Form 10-Q
period 2008-06-30
Interval Leisure Group, Inc.
filed 2008-09-22
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on September 22, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-34062

INTERVAL LEISURE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2590997 (I.R.S. Employer Identification No.)
6262 Sunset Drive, Miami, FL (Address of Registrant's principal executive offices)	33143 (Zip Code)
(305) 666-1861 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of September 19, 2008, 56,145,617 shares of the Registrant's common stock were outstanding. The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of September 19, 2008 was $473,163,551. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Revenue	$103,184	$85,885	$219,121	$172,318
Cost of sales (exclusive of depreciation shown separately below)	34,288	22,508	70,321	41,452

Gross profit	68,896	63,377	148,800	130,866
Selling and marketing expense	13,512	11,413	25,775	23,075
General and administrative expense	20,169	17,260	40,134	33,065
Amortization of intangibles	6,477	6,305	12,954	12,610
Depreciation	2,392	1,965	4,627	3,853

Operating income	26,346	26,434	65,310	58,263
Other income (expense):
Interest income	5,119	2,637	7,135	5,278
Interest expense	(53)	(70)	(113)	(116)
Other expense	(40)	(736)	(540)	(849)

Total other income, net	5,026	1,831	6,482	4,313

Earnings before income taxes and minority interest	31,372	28,265	71,792	62,576
Income tax provision	(11,881)	(10,843)	(27,485)	(24,005)
Minority interest in loss (income) of consolidated subsidiaries	1	(3)	(7)	(3)

Net income	$19,492	$17,419	$44,300	$38,568

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
	(In thousands)
ASSETS
Cash and cash equivalents	$76,208	$67,113
Restricted cash and cash equivalents	5,085	5,817
Accounts receivable, net of allowance of $201 and $352, respectively	21,686	15,750
Deferred income taxes	27,892	28,109
Deferred membership costs	14,633	13,688
Prepaid expenses and other current assets	16,280	17,086

Total current assets	161,784	147,563
Property and equipment, net	35,982	34,963
Goodwill	513,323	514,308
Intangible assets, net	175,965	188,895
Deferred income taxes	12,549	12,549
Deferred membership costs	22,358	21,217
Other non-current assets	6,447	3,122

TOTAL ASSETS	$928,408	$922,617

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$13,599	$10,981
Deferred revenue	106,230	97,898
Income taxes payable	4,741	2,489
Accrued compensation and benefits	10,188	11,635
Member deposits	10,687	11,167
Accrued expenses and other current liabilities	31,983	26,105

Total current liabilities	177,428	160,275
Other long-term liabilities	1,697	2,286
Deferred revenue	143,030	139,044
Deferred income taxes	106,341	107,133
Minority interest	519	512
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Invested capital	726,795	726,919
Receivables from IAC and subsidiaries	(495,374)	(436,475)
Retained earnings	266,784	222,484
Accumulated other comprehensive income	1,188	439

Total shareholders' equity	499,393	513,367

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$928,408	$922,617

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	Total	Invested Capital	Receivables from IAC and Subsidiaries	Retained Earnings	Accumulated Other Comprehensive Income
	(In thousands)
Balance as of December 31, 2007	$513,367	$726,919	$(436,475)	$222,484	$439
Comprehensive income:
Net income for the six months ended June 30, 2008	44,300	—	—	44,300	—
Foreign currency translation	749	—	—	—	749

Comprehensive income	45,049
Net transfers to IAC	(124)	(124)	—	—	—
Net increase in receivables from IAC and subsidiaries	(58,899)	—	(58,899)	—	—

Balance as of June 30, 2008	$499,393	$726,795	$(495,374)	$266,784	$1,188

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$44,300	$38,568
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	12,954	12,610
Depreciation	4,627	3,853
Non-cash compensation expense	3,093	1,357
Deferred income taxes	(459)	(3,558)
Minority interest in income of consolidated subsidiaries	7	3
Changes in assets and liabilities:
Accounts receivable	(5,906)	(101)
Prepaid expenses and other current assets	1,072	1,266
Accounts payable and other current liabilities	7,487	832
Income taxes payable	1,955	694
Deferred revenue	9,215	14,138
Other, net	(3,355)	(133)

Net cash provided by operating activities	74,990	69,529

Cash flows from investing activities:
Acquisitions, net of cash acquired	999	(109,411)
Transfers (to) from IAC	(61,937)	66,893
Capital expenditures	(5,617)	(3,894)

Net cash used in investing activities	(66,555)	(46,412)

Cash flows from financing activities:
Excess tax benefits from stock-based awards	—	258
Other, net	—	(516)

Net cash used in financing activities	—	(258)

Effect of exchange rate changes on cash and cash equivalents	660	1,801

Net increase in cash and cash equivalents	9,095	24,660
Cash and cash equivalents at beginning of period	67,113	37,557

Cash and cash equivalents at end of period	$76,208	$62,217

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Spin-Off

        On November 5, 2007, IAC/InterActiveCorp ("IAC") announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies, identifying Interval Leisure Group, Inc. ("ILG") as one of those five companies. In these consolidated financial statements, we refer to the separation transaction as the "spin-off." In connection with the spin-off, ILG was incorporated as a Delaware corporation in May 2008. As of June 30, 2008, ILG did not have any material assets or liabilities, nor did it engage in any business or other activities and, other than in connection with the spin-off, will not acquire or incur any material assets or liabilities, nor will it engage in any business or other activities. Upon completion of the spin-off, ILG will consist of Interval and ResortQuest Hawaii and ResortQuest Real Estate of Hawaii, collectively referred to herein as "RQH", which was acquired on May 31, 2007, the businesses that formerly comprised IAC's Interval segment. The businesses to be operated by ILG following the spin-off are referred to herein as the "ILG Businesses." See Note 10.

Basis of Presentation

        The historical consolidated financial statements of ILG and its subsidiaries reflect the contribution or other transfer to ILG of all of the subsidiaries and assets and the assumption by ILG of all of the liabilities relating to the ILG Businesses in connection with the spin-off and the allocation to ILG of certain IAC corporate expenses relating to the ILG Businesses. Accordingly, the historical consolidated financial statements of ILG reflect the historical financial position, results of operations and cash flows of the ILG Businesses since their respective dates of acquisition by IAC, based on the historical consolidated financial statements and accounting records of IAC and using the historical results of operations and historical bases of the assets and liabilities of the ILG Businesses with the exception of accounting for income taxes. For purposes of these financial statements, income taxes have been computed for ILG on an as if stand-alone, separate tax return basis. Intercompany transactions and accounts have been eliminated.

        In the opinion of ILG's management, the assumptions underlying the historical consolidated financial statements of ILG are reasonable. However, this financial information does not necessarily reflect what the historical financial position, results of operations and cash flows of ILG would have been had ILG been a stand- alone company during the periods presented.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of ILG's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with ILG's audited consolidated financial statements and notes thereto for the year ended December 31, 2007.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Company Overview

        ILG is a leading provider of membership services, primarily to the vacation ownership industry, through Interval. With the acquisition of RQH in May 2007, ILG also entered the vacation rental and property management services industry.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

        ILG's management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with U.S. generally accepted accounting principles. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

        Significant estimates underlying the accompanying consolidated financial statements include: the recovery of goodwill and intangible assets; the determination of deferred income taxes, including related valuation allowances; the determination of deferred revenue; and assumptions related to the determination of stock-based compensation.

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be applied prospectively, except as it relates to disclosures, for which the effects will be applied retrospectively for all periods presented. Early adoption is not permitted. ILG is currently assessing the impact of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning after December 15, 2008. Early adoption is not permitted. ILG is currently assessing the impact of the adoption of SFAS No. 141R on its consolidated financial position, results of operations and cash flows.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	June 30, 2008	December 31, 2007
Goodwill	$513,323	$514,308
Intangible assets with indefinite lives	33,300	33,300
Intangible assets with definite lives, net	142,665	155,595

Total goodwill and intangible assets, net	$689,288	$703,203

        Intangible assets with indefinite lives relate principally to trade names and trademarks. At June 30, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Customer relationships	$129,500	$(74,732)	$54,768	10.0
Purchase agreements	73,500	(42,416)	31,084	10.0
Property management contracts	45,700	(3,536)	42,164	14.0
Technology	24,630	(24,603)	27	5.0
Other	16,878	(2,256)	14,622	8.1

Total	$290,208	$(147,543)	$142,665

        At December 31, 2007, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Customer relationships	$129,500	$(68,257)	$61,243	10.0
Purchase agreements	73,500	(38,741)	34,759	10.0
Property management contracts	45,700	(1,904)	43,796	14.0
Technology	24,630	(24,600)	30	5.0
Other	16,854	(1,087)	15,767	8.2

Total	$290,184	$(134,589)	$155,595

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2007 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2008	$25,917
2009	25,887
2010	25,887
2011	25,826
2012	19,892
2013 and thereafter	32,186

$155,595

        The following table presents the balance of goodwill by segment, including changes in the carrying amount of goodwill, for the six months ended June 30, 2008 (in thousands):

	Balance as of January 1, 2008	Additions	(Deductions)	Balance as of June 30, 2008
Interval	$473,879	$—	$—	$473,879
RQH	40,429	14	(999)	39,444

Total	$514,308	$14	$(999)	$513,323

        The change in RQH's goodwill principally relates to a settlement received related to a lawsuit that was filed by RQH prior to its acquisition by ILG.

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	June 30, 2008	December 31, 2007
Computer equipment	$16,151	$14,443
Capitalized software	33,942	31,312
Buildings and leasehold improvements	19,548	19,182
Furniture and other equipment	8,832	8,096
Projects in progress	5,989	5,848

	84,462	78,881
Less: accumulated depreciation and amortization	(48,480)	(43,918)

Total property and equipment, net	$35,982	$34,963

NOTE 5—SEGMENT INFORMATION

        The overall concept that ILG employs in determining its operating segments and related financial information is to present them in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

management, and the focus of the businesses with regards to the types of products or services offered or the target market. ILG has two operating segments, Interval, its vacation ownership membership services business, and RQH, its vacation rental and property management business.

        ILG's primary metric is Operating Income Before Amortization, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization and impairment of intangibles, (3) goodwill impairment, (4) pro forma adjustments for significant acquisitions, and (5) one-time items. ILG believes this measure is useful to investors because it represents the consolidated operating results from ILG's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to ILG's statement of operations of certain expenses, including non-cash compensation, and acquisition related accounting.

        The following tables reconcile Operating Income Before Amortization to operating income for ILG's operating segments and to net income in total (in thousands):

	For the Three Months Ended June 30, 2008:
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
Interval	$33,581	$(1,623)	$(5,241)	$26,717
RQH	940	(75)	(1,236)	(371)

Total	$34,521	$(1,698)	$(6,477)	26,346

Other income, net				5,026

Earnings before income taxes and minority interest				31,372
Income tax provision				(11,881)
Minority interest in loss of consolidated subsidiaries				1

Net income				$19,492

	For the Three Months Ended June 30, 2007:
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income
Interval	$32,748	$(984)	$(6,305)	$25,459
RQH	983	(8)	—	975

Total	$33,731	$(992)	$(6,305)	26,434

Other income, net				1,831

Earnings before income taxes and minority interest				28,265
Income tax provision				(10,843)
Minority interest in income of consolidated subsidiaries				(3)

Net income				$17,419

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

	For the Six Months Ended June 30, 2008:
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income
Interval	$76,493	$(2,943)	$(10,482)	$63,068
RQH	4,864	(150)	(2,472)	2,242

Total	$81,357	$(3,093)	$(12,954)	65,310

Other income, net				6,482

Earnings before income taxes and minority interest				71,792
Income tax provision				(27,485)
Minority interest in income of consolidated subsidiaries				(7)

Net income				$44,300

	For the Six Months Ended June 30, 2007:
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income
Interval	$71,247	$(1,349)	$(12,610)	$57,288
RQH	983	(8)	—	975

Total	$72,230	$(1,357)	$(12,610)	58,263

Other income, net				4,313

Earnings before income taxes and minority interest				62,576
Income tax provision				(24,005)
Minority interest in income of consolidated subsidiaries				(3)

Net income				$38,568

        Non-cash compensation expense in the tables above is included in the following line items in the accompanying consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales	$132	$78	$240	$107
Selling and marketing expense	145	85	263	117
General and administrative expense	1,421	829	2,590	1,133

Non-cash compensation expense	$1,698	$992	$3,093	$1,357

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Revenue:
Interval	$88,646	$80,183	$185,480	$166,616
RQH	14,538	5,702	33,641	5,702

Total	$103,184	$85,885	$219,121	$172,318

        ILG maintains operations in the United States, the United Kingdom and other international territories. Geographic information about the United States and international territories is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
United States	$83,636	$70,902	$180,924	$142,033
All other countries	19,548	14,983	38,197	30,285

Total	$103,184	$85,885	$219,121	$172,318

	June 30, 2008	December 31, 2007
Long-lived assets (excluding goodwill and intangible assets):
United States	$34,521	$33,688
All other countries	1,461	1,275

Total	$35,982	$34,963

NOTE 6—COMPREHENSIVE INCOME

        Comprehensive income is comprised of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$19,492	$17,419	$44,300	$38,568
Foreign currency translation	27	1,039	749	1,107

Comprehensive income	$19,519	$18,458	$45,049	$39,675

        Accumulated other comprehensive income at June 30, 2008 and December 31, 2007 is solely related to foreign currency translation and is recorded net of tax.

NOTE 7—INCOME TAXES

        ILG calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28 and FASB Interpretation No. 18. At the end of each interim period, ILG makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

earnings or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or ILG's tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

        For the three and six months ended June 30, 2008, ILG recorded tax provisions of $11.9 million and $27.5 million, respectively, which represent effective tax rates of 38%. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

        For the three and six months ended June 30, 2007, ILG recorded tax provisions of $10.8 million and $24.0 million, respectively, which represent effective tax rates of 38%. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

        As of December 31, 2007 and June 30, 2008, ILG had unrecognized tax benefits of approximately $5.7 million. Included in unrecognized tax benefits at June 30, 2008 is approximately $4.9 million for tax positions included in IAC's consolidated tax return filings that will remain a liability of IAC after the spin-off. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the six months ended June 30, 2008 is $0.1 million, net of related deferred taxes, for interest on unrecognized tax benefits. At June 30, 2008, ILG has accrued $1.8 million for the payment of interest. There are no material accruals for penalties.

        By virtue of previously filed separate company and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known.

        The Internal Revenue Service is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2003, which includes the operations of ILG from September 24, 2002, its date of acquisition by IAC. The statute of limitations for these years has been extended to December 31, 2009. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, Florida, New York state and New York City, for various tax years after December 31, 2001. These examinations are expected to be completed by late 2008.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $2.9 million within twelve months of the current reporting date due primarily to the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

NOTE 8—CONTINGENCIES

        In the ordinary course of business, ILG is a party to various lawsuits. ILG establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against ILG, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of ILG, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. ILG also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 7 for discussion related to income tax contingencies.

NOTE 9—RELATED PARTY TRANSACTIONS

        ILG's expenses include allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These allocations were based on the ratio of ILG's revenue as a percentage of IAC's total revenue. Allocated costs were $0.2 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively, and are included in "General and administrative expense" in the accompanying consolidated statements of operations. It is not practicable to determine the actual expenses that would have been incurred for these services had ILG operated as a stand-alone entity. In the opinion of management, the allocation method is reasonable.

        The portion of interest income reflected in the consolidated statements of operations that is intercompany in nature, was $4.2 million, $5.5 million, $2.3 million and $3.8 million for the three and six months ended June 30, 2008 and 2007, respectively. This intercompany interest relates to the receivables from IAC.

        An analysis of ILG's receivables from IAC and subsidiaries is as follows (in thousands):

June 30, 2008
Receivables from IAC and subsidiaries at December 31, 2007	$436,475
Cash transfers to IAC related to its centrally managed U.S. treasury function	69,231
Interest income	5,491
Employee equity instruments and associated tax withholdings	738
Allocation of non-cash compensation expense	(3,038)
Administrative expenses and other	(13,523)

Receivables from IAC and subsidiaries at June 30, 2008	$495,374

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—RELATED PARTY TRANSACTIONS (Continued)

Relationship Between IAC and ILG after the Spin-Off

        For purposes of governing certain of the ongoing relationships between ILG and IAC at and after the spin-off, and to provide for an orderly transition, ILG and IAC are expected to enter into a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement (the "Spin-Off Agreements"), among other agreements. See Note 10.

NOTE 10—SUBSEQUENT EVENTS

ILG Senior Secured Credit Facility

        In connection with the spin-off of ILG, on July 25, 2008, Interval Acquisition Corp., a subsidiary of ILG, entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "RCF").

        The interest rates per annum applicable to loans under the senior secured credit facility are, at Interval Acquisition Corp.'s option, equal to either a base rate or a LIBOR rate plus an applicable margin, which will vary with the total leverage ratio of Interval Acquisition Corp. but initially will be fixed at 2.75% per annum for LIBOR term loans, 2.25% per annum for LIBOR revolving loans, 1.75% per annum for base rate term loans and 1.25% per annum for base rate revolving loans.

        All obligations under the senior secured credit facilities are unconditionally guaranteed by ILG and each of Interval Acquisition Corp.'s existing and future direct and indirect domestic subsidiaries, subject to certain exceptions.

Interval Acquisition Corp. 9.5% Senior Notes

        In connection with the spin-off of ILG, on July 28, 2008, Interval Acquisition Corp. (the "Issuer") agreed to issue $300.0 million of aggregate principal amount of 9.5% Senior Notes due 2016 ("Interval Senior Notes"), reduced by the original issue discount of $23.5 million, to IAC, and IAC has agreed to exchange such Interval Senior Notes for certain of IAC's 7% Senior Notes due 2013 pursuant to a notes exchange and consent agreement. The issuance and exchange occurred on August 19 and 20, 2008, respectively. Interest on the Interval Senior Notes is payable semi-annually in cash in arrears on September 1 and March 1 of each year, commencing March 1, 2009. The Interval Senior Notes are guaranteed by all entities that are domestic subsidiaries of the Issuer and by ILG.

        The Interval Senior Notes are redeemable by the Issuer in whole or in part, on or after September 1, 2012 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

        The final total costs incurred in connection with the issuance of the Interval Senior Notes and borrowings under the Term Loan and establishing the RCF are estimated to be $13.5 million. The initial net cash proceeds to ILG were $139.4 million, which was net of $10.6 million of billed expenses. In connection with the spin-off, ILG retained $50.0 million and distributed the remainder of the net proceeds, $89.4 million, to IAC. The additional costs, estimated at $2.9 million, in connection with the issuance will be paid by IAC and settled at a later date as part of the finalized intercompany receivable balance with IAC, with no cash outlay by ILG.

Spin-Off

        After the close of The NASDAQ Stock Market on August 20, 2008, IAC completed the spin-off of ILG, following the transfer of all of the outstanding stock of Interval Acquisition Corp., which directly and through subsidiaries holds the ownership interest in those entities and assets that conduct the ILG Businesses, to ILG. Each holder of IAC common shares received 1/5 ILG shares in the spin-off. Also on August 20, 2008, IAC and ILG entered into the Spin-Off Agreements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview

        On November 5, 2007, IAC/InterActiveCorp ("IAC") announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies, identifying Interval Leisure Group, Inc. ("ILG") as one of those five companies. We refer to the separation transaction herein as the "spin-off". In connection with the spin-off, ILG was incorporated as a Delaware corporation in May 2008. As of June 30, 2008, ILG did not have any material assets or liabilities, nor did it engage in any business or other activities. Since completion of the spin-off on August 20, 2008, ILG consists of Interval and ResortQuest Hawaii and ResortQuest Real Estate of Hawaii, collectively referred to herein as "RQH", which was acquired on May 31, 2007, the businesses that formerly comprised IAC's Interval segment. The businesses operated by ILG following the spin-off are referred to herein as the "ILG Businesses".

Results of operations for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007:

Revenue

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Interval	$88,646	11%	$80,183
RQH	14,538	NM	5,702

Total revenue	$103,184	20%	$85,885

        Revenue in 2008 increased $17.3 million, or 20%, from 2007, primarily due to the acquisition of RQH on May 31, 2007, which contributed $14.5 million and $5.7 million to ILG's revenue in 2008 and 2007, respectively. Excluding RQH, revenue grew 11%. This was driven by an 11% increase in membership revenue and a 10% growth in revenue from confirmed vacations. Membership revenue grew due to a 4% increase in active members in addition to an increase in average membership fees. Confirmed vacations revenue, which primarily includes transactional fees paid for exchange and Getaway transactions (i.e. vacations), increased due to a 6% increase in volume as well as higher fees compared to the prior year period. Total active members increased by 0.1 million from 2007 to approximately 2.0 million.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Interval	$185,480	11%	$166,616
RQH	33,641	NM	5,702

Total revenue	$219,121	27%	$172,318

        Revenue in 2008 increased $46.8 million, or 27%, from 2007, primarily due to the acquisition of RQH on May 31, 2007, which contributed $33.6 million and $5.7 million to ILG's revenue in 2008 and 2007, respectively. Excluding RQH, revenue grew 11%. This was driven by a 12% growth in revenue from confirmed vacations and a 10% increase in membership revenue. Both confirmed vacations revenue and membership revenue grew primarily due to the factors described above in the three month discussion.

Cost of sales

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Cost of sales	$34,288	52%	$22,508
As a percentage of total revenue	33%	702 bp	26%
Gross margin	67%	(702) bp	74%

bp = basis points

        Cost of sales consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in servicing Interval's members as well as the cost of rental inventory for confirmed vacations. Beginning in the second quarter of 2007, due to the acquisition of RQH, cost of sales also includes compensation and other employee-related costs for personnel engaged in providing services to property owners and/or guests.

        Cost of sales in 2008 increased $11.8 million from 2007, primarily due to the acquisition of RQH, which contributed $11.3 million and $4.0 million to ILG's cost of sales in 2008 and 2007, respectively. Gross margins decreased 7% principally due to the inclusion of RQH. RQH has lower gross margins than Interval primarily due to higher revenue and the related compensation and other employee-related costs directly associated with managing properties. Excluding the impact of RQH, cost of sales increased $4.5 million in 2008 primarily due to increases of $2.4 million in compensation and other employee-related costs, $0.8 million in postage and freight costs related to membership fulfillment and $0.7 million in the cost of rental inventory for use in confirmed vacations. The increase in compensation and other employee-related costs is due, in part, to a 19% increase in headcount primarily associated with servicing a new contract, a portion of which is in advance of revenue from such contract.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Cost of sales	$70,321	70%	$41,452
As a percentage of total revenue	32%	804 bp	24%
Gross margin	68%	(804) bp	76%

        Cost of sales in 2008 increased $28.9 million from 2007, primarily due to the acquisition of RQH, which contributed $24.0 million and $4.0 million to ILG's cost of sales in 2008 and 2007. Gross margins decreased 8% principally due to the inclusion of RQH. Excluding the impact of RQH, cost of sales increased $8.9 million in 2008 primarily due to increases of $4.4 million in compensation and other employee-related costs, $2.0 million in the cost of rental inventory for use in confirmed vacations and $1.1 million in postage and freight costs related to membership fulfillment. The increase in compensation and other employee-related costs is due, in part, to increased headcount to service additional members, including a new contract as described above in the three month discussion and an increase in contract labor related to outsourced home-based call center agents.

Selling and marketing expense

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense	$13,512	18%	$11,413
As a percentage of total revenue	13%	(19) bp	13%

        Selling and marketing expense consists primarily of commission expense, advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in sales and sales support functions. Advertising and promotional expenditures primarily include printing costs of directories and magazines, promotions, tradeshows and agency fees.

        Selling and marketing expense in 2008 increased $2.1 million from 2007, primarily due to increased advertising and promotional expenditures and printing costs related to membership fulfillment, as well as the impact of the RQH acquisition, which contributed $0.9 million and $0.3 million to ILG's selling and marketing expense in 2008 and 2007, respectively. Excluding the impact of RQH, selling and marketing expense increased $1.5 million. The increase in advertising and promotional expenditures is due, in part, to the timing of an industry tradeshow which occurred in the first quarter of 2007 and the second quarter of 2008.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense	$25,775	12%	$23,075
As a percentage of total revenue	12%	(163) bp	13%

        Selling and marketing expense in 2008 increased $2.7 million from 2007, due to the acquisition of RQH, which contributed $1.9 million and $0.3 million to ILG's selling and marketing expense in 2008 and 2007, respectively. Excluding the impact of RQH, selling and marketing expense increased $1.1 million in 2008 primarily due to higher printing costs related to membership fulfillment.

General and administrative expense

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense	$20,169	17%	$17,260
As a percentage of total revenue	20%	(55) bp	20%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2008 increased $2.9 million from 2007, primarily due to an increase in compensation and other employee-related costs, as well as the impact of the RQH acquisition, which contributed $1.2 million and $0.3 million to ILG's general and administrative expense in 2008 and 2007, respectively. Excluding the impact of RQH, general and administrative expense increased $2.0 million in 2008 primarily due to an increase of $1.3 million in compensation and other employee-related costs associated, in part, with a 6% increase in headcount. Included in this increase in headcount is the impact of hiring additional employees in anticipation of the spin-off. Also contributing to the increase in general and administrative expense is an increase in professional fees primarily due to information technology related costs and additional expenses associated with preparing to become a public company. ILG expects to incur increased costs related to the additional financial and legal requirements associated with being a separate public company, as well as increased non-cash compensation associated with the modification of existing stock-based compensation awards in connection with the spin-off and the grant of new awards in connection with and subsequent to the spin-off.

        General and administrative expense includes non-cash compensation expense of $1.4 million in 2008 compared with $0.8 million in 2007. The increase in non-cash compensation expense is primarily due to equity grants issued subsequent to the second quarter of 2007. As of June 30, 2008, there was approximately $15.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 3.1 years (exclusive of the impact of the modification related to the spin-off, which consists of the accelerated vesting of certain unvested restricted stock units).

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense	$40,134	21%	$33,065
As a percentage of total revenue	18%	(87) bp	19%

        General and administrative expense in 2008 increased $7.1 million from 2007, primarily due to an increase in compensation and other employee-related costs, as well as the impact of the RQH acquisition, which contributed $2.5 million and $0.3 million to ILG's general and administrative expense in 2008 and 2007, respectively. Excluding the impact of RQH, general and administrative expense increased $4.9 million in 2008 primarily due to increases of $3.5 million in compensation and other employee-related costs. Also contributing to the increase in general and administrative expense is an increase in professional fees as described above in the three month discussion.

        General and administrative expense includes non-cash compensation expense of $2.6 million in 2008 compared with $1.1 million in 2007. The increase in non-cash compensation expense is primarily due to equity grants issued subsequent to the second quarter of 2007.

Depreciation

  For the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Depreciation	$2,392	22%	$1,965	$4,627	20%	$3,853
As a percentage of total revenue	2%	3 bp	2%	2%	(12) bp	2%

        Depreciation for the three and six months ended June 30, 2008 increased $0.4 million and $0.8 million, respectively, primarily due to the incremental depreciation associated with capital expenditures made after the second quarter 2007 and the acquisition of RQH. Excluding the impact of RQH, depreciation increased $0.3 million and $0.5 million for the three and six months ended June 30, 2008, respectively.

Operating Income Before Amortization

        Operating Income Before Amortization is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting".

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating Income Before Amortization	$34,521	2%	$33,731
As a percentage of total revenue	33%	(582) bp	39%

        Operating Income Before Amortization in 2008 increased $0.8 million from 2007, growing at a slower rate than revenue due primarily to the inclusion of the results of RQH, which was adversely impacted by a double digit decrease in flights to Hawaii during the second quarter of 2008, due in part to the bankruptcy of two low cost airlines serving the region and the downturn in the general economic conditions of the Hawaiian travel and leisure industry. Also impacting Operating Income Before Amortization is higher operating expenses, primarily increased selling and marketing expense related to the shift in the timing of an industry conference, higher general and administrative expense related to preparing to become a public company and increased cost of sales associated with personnel and training costs to service a new contract in advance of revenue from such contract. Excluding the impact of RQH, Operating Income Before Amortization grew 3% to $33.6 million.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating Income Before Amortization	$81,357	13%	$72,230
As a percentage of total revenue	37%	(479) bp	42%

        Operating Income Before Amortization in 2008 increased $9.1 million from 2007, growing at a slower rate than revenue due primarily to the inclusion of the results of RQH. Excluding the impact of RQH, Operating Income Before Amortization grew 7% to $76.5 million. This increase is due to the higher revenue noted above, partially offset by increases of $8.9 million in cost of sales and $4.9 million in general and administrative expense.

Operating income

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating income	$26,346	(0)%	$26,434
As a percentage of total revenue	26%	(525) bp	31%

        Operating income in 2008 decreased $0.1 million from 2007, despite the increase in Operating Income Before Amortization described above, primarily due to an increase of $0.7 million in non-cash compensation expense and an increase of $0.2 million in amortization of intangibles. RQH contributed an operating loss of $0.4 million and operating income of $1.0 million to ILG's operating income in 2008 and 2007, respectively.

        The decrease in flights to Hawaii and the downturn in the general economic conditions of the Hawaiian travel and leisure industry referred to above is expected to continue to adversely impact results, at least in the near-term.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating income	$65,310	12%	$58,263
As a percentage of total revenue	30%	(401) bp	34%

        Operating income in 2008 increased $7.0 million from 2007, primarily due to the increase in Operating Income Before Amortization described above, partially offset by an increase of $1.7 million in non-cash compensation expense and an increase of $0.3 million in amortization of intangibles. RQH contributed $2.2 million and $1.0 million to ILG's operating income in 2008 and 2007, respectively.

Income tax provision

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

        For the three months ended June 30, 2008 and 2007, ILG recorded tax provisions of $11.9 million and $10.8 million, respectively, which represent effective tax rates of 38%. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

        For the six months ended June 30, 2008 and 2007, ILG recorded tax provisions of $27.5 million and $24.0 million, respectively, which represent effective tax rates of 38%. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

        As of December 31, 2007 and June 30, 2008, ILG had unrecognized tax benefits of approximately $5.7 million. Included in unrecognized tax benefits at June 30, 2008 is approximately $4.9 million for tax positions included in IAC's consolidated tax return filings that will remain a liability of IAC after the spin-off. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the six months ended June 30, 2007 is $0.1 million, net of related deferred taxes, for interest on unrecognized tax benefits. As of June 30, 2008, ILG has accrued $1.8 million for the payment of interest. There are no material accruals for penalties.

        By virtue of previously filed separate ILG and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $2.9 million within twelve months of the current reporting date due primarily to the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        Under the terms of the tax sharing agreement, executed on August 20, 2008 in connection with the spin-off, IAC will generally retain the liability related to federal and state returns filed on a consolidated or unitary basis for all periods prior to the spin-off.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2008, ILG had $81.3 million of cash and cash equivalents and restricted cash and cash equivalents, $75.1 million of which is held in foreign jurisdictions, principally the United Kingdom, and is subject to changes in foreign exchange rates. ILG conducts business in a foreign country where currency restriction exists. At June 30, 2008, ILG had $6.2 million of cash which can only be repatriated upon the approval of that country's government. ILG has requested approval for a portion of the cash to be repatriated. This request is currently pending.

        Net cash provided by operating activities increased to $75.0 million in 2008 from $69.5 million in 2007. This increase was principally due to an increase in accounts payable and other current liabilities primarily related to the timing of payments on vendor invoices and higher accrued purchased space, partially offset by an increase in accounts receivable related to various renegotiated contracts in 2008 and a smaller contribution from deferred revenue.

        Net cash used in investing activities in 2008 of $66.6 million primarily resulted from cash transfers to IAC of $61.9 million and capital expenditures of $5.6 million. The cash transfers to IAC relate to IAC's centrally managed U.S. treasury function. Net cash used in investing activities in 2007 of $46.4 million was related to acquisitions, net of cash acquired, of $109.4 million and capital expenditures of $3.9 million, partially offset by cash transfers from IAC of $66.9 million. Acquisitions, net of cash acquired, in 2007 relates to the acquisition of RQH in May 2007.

        In connection with the spin-off of ILG, on July 25, 2008, Interval Acquisition Corp., a subsidiary of ILG, entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "RCF"). In addition, Interval Acquisition Corp. has issued $300.0 million of aggregate principal amounts of 9.5% Senior Notes due 2016 (the "Interval Senior Notes"), reduced by the original issue discount of $23.5 million, to IAC, and IAC has exchanged such Interval Senior Notes for certain of IAC's 7% Senior Notes pursuant to a notes exchange and consent agreement. The final total costs incurred in connection with the issuance of the Interval Senior Notes and borrowings under the Term Loan and establishing the RCF are estimated to be $13.5 million. The initial net cash proceeds to ILG were $139.4 million, which was net of $10.6 million of billed expenses. In connection with the spin-off, ILG retained $50.0 million and distributed the remainder of the net proceeds, $89.4 million, to IAC. ILG also retained its international cash which was approximately $75.1 million as of June 30, 2008. The additional costs, estimated at $2.9 million, in connection with the issuance will be paid by IAC and settled at a later date as part of the finalized intercompany receivable balance with IAC, with no cash outlay by ILG. Upon completion of the spin-off, the finalized intercompany receivable balance with IAC will be extinguished.

        ILG anticipates that it will make capital and other expenditures in connection with the development and expansion of its operations. ILG's ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. ILG believes that its cash on hand along with its anticipated operating cash flows in 2008, availability under the RCF and its access to capital markets are sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Purchase obligations(a)	$14,170	$5,304	$6,693	$2,173	$—
Operating leases	71,413	9,101	14,298	12,489	35,525

Total contractual cash obligations	$85,583	$14,405	$20,991	$14,662	$35,525

(a)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory for use in vacations.

Seasonality

        Revenue at ILG is influenced by the seasonal nature of planned family travel with the first quarter generally experienced the strongest bookings and the fourth quarter generally experiencing weaker bookings.

Recent Accounting Pronouncements

        Refer to Note 2 in the consolidated financial statements for a description of recent accounting pronouncements.

 ILG'S PRINCIPLES OF FINANCIAL REPORTING

        ILG reports Operating Income Before Amortization as a supplemental measure to generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which ILG evaluates the performance of its businesses, on which its internal budgets are based and by which management is compensated. ILG believes that investors should have access to the same set of tools that it uses in analyzing its results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. ILG provides and encourages investors to examine the reconciling adjustments between the GAAP and non-GAAP measure which are discussed below.

Definition of ILG's Non-GAAP Measure

        Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization and impairment of intangibles, (3) goodwill impairment, (4) pro forma adjustments for significant acquisitions, and (5) one-time items. ILG believes this measure is useful to investors because it represents the operating results from the ILG Businesses, taking into account depreciation, which ILG believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to ILG's statement of operations of certain expenses, including non-cash compensation, and acquisition-related accounting. ILG endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

Pro Forma Results

        ILG will only present Operating Income Before Amortization on a pro forma basis if it views a particular transaction as significant in size or transformational in nature. For the periods presented in this report, there are no transactions that ILG has included on a pro forma basis.

One-Time Items

        Operating Income Before Amortization is presented before one-time items, if applicable. These items are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no one-time items.

Non-Cash Expenses That Are Excluded From ILG's Non-GAAP Measure

        Non-cash compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of restricted stock, restricted stock units and stock options. These expenses are not paid in cash, and ILG will include the related shares in its future calculations of fully diluted shares outstanding. Upon vesting of restricted stock and restricted stock units and the exercise of certain stock options, the awards will be settled, at ILG's discretion, on a net basis, with ILG remitting the required tax withholding amount from its current funds.

        Amortization of intangibles is a non-cash expense relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as customer relationships, purchase agreements and property management agreements are valued and amortized over their estimated lives. ILG believes that since intangibles represent costs incurred by the acquired company to build value prior to acquisition, they were part of transaction costs.

 RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating income for ILG's operating segments and to net income in total for the three and six months ended June 30, 2008 and 2007, see Note 5 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

        ILG conducts business in certain foreign markets, primarily in the United Kingdom and the European Union. ILG's primary exposure to foreign currency risk relates to its investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the British Pound Sterling and Euro. However, the exposure is mitigated as ILG has generally reinvested profits from its international operations. ILG is also exposed to foreign currency risk related to its assets and liabilities denominated in a currency other than the functional currency.

        As currency exchange rates change, translation of the income statements of ILG's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, ILG has not hedged translation risks because cash flows from international operations were generally reinvested locally. Foreign exchange net losses for the three months ended June 30, 2008 and 2007 were less than $0.1 million and $0.7 million, respectively. Foreign exchange net losses for the six months ended June 30, 2008 and 2007 were $0.5 million and $0.9 million, respectively.

        As ILG increases its operations in international markets it becomes increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on ILG is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause ILG to adjust its financing, operating and hedging strategies.

Item 4.    Controls and Procedures

        We monitor and evaluate on an ongoing basis our disclosure controls and internal control over financial reporting in order to improve our overall effectiveness. In the course of this evaluation, we modify and refine our internal processes as conditions warrant.

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and Forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        As required by Rule 13a-15(d) of the Exchange Act, we, under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, also evaluated whether any changes occurred to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the period covered by this report.

 PART II
OTHER INFORMATION

Item 1.    Not applicable.

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This quarterly report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "intends," "plans" and "believes," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward looking statements included in this quarterly report for a variety of reasons, including, among others: changes in economic conditions generally or in any of the markets or industries in which we operate, adverse changes to, or interruptions in, relationships with third parties, changes in our senior management, regulatory changes, our ability to compete effectively, the effects of our substantial indebtedness and our compliance with the terms thereof, failure to comply with existing laws, the ability to offer new or alternative products and services in a cost-effective manner and customer acceptance of these products and services, and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in "Risk Factors" in our Registration Statement on Form S-1 (Registration No. 333-152699), as amended. Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. We do not undertake to update these forward-looking statements.

Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in our Registration Statement on Form S-1 (Registration No. 333-152699), as amended, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Items 2-5.    Not applicable.

Item 6.    Exhibits

Exhibit Number		Description	Location
3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.
3.2		Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on August 25, 2008.
31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.3	†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.3	††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

†
Filed herewith.

††
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 22, 2008

INTERVAL LEISURE GROUP, INC.
By:	/s/ WILLIAM L. HARVEY William L. Harvey Chief Financial Officer

Signature	Title	Date

/s/ JOHN A. GALEA John A. Galea	Chief Accounting Officer	September 22, 2008

QuickLinks

PART 1—FINANCIAL STATEMENTS
  Item 1. Consolidated Financial Statements
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
ILG'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Not applicable.
  Item 1A. Risk Factors
  Items 2-5. Not applicable.
  Item 6. Exhibits
SIGNATURES