Form 10-Q
period 2008-09-30
Interval Leisure Group, Inc.
filed 2008-11-18
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 18, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-34062

INTERVAL LEISURE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2590997 (I.R.S. Employer Identification No.)
6262 Sunset Drive, Miami, FL (Address of Registrant's principal executive offices)	33143 (Zip Code)

(305) 666-1861
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of November 14, 2008, 56,208,880 shares of the Registrant's common stock were outstanding. The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of November 14, 2008 was $235,651,386. For the purpose of the foregoing calculation only, Liberty Media Corporation and all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Revenue	$100,755	$96,019	$319,876	$268,337
Cost of sales	32,201	30,266	102,522	71,718

Gross profit	68,554	65,753	217,354	196,619
Selling and marketing expense	12,303	11,580	38,078	34,655
General and administrative expense	23,509	19,021	63,643	52,086
Amortization expense of intangibles	6,476	7,851	19,430	20,461
Depreciation expense	2,429	2,247	7,056	6,100

Operating income	23,837	25,054	89,147	83,317
Other income (expense):
Interest income	3,658	2,416	10,793	7,694
Interest expense	(5,374)	(49)	(5,487)	(165)
Other income (expense)	1,375	233	835	(616)

Total other income, net	(341)	2,600	6,141	6,913

Earnings before income taxes and minority interest	23,496	27,654	95,288	90,230
Income tax provision	(10,975)	(11,103)	(38,460)	(35,108)
Minority interest in income of consolidated subsidiaries	(3)	(5)	(10)	(8)

Net income	$12,518	$16,546	$56,818	$55,114

Earnings per share:
Basic	$0.22	$0.29	$1.01	$0.98
Diluted	$0.22	$0.29	$1.01	$0.98
Weighted average number of common shares outstanding:
Basic	56,190	56,179	56,183	56,179
Diluted	56,551	56,179	56,303	56,179

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$129,921	$67,113
Restricted cash and cash equivalents	7,372	5,817
Accounts receivable, net of allowance of $221 and $352, respectively	18,930	15,750
Deferred income taxes	20,717	28,109
Deferred membership costs	14,428	13,688
Prepaid expenses and other current assets	19,671	17,086

Total current assets	211,039	147,563
Property and equipment, net	37,454	34,963
Goodwill	514,121	514,308
Intangible assets, net	171,489	188,895
Deferred income taxes	7,448	12,549
Deferred membership costs	22,367	21,217
Other non-current assets	17,611	3,122

TOTAL ASSETS	$981,529	$922,617

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$12,047	$10,981
Deferred revenue	102,319	97,898
Income taxes payable	6,906	2,489
Accrued compensation and benefits	13,864	11,635
Member deposits	10,323	11,167
Accrued expenses and other current liabilities	35,579	26,105
Current portion of long-term debt	11,250	—

Total current liabilities	192,288	160,275
Long-term debt, net of current portion	415,481	—
Other long-term liabilities	1,439	2,286
Deferred revenue	141,258	139,044
Deferred income taxes	85,408	107,133
Minority interest	523	512
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 25,000,000 shares, none issued and outstanding	—	—
Common stock $.01 par value; authorized 300,000,000 shares, 56,206,068 issued and outstanding shares	562	—
Additional paid-in capital	144,669	—
Invested capital	—	726,919
Receivables from IAC and subsidiaries	—	(436,475)
Retained earnings	3,128	222,484
Accumulated other comprehensive income	(3,227)	439

Total shareholders' equity	145,132	513,367

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$981,529	$922,617

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

		Common Stock				Receivables from IAC and Subsidiaries		Accumulated Other Comprehensive Income
				Additional Paid-in Capital	Invested Capital		Retained Earnings
	Total	Amount	Shares
	(In thousands, except share data)
Balance as of December 31, 2007	$513,367	$—	—	$—	$726,919	$(436,475)	$222,484	$439
Comprehensive income:
Net income prior to spin-off	53,690	—	—	—	—	—	53,690	—
Net income after spin-off	3,128	—	—	—	—	—	3,128	—
Foreign currency translation	(3,666)	—	—	—	—	—	—	(3,666)

Comprehensive income	53,152
Non-cash compensation expense	882	—	—	882	—	—	—	—
Deferred restricted stock units	(2,015)	—	—	(2,015)	—	—	—	—
Net change in receivables from IAC and subsidiaries	(59,544)	—	—	—	—	(59,544)
Net transfers to IAC	5,195	—	—	—	5,195	—	—	—
Dividends to IAC in connection with the spin-off	(365,931)	—	—	—	(365,931)	—	—	—
Extinguishment of receivable from IAC in connection with spin-off	496,019	—	—	—	—	496,019	—	—
Capitalization as a result of the spin-off from IAC	—	—	—	642,357	(366,183)	—	(276,174)	—
Issuance of common stock at spin-off	(496,019)	562	56,178,935	(496,581)	—	—	—	—
Issuance of common stock upon exercise of stock options	26	—	3,000	26	—	—	—	—
Issuance of common stock in escrow for IAC warrants	—	—	24,133	—	—	—	—	—

Balance as of September 30, 2008	$145,132	$562	56,206,068	$144,669	$—	$—	$3,128	$(3,227)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$56,818	$55,114
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	19,430	20,461
Amortization of debt issuance costs	247	—
Depreciation expense	7,056	6,100
Accretion of original issue discount	231	—
Non-cash compensation expense	6,927	2,242
Deferred income taxes	504	(4,635)
Minority interest in income of consolidated subsidiaries	10	8
Changes in assets and liabilities:
Accounts receivable	(3,173)	(1,840)
Prepaid expenses and other current assets	669	1,192
Accounts payable and other current liabilities	12,657	2,422
Income taxes payable	(5,723)	1,296
Deferred revenue	5,958	15,009
Other, net	(3,936)	(308)

Net cash provided by operating activities	97,675	97,061

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,000)	(109,411)
Transfers (to) from IAC	(68,635)	42,251
Changes in restricted cash	(3,717)	—
Capital expenditures	(9,596)	(6,878)
Other net cash provided by investing activities	—	(96)

Net cash used in investing activities	(82,948)	(74,134)

Cash flows from financing activities:
Proceeds from issuance of term loan facility	150,000	—
Payments of debt issue costs	(10,569)	—
Dividend payment to IAC in connection with spin-off	(89,431)	—
Proceeds from the exercise of stock options	26	—
Excess tax benefits from stock-based awards	—	258

Net cash provided by (used in) financing activities	50,026	258

Effect of exchange rate changes on cash and cash equivalents	(1,945)	1,643

Net increase in cash and cash equivalents	62,808	24,828
Cash and cash equivalents at beginning of period	67,113	37,557

Cash and cash equivalents at end of period	$129,921	$62,385

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 9.5% Interval senior notes, net of discount of $23.5 million	$276,500	$—
Non-cash dividend to IAC	$(276,500)	$—
Extinguishment of receivable from IAC in connection with spin-off	$496,019	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Spin-Off

        On November 5, 2007, IAC/InterActiveCorp ("IAC") announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies, identifying the businesses now held by Interval Leisure Group, Inc. ("ILG") as one of those five companies. In these consolidated financial statements, we refer to the separation transaction as the "spin-off." In connection with the spin-off, ILG was incorporated as a Delaware corporation in May 2008. Prior to the spin-off, ILG did not have any material assets or liabilities, nor did it engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities.

        Upon completion of the spin-off, ILG consists of two operating segments, Interval and RQH. Interval consists of Interval International, Inc. and certain of its subsidiaries. RQH consists of ResortQuest Hawaii and ResortQuest Real Estate of Hawaii, which were acquired on May 31, 2007. These businesses formerly comprised IAC's Interval segment. The businesses operated by ILG following the spin-off are referred to herein as the "ILG Businesses."

        After the close of The NASDAQ Stock Market, Inc ("NASDAQ") on August 20, 2008, IAC completed the spin-off of ILG, following the transfer of all of the outstanding stock of Interval Acquisition Corp., which directly and through subsidiaries holds the ownership interest in those entities and net assets that conduct the ILG Businesses, to ILG. In connection with the spin-off, we completed the following transactions: (1) extinguished the receivable from IAC, which totaled $496.0 million, by recording a non-cash distribution to IAC, (2) recapitalized the invested capital balance with the issuance of 56.2 million shares of ILG common stock whereby each holder of one share of IAC common stock received 1/5 of an ILG share (see Note 6), (3) entered into an indenture pursuant to which we issued to IAC $300.0 million of senior unsecured notes (see Note 5), (4) entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan and a $50.0 million revolving credit facility (see Note 5) and (5) transferred to IAC all domestic cash, excluding restricted cash, in excess of $50 million, distributing to IAC $89.4 million of cash from the proceeds of the term loan. Additionally, in connection with the spin-off, on August 20, 2008, IAC and ILG entered into various spin-off agreements (see Note 13). After the spin off, our shares began trading on the NASDAQ under the symbol "IILG."

Basis of Presentation

        The historical consolidated financial statements of ILG and its subsidiaries reflect the contribution or other transfer to ILG of all of the subsidiaries and assets and the assumption by ILG of all of the liabilities relating to the ILG Businesses in connection with the spin-off, and the allocation to ILG of certain IAC corporate expenses relating to the ILG Businesses prior to the spin-off. Accordingly, the historical consolidated financial statements of ILG reflect the historical financial position, results of operations and cash flows of the ILG Businesses since their respective dates of acquisition by IAC, based on the historical consolidated financial statements and accounting records of IAC and using the historical results of operations and historical basis of the assets and liabilities of the ILG Businesses with the exception of accounting for income taxes. For purposes of these financial statements, income taxes have been computed for ILG on an as if stand-alone, separate tax return basis. Intercompany transactions and accounts have been eliminated.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

        In the opinion of ILG's management, the assumptions underlying the historical consolidated financial statements of ILG are reasonable. However, this financial information, prior to the spin-off, does not reflect what the historical financial position, results of operations and cash flows of ILG would have been had ILG been a stand-alone company during the periods presented prior to the spin-off.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of ILG's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with ILG's audited consolidated financial statements and notes thereto for the year ended December 31, 2007.

Company Overview

        ILG is a leading global provider of membership and leisure services to the vacation industry. We operate in two business segments: Interval and RQH. Our principal business, Interval, makes available vacation ownership membership services to the individual members of its exchange networks, as well as related services to resort developers participating in its programs worldwide. RQH was acquired in May 2007 and provides vacation rental and property management services to both vacationers and vacation property/hotel owners across Hawaii.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

        ILG's management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with U.S. GAAP. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

        Significant estimates underlying the accompanying consolidated financial statements include: the recovery of goodwill and intangible assets; the determination of deferred income taxes, including related valuation allowances; the determination of deferred revenue and membership costs; and assumptions related to the determination of stock-based compensation.

Earnings per Share

        Earnings per share available to common stockholders is computed by dividing the earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when inclusion would increase the earnings per share. The computations of diluted earnings per share available to common stockholders for the three and nine months ended September 30, 2008 do not include approximately 3.2 million stock options and restricted stock units ("RSUs"), as the effect of their inclusion would have been anti-dilutive to earnings per share.

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Basic weighted average shares outstanding	56,190	56,179	56,183	56,179
Net effect of common stock equivalents assumed to be exercised related to RSUs	265	—	88	—
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	96	—	32	—

Diluted weighted average shares outstanding	56,551	56,179	56,303	56,179

        For the three and nine months ended September 30, 2008, basic weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period prior to the spin-off plus the weighted average of such shares outstanding following the spin-off date through September 30, 2008. For the three and nine months ended September 30, 2007, basic and diluted weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51." SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be applied prospectively, except as it relates to disclosures, for which the effects will be applied retrospectively for all periods presented. Early adoption is not permitted. ILG is currently assessing the impact of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning after December 15, 2008. Early adoption is not permitted. SFAS No. 141R will impact our accounting for business combinations completed on or after January 1, 2009.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	September 30, 2008	December 31, 2007
Goodwill	$514,121	$514,308
Intangible assets with indefinite lives	35,300	33,300
Intangible assets with definite lives, net	136,189	155,595

Total goodwill and intangible assets, net	$685,610	$703,203

        Intangible assets with indefinite lives relate principally to trade names and trademarks. At September 30, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Customer relationships	$129,500	$(77,969)	$51,531	10.0
Purchase agreements	73,500	(44,253)	29,247	10.0
Property management contracts	45,700	(4,352)	41,348	14.0
Technology	24,630	(24,604)	26	5.0
Other	16,878	(2,841)	14,037	8.2

Total	$290,208	$(154,019)	$136,189

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

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

$155,595

        The following table presents the balance of goodwill by segment, including changes in the carrying amount of goodwill, for the nine months ended September 30, 2008 (in thousands):

	Balance as of January 1, 2008	Additions	(Deductions)	Balance as of September 30, 2008
Interval	$473,879	$798	$—	$474,677
RQH	40,429	14	(999)	39,444

Total	$514,308	$812	$(999)	$514,121

        The change in Interval's goodwill relates to an adjustment to a tax reserve pertaining to the period prior to our acquisition by IAC. The change in RQH's goodwill principally relates to a settlement received related to a lawsuit that was filed by RQH prior to its acquisition by ILG.

        Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to an annual assessment for impairment, or more frequently if events or changes in circumstances indicate that impairment may occur, by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. On each of October 1, 2008 and 2007, we performed the required annual impairment test and determined there was no impairment with respect to the Interval or RQH reporting units, each of which are also reportable segments.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	September 30, 2008	December 31, 2007
Computer equipment	$13,462	$14,443
Capitalized software	36,041	31,312
Buildings and leasehold improvements	19,550	19,182
Furniture and other equipment	9,909	8,096
Projects in progress	6,214	5,848

	85,176	78,881
Less: accumulated depreciation and amortization	(47,722)	(43,918)

Total property and equipment, net	$37,454	$34,963

NOTE 5—LONG-TERM DEBT

        The balance of long-term debt is as follows (in thousands):

September 30, 2008
9.5% Interval Senior Notes, net of unamortized discount of $23,269	$276,731
Term loan	150,000
Revolving credit facility	—

426,731
Less: Current maturities	(11,250)

Total long-term debt, net of current maturities	$415,481

9.5% Interval Senior Notes

        In connection with the spin-off of ILG, on July 17, 2008, Interval Acquisition Corp., a subsidiary of ILG, ("Issuer") agreed to issue $300.0 million of aggregate principal amount of 9.5% Senior Notes due 2016 ("Interval Senior Notes") to IAC, and IAC agreed to exchange such Interval Senior Notes for certain of IAC's 7% senior unsecured notes due 2013 pursuant to a notes exchange and consent agreement. The issuance occurred on August 19, 2008 with original issue discount of $23.5 million, based on the difference between the interest rate on the notes and the effective interest rate that would have been payable on the notes if issued in a market transaction based on market conditions existing on July 17, 2008, the date of pricing, estimated to be 11%. The exchange occurred on August 20, 2008. Interest on the Interval Senior Notes is payable semi-annually in cash in arrears on September 1 and March 1 of each year, commencing March 1, 2009. The Interval Senior Notes are guaranteed by all entities that are domestic subsidiaries of Interval Acquisition Corp and by ILG. The Interval Senior Notes are redeemable by the issuer in whole or in part, on or after September 1, 2012 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the event of a change of control (as defined in the indenture), the Issuer is obligated to make an offer to all holders to purchase the Interval Senior Notes at a price equal to 101% of the face amount. The change

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 5—LONG-TERM DEBT (Continued)

of control put option is a derivative under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," that is required to be bifurcated from the host instrument, however, the value of the derivative is not material to our current financial position and results of operations. Subject to specified exceptions, the Issuer is required to make an offer to purchase Interval Senior Notes at a price equal to 100% of the face amount, in the event the Issuer or its restricted subsidiaries complete one or more asset sales and more than $25.0 million of the aggregate net proceeds are not invested (or committed to be invested) in the business or used to repay senior debt within one year after receipt of such proceeds. The original issue discount is being amortized to "Interest expense" using the effective interest method through maturity.

        On August 20, 2008, the Issuer and the guarantors entered into a Registration Rights Agreement with the holders of the Interval Senior Notes that requires that within 45 days of the exchange ILG file a registration statement to either exchange the Interval Senior Notes for registered Interval Senior Notes or to register the resale of the Interval Senior Notes. The agreement stipulates that the Issuer and the guarantors shall use their reasonable best efforts to have such registration statement declared effective by the Securities and Exchange Commission by the 90th day following the filing date. If the registration statement does not become effective on or prior to February 16, 2009 or if the Issuer uses a shelf registration statement and such registration statement ceases to be effective or the prospectus contained therein ceases to be usable for a period of more than 60 days, then the interest rate of the Interval Senior Notes shall be increased by 0.25% per annum for the first 90 day period and by an additional 0.25% per annum for each subsequent 90-day period up to a maximum of 1.0% per annum until the registration statement is declared effective and/or the prospectus is again usable. The contingent payment feature constitutes an obligation under the Registration Rights Agreement. In accordance with FABS Staff Position Emerging Issues Task Force 00-19-2 ("FSP EITF 00-19-2"), "Accounting for Registration Payment Arrangements," the contingent payment feature should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." We filed a Form S-4 registration statement to exchange the Interval Senior Notes for registered Interval Senior Notes with the SEC on October 3, 2008. The registered Interval Senior Notes will have the same terms as the Interval Senior Notes. We expect that the registration statement will become effective within 90 days of the filing date. Therefore, as of September 30, 2008, there was no amount accrued for our obligation under the registration payment arrangement.

Senior Secured Credit Facility

        In connection with the spin-off of ILG, on July 25, 2008, Interval Acquisition Corp entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan and a $50.0 million revolving credit facility.

        The principal amount of the term loan is payable quarterly over a five-year term (approximately $3.8 million quarterly through December 31, 2010, $5.6 million quarterly through December 31, 2012, and approximately $25.0 million quarterly through July 25, 2013). Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rates per annum applicable to loans under the senior secured credit facility are, at Interval Acquisition Corp.'s option, equal to either a base rate or a LIBOR rate plus an applicable margin, which varies with the total leverage ratio of Interval Acquisition Corp. but initially is fixed at 2.75% per annum for LIBOR term loans, 2.25% per

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 5—LONG-TERM DEBT (Continued)

annum for LIBOR revolving loans, 1.75% per annum for base rate term loans and 1.25% per annum for base rate revolving loans. The revolving credit facility has a fee of 0.50% for the unused portion.

        We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $70,000 at September 30, 2008, leaving $49.9 million of borrowing capacity at September 30, 2008. There have been no borrowings under the revolving credit facility through September 30, 2008.

        All obligations under the senior secured credit facilities are unconditionally guaranteed by ILG and each of Interval Acquisition Corp.'s existing and future direct and indirect domestic subsidiaries, subject to certain exceptions.

Restrictions and Covenants

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans, investments and capital expenditures, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated EBITDA, as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year commencing with December 31, 2009. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of September 30, 2008, ILG was in compliance with the requirements of all applicable financial and operating covenants.

Debt Issuance Costs

        The initial net cash proceeds to ILG were $139.4 million, which were net of $10.6 million of billed expenses. In connection with the spin-off, ILG retained $50.0 million and distributed the remainder of the net proceeds, $89.4 million, to IAC. Additional costs of $2.7 million in connection with the issuance have been incurred, $0.4 million of which has been paid by us and $2.3 million of which has been paid by IAC and settled as part of the finalized intercompany receivable balance with IAC, with no cash outlay by ILG. At September 30, 2008, total debt issue costs were $13.1 million, net of $0.2 million of accumulated amortization, of which $11.0 million was included in "Other non-current assets" and

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 5—LONG-TERM DEBT (Continued)

$2.1 million in "Prepaid expenses and other current assets." Debt issuance costs are amortized to "Interest expense" through maturity of the related debt using the effective interest method.

NOTE 6—SHAREHOLDERS' EQUITY

        In order to effect the spin-off, 56,178,935 shares of ILG common stock were issued whereby each holder of one share of IAC common stock received 1/5 of an ILG share. ILG has 300 million authorized shares of common stock, par value of $.01 per share. At September 30, 2008, 56.2 million shares of ILG common stock were outstanding.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of September 30, 2008. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

        At September 30, 2008, we have 192,049 deferred RSUs, which represent RSUs accelerated to vest prior to the spin-off, but for which the issuance of common shares is being deferred until January 2, 2009. These deferred RSUs are included in diluted earnings per share. At September 30, 2008, a liability of $2.0 million was recorded with an offset to additional paid-in capital.

NOTE 7—BENEFIT PLANS

        Prior to the spin-off, ILG participated in a retirement saving plan sponsored by IAC that qualified under Section 401(k) of the Internal Revenue Code. Subsequent to the spin-off, ILG continues to participate in this plan. It is expected that in 2009, the net assets available for benefits of the employees of ILG will be transferred from the IAC plan to a newly created ILG plan. Under the IAC plan, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG's match under the IAC plan is fifty cents for each dollar a participant contributes in the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to IRS restrictions. Matching contributions for the plan were approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2008, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2007. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Prior to the spin-off, investment options in the plan included IAC common stock, but neither participant nor matching contributions were required to be invested in IAC common stock.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. Participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan. ILG does not provide matching or discretionary contributions to participants in the Director Plan.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 8—STOCK-BASED COMPENSATION

        Prior to the spin-off, equity awards to ILG employees were granted under various IAC stock and annual incentive plans. In connection with the spin-off, all of IAC's existing RSUs and stock options were modified as follows:

  •
  all RSUs awarded prior to August 8, 2005 and all RSU awarded on or after August 8, 2005, but scheduled to vest on or before February 28, 2009 were granted accelerated vesting, resulting in the recognition of $2.1 million of additional non-recurring non-cash compensation expense during the three months ended September 30, 2008 related to the acceleration of previously unrecognized expense,

  •
  certain RSUs not subject to accelerated vesting as discussed above, were converted to ILG RSUs, based on a conversion factor, following the spin-off,

  •
  certain RSUs not subject to accelerated vesting as discussed above were converted partly to RSUs in all the other companies that were spun-off, following established ratios, and partly to ILG RSUs, based on a conversion factor, following the spin-off and

  •
  each IAC option granted prior to January 1, 2008 converted in part into an option to purchase shares of ILG common stock, based on a conversion factor. No ILG employees or former employees held any options as of August 20, 2008.

        The modification of RSUs not subject to accelerated vesting resulted in an additional non-recurring non-cash compensation expense related to a step-up in basis modification of $1.3 million of which $0.1 million was recognized during the three months ended September 30, 2008 and the remaining $1.2 million will be recognized over the vesting period of the associated modified unvested RSUs.

        On August 20, 2008, ILG established the ILG 2008 Stock and Annual Incentive Plan (the "2008 Incentive Plan") which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares were issued. An additional 5.0 million shares may be issued under the 2008 Incentive Plan.

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. All outstanding award agreements provide for settlement, upon vesting, in stock for U.S. employees and in cash for non-U.S. employees. Each RSU is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. ILG recognizes expense for all RSUs held by ILG's employees (including RSUs for stock of IAC or the other spun-off companies held by ILG employees) for which vesting is considered probable. For RSUs to U.S. employees, the accounting charge is measured at the grant date as the fair value of ILG common stock and expensed ratably as non-cash compensation over the vesting term. The expense associated with RSU awards (including RSUs for stock of IAC or the other spun-off companies) to non-U.S. employees is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 8—STOCK-BASED COMPENSATION (Continued)

the price of the respective common stock, as compensation expense within general and administrative expense.

        On August 20, 2008, in connection with the spin-off, non-employee members of the Board of Directors and certain ILG executive officers were awarded a total of 917,137 RSUs under the 2008 Incentive Plan. The aggregate estimated value of the awards is being amortized to expense on a straight-line basis over the applicable vesting period of the awards.

        Non-cash compensation expense related to RSUs for the three months ended September 30, 2008 and 2007 was $3.8 million and $0.9 million, respectively. Non-cash compensation expense related to the RSUs for the nine months ended September 30, 2008 and 2007 was $6.9 million and $2.2 million, respectively. Included in the 2008 non-cash expense is a non-recurring amount of $2.1 million related to the accelerated vesting of certain RSUs and an additional $0.1 million related to the step-up in basis, as noted above. Non-cash compensation expense for 2007 and for 2008 through the date of the spin-off, was maintained by and allocated to us from IAC. At September 30, 2008, there was approximately $22.3 million of unrecognized compensation cost, net of forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 3.6 years.

        The following table summarizes RSU activity during the nine months ended September 30, 2008:

Shares
(In thousands)
Non-vested RSUs at January 1	—
Transfer from IAC	775
Granted	917
Vested	—
Forfeited	—

Non-vested RSUs at September 30	1,692

        In connection with the spin-off, 2.1 million stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized. To the extent that these stock options are dilutive, we have included them in the diluted earnings per share.

        In connection with the acquisition of RQH by ILG in 2007, a member of RQH's management was granted non-voting restricted common equity in RQH. This award was granted on May 31, 2007 and was initially measured at fair value, which is being amortized over the vesting period. This award vests ratably over four and a half years, or earlier based upon the occurrence of certain prescribed events.

        These shares are subject to a put right by the holder and a call right by ILG, which are not exercisable until the first quarter of 2013 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of RQH. The initial value of the preferred interest was equal to the acquisition price of RQH. The preferred interest accretes at a 10% annual rate. Upon exercise of the put or call the consideration is payable in ILG shares or cash or a combination thereof at ILG's option. An additional put right by the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 8—STOCK-BASED COMPENSATION (Continued)

holder and call right by ILG, would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by RQH, at the public offering price.

        The unrecognized compensation cost related to this equity award is $0.3 million and $0.4 million at September 30, 2008 and December 31, 2007, respectively.

NOTE 9—SEGMENT INFORMATION

        The overall concept that ILG employs in determining its operating segments and related financial information is to present them in a manner consistent with how the chief operating decision maker views the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. ILG has two operating segments, which are also reportable segments, Interval, its vacation ownership membership services business, and RQH, its vacation rental and property management business.

        ILG's primary metric is Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), which is defined as net income excluding, if applicable: (1) non-cash compensation expense, (2) depreciation, (3) amortization and impairment of intangibles, (4) goodwill impairments, (5) income tax provision, (6) minority interest in income of consolidated subsidiaries, (7) interest income and interest expense and (8) other non-operating income and expense. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies. ILG believes this measure is useful to investors because it represents the consolidated operating results from ILG's segments, excluding the effects of any non-cash expenses. We also believe this non-GAAP financial measure improves the transparency of our disclosures, provides a meaningful presentation of results from our business operations, excluding the impact of certain items not related to our core business operations and improves the period to period comparability of our results from business operations. EBITDA has certain limitations in that it does not take into account the impact to ILG's statement of operations of certain expenses, including non-cash compensation. ILG endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

        Revenue by reporting segment is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Interval	$85,543	$77,154	$271,023	$243,770
RQH	15,212	18,865	48,853	24,567

Total	$100,755	$96,019	$319,876	$268,337

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 9—SEGMENT INFORMATION (Continued)

        The following tables reconcile EBITDA to operating income for ILG's operating segments and to net income in total (in thousands):

	For the Three Months Ended September 30, 2008
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income (Loss)
Interval	$33,995	$(3,756)	$(2,233)	$(5,239)	$22,767
RQH	2,581	(78)	(196)	(1,237)	1,070

Total	$36,576	$(3,834)	$(2,429)	$(6,476)	23,837

Interest and other expense, net					(341)

Earnings before income taxes and minority interest					23,496
Income tax provision					(10,975)
Minority interest in income of consolidated subsidiaries					(3)

Net income					$12,518

	For the Three Months Ended September 30, 2007
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Interval	$32,216	$(857)	$(1,996)	$(6,202)	$23,161
RQH	3,821	(28)	(251)	(1,649)	1,893

Total	$36,037	$(885)	$(2,247)	$(7,851)	25,054

Interest and other income, net					2,600

Earnings before income taxes and minority interest					27,654
Income tax provision					(11,103)
Minority interest in income of consolidated subsidiaries					(5)

Net income					$16,546

	For the Nine Months Ended September 30, 2008
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Interval	$114,772	$(6,699)	$(6,518)	$(15,721)	$85,834
RQH	7,788	(228)	(538)	(3,709)	3,313

Total	$122,560	$(6,927)	$(7,056)	$(19,430)	89,147

Interest and other income, net					6,141

Earnings before income taxes and minority interest					95,288
Income tax provision					(38,460)
Minority interest in income of consolidated subsidiaries					(10)

Net income					$56,818

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 9—SEGMENT INFORMATION (Continued)

	For the Nine Months Ended September 30, 2007
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Interval	$107,238	$(2,206)	$(5,770)	$(18,812)	$80,450
RQH	4,882	(36)	(330)	(1,649)	2,867

Total	$112,120	$(2,242)	$(6,100)	$(20,461)	83,317

Interest and other income, net					6,913

Earnings before income taxes and minority interest					90,230
Income tax provision					(35,108)
Minority interest in income of consolidated subsidiaries					(8)

Net income					$55,114

        Non-cash compensation expense in the tables above is included in the following line items in the accompanying consolidated statements of income for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales	$320	$67	$560	$174
Selling and marketing expense	336	75	599	191
General and administrative expense	3,178	743	5,768	1,877

Non-cash compensation expense	$3,834	$885	$6,927	$2,242

        Included in the non-cash compensation amounts for the 2008 periods ended September 30, 2008 is $0.9 million of non-cash compensation related to the period after the spin-off which is recorded in additional paid-in capital in the accompanying consolidated financial statements. Non-cash compensation related to the period before the spin-off is recorded in receivables from IAC and subsidiaries, which was extinguished at the time of the spin-off.

        ILG maintains operations in the United States, the United Kingdom and other international territories. Geographic information on revenue, which is based on sourcing, and long-lived assets, which are based on physical location, is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
United States	$83,642	$81,798	$264,566	$223,831
All other countries	17,113	14,221	55,310	44,506

Total	$100,755	$96,019	$319,876	$268,337

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 9—SEGMENT INFORMATION (Continued)

	September 30, 2008	December 31, 2007
Long-lived assets (excluding goodwill and intangible assets):
United States	$36,028	$33,688
All other countries	1,426	1,275

Total	$37,454	$34,963

NOTE 10—COMPREHENSIVE INCOME

        Comprehensive income is comprised of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$12,518	$16,546	$56,818	$55,114
Foreign currency translation	(4,414)	(40)	(3,666)	1,067

Comprehensive income	$8,104	$16,506	$53,152	$56,181

        Accumulated other comprehensive income at September 30, 2008 and December 31, 2007 is solely related to foreign currency translation and where Accounting Principles Board Opinion No. 23, "Accounting for Income Taxes-Special Areas" is not invoked, is recorded net of tax.

NOTE 11—INCOME TAXES

        ILG calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28 and FASB Interpretation No. 18. At the end of each interim period, ILG makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

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

        For the three and nine months ended September 30, 2008, ILG recorded tax provisions of $11.0 million and $38.5 million, respectively, which represent effective tax rates of 46.7% and 40.4%, respectively. These tax rates are higher than the federal statutory rate of 35% due to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended September 30, 2008, the rate was also increased because ILG recorded income taxes as a result of the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 11—INCOME TAXES (Continued)

completion of a study regarding the U.S. tax consequences of certain of ILG's foreign operations ($1.3 million) and other income tax items ($0.7 million).

        For the three and nine months ended September 30, 2007, ILG recorded tax provisions of $11.1 million and $35.1 million, respectively, which represent effective tax rates of 40.1% and 38.9%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. In addition, during the three months ended September 30, 2007, ILG recorded income taxes associated with changes in enacted tax rates in foreign jurisdictions.

        As of September 30, 2008 and December 31, 2007, ILG had unrecognized tax benefits of $0.8 million and $5.7 million, respectively. The amount of ILG's unrecognized tax benefits increased by $2.0 million during the three months ended September 30, 2008, due principally to the completion of a study related to certain U.S. tax consequences of certain of ILG's foreign operations. Conversely, ILG's unrecognized tax benefits decreased by $6.9 million during the three months ended September 30, 2008 as a result of the spin-off from IAC and the associated Tax Sharing Agreement, as described below, which provides that IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three months ended September 30, 2008. At September 30, 2008, ILG has accrued $0.4 million for the payment of interest and penalties, net of consolidated tax interest and penalties that were indemnified by IAC as a result of the spin-off, as described below.

        By virtue of previously filed separate company and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under the Tax Sharing Agreement, as discussed below, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period.

        The Internal Revenue Service is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2003, which includes the operations of ILG from September 24, 2002, its date of acquisition by IAC. The statute of limitations for these years has been extended to December 31, 2009. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, Florida, New York State and New York City, for various tax years after December 31, 2001. These examinations are expected to be completed by 2009.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.8 million within twelve months of the current reporting date due primarily to anticipated settlements with taxing authorities. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 11—INCOME TAXES (Continued)

Tax Sharing Agreement

        The Tax Sharing Agreement governs the respective rights, responsibilities and obligations of IAC, ILG and the other Spincos (members of the IAC group that were spun-off, including ILG are collectively referred to as "Spincos") with respect to taxes for periods ending on or before the spin-off. In general, pursuant to the Tax Sharing Agreement, IAC will prepare and file the consolidated federal income tax return, and any other tax returns that include IAC (or any of its subsidiaries) and ILG (or any of its subsidiaries) for all taxable periods ending on or prior to, or including, August 20, 2008, with the appropriate tax authorities, and, except as otherwise set forth below, IAC will pay any taxes relating thereto to the relevant tax authority (including any taxes attributable to an audit adjustment with respect to such returns; provided that IAC will not be responsible for audit adjustments relating to the business of ILG (or any of its subsidiaries) with respect to pre-spin off periods if ILG fails to fully cooperate with IAC in the conduct of such audit). ILG will prepare and file all tax returns that include solely ILG and/or its subsidiaries and any separate company tax returns for ILG and/or its subsidiaries for all taxable periods ending on or prior to, or including, August 20, 2008, and will pay all taxes due with respect to such tax returns (including any taxes attributable to an audit adjustment with respect to such returns). In the event an adjustment with respect to a pre-spin off period for which IAC is responsible results in a tax benefit to ILG in a post-spin off period, ILG will be required to pay such tax benefit to IAC. In general, IAC controls all audits and administrative matters and other tax proceedings relating to the consolidated federal income tax return of the IAC group and any other tax returns for which the IAC group is responsible.

        Under the Tax Sharing Agreement ILG generally (i) may not take (or fail to take) any action that would cause any representation, information or covenant contained in the separation documents or the documents relating to the IRS private letter ruling and the tax opinion regarding the spin-off of ILG to be untrue, (ii) may not take (or fail to take) any other action that would cause the spin-off of ILG to lose its tax free status, (iii) may not sell, issue, redeem or otherwise acquire any of its equity securities (or equity securities of members of its group), except in certain specified transactions for a period of 25 months following the spin-off and (iv) may not, other than in the ordinary course of business, sell or otherwise dispose of a substantial portion of its assets, liquidate, merge or consolidate with any other person for a period of 25 months following the spin-off. During the 25-month period, ILG may take certain actions prohibited by these covenants if (i) it obtains IAC's prior written consent, (ii) it provides IAC with an IRS private letter ruling or an unqualified opinion of tax counsel to the effect that such actions will not affect the tax free nature of the spin-off of such Spinco, in each case satisfactory to IAC in its sole discretion, or (iii) IAC obtains a private letter ruling at ILG's request. In addition, with respect to actions or transactions involving acquisitions of ILG stock entered into at least 18 months after the spin-off, ILG will be permitted to proceed with such transaction if it delivers an unconditional officer's certificate establishing facts evidencing that such acquisition satisfies the requirements of a specified safe harbor set forth in applicable U.S. Treasury Regulations, and IAC, after due diligence, is satisfied with the accuracy of such certification.

        Notwithstanding the receipt of any such IRS ruling, tax opinion or officer's certificate, generally ILG and each other Spinco must indemnify IAC and each other Spinco for any taxes and related losses resulting from (i) any act or failure to act by such Spinco described in the covenants above, (ii) any acquisition of equity securities or assets of such Spinco or any member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 11—INCOME TAXES (Continued)

separation documents or the documents relating to the IRS private letter ruling or tax opinion concerning the spin-off of such Spinco.

        Under U.S. federal income tax law, IAC and the Spincos are severally liable for all of IAC's federal income taxes attributable to periods prior to and including the current taxable year of IAC, which ends on December 31, 2008. Thus, if IAC failed to pay the federal income taxes attributable to it under the Tax Sharing Agreement for periods prior to and including the current taxable year of IAC, the Spincos would be severally liable for such taxes. In the event a Spinco is required to make a payment in respect of a spin-off related tax liability of the IAC consolidated federal income tax return group under these rules for which such Spinco is not responsible under the Tax Sharing Agreement and full indemnification cannot be obtained from the Spinco responsible for such payment under the Tax Sharing Agreement, IAC will indemnify the Spinco that was required to make the payment from and against the portion of such liability for which full indemnification cannot be obtained from the Spinco responsible for such payment under the Tax Sharing Agreement.

        The Tax Sharing Agreement also contains provisions regarding the apportionment of tax attributes of the IAC consolidated federal income tax return group, the allocation of deductions with respect to compensatory equity interests, cooperation, and other customary matters. In general, tax deductions arising by reason of exercises of options to acquire IAC or Spinco stock, vesting of "restricted" IAC or Spinco stock, or settlement of restricted stock units with respect to IAC or Spinco stock held by any person will be claimed by the party that employs such person at the time of exercise, vesting or settlement, as applicable (or in the case of a former employee, the party that last employed such person).

NOTE 12—CONTINGENCIES

        In the ordinary course of business, ILG is a party to various legal proceedings. ILG establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against ILG, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of ILG, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. ILG also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 11 for discussion related to income tax contingencies.

        ILG has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events. At September 30, 2008, total guarantees, surety bonds and letters of credit total $28.4 million, with the highest annual amount of $14.3 million ocurring in year one. Guarantees represent $26.2 million of this total and primarily relate to RQH's property management agreements, including those with guaranteed dollar amounts. In addition, certain of RQH's property management agreements provide that owners receive specified percentages of the revenue generated under RQH management. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and RQH either retains the balance (if any) as its management fee or makes

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 12—CONTINGENCIES (Continued)

up the deficit. Although such deficits are reasonably possible in a few of these agreements, amounts are not expected to be significant.

NOTE 13—RELATED PARTY TRANSACTIONS

        Effective upon the completion of the spin-off, IAC ceased to be a related party to ILG. ILG paid a dividend in cash and Interval Senior Notes to IAC of $365.9 million and the receivable from IAC totaling $496.0 million was extinguished by recording a non-cash distribution to IAC, as reflected in the accompanying Consolidated Statement of Shareholders' Equity.

        Through August 20, 2008 (the effective date of the spin-off), ILG's expenses included allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These allocations were based on the ratio of ILG's revenue as a percentage of IAC's total revenue. Allocated costs were zero and $0.3 million for the three months ended September 30, 2008 and 2007, respectively, and $0.5 million and $0.9 million for the nine months ended September 30, 2008 and 2007, respectively, and are included in "General and administrative expenses" in the accompanying Consolidated Statements of Income. The expense allocations from IAC ceased after the spin-off on August 20, 2008. It is not practicable to determine the actual expenses that would have been incurred for these services had ILG operated as a stand-alone entity. In the opinion of management, the allocation method is reasonable.

        The portion of interest income reflected in the consolidated statements of operations that is intercompany in nature, was $2.7 million, $8.2 million, $1.6 million and $5.4 million for the three and nine months ended September 30, 2008 and 2007, respectively. This intercompany interest related to the receivables from IAC and ceased upon spin-off on August 20, 2008.

        Prior to the spin-off, IAC contributed to ILG all of IAC's rights in $1.0 million that IAC had placed in an escrow account to be used for ILG's purchase of a 1/16 fractional interest in a mid-size business jet. The contribution was settled through the receivable from IAC, with no cash outlay by ILG.

        Prior to the spin-off, IAC assigned to ILG 50% of its original 1/8 fractional interest in a mid-size business jet, at book value of $0.2 million. We have recorded the fractional interest in fixed assets on our consolidated balance sheet at September 30, 2008. Available hours for this jet will commence in late November 2008.

Relationship Between IAC and ILG after the Spin-Off

        For purposes of governing certain of the ongoing relationships between ILG and IAC at and after the spin-off, and to provide for an orderly transition, ILG and IAC have entered into various agreements as follows:

  •
  Separation and Distribution Agreement.  This agreement sets forth the arrangements between IAC and ILG with respect to the principal transactions necessary to complete the spin-off and defines certain aspects of the relationship between IAC, ILG and the other companies that were spun off from IAC following the spin-off.

  •
  Tax Sharing Agreement.  This agreement governs the respective rights, responsibilities and obligations of IAC and ILG after the spin-off with respect to tax periods on or before the spin-off, including tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, other taxes and related tax returns. See Note 11.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

NOTE 13—RELATED PARTY TRANSACTIONS (Continued)

  •
  Employee Matters Agreement.  This agreement covers a wide range of compensation and benefit issues, including the allocation among IAC and ILG of responsibility for the employment and benefit obligations and liabilities of current and former employees (and their dependents and beneficiaries), as well as the provision of health and welfare benefits pursuant to employee benefit plans through the end of 2008.

  •
  Transition Services Agreement.  This agreement governs the provision of transition services from IAC to ILG.

Agreements with Liberty Media Corporation

        In connection with the spin-off, ILG entered into a "Spinco Agreement" with Liberty Media Corporation, and assumed from IAC certain rights and obligations relating to post-spin-off governance arrangements and acquisitions, including:

  •
  subject to specified requirements and so long as Liberty beneficially owns at least 20% of the voting power of our equity securities, Liberty has the ability to nominate up to 20% of our directors, all but one of which shall be independent;

  •
  until August 2010, Liberty agrees to vote all of its shares in favor of the slate of directors recommended to the stockholders by ILG's board as long as the slate includes the directors mentioned above;

  •
  subject to specified exceptions, Liberty may not acquire beneficial ownership of additional ILG equity securities, or transfer such securities;

  •
  Liberty agreed to additional standstill provisions that are effective until August 2010; and

  •
  ILG will provide Liberty information and the opportunity to make a bid in the event of certain types of negotiated transactions involving ILG.

        As required by the Spinco Agreement, ILG also entered into a registration rights agreement with Liberty at the time of the spin-off. Under the registration rights agreement, Liberty and its permitted transferees (the "Holders") are entitled to three demand registration rights (and unlimited piggyback registration rights) in respect of the shares of ILG common stock received by Liberty as a result of the spin-off and other shares of ILG common stock acquired by Liberty consistent with the Spinco Agreement (collectively, the "Registrable Shares"). The Holders are permitted to exercise their registration rights in connection with certain hedging transactions that they may enter into in respect of the Registrable Shares. ILG is obligated to indemnify the Holders, and each selling Holder is obligated to indemnify ILG, against specified liabilities in connection with misstatements or omissions in any registration statement.

Other Transaction

        ILG has an agreement with Arise Virtual Solutions ("Arise") relating to outsourced call center services provided by ILG to it members. Arise was considered a related party through August 20, 2008, the spin-off date, because one of IAC's board members is a partner of Accretive LLC, which owns Arise. During the period from January 1, 2008 to August 20, 2008, total payments of $2.8 million were made to Arise. Amounts payable for these services were $0.1 million at December 31, 2007 and are included in "Accrued expenses and other current liabilities."

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview

Spin-Off

        On November 5, 2007, IAC/InterActiveCorp ("IAC") announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies, identifying the businesses now held by Interval Leisure Group, Inc. ("ILG") as one of those five companies. In these consolidated financial statements, we refer to the separation transaction as the "spin-off." In connection with the spin-off, ILG was incorporated as a Delaware corporation in May 2008. Prior to the spin-off, ILG did not have any material assets or liabilities, nor did it engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities.

        Upon completion of the spin-off, ILG consists of two operating segments, Interval and RQH. Interval consists of Interval International, Inc. and certain of its subsidiaries. RQH consists of ResortQuest Hawaii and ResortQuest Real Estate of Hawaii, which were acquired on May 31, 2007. These businesses formerly comprised IAC's Interval segment. The businesses operated by ILG following the spin-off are referred to herein as the "ILG Businesses."

        After the close of The NASDAQ Stock Market, Inc ("NASDAQ") on August 20, 2008, IAC completed the spin-off of ILG, following the transfer of all of the outstanding stock of Interval Acquisition Corp., which directly and through subsidiaries holds the ownership interest in those entities and net assets that conduct the ILG Businesses, to ILG. In connection with the spin-off, we completed the following transactions: (1) extinguished the receivable from IAC, which totaled $496.0 million, by recording a non-cash distribution to IAC, (2) recapitalized the invested capital balance with the issuance of 56.2 shares of ILG common stock whereby each holder of one share of IAC common stock received 1/5 of an ILG share (see Note 6), (3) entered into an indenture pursuant to which we issued to IAC $300.0 million of senior unsecured notes (see Note 5), (4) entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan and a $50.0 million revolving credit facility (see Note 5) and (5) transferred to IAC all domestic cash, excluding restricted cash, in excess of $50 million, distributing to IAC $89.4 million of cash from the proceeds of the term loan. Additionally, in connection with the spin-off, on August 20, 2008, IAC and ILG entered into various spin-off agreements (see Note 13). After the spin off, our shares began trading on the NASDAQ under the symbol "IILG."

Basis of Presentation

        The historical consolidated financial statements of ILG and its subsidiaries and the disclosure set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the contribution or other transfer to ILG of all of the subsidiaries and assets and the assumption by ILG of all of the liabilities relating to the ILG Businesses in connection with the spin-off, and the allocation to ILG of certain IAC corporate expenses relating to the ILG Businesses prior to the spin-off. Accordingly, the historical consolidated financial statements of ILG reflect the historical financial position, results of operations and cash flows of the ILG Businesses since their respective dates of acquisition by IAC, based on the historical consolidated financial statements and accounting records of IAC and using the historical results of operations and historical basis of the assets and liabilities of the ILG Businesses with the exception of accounting for income taxes. For purposes of these financial statements, income taxes have been computed for ILG on an as if stand-alone, separate tax return basis. Intercompany transactions and accounts have been eliminated.

        In the opinion of ILG's management, the assumptions underlying the historical consolidated financial statements of ILG are reasonable. However, this financial information, prior to the spin-off, does not reflect what the historical financial position, results of operations and cash flows of ILG would have been had ILG been a stand-alone company during the periods presented prior to the spin-off.

General Description of our Business

        ILG is a leading global provider of membership and leisure services to the vacation industry. We operate in two business segments: Interval and RQH. Our principal business, Interval, makes available vacation ownership membership services to the individual members of its exchange networks, as well as related services to resort developers participating in its programs worldwide. RQH was acquired in May 2007 and provides vacation rental and property management services to both vacationers and vacation property/hotel owners across Hawaii.

  Vacation Ownership Membership Services (Interval)

        Interval has been at the forefront of the vacation ownership membership exchange industry since its founding in 1976, and we operate one of the leading vacation ownership membership exchange networks, the Interval Network. As of September 30, 2008:

  •
  the large and diversified base of resorts participating in the Interval Network consisted of more than 2,400 resorts located in more than 75 countries and included both leading independent resort developers and branded hospitality companies;

  •
  approximately two million vacation ownership interest owners were enrolled as members of the Interval Network; and

  •
  the average tenure of the relationships with the top 25 resort developers (as determined by the number of new members enrolled during the year ended December 31, 2007) was approximately 16 years.

        Interval typically enters into multi-year contracts with developers of vacation ownership resorts, pursuant to which the resort developers agree to enroll all purchasers of vacation interests at the applicable resort as members of an Interval exchange program. In return, Interval provides enrolled purchasers with the ability to exchange the use and occupancy of their vacation interest at the home resort (generally for a period of one week) for the right to occupy accommodations at a different resort participating in an Interval exchange network or at the same resort during a different period of occupancy. Interval also provides travel-related services for members residing in the United States and United Kingdom directly and, in certain other servicing regions, through the use of third party travel providers. Through Interval's Getaway program, members may rent resort accommodations for a fee without relinquishing the use of their vacation interest. In addition, Interval offers support, consulting and back-office services, including reservation servicing, for certain resort developers participating in the Interval Network, upon their request and for additional consideration.

        Interval earns most of its revenue from (i) fees paid for membership in the Interval Network and (ii) transactional and service fees paid for exchanges, getaways and reservation servicing, collectively referred to as "transaction revenue."

  Vacation Rental & Property Management Services (RQH)

        Through RQH, we provide vacation rental and property management services for owners of vacation properties and hotel management services to owners of traditional hotels. Such vacation properties and hotels are not owned by us. As of September 30, 2008, RQH provided property management services to 26 resorts and hotels, as well as more limited management services to an additional 23 properties.

        Revenue from RQH is derived principally from management fees for vacation rental services and property management services. Fees consist of a base management fee and, in some instances, an incentive fee. A majority of the property management agreements provide that owners receive either guaranteed dollar amounts or specified percentages of the revenue generated under RQH management. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or amounts, and RQH either retains the balance (if any) as its management fee or makes up the deficit.

  International Operations

        ILG continues to seek to expand its vacation ownership membership services business abroad, especially in the Middle East and Asia. International revenue grew approximately 24.3% in 2008 from 2007 for the nine months ended September 30, 2008 and 2007, respectively. However, as a percentage of total ILG revenue, international revenue grew slightly to 17.3% from 16.6% for the nine months ended September 30, 2008 and 2007, respectively.

Other Factors Affecting Results

        Our third quarter 2008 results of operations have been impacted by $5.3 million of interest expense, approximately $2.5 million of incremental non-cash compensation expense and $1.2 million of incremental stand-alone and public company costs all related to our spin-off from our former parent on August 20, 2008. The tightening of the market for debt financing for resort developers has been impacting their sales and marketing and development initiatives, which will most likely, in turn, impact the flow of new members to our exchange networks. Our RQH segment has been impacted in both the three month and nine month periods of 2008, by the decline in visitors to Hawaii which declined 16.6% in the third quarter and 9.1% in the nine months ended September 30, 2008, according to the Hawaii Department of Business, Economic Development and Tourism. This decline in visitors is expected to continue through 2009.

Results of operations for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007:

Revenue

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Interval	$85,543	10.9%	$77,154
RQH	15,212	(19.4)%	18,865

Total revenue	$100,755	4.9%	$96,019

        Revenue in 2008 increased $4.7 million, or 4.9%.

        The Interval segment revenue grew 10.9%, or $8.4 million. Total member revenue increased $7.5 million, or 10.3%. Total active members increased by 0.1 million, or 3.3%, from 2007 to approximately 2.0 million. Overall average revenue per member increased 6.7%. Transaction revenue increased $4.5 million, or 11.4%, primarily due to a 6.9% increase in volume for exchange and Getaway transactions coupled with a 0.4% increase in price. In addition, an increase in reservation servicing fees, due to additional servicing arrangements as compared to the prior year period, represents 4.0% of the overall 11.4% growth. Membership fee revenue increased $2.7 million, or 8.7%, due to a 3.3% increase in active members with an increase of 5.2% in average membership fees.

        The RQH segment revenue decreased 19.4% which included a similar decrease in reimbursed other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. The decrease in fee income earned by RQH from managed vacation properties was driven by a reduction in revenue per available room ("RevPAR") at the managed vacation properties resulting from lower occupancy and average daily rate. RQH has been generally tracking the results of comparable properties in this market. Overall, 2008 occupancy rates have been impacted by the general consumer macro economic conditions and reduced airlift into Hawaii caused by two failed airlines resulting in airfare increases, all of which have caused a reduction in demand.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Interval	$271,023	11.2%	$243,770
RQH	48,853	98.9%	24,567

Total revenue	$319,876	19.2%	$268,337

        Revenue in 2008 increased $51.5 million, or 19.2%, from 2007, due in part to the acquisition of RQH on May 31, 2007, which contributed $48.9 million and $24.6 million to ILG's revenue in 2008 and 2007, respectively.

        The Interval segment revenue grew 11.2% or $27.3 million. Total member revenue increased $25.0 million, or 10.8%. Overall average revenue per member increased 6.7%. Transaction revenue increased $15.8 million, or 11.9%, primarily due to a 6.1% increase in volume for exchange and Getaway transactions coupled with a 2.5% increase in price. In addition, an increase in reservation servicing fees, due to additional servicing arrangements as compared to the prior year period, represents 3.0% of the overall 11.9% growth. Membership fee revenue increased $8.8 million, or 9.6%, due to a 3.3% increase in active members with an increase of 5.6% in average membership fees.

        The RQH segment revenue increased $24.3 million which included a similar increase in reimbursed other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. Revenue in 2008 includes nine months of revenue compared to four months in 2007. However, lower occupancy and average daily rate led to a reduction in RevPAR which would have reduced fee income if the periods had been equivalent. Overall 2008 occupancy rates have been impacted by the factors described above in the three month discussion. In addition, fee income decreased due to the loss of two resort management contracts earlier in the year, partially offset by two new contracts acquired in 2008.

Cost of sales

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Interval	$21,706	24.9%	$17,379
RQH	10,495	(18.6)%	12,887

Total cost of sales	$32,201	6.4%	$30,266

As a percentage of total revenue	32.0%	1.4%	31.5%
Gross margin	68.0%	(0.6)%	68.5%

        Cost of sales consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in servicing Interval's members as well as the cost of rental inventory used primarily for getaways. Cost of sales also includes compensation and other employee-related costs for personnel engaged in providing services to property owners and/or guests of RQH's managed vacation properties.

        Cost of sales in 2008 increased $1.9 million from 2007. The increase was driven by a $4.3 million increase from Interval, offset by a $2.4 million decrease from RQH. Overall gross margin remained relatively stable at approximately 68.0%. Interval's gross margin decreased 3.7% while RQH's gross margin decreased 2.1%. RQH has lower gross margins than Interval primarily due to the compensation and other employee-related costs directly associated with managing properties that are included in both revenues and expenses and that are passed on to the property owners without mark-up. Interval's cost of sales increased primarily due to increases of $2.4 million in compensation and other employee-related costs and $0.2 million in the cost of rental inventory for use primarily in Getaways, as well as cost increases related to membership fulfillment. The increase in compensation and other employee-related costs is due primarily to approximately 17% increase in headcount primarily associated with new reservation servicing arrangements, a portion of which costs are incurred in advance of generating revenue from such arrangements. The decrease in RQH's cost of sales was primarily due to a decrease in operational headcount servicing RQH's managed vacation properties and to a lesser extent reduced outsourced call center costs.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Interval	$67,983	24.0%	$54,810
RQH	34,539	104.3%	16,908

Total cost of sales	$102,522	43.0%	$71,718

As a percentage of total revenue	32.1%	19.9%	26.7%
Gross margin	67.9%	(7.3)%	73.3%

        Cost of sales in 2008 increased $30.8 million from 2007, primarily due to the acquisition of RQH on May 31, 2007, which contributed $34.5 million from nine months of operations in 2008 and $16.9 million from four months of operations in 2007 to ILG's cost of sales. Overall gross margins decreased 7.3% partly due to the inclusion of RQH. Interval's gross margin decreased 3.4%, while RQH's gross margin decreased 6.0%. Interval's cost of sales increased $13.2 million in 2008 primarily due to increases of $6.7 million in compensation and other employee-related costs and $2.2 million in the cost of rental inventory for use primarily in Getaways. In addition there was an increase in costs related to membership fulfillment. The increase in compensation and other employee-related costs is due, in part, to increased headcount primarily related to the new reservation servicing arrangements as described above in the three month discussion and an increase in contract labor related to outsourced home-based call center agents.

Selling and marketing expense

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense	$12,303	6.2%	$11,580
As a percentage of total revenue	12.2%	1.3%	12.1%

        Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in sales and sales support functions. Advertising and promotional expenditures primarily include printing costs of directories and magazines, promotions, tradeshows, agency fees and related commissions.

        Selling and marketing expense in 2008 increased $0.7 million from 2007, primarily due to increased advertising and promotional expenditures and increased non-cash stock based compensation expense. The increase in advertising and promotional expenditures is due in part to higher printing costs.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense	$38,078	9.9%	$34,655
As a percentage of total revenue	11.9%	(7.8)%	12.9%

        Selling and marketing expense in 2008 increased $3.4 million from 2007, mainly due to the acquisition of RQH, which contributed $2.7 million in 2008 and $1.2 million in the four months we owned RQH in 2007. Excluding the impact of RQH, selling and marketing expense increased $1.9 million in 2008 primarily due to higher printing costs and to a lesser extent increased non-cash stock based compensation expense.

General and administrative expense

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense	$23,509	23.6%	$19,021
As a percentage of total revenue	23.3%	17.8%	19.8%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2008 increased $4.5 million from 2007, primarily due to an increase in compensation and other employee-related costs. Included in this increase is $2.4 million of increased non-cash stock based compensation as well as the impact of hiring additional employees as part of being a stand alone and public company. Also contributing to the increase in general and administrative expense is an increase in professional fees due in part to information technology related costs and additional expenses associated with being a stand-alone and public company.

        The stock based compensation expense increase is primarily associated with the acceleration of existing stock-based compensation awards in connection with the spin-off and the grant of new awards in connection with and subsequent to the spin-off as well as equity grants issued subsequent to the third quarter of 2007. Non-cash compensation expense included in general and administrative expense for the three months ended September 30, 2008 was $3.2 million compared to $0.7 million for the comparable period in 2007. Of the 2008 non-cash compensation expense, approximately $1.8 million is related to the acceleration of the existing stock-based compensation awards in connection with the spin-off and is non-recurring. As of September 30, 2008, there was approximately $22.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 3.6 years. Overall incremental stand-alone and public company costs, excluding non-cash compensation expense, were $1.2 million.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense	$63,643	22.2%	$52,086
As a percentage of total revenue	19.9%	2.5%	19.4%

        General and administrative expense in 2008 increased $11.6 million from 2007, primarily due to an increase in compensation and other employee-related costs, as well as the impact of the RQH acquisition, which contributed $4.0 million and $1.6 million to ILG's general and administrative expense in 2008 and 2007, respectively. Also contributing to the increase in general and administrative expense is an increase in professional fees as described above in the three month discussion.

        Non-cash stock based compensation expense increased $3.9 million, of which $1.8 million is non-recurring as discussed above. Overall, incremental stand-alone and public company costs, excluding non-cash compensation expense, were $1.7 million.

Amortization Expense of Intangibles

  For the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Amortization	$6,476	(17.5)%	$7,851	$19,430	(5.0)%	$20,461
As a percentage of total revenue	6.4%	(21.4)%	8.2%	6.1%	(20.3)%	7.6%

        Amortization expense of intangibles for the three and nine months ended September 30, 2008 decreased $1.4 million and $1.0 million, respectively, primarily due to certain intangible assets being fully amortized in 2007. Excluding the impact of RQH, amortization expense decreased $0.9 million and $3.1 million for the three and nine months ended September 30, 2008, respectively. Amortization expense of intangibles for RQH increased $2.1 million for the nine months ended September 30, 2008 compared to the comparable period in 2007 primarily due to the inclusion of nine months of RQH expense in 2007 compared to four months in 2007.

Depreciation Expense

  For the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Depreciation	$2,429	8.1%	$2,247	$7,056	15.7%	$6,100
As a percentage of total revenue	2.4%	3.0%	2.3%	2.2%	(3)%	2.3%

        Depreciation expense for the three and nine months ended September 30, 2008 increased $0.2 million and $1.0 million, respectively, primarily due to the incremental depreciation expense associated with capital expenditures made after the third quarter 2007 and the acquisition of RQH. Excluding the impact of RQH, depreciation expense increased $0.2 million and $0.7 million for the three and nine months ended September 30, 2008, respectively.

Operating income

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Interval	$22,767	(1.7)%	$23,161
RQH	1,070	(43.5)%	1,893

Total operating income	$23,837	(4.9)%	$25,054

As a percentage of total revenue	23.7%	(9.3)%	26.1%

        Operating income in 2008 decreased $1.2 million from 2007, primarily due to an increase of $2.9 million in non-cash compensation expense, $1.2 million of incremental stand-alone and public company costs and increases in selling, marketing and general and administrative expenses. These expenses were partially offset by a $2.8 million increase in gross profit and a decrease of $1.4 million in amortization expense of intangibles due to certain intangible assets being fully amortized in 2007. Of the increase in the non-cash compensation expense, $2.1 million relates to the acceleration of existing stock-based awards in connection with the spin-off and is non-recurring and $0.4 million relates to new grants issued in connection with the spin-off.

        The decrease in operating income at RQH is due to the general consumer macro economic conditions, reduced airlift into Hawaii caused by two failed airlines and the resulting airfare increases, all of which have caused a reduction in demand.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Interval	$85,834	6.7%	$80,450
RQH	3,313	15.6%	2,867

Total operating income	$89,147	7.0%	$83,317

As a percentage of total revenue	27.9%	(10.2)%	31.1%

        Operating income in 2008 increased $5.8 million from 2007, primarily due to a $20.7 million increase in gross profit, partially offset by an increase of $4.7 million in non-cash compensation expense, of which $2.1 million is non-recurring as discussed above, and $1.7 million of stand-alone and public company costs. The remaining difference mainly relates to increased sales and marketing and general and administrative expenses, including nine months of RQH expenses in 2008 compared to four months in 2007.

Earnings Before Interest, Taxes, Depreciation and Amortization

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting".

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Interval	$33,995	5.5%	$32,216
RQH	2,581	(32.5)%	3,821

Total EBITDA	$36,576	1.5%	$36,037

As a percentage of total revenue	36.3%	(3.3)%	37.5%

        EBITDA in 2008 increased $0.5 million from 2007, growing at a slower rate than revenue due primarily to the results of RQH, which was adversely impacted by general consumer macro economic conditions, reduced airlift into Hawaii caused by two failed airlines and the resulting airfare increases, all of which have caused a reduction in demand. Also impacting EBITDA are higher operating expenses, primarily higher general and administrative expense related to being a stand-alone and public company, increased cost of sales associated with personnel hired for new reservation servicing arrangements, and to a lesser extent training costs incurred in advance of generating revenue from such arrangements.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Interval	$114,772	7.0%	$107,238
RQH	7,788	59.5%	4,882

Total EBITDA	$122,560	9.3%	$112,120

As a percentage of total revenue	38.3%	(8.3)%	41.8%

        EBITDA in 2008 increased $10.4 million or 9.3% from 2007, growing at a slower rate than revenue due to the factors described above and the inclusion of nine months of RQH results in 2008 compared to only four months in 2007.

Other income (expense)

  For the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Interest income	$3,658	51.4%	$2,416	$10,793	40.3%	$7,694
Interest expense	(5,374)	NM	(49)	(5,487)	NM	(165)
Other income (expense)	1,375	490.1%	233	835	235.6%	(616)

        Interest income in 2008 increased $1.2 million and $3.1 million from 2007 for the three and nine months ended September 30, 2008 and 2007, respectively, primarily due to a higher receivable from IAC and subsidiaries, as well as increased interest earned on higher average cash balances in 2008. The increase in the receivable from IAC is principally due to cash transfers to IAC in connection with IAC's centrally managed U.S. treasury function through the spin-off date.

        Interest expense in 2008 primarily relates to interest on the $300.0 million face value 9.5% senior notes issued and the senior secured credit facility, which includes a $150.0 million term loan and a $50.0 million revolving credit facility, all entered into in connection with the spin-off, as well as the amortization of debt costs incurred with the financing. The senior notes are recorded with original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%.

        Other income (expense) primarily relates to gain (loss) on foreign currency exchange.

Income tax provision

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

        For the three months ended September 30, 2008 and 2007, ILG recorded tax provisions of $11.0 million and $11.1 million, respectively, which represent effective tax rates of 46.7% and 40.1%. These tax rates are higher than the federal statutory rate of 35% due to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended September 30, 2008, the rate was also increased because ILG recorded income taxes as a result of the completion of a study regarding the U.S. tax consequences of certain of ILG's foreign operations ($1.3 million) and other income tax items ($0.7 million). As it relates to 2007, ILG recorded income taxes associated with changes in enacted tax rates in foreign jurisdictions.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

        For the nine months ended September 30, 2008 and 2007, ILG recorded tax provisions of $38.5 million and $35.1 million, respectively, which represent effective tax rates of 40.4% and 38.9%, respectively. These tax rates are higher than the federal statutory rate of 35% due to state and local income taxes partially offset by foreign income taxed at lower rates. In addition, as it relates to 2008, ILG recorded income taxes associated with the completion of a study related to the U.S. tax consequences of certain of ILG's foreign operations ($1.3 million) and other income tax items ($0.7 million).

        As of September 30, 2008 and December 31, 2007, ILG had unrecognized tax benefits of $0.8 million and $5.7 million, respectively. The amount of ILG's unrecognized tax benefits increased by $2.0 million during the three months ended September 30, 2008, due principally to the completion of a study related to certain U.S. tax consequences of certain of ILG's foreign operations. Conversely, ILG's unrecognized tax benefits decreased by $6.9 million during the three months ended September 30, 2008 as a result of the spin-off from IAC and the associated Tax Sharing Agreement, as described below, which provides that IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three months ended September 30, 2008. At September 30, 2008, ILG has accrued $0.4 million for the payment of interest and penalties, net of consolidated tax interest and penalties that were indemnified by IAC as a result of the spin-off, as described below.

        By virtue of previously filed separate ILG and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under the Tax Sharing Agreement IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.8 million within twelve months of the current reporting date due primarily to anticipated settlements with taxing authorities. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        Under the terms of the tax sharing agreement, executed on August 20, 2008 in connection with the spin-off, IAC generally retains the liability related to federal and state returns filed on a consolidated or unitary basis for all periods prior to the spin-off.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2008, ILG had $137.3 million of cash and cash equivalents and restricted cash and cash equivalents, $73.0 million of which is held in foreign jurisdictions, principally the United Kingdom, and is subject to changes in foreign exchange rates. ILG conducts business in a foreign country where currency restrictions exist. At September 30, 2008, ILG had $6.6 million of cash which can only be repatriated upon the approval of that country's government. ILG has requested approval for a portion of the cash to be repatriated. This request is currently pending.

        Net cash provided by operating activities increased to $97.7 million in 2008 from $97.1 million in 2007. This increase was principally due to an increase in accounts payable and other current liabilities primarily related to an increase in accrued interest expense, higher accrued purchased space and the acquisition of a brand and its associated marks, partially offset by a smaller contribution from deferred revenue.

        Net cash used in investing activities in 2008 of $82.9 million primarily resulted from cash transfers to IAC of $68.6 million and capital expenditures of $9.6 million. The cash transfers to IAC relate to IAC's centrally managed U.S. treasury function through the spin-off. The restricted cash of $3.7 million is related to a collateral agreement for merchant transactions in the UK. Net cash used in investing activities of $74.1 million in 2007 was related to acquisitions, net of cash acquired, of $109.4 million and capital expenditures of $6.9 million, partially offset by cash transfers from IAC of $42.3 million. Acquisitions, net of cash acquired, in 2007 relates to the acquisition of RQH in May 2007.

        In connection with the spin-off of ILG, on July 25, 2008, Interval Acquisition Corp., a subsidiary of ILG, entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "RCF"). In addition, on August 19, 2008, Interval Acquisition Corp. issued $300.0 million of aggregate principal amounts of 9.5% Senior Notes due 2016 (the "Interval Senior Notes"), reduced by the original issue discount of $23.5 million, to IAC, and IAC has exchanged such notes for certain of IAC's 7% Senior Notes, pursuant to a notes exchange and consent agreement. The initial net cash proceeds to ILG were $139.4 million, which were net of $10.6 million of billed expenses. In connection with the spin-off, ILG retained $50.0 million and distributed the remainder of the net proceeds, $89.4 million, to IAC. ILG also retained its international cash which was approximately $73.8 million as of August 20, 2008. Additional costs of $2.7 million in connection with the issuance have been incurred, $0.4 million of which has been paid by us and $2.3 million has been paid by IAC and settled as part of the finalized receivable from IAC, with no cash outlay by ILG. Upon completion of the spin-off, the finalized receivable from IAC was extinguished.

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans, investments and capital expenditures, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants, requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated EBITDA, as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year commencing with December 31, 2009. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of September 30, 2008, ILG was in compliance with the requirements of all applicable financial and operating covenants.

        ILG has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events. At September 30, 2008, total guarantees, surety bonds and letters of credit total $28.4 million. Guarantees represent $26.2 million of this total and primarily relate to RQH's property management agreements, including those with guaranteed dollar amounts.

        ILG anticipates that it will make capital and other expenditures in connection with the development and expansion of its operations. ILG's ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. ILG believes that its cash on hand along with its anticipated operating cash flows in 2008, availability under the revolving credit facility and its access to capital markets are sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

        Contractual obligations and commercial commitments at September 30, 2008 are as follows (in thousands):

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations	Total	Up to 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations(a)	$17,985	$10,088	$6,327	$1,570	$—
Operating leases	77,277	10,393	16,265	14,429	36,190

Total contractual cash obligations	$95,262	$20,481	$22,592	$15,999	$36,190

(a)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory for use primarily in getaways.

Seasonality

        Revenue at ILG is influenced by the seasonal nature of travel. Interval recognizes revenue based on booking, with the first quarter generally experiencing the strongest bookings and the fourth quarter generally experiencing weaker bookings. RQH recognizes revenue based on travel dates, with the first and third quarters generally generating higher revenues and the second and fourth quarters generally generating lower revenues.

Recent Accounting Pronouncements

        Refer to Note 2 in the consolidated financial statements for a description of recent accounting pronouncements.

 ILG'S PRINCIPLES OF FINANCIAL REPORTING

        ILG reports Earnings Before Interest, Taxes, Depreciation and Amortization as a supplemental measure to generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which ILG evaluates the performance of its businesses, on which its internal budgets are based and by which management is compensated. ILG believes that investors should have access to the same set of tools that it uses in analyzing its results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. ILG provides and encourages investors to examine the reconciling adjustments between the GAAP and non-GAAP measure which are discussed below.

Definition of ILG's Non-GAAP Measure

        Earnings Before Interest, Taxes, Depreciation and Amortization is defined as net income excluding, if applicable: (1) non-cash compensation expense, (2) depreciation, (3) amortization and impairment of intangibles, (4) goodwill impairments, (5) income tax provision, (6) minority interest in income of consolidated subsidiaries, (7) interest income and interest expense and (8) other non-operating income and expense. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies. ILG believes this measure is useful to investors because it represents the consolidated operating results from ILG's segments, excluding the effects of any non-cash expenses. We also believe this non-GAAP financial measure improves the transparency of our disclosures, provides a meaningful presentation of our results from our business operations, excluding the impact of certain items not related to our core business operations and improves the period to period comparability of results from business operations. EBITDA has certain limitations in that it does not take into account the impact to ILG's statement of operations of certain expenses, including non-cash compensation. ILG endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

Pro Forma Results

        ILG will only present Earnings Before Interest, Taxes, Depreciation and Amortization on a pro forma basis if it views a particular transaction as significant in size or transformational in nature. For the periods presented in this report, there are no transactions that ILG has included on a pro forma basis.

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

        Depreciation expense is a non-cash expense relating to our property and equipment and does not relate to our core business operations. Depreciation expense is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

 RECONCILIATION OF EBITDA

        For a reconciliation of EBITDA to operating income for ILG's operating segments and to net income in total for the three and nine months ended September 30, 2008 and 2007, see Note 9 to the consolidated financial statements.

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

        As currency exchange rates change, translation of the income statements of ILG's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, ILG has not hedged translation risks because cash flows from international operations were generally reinvested locally. Foreign exchange net gain for the three months ended September 30, 2008 and 2007 was approximately $1.4 million and $0.2 million, respectively. Foreign exchange net gain for the nine months ended September 30, 2008 was $0.8 million and net losses for the nine months ended September 30, 2007 were $0.6 million.

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

Interest Rate Risk

        At September 30, 2008, we had $150.0 million outstanding under the term loan facility. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $1.5 million. Additionally, at September 30, 2008, we had $300.0 million (face amount) of Interval Senior Notes that bear interest at a fixed amount. If market rates decline, we run the risk that the required payments on the fixed rate debt will exceed those based on market rates. Based on our mix of fixed rate and floating rate debt and cash balances, we do not currently hedge our interest rate exposure.

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

        As required by Rule 13a-15(d) of the Exchange Act, we, under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, also evaluated whether any changes occurred to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there have been no material changes to internal controls over financial reporting. Also, management has enhanced our control environment and control monitoring activities by the establishment of an Audit Committee and the addition of personnel to our internal audit function.

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

        Actual results could differ materially from those contained in the forward looking statements included in this quarterly report for a variety of reasons, including, among others: changes in economic conditions generally or in any of the markets or industries in which we operate; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for developers and prospective purchases of vacation interests; changes in our senior management; regulatory changes; our ability to compete effectively; the effects of our substantial indebtedness and our compliance with the terms thereof; failure to comply with existing laws; the ability to offer new or alternative products and services in a cost-effective manner and customer acceptance of these products and services; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in "Risk Factors" in our Registration Statement on Form S-1 (Registration No. 333-152699), as amended. Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

Risk Factors

Lack of available financing for vacation property developers and consumers could adversely affect our ability to maintain and grow our exchange network membership which could adversely affect our business, financial condition and results of operations.

        Vacation property developers rely on the credit markets to finance new development and for receivables financing. If financing for development of resorts is not available or is only available on unacceptable terms, the developers may delay or cancel planned projects which would have been a source of new members for our exchange networks. If receivables financing is not available or is only available on unacceptable terms, developers may need to scale back or even cease operations, including sales and marketing efforts, that also could have been a source of new members for our exchange networks. In addition, lack of available credit for consumers may decrease the number of potential purchasers of vacation interests and may increase default rates and refund requests among current vacation interest owners. The decrease in the number of our exchange network members that could result from these factors could have a material adverse effect on our business, financial condition and results of operations.

Additional Risk Factors

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

Items 2-3.    Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        Prior to the spin off, IAC, as our sole shareholder, approved the following actions. On August 20, 2008, IAC approved our Amended and Restated Certificate of Incorporation, that was filed with the Secretary of State of the State of Delaware. Also, on August 20, 2008, IAC approved the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan and the Interval Leisure Group Inc. Non-Employee Director Deferred Compensation Plan.

Item 5.    Other Information

        Our next annual meeting of stockholders is currently anticipated to be scheduled for June 10, 2009. An eligible stockholder who wishes to have its qualifying stockholder proposal considered for inclusion in our proxy materials for such meeting must send a qualifying stockholder proposal to our Corporate Secretary at our executive offices at the address below no later than January 1, 2009. To qualify as an eligible stockholder with regard to making a stockholder proposal, a stockholder must, among other things, have continuously held at least $2,000 in market value or 1%, of our outstanding capital stock (which stock may have included IAC capital stock for that period prior to our spin-off from IAC) for at least one year by the date of submission of the stockholder proposal, and must continue to own that amount of stock through the date of the annual meeting.

        If you want to make a proposal or nominate a director for consideration at next year's Annual Meeting without having the proposal included in our proxy materials, you must comply with the current advance notice provisions and other requirements set forth in our Bylaws. Under our Bylaws, a stockholder may bring a matter to vote upon at an annual meeting by giving adequate notice to our Corporate Secretary. To be adequate, that notice must contain information specified in our Bylaws and be received by us not earlier than the 75th day nor later than 5:00 p.m., Eastern Time, on the 45th day prior to the first anniversary of the date of mailing of the notice for the preceding year's annual meeting. If, however, the date of the annual meeting is advanced or delayed by more than 30 days from the first anniversary of the date of the preceding year's annual meeting, notice by the stockholder to be timely must be so delivered not later than the 90th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. Therefore, we must receive your proposal prior to 5:00 p.m., Eastern Time, on March 12, 2009, based on the scheduled date of June 10, 2009.

        If we do not receive your proposal or nomination by the appropriate deadline, then it may not be brought before the 2009 Annual Meeting. The fact that we may not insist upon compliance with these requirements should not be construed as a waiver by our right to do so at any time in the future.

        All proposals or nominations should be addressed to Interval Leisure Group, Inc., 6262 Sunset Drive, Miami, Florida 33143, Attention: Corporate Secretary.

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.
3.2	Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on August 25, 2008.
10.19†	Form of Restricted Stock Unit Agreement under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.3†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.3††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

†
Filed herewith.

††
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2008

INTERVAL LEISURE GROUP, INC.
By:	/s/ WILLIAM L. HARVEY William L. Harvey Chief Financial Officer
By:	/s/ JOHN A. GALEA John A. Galea Chief Accounting Officer

QuickLinks

PART 1—FINANCIAL STATEMENTS
  Item 1. Consolidated Financial Statements
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2008
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
ILG'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF EBITDA
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Not applicable.
  Item 1A. Risk Factors
  Items 2-3. Not applicable.
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES