Form 10-K
period 2008-12-31
Interval Leisure Group, Inc.
filed 2009-03-31
CIK 1434620

Use these links to rapidly review the document

ILG'S PRINCIPLES OF FINANCIAL REPORTING

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34062

INTERVAL LEISURE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2590997 (I.R.S. Employer Identification No.)
6262 Sunset Drive, Miami, Florida (Address of principal executive offices)	33143 (Zip Code)

(305) 666-1861
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was none since the registrant was at that time a wholly-owned subsidiary. As of March 20, 2009, there were 56,360,331 shares outstanding of the issuer's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

PART I

Item 1.    Business.

Overview

        Interval Leisure Group, Inc., or ILG, is a leading global provider of membership and leisure services to the vacation industry. ILG's principal business segment, Interval, makes available vacation ownership membership services to the individual members of its exchange networks, as well as related services to developers of vacation ownership resorts. As of December 31, 2008, over 2,400 resorts located in more than 75 countries participated in Interval's primary exchange network, the Interval Network, and approximately two million owners of vacation interests were enrolled as members of the Interval Network. The Interval segment consists of Interval International, Inc. and its subsidiaries other than those comprising the Aston segment. Interval represented approximately 85% of ILG's consolidated revenue for the fiscal year ended December 31, 2008 and approximately 88% of ILG's consolidated revenue for the fiscal year ended December 31, 2007.

        ILG's other business segment, Aston (formerly known as ResortQuest Hawaii or RQH) was acquired in May 2007 and is a provider of hotel and resort management and vacation rental services to vacationers and vacation property owners across Hawaii. As of December 31, 2008, Aston provided management and/or sales and marketing services to 26 resorts and hotels, as well as other more limited management services to an additional 23 properties. The Aston segment consists of Aston Hotels & Resorts, LLC (formerly known as ResortQuest Hawaii, LLC) and Maui Condo and Home, LLC (formerly known as ResortQuest Real Estate of Hawaii, LLC). Aston represented approximately 15% of ILG's consolidated revenue for the fiscal year ended December 31, 2008 and approximately 12% of ILG's consolidated revenue for the fiscal year ended December 31, 2007 which includes results for the seven month period following Aston's acquisition on May 31, 2007. For information regarding the results of operations of ILG and its segments on a historical basis, see Note 11 to the Consolidated Financial Statements of ILG and the disclosure set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

History

        ILG was incorporated in Delaware in May 2008 in connection with the spin-off of several businesses previously owned by IAC/InterActiveCorp or IAC. ILG was formed to hold the businesses that were previously reported in IAC's Interval reporting segment. The spin-off of ILG from IAC occurred after close of The NASDAQ Stock Market on August 20, 2008, concurrent with the spin-offs from IAC of Ticketmaster Entertainment, Inc., HSN, Inc. and Tree.com, Inc., which with ILG are referred to collectively as the "Spincos." On August 21, 2008, we commenced "regular way" trading on The NASDAQ Stock Market under the symbol "IILG."

        The businesses operated by ILG's subsidiaries have extensive operating histories. Founded in 1976, Interval has undergone multiple ownership structures and Aston traces its roots in lodging back 60 years. ILG acquired ResortQuest Hawaii LLC and its related companies in May 2007 and ResortQuest Hawaii, LLC changed its name to Aston Hotels & Resorts, LLC in January 2009 as part of a rebranding campaign to return to its prior Aston brand.

        Except as otherwise indicated or unless the context otherwise requires, in this report "ILG," "we," "our" or "us" refers to Interval Leisure Group, Inc. together with its subsidiaries.

Industry Overview and Trends

        The hospitality industry is a major component of the travel industry, which is affected by the performance of the global economy. The hospitality industry includes the segments in which ILG businesses operate. In 2007, the last year for which data is available, domestic and international travelers spent an estimated $740 billion in the U.S. for business and leisure travel of 50 miles or more, as compared to $699 billion in 2006. However in the second half of 2008, global economic conditions adversely affected the results of the hospitality industry.

        Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Various factors, including decreased disposable income, increased costs of transportation and the overall financial instability of the airline industry, adversely impact consumers' decisions to use and consume travel services.

        Vacation ownership is the segment of the hospitality industry that encompasses the development, operation and sale of vacation interests in traditional timeshare regimes, fractional products, private residence clubs, condo hotels and other forms of shared ownership, and vacation home ownership. Vacation ownership sales (excluding sales of fractional, private residence club, destination club and whole ownership products) in the U.S. for 2007, the last year for which data is available, were approximately $10.6 billion, as compared to $10.0 billion in 2006, although much of this growth was driven by higher sales prices. U.S. sales of fractional products, private residences and destination club products were approximately $2.3 billion in 2007, the last year for which data is available, as compared to $2.1 billion in 2006. While leisure travelers continue to take vacations and use their vacation ownership interests, economic conditions have adversely affected the vacation ownership segment during the fourth quarter of 2008.

        Most U.S.- based developers of vacation ownership resorts rely on receivables financing to fund sales and marketing efforts. Beginning at the end of the third quarter of 2008, developers were unable to obtain either receivables financing or commitments for future receivables financings. As a result, a number of large resort developers greatly reduced their sales and marketing expenditures and as a consequence reduced sales of new vacation ownership interests. The tightening of credit available to both vacation property developers and purchasers also is resulting in the development of fewer vacation ownership and vacation rental resorts (and in the case of existing vacation ownership and vacation rental resorts, fewer potential purchasers). These factors, plus increased default rates among current vacation interest owners, may have a material adverse effect on the vacation ownership and vacation rental industries.

  Vacation Ownership Membership Services

        The vacation ownership membership services industry provides owners of vacation interests with flexibility and choice by providing them access to alternative accommodations through exchange networks encompassing a wide variety of resorts. There are two principal providers of vacation ownership membership services in the global vacation membership services industry, Interval and RCI LLC, a subsidiary of Wyndham Worldwide Corp. Other third parties operate in this industry, but generally outside of the context of value-added membership programs offered at point-of-sale. According to a study published in 2008 by ARDA International Foundation, 99% of all U.S.-based vacation ownership resorts that participated in such study were participants in an exchange network offered by Interval or RCI or both.

        Future growth in the vacation ownership membership services industry will be driven primarily by the number of vacation interests sold to new purchasers. At the beginning of 2008, the number of U.S.-based households that owned vacation interests increased to approximately 4.7 million, an increase of approximately 300,000 households, from the number reported for the beginning of 2007. Because of the difficulties obtaining receivables financing discussed above, reduced sales and marketing expenditures by resort developers are leading to fewer new sales of vacation ownership interests and fewer new members, at least in the short-term. Cutbacks in development of new resorts by resort developers may reduce sales and potential new members in the longer term. Once credit issues are resolved, long-term growth is expected to be driven by:

  •
  increased consumer awareness and acceptance of the value and benefits of the ownership of vacation interests;

  •
  adoption of constructive legislation and regulations internationally that improve consumer protection and allow businesses to operate profitably;

  •
  the entry of additional independent developers and brand-name hospitality companies into the vacation ownership industry, which will increase the number of vacation interests available for sale;

  •
  demand for vacation ownership products in the U.S. and elsewhere; and

  •
  continued development of new resorts.

        Vacation ownership membership services industry growth also is driven by the development and offering of alternative vacation ownership related products. For example, industry studies indicate that developers are selling more biennial products, whereby owners of vacation interests have access to their accommodations during alternating years. While these trends may have a positive impact on the number of potential new members of exchange programs, the alternating annual ownership associated with these products could negatively impact average revenue per member across the vacation ownership membership services industry.

  Hotel and Resort Management and Vacation Rental Services

        In 2007, the vacation rental market in the United States (including vacation homes, condominiums, villas, condo hotels, timeshare units and fractional units) totaled an estimated $24 billion. This fragmented market provides both managed properties and those offered by owners. In general, the managed properties are better able to engage in market-based pricing and offer hotel-like services. Vacation rental accommodations generally offer value to travelers seeking more than a nightly stay, as they provide greater space and convenience than traditional hotel rooms by offering separate living, sleeping and eating quarters. Hotel and resort management and vacation rental companies facilitate the rental process by handling most, if not all, aspects of interaction with vacationers. Improved product awareness and consumer convenience through direct and indirect online distribution channels are expected to drive long-term growth in this market.

        Currently, ILG offers hotel and resort management and vacation rental services in Hawaii through its Aston segment. The Hawaiian tourism market has been particularly affected by the global economic crisis. According to the Hawaii Department of Business, Economic Development & Tourism, the number of visitors that traveled to Hawaii fell from approximately 7.5 million in 2007 to approximately 6.7 million in 2008. While travel to Hawaii has been adversely affected by the macroeconomic conditions and reduced airlift into Hawaii primarily caused by two failed airlines, ILG believes that in the long-term, Hawaii will continue to be a sought after destination for vacationers.

DESCRIPTION OF BUSINESS SEGMENTS

Interval—Vacation Ownership Membership Services

  Member Services

        Membership Programs.    Interval operates membership programs for owners of vacation interests at resorts that participate in its exchange networks. Interval does not own, operate or manage any resorts. Participation in these programs provides members with the right to exchange their occupancy rights in their vacation interest (generally, for periods of one week) for comparable, alternative accommodations on a worldwide basis at another resort participating in Interval's exchange networks or at the same resort during a different occupancy period. Interval also provides a comprehensive package of value- added products and services. Generally, individuals are enrolled in one of Interval's membership programs by resort developers in connection with their purchase of vacation interests from such resort developers, with initial membership fees being paid on behalf of members by the resort developers.

        Following their period of initial enrollment, Interval Network members generally have the option of renewing their memberships for terms ranging from one to five years and paying their own membership fees directly to Interval. Alternatively, some resort developers incorporate the Interval Network membership fee into certain annual fees they charge to owners of vacation interests at their resorts after the initial enrollment period, which results in these owners having their membership in the Interval Network and, where applicable, the Interval Gold program (as described below), automatically renewed through the period of their resort's participation in the Interval Network. Membership in the Preferred Residences Program, Interval's recently-launched hospitality-branded membership program for luxury shared ownership resorts and condo hotels, is also renewed annually throughout the period of each resort's participation in the Preferred Residences Program's exchange network. The resorts participating in Interval's exchange networks primarily include resorts with which Interval has an effective affiliation agreement in place, as well as resorts at which Interval continues to provide exchange services following the affiliation agreement's term.

        Exchanges.    Interval provides members with two primary methods of exchange, "Deposit First" and "Request First." With Deposit First, members immediately transfer the use and occupancy of vacation interests at their home resort in return for the right to request an exchange. Under this method, members are not required to select a location or travel date at the time of deposit, but can request an exchange at any time during the period of the deposit's availability for exchange. All deposits expire two years after the occupancy date of the week deposited, unless extended by members through the purchase of a deposit extension. With Request First, members request an exchange prior to relinquishing the occupancy right in their vacation interest to Interval's exchange networks. Using this method, the use and occupancy of the vacation interest is relinquished when a confirmation occurs. This method requires the member to be confirmed to an exchange and travel prior to the occupancy period of the vacation interest relinquished.

        All vacation ownership accommodations relinquished to the Interval Network are assigned a trading value at the time of deposit (under the Deposit First method) or at the time of request (under the Request First method) based on multiple factors, including location, quality, seasonality, unit attributes and time of relinquishment to determine the relinquished accommodations' relative exchange value to Interval's exchange networks. Members are offered an exchange to accommodations which are generally of comparable value to those relinquished.

        Some members also exchange the use and occupancy of their vacation interests with Interval on a points basis. In these circumstances, points are relinquished to Interval's exchange networks by the member and Interval receives accommodations from the operator of the points program on behalf of the member.

        Getaways.    Interval also offers additional vacation rental opportunities to members at attractive rates through Getaways. Getaways allow members to rent resort accommodations for a fee, plus applicable taxes, without relinquishing the use and occupancy of their vacation interests. Resort accommodations available as Getaways consist of seasonal oversupply of vacation ownership accommodations within Interval's exchange networks, as well as resort accommodations sourced by Interval specifically for use in Getaways.

        Interval Gold.    Interval also offers Interval Gold, an enhanced membership program, to Interval Network members to provide them with year-round access to value-added benefits and services for an additional annual fee. These benefits and services vary by country of residence, but generally consist of discounts on Interval's Getaways, a concierge service, a hotel discount program and Interval Options, a service that allows members to relinquish annual occupancy rights in their vacation interests towards the purchase of various travel products, including cruise, golf and spa vacations. Members are enrolled in the Interval Gold program either by resort developers in connection with the initial purchase of their vacation interests or by Interval directly. Renewal procedures and responsibility for fees are generally the same as those for basic membership in the Interval Network.

        Revenue.    Interval's revenue is derived principally from (1) fees paid for membership in the network and (2) transactional and service fees paid for exchanges, Getaways and reservation servicing, collectively referred to as "transaction revenue." Revenue is also derived from fees for certain products and services sold to developers as described below.

  Relationships with Developers

        Resort Affiliations.    Interval has established multi-year relationships with numerous resort developers, including leading independent and brand name developers, under exclusive affiliation agreements. Interval does not consider its overall business to be dependent on any one of these resort developers, provided, that the loss of several large developers from which Interval receives membership renewal fees directly could materially impact Interval's business. Pursuant to these agreements, resort developers are obligated to enroll all purchasers of vacation interests at their resorts in the applicable exchange membership program and, in some circumstances, are obligated to renew these memberships for the term of their affiliation agreement. Most affiliation agreements contain automatic renewal provisions, pursuant to which arrangements will be renewed on the same terms and conditions, unless either party provides the other with written notice of its intent not to renew prior to expiration (typically anywhere from 90 to 270 days prior to expiration).

        Products and Services.    A primary basis on which resort developers choose Interval as a partner is the comprehensive array of products and services that it offers resort developers, such as sales and marketing support and operational support, including custom vacation program design services.

  •
  Sales and Marketing Support.  Interval offers its developers a selection of sales and marketing materials. These materials, which are available in multiple languages, include brochures, publications, sales-office displays, videos and resort directories. Resort developers also promote membership in Interval's exchange programs and related value-added services as an important benefit of owning a vacation interest. In addition, Interval offers the Leisure Time Passport program, which is primarily used by resort developers as an exit or trial membership program for potential purchasers of vacation interests. The Leisure Time Passport program provides participants with many of the benefits of the Interval Gold program, as well as the opportunity to experience vacationing in condominium-style accommodations prior to making a commitment to purchase a vacation interest.

    In 2008, Interval introduced a new resort recognition program through which eligible Interval Network resorts are recognized as either a "Select Resort" or a "Premier Resort," based upon the satisfaction of qualifying criteria. Approximately 40% of Interval Network resorts available for exchange were recognized as either a Select or Premier Resort for 2008. As of December 31, 2008, approximately 30% of these resorts had achieved their rating through physical inspection. The remainder achieved the rating based on the quality rating Interval assigned the resort following an inspection at the time of affiliation as updated by member feedback following vacations at the resort as well as participation in Interval's prior recognition programs. Recognized resorts are then subject to periodic inspection and customer evaluations and must comply with the program's service and quality criteria to retain their status.

  •
  Operational Support.  Interval also makes available a comprehensive array of back-office servicing solutions to resort developers and resorts. For example, for an additional fee, Interval provides reservation services and billing and collection of maintenance fees and other amounts due to developers or homeowner's associations.

    In addition, through consulting arrangements, Interval assists resort developers in the design of vacation programs for owners of vacation interests. Such programs, which may include a wide range of flexible-use plans, as well as point-based programs and vacation clubs, are tailored to the specific needs of the relevant developer and/or resort. Interval undertakes a comprehensive analysis of the existing operations and intended growth plan of the relevant developer or resort, and then works closely with the developer or resort to design and implement a tailored program.

Aston—Hotel and Resort Management and Vacation Rental Services

        ILG operates a Hawaiian-based hotel and resort management and vacation rental business through Aston, formerly known as ResortQuest Hawaii. Aston provides vacation property rental, real estate brokerage and related services (including common area management services for condominium projects), as well as hotel and resort management services to resorts and hotels in Hawaii.

  Hotel and Resort Management Services

        Aston provides hotel and resort management and sales and marketing services for owners of condominium hotels and traditional hotels. Condominium resorts generally offer the same type of services offered by hotels and resorts, plus certain comforts of home, such as kitchens or kitchenettes, separate seating or living room areas and in suite, private bedrooms, with actual services and features varying by property. Generally, hotel and resort management and sales and marketing services are provided pursuant to exclusive agreements with terms ranging from one to five years, many of which are automatically renewable.

  Vacation Rental Services

        Aston also provides vacation property rental services for condominium owners. These rental properties are generally investment properties, and, to a lesser extent, second homes, owned by individuals who contract with Aston directly to manage, market and rent their properties, generally pursuant to short-term agreements. Aston also offers such owners a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability.

  Revenue

        Aston secures guests for both its managed properties and vacation rentals primarily through long-standing relationships with travel partners, including wholesalers, retail travel agents and online travel intermediaries. Aston also conducts online marketing initiatives to reach consumers directly through its websites, www.astonhotels.com, www.resortquesthawaii.com and www.mauicondo.com. As an additional distribution channel, Aston also rents units to Interval for use as Getaways.

        Aston revenue is derived principally from management fees for hotel and resort management, sales and marketing and vacation property rental services. Hotel and resort management fees consist of a base management fee and, in some instances, an incentive fee based on a percentage of gross operating profits, net operating income or other similar metric.

Business Strategy

        To grow our business and expand our presence within the vacation industry, we are pursuing the following strategic initiatives:

  •
  leveraging our strategic developer relationships to provide additional services;

  •
  increasing non-vacation exchange related revenue;

  •
  supporting continued growth of online transactions;

  •
  continuing to expand internationally; and

  •
  pursuing strategic acquisitions opportunistically.

Marketing and Technology

        Interval maintains corporate and consumer marketing departments, both of which are based in ILG's global headquarters in Miami, Florida. International marketing expertise is provided primarily by London-based employees, with input and local expertise being provided by employees in local and regional offices worldwide. These departments are responsible for implementing Interval's overall marketing strategy and developing the materials that are necessary to secure new relationships with resort developers and resorts and obtain new members, as well as promote membership renewals, exchange opportunities and other value-added services to existing members.

        Interval markets its products and services to resort developers and other parties in the vacation ownership industry through a series of business development initiatives. For ten years, Interval has organized and co-sponsored a proprietary, multi-day informational seminar, currently known as the Vacation Ownership Investment Conference ("VOIC"), where real estate developers, hospitality companies and others contemplating entry into the vacation ownership industry can meet and network with industry leaders, as well as participate in educational panels on various vacation ownership issues, such as property and program planning, financing and regulatory requirements. This seminar is offered annually in the U.S. with additional conferences held periodically at locations in regions that Interval views as potential market opportunities for vacation ownership development. Through these programs, Interval works to strengthen and expand the vacation ownership industry through the education and support of viable new entrants. Interval has also maintained leadership roles in various industry trade organizations throughout the world since their inception, through which it has been a driving force in the promotion of constructive legislation, both in the U.S. and abroad, principally aimed at creating or enhancing consumer protection in the vacation ownership industry.

        Given that Interval's growth is dependent, in significant part, on its ability to secure vacation ownership accommodations and attract new members to its exchange programs, Interval's corporate marketing department targets its efforts directly at resort developers and indirectly at prospective owners of vacation ownership interests. In doing so, Interval not only promotes the benefits of its networks and value-added services, but also markets itself to resort developers as a provider of operational and sales and marketing support services. Interval's sales and services personnel proactively seek to establish strong relationships with developers during the early stages of the development of a particular resort by providing input on consumer preferences based upon years of experience. In addition, given its long-standing relationships with others within the vacation ownership industry, Interval is often able to refer resort developers to quality providers of a wide range of planning and operational resources. Interval believes that it has established a strong reputation within the vacation ownership industry as being highly responsive to the needs of resort developers and owners of vacation interests.

        Interval's consumer marketing efforts revolve around the deepening of new and existing customer relationships, focusing on the strategic design and deployment of membership marketing and product development initiatives across the customer lifecycle of its global membership base. The design, deployment and execution of programs, promotions, online and offline communications, cross-sell initiatives, and overall enhancements to the membership value proposition are all aimed at increasing acquisition, usage, loyalty, retention and overall engagement of members.

        Interval's success also depends, in part, on its ability to provide prompt, accurate and complete service to its members through voice and data networks and proprietary and third party information systems. The technology platform for the Interval Network is a proprietary, custom developed enterprise application and database that manages all aspects of membership, exchange and Getaways transaction processing and inventory management. Interval also uses advanced telecommunications systems and technologies to promptly respond and efficiently route member calls. Interval also operates consumer websites for its members, such as www.IntervalWorld.com and www.PreferredResidences.com.

        Important to the success and continued growth of the Aston business is its ability to source vacationers interested in booking vacation properties made available through its hotel and resort management and vacation rental services. Aston's marketing efforts are focused on both developers and owners of hotels, resorts and vacation rental properties, as well as tour operators and other travel distribution channels such as online travel intermediaries, field sales personnel, international representatives and Interval. Aston offers hotel and resort accommodations and vacation rentals to vacationers through www.AstonHotels.com, www.ResortQuestHawaii.com and www.mauicondo.com.

International Operations

        We maintain operations the United States, the United Kingdom and other international territories. Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented below (in thousands):

	2008	2007	2006
Revenue
United States	$341,675	$302,135	$237,818
All other countries	68,099	58,272	50,828

Total	$409,774	$360,407	$288,646

Long-lived assets (excluding goodwill and intangible assets)
United States	$37,886	$33,688	$20,161
All other countries	1,203	1,275	1,169

Total	$39,089	$34,963	$21,330

Competition

        The two principal companies in the global vacation ownership membership services industry, Interval and RCI, aggressively compete for developer and consumer market share. Other third parties operate in this industry, but generally outside of the context of value-added membership programs offered at point-of-sale. While the operations of these third parties are generally smaller and more regional in nature, at least one operates on a global basis. Interval also faces increasing competition from points-based vacation clubs and large resort developers, which may elect to operate their own internal exchange systems to facilitate exchanges for owners of vacation interests at their resorts as they increase in size and scope. In addition, increasingly, vacation clubs and large resort developers are forging direct relationships with other developers.

        Interval believes that developers generally choose to affiliate with an exchange network based on:

  •
  the quality of resorts participating in the network;

  •
  the level of service provided to members;

  •
  the range and level of support services provided to developers;

  •
  the flexibility of the exchange program;

  •
  the demographics of the membership base;

  •
  the costs for annual membership and exchanges; and

  •
  the continuity of management and its strategic relationships within the industry.

        Developers affiliated with Interval and/or RCI collectively represent approximately 99% of the vacation ownership resorts in the U.S. Based on the most recent annual disclosure statements filed by RCI and Interval for the year ended December 31, 2007, on a global basis, Interval held approximately 38% of the resorts and 35% of the members participating in exchange networks operated by these companies and RCI held the remainder. Accordingly, RCI is the larger provider of vacation ownership member services with a larger exchange network. Through the resources of its corporate affiliates, particularly Wyndham Vacation Ownership, Inc., itself engaged in vacation ownership sales, RCI may have greater access to a significant segment of new purchasers of vacation interests.

        While overall, Interval's primary competitor has a greater number of resorts in its exchange network and reports a larger number of owners of vacation interests participating in its vacation ownership membership programs, Interval believes that it has distinguished itself as the vacation ownership membership service provider of choice with developers of high quality vacation properties and their owners. This belief is based primarily on the quality of the resorts in the Interval Network and related services provided by these resorts, coupled with a continued commitment to attract distinctive resorts to its exchange networks and foster memorable vacation experiences for its members.

        Aston's businesses are also highly competitive and face competition from other suppliers of travel products and services, hotel operators and local rental agents. Aston competes for vacationers on the basis of its range of available accommodations, price, locations, and amenities. The principal competitive factors in attracting hotel, resort and other vacation property owners are the ability to provide comprehensive management services at competitive prices and to generate rental income. In addition, there are low barriers to entry for new competitors.

Seasonality

        Revenue at ILG is influenced by the seasonal nature of travel. Interval recognizes exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. Aston recognizes revenue based on occupancy, with the first and third quarters generally generating higher revenue and the second and fourth quarters generally generating lower revenue.

Employees

        As of December 31, 2008, ILG had approximately 2,800 employees worldwide. With the exception of a limited number of housekeeping employees at one property in Hawaii and a few member services employees in Argentina, Italy, Mexico and Spain, employees are not represented by unions or collective bargaining agreements. ILG believes that relationships with its employees are generally good.

Government Regulation

        Our businesses are subject to and affected by international, federal, state and local laws, regulations and policies, which are subject to change. The descriptions of the laws, regulations and policies that follow are summaries of those which we believe to be most relevant to our business and do not purport to cover all of the laws, regulations and policies that affect our businesses. We believe that we are in material compliance with these laws, regulations and policies.

Regulations Generally Applicable to Our Business

        Privacy and Data Collection.    The collection and use of personal data of our customers, as well as the sharing of our customer data with affiliates and third parties, are governed by privacy laws and regulations enacted in the United States and in other jurisdictions around the world. For instance, several states have introduced legislation or enacted laws and regulations that require compliance with standards for data collection and protection of privacy and, in some instances, provide for penalties for failure to notify customers when the security of a company's electronic/computer systems designed to protect such standards are breached, even by third parties. Other states, such as California, have enacted legislation that requires enhanced disclosure on Internet web sites regarding consumer privacy and information sharing among affiliated entities or have such legislation pending. In addition, the European Union Directive on Data Protection requires that, unless the use of data is "necessary" for certain specified purposes, including, for example, the performance of a contract with the individual concerned, consent must be obtained to use the data (other than in accordance with our stipulated privacy policies) or to transfer it outside of the European Union. We believe that we are in material compliance with the laws and regulations applicable to privacy and data collection as such are relevant to our business.

        Marketing Operations.    The products and services offered by our various businesses are marketed through a number of distribution channels, each of which is regulated at the federal and state level. Such regulations may limit our ability to solicit new customers or to market additional products or services to existing customers. For example, to comply with state and federal regulations on telemarketing, our affected businesses have adopted processes to routinely identify and remove phone numbers listed on the various "do not call" registries from our calling lists and have instituted procedures for preventing unsolicited or otherwise unauthorized telemarketing calls. In addition, where appropriate, our business has registered as a telemarketer and has adopted calling practices compliant with requirements of the applicable jurisdiction, such as restrictions on the methods and timing of telemarketing calls and limitations on the percentage of abandoned calls generated through the use of automated telephone-dialing equipment or software.

        Similarly, state and federal regulations may place limitations on our ability to engage our consumers in electronic mail marketing campaigns. Most notably, the CAN-SPAM Act imposes various requirements on the transmission of e-mail messages whose primary purpose is to advertise or promote a commercial product or service. Our affected businesses have adopted email messaging practices responsive to the requirements of such regulation.

        Internet.    A number of laws and regulations have been adopted to regulate the Internet, particularly in the areas of privacy and data collection. In addition, it is possible that existing laws may be interpreted to apply to the Internet in ways that the existing laws are not currently applied, particularly with respect to the imposition of state and local taxes on transactions through the Internet. Regulatory and legal requirements are particularly subject to change with respect to the Internet. We cannot predict with certainty whether such new requirements will affect our practices or impact our ability to market our products and services online.

        Travel Agency Services.    The travel agency products and services that we provide are subject to various federal, state and local regulations. We must comply with laws and regulations that relate to our marketing and sales of such products and services, including laws and regulations that prohibit unfair and deceptive advertising or practices and laws that require us to register as a "seller of travel" to comply with disclosure requirements. In addition, we are indirectly affected by the regulation of our travel suppliers, many of which are heavily regulated by the United States and other jurisdictions.

Regulations Applicable to the Vacation Exchange Business

        Our vacation exchange business is subject to, among other laws and regulations, statutes in certain jurisdictions that regulate vacation ownership, including exchange services, and we must prepare and file annually disclosure guides with regulators in jurisdictions where such filings are required.

        Although our vacation exchange business is not generally subject to laws and regulations that govern the development of vacation ownership properties and the sale of vacation ownership interests, these laws and regulations directly affect the members of our vacation exchange program and resorts with units that participate in our vacation exchanges. These laws and regulations, therefore, indirectly affect our vacation exchange business. Vacation ownership resorts are subject to various regulatory requirements including state and local approvals or regulations required by the country of the resort. The laws of most states require resort developers to file a detailed offering statement describing their business and all material aspects of the project and sale of vacation interests with a designated state authority. Laws in many jurisdictions where our resort developers sell vacation interests generally grant the purchaser of a vacation interest the right to cancel a contract of purchase at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by the resort developer. In addition, several jurisdictions have enacted laws or in the future may enact regulations that impose or would impose, as applicable, taxes on members that complete exchanges, similar to local transient occupancy taxes.

Regulations Applicable to the Hotel and Resort Management Business

        Our Aston business is subject to, among others, laws and regulations that relate to health and sanitation, the sale of alcoholic beverages, facility operation and fire safety. We believe that we are in material compliance with these laws and regulations as such are relevant to our business. These requirements are summarized below:

        Health and Sanitation.    Lodging and restaurant businesses often require licensing by applicable authorities, and sometimes these licenses are obtainable only after the business passes health inspections to assure compliance with health and sanitation codes. Health inspections are performed on a recurring basis. Health-related laws affect the food and beverage establishments. They also govern swimming pool use and operation and require the posting of notices, availability of certain rescue equipment and limitations on the number of persons allowed to use the pool at any time. These regulations typically impose civil fines or penalties for violations, which may lead to operating restrictions if uncorrected or in extreme cases of violations.

        Sale of Alcoholic Beverages.    Alcoholic beverage service is subject to licensing and extensive regulations that govern virtually all aspects of service. Compliance with these regulations at managed locations may impose obligations on the owners of managed hotels, Aston as the property manager or both. Managed hotel operations may be adversely affected by delays in transfers or issuances of alcoholic beverage licenses necessary for food and beverage services.

        Facility Operation.    The operation of lodging facilities is subject to various innkeepers' laws. Federal and state laws applicable to places of public accommodation prohibit discrimination in lodging services on the basis of the race, sex, color, religion, ancestry or disability of the guest. Hawaiian state law prohibits smoking in guest rooms and all enclosed areas.

        Other.    Our hotel and resort management and vacation rentals business is subject to state and local regulation, including fire safety and applicable real estate brokerage licensing statutes.

Internet Address and SEC Filings

        Our Internet address is www.iilg.com. On the investor relations portion of our Web site, www.iilg.com/invest.cfm, we provide a link to our electronic SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports. All such filings are available free of charge and are available as soon as reasonably practicable after filing. The information found on our Web site is not part of this or any other report we file with or furnish to the United States Securities and Exchange Commission.

Item 1A.    Risk Factors.

Adverse Event and Trends—Adverse events and trends in the vacation ownership, vacation rental and travel industries could adversely affect our business, financial condition and results of operations.

        The success of ILG and our businesses depends, in substantial part, upon the health of the worldwide vacation ownership, vacation rental and travel industries. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Also, inclement weather and/or natural disasters, such as earthquakes, hurricanes, fires, floods and tsunamis may result in the inability of consumers to travel to and vacation in certain destinations and regions in which participating resorts operate and/or vacation rental properties are located. Similarly, significant damage to resorts and/or vacation rental properties could result in a decrease in the number of resort accommodations or vacation rentals available for use in our vacation ownership membership programs or as vacation rentals. Our businesses are also sensitive to travel health concerns, such as SARS, bird flu and other pandemics, as well as concerns related to terrorism, enhanced travel security measures and/or geopolitical conflicts.

        Accordingly, downturns or weaknesses in the vacation and travel industries or price increases for travel related services, including economic factors adversely impacting consumers' decisions to use and consume travel services, the overall financial instability of the airline industry and associated air carrier bankruptcies, decreased airlift to relevant markets, job actions and strikes, and increased costs of transportation based on increased fuel prices, could adversely affect our business, financial condition and results of operations, as could inclement weather, natural disasters, health concerns, terrorism, enhanced travel security measures and/or geopolitical conflicts. These factors could lead to changes in deposit and demand patterns causing a significant number of members to relinquish well in advance of intended travel times. The current downturn in the economy may decrease demand for purchases of vacation ownership interests, may increase default rates among current owners and may increase refund requests from our members. The matters described above could result in a decrease in the number of Interval's exchange network members and could have a material adverse effect on the vacation ownership and vacation rental industries, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Availability of Financing, Developer Insolvency—Lack of available financing for vacation property developers and consumers and the resultant potential for insolvency of developers could adversely affect our ability to maintain and grow our exchange network membership which could adversely affect our business, financial condition and results of operations.

        Vacation property developers rely on the credit markets for receivables financing used to fund their sales and marketing efforts and to finance new development. If receivables financing remains unavailable or is only available on unacceptable terms, developers may continue to scale back or even cease operations, including sales and marketing efforts, which would have been a source of new members for our exchange networks. If financing for development of resorts is not available or is only available on unacceptable terms, the developers may delay or cancel planned projects which would have been a source of new members for our exchange networks. In some cases, inability to obtain financing has and may continue to lead to insolvency of one or more resort developers affiliated with Interval, which in turn could reduce or stop the flow of new members from their resorts and also could adversely affect the operations and desirability of exchange with those resorts, if the developer's insolvency impacts the management of the resorts. In addition to potential developer insolvency, the lack of available credit for consumers may decrease the number of potential purchasers of vacation interests which could have a material adverse effect on our business, financial condition and results of operations.

        Insolvency of several properties managed or marketed by Aston, particularly those owned by a single entity, could materially adversely affect that segment's business, financial condition and results of operations.

Competition—The industries in which our businesses operate are highly competitive and these businesses are subject to risks relating to competition that may adversely affect our performance.

        Our businesses will be adversely impacted if they cannot compete effectively in their respective industries, each of which is highly competitive. Our continued success depends upon our ability to compete effectively. Some of our competitors have significantly greater financial, marketing and other resources than we have. In particular, in the case of our Interval business, its primary competitor, RCI is larger and, through the resources of its corporate affiliates, particularly, Wyndham Vacation Ownership, Inc., itself engaged in vacation ownership sales, may have greater access to a significant segment of new vacation ownership purchasers. Aston's hotels, resorts and vacation rentals compete with other vacation properties in Hawaii including those managed by larger management companies. New competition or existing competition that does not operate on a value-added, membership basis may cause Interval to reduce its fee structure or potentially modify its business model, which would adversely affect our business, financial condition and results of operations.

Third Party Relationships—We depend on relationships with developers, members and other vacation property owners and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

        Our Interval business is dependent upon vacation ownership developers for new members and supply of resort accommodations for use in exchanges and Getaways, as well as upon members to renew their existing memberships and otherwise engage in transactions. Our Aston business is dependent upon vacation property owners and hotel owners for vacation properties to manage and rent to vacationers.

        Interval has established multi-year relationships with numerous developers pursuant to exclusive affiliation agreements and we believe that relationships with these entities are generally strong, but these historical relationships may not continue in the future. Approximately one-third of the affiliation agreements with Interval's largest 25 developers, as determined based on new member contribution for the calendar year 2008, do not include auto-renewal provisions. During 2009, the affiliation agreements for several of Interval's largest new member producing developers are scheduled to renew. Negotiations aimed at the extension of these affiliation relationships are ongoing or are anticipated to commence shortly. The non-renewal of an affiliation agreement will adversely affect the ability of Interval to secure new members for its programs from the non-renewing resort, and will result in the loss of existing members (and their vacation interests) at the end of their current membership to the extent that Interval does not secure membership renewals directly from such members. In addition, Interval may be unable to negotiate new affiliation agreements with resort developers or secure renewals with existing members in its exchange programs, and its failure to do so would result in decreases in the number of new and/or existing members, the supply of resort accommodations available through its exchange networks and related revenue. If Interval is unable to obtain sufficient renewals of affiliations with resorts and memberships with consumers or to enter into new affiliation agreements, this could have a material adverse effect on ILG's business, financial condition and results of operations. Also, the loss of several large developers from which Interval receives membership renewal fees directly could materially impact Interval's business, financial condition and results of operations.

        We believe that developers will continue to create and operate internal reservation and exchange systems, which decreases their reliance on vacation ownership membership programs, including those offered by Interval, and could adversely impact the supply of resort accommodations available through Interval's exchange networks. The vacation ownership industry has experienced consolidation through the acquisition of vacation ownership developers by other developers, which may result in the diversion of exchange membership and other business. The ability of Interval to maintain existing or negotiate new affiliation agreements is adversely impacted by the continued creation and operation of internal reservation and exchange systems by developers, as well as by consolidation in the vacation ownership industry.

        Similarly, the failure of Aston to maintain existing or negotiate new hotel and resort management and/or rental services arrangements with vacation property owners, as a result of the sale of property to third parties or otherwise, or the failure of vacationers to book vacation rentals through Aston would result in a decrease in related revenue, which would have an adverse effect on our business, financial condition and results of operations.

Vacation Rental Revenue—our success is dependent, in part, on revenue from vacation rentals and, if the current economic downturn caused consumer demand for vacation rentals to fall materially below historic levels, our business, financial condition and results of operations could be adversely affected.

        The current macroeconomic downturn has negatively affected demand for our rentals of vacation accommodations to our members and other vacationers, leading us to decrease pricing and resulting in reduced revenue from vacation rentals. The Hawaiian tourism market has been particularly affected by this downturn, impacting the vacation rental revenue generated by our Aston segment. Any failure by Aston to secure a sufficient number of vacationers for accommodations managed or marketed by it could also result in increased obligations under guaranteed dollar amount or specified percentage provisions of certain hotel and resort management agreements and, ultimately, could affect Aston's ability to obtain and maintain management agreements with vacation property owners. Interval also actively seeks to provide vacation rental services to resorts participating in its exchange networks. Any additional or prolonged decrease in demand and/or pricing for vacation rentals would further impact our revenue and, if materially below historical levels, could have a material adverse effect on our business, financial condition and results of operations.

We have a substantial amount of indebtedness, which could adversely affect our financial position.

        We have a substantial amount of indebtedness. As of December 31, 2008, we had total debt of approximately $427.2 million, consisting of $300.0 million of senior notes with an unamortized balance of original issue discount of $22.8 million and $150.0 million of borrowings under our senior secured credit facilities. We also had an additional $50.0 million, net of any letters of credit usage, available for borrowing under the revolving portion of our senior secured credit facilities at that date. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

  •
  make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our indebtedness;

  •
  limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

  •
  limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

  •
  require us to use a substantial portion of our cash flow from operations to make debt service payments;

  •
  limit our flexibility to plan for, or react to, changes in our business and industry;

  •
  place us at a competitive disadvantage compared to less leveraged competitors; and

  •
  increase our vulnerability to the impact of adverse economic and industry conditions.

We may not be able to generate sufficient cash to service our debt obligations.

        Our ability to make payments on and to refinance our indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement and the indenture governing our senior notes restrict our ability to dispose of assets, use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Key Personnel—Loss of one or more of our key personnel could adversely affect our relationships with third parties, business, financial condition and results of operations.

        Our operations require managerial and operational expertise as well as the maintenance of relationships with resort developers and other third parties. In particular, we are dependent upon the management skills and continued services of several members of our senior management team, including Craig M. Nash, our Chief Executive Officer, Jeanette E. Marbert, our Chief Operating Officer, David C. Gilbert, Interval's Executive Vice President—Resort Sales and Marketing, and Kelvin M. Bloom, President of Aston. The failure of such key personnel to continue to be active in management of our businesses could have a material adverse effect on relationships with third parties, business, financial condition and results of operations. In addition, our agreements with a few developers allow the developer a limited termination right in the event that two or more of these individuals who are involved in the Interval segment are no longer with our company, generally in association with a material adverse impact. We do not maintain key employee insurance for any of our officers and employees.

Adverse Events and Trends in Key Vacation Destinations—Adverse events and trends in key vacation destinations could adversely affect our business, financial condition and results of operations.

        A substantial percentage of the vacation ownership resorts currently participating in Interval's exchange networks are located in Florida, Hawaii, Las Vegas, Mexico and Southern California, and all of the vacation properties for which Aston provides hotel and resort management and vacation rental services are located in Hawaii. Approximately $150 million in revenue was generated from travel to properties located in all of these locations as well as hotel and resort management services performed in Hawaii in 2008. As a result, our ongoing ability to successfully process confirmed vacations for members, as well as our ability to find vacationers for accommodations managed or marketed by Aston, is largely dependent on the continued desirability of these areas as key vacation destinations. Any significant shift in travel demand for one or more of these key destinations or any adverse impact on transportation to them, such as decreased airlift or increased travel costs, could have a material adverse effect on our business, financial condition and results of operations.

        For instance, according to the Hawaii Department of Business, Economic Development and Tourism ("DBEDT"), the number of visitors to Hawaii declined 10.6% in 2008 compared to 2007. This was due to general economic conditions and the bankruptcies of two prominent airlines serving the region. Their resultant cessation of operations decreased the availability of flights for vacationers seeking to travel to Hawaii. A decline in visitors is expected to continue through 2009. A continued trend of lower demand for vacation properties in Hawaii could result in increased obligations under guaranteed dollar amount or specified percentage provisions of certain hotel and resort management agreements and could have an adverse effect on our business, financial condition and results of operations.

        In addition, hurricanes, earthquakes or other adverse events impacting one or more of these key destinations could significantly reduce the number of accommodations available for exchanges, Getaways or rental to vacationers, as well as the need for vacation rental and hotel and resort management services generally. Accordingly, any such event could have a material adverse effect on our business, financial condition and results of operations, the impact of which could be prolonged.

International Operations—Interval operates in a number of international markets, which exposes us to additional risks that could adversely affect our business, financial condition and results of operations.

        Revenue from international operations represented approximately 16.6%, 16.2% and 17.6% of our consolidated revenue in 2008, 2007 and 2006, respectively. The decrease in 2007 from 2006 is due to domestic revenue growing at a faster rate during this time period, primarily due to the acquisition of Aston in 2007. We continue to seek to expand and invest in our vacation ownership membership business in various international markets.

        In order to achieve widespread acceptance in international markets, Interval must continue to successfully tailor its services to the unique customs and cultures of relevant countries and markets. Learning the customs and cultures of various countries and markets can be difficult and costly, and the failure to do so could slow international growth. Operating in international markets also exposes us to additional risks, including, among others, changes in regulatory requirements, including taxation, limits on our ability to sell products and services and enforce intellectual property rights and difficulties in managing operations due to distance, language and cultural differences, including issues associated with staffing and managing foreign operations. Also, in particular, significant fluctuations in the value of the U.S. dollar relative to certain foreign currencies could have an adverse effect on our results of operations due to the effects of translation of local currency results into U.S. dollars. We do not currently engage in hedging transactions designed to reduce our exposure to foreign currency risk.

        We are also exposed to risks associated with the repatriation of cash generated by certain of our foreign operations to the United States. Currently, we conduct business in Venezuela where currency restrictions exist. As of December 31, 2008, we had approximately $5.4 million of US dollar equivalent cash which can only be repatriated upon the approval of the Venezuelan government. While we continue to request approval to repatriate this cash through all lawful means, these efforts may be unsuccessful. Furthermore, other countries in which we maintain operations may impose limitations on the repatriation of cash generated by operations in such countries now or in the future. Any limitation on us to repatriate significant cash generated by our international operations would have a material adverse effect on our business, financial condition and results of operations.

Acquisitions and Strategic Arrangements—We may experience financial and operational risks in connection with acquisitions and strategic arrangements. In addition, businesses acquired by us may incur significant losses from operations or experience impairment of carrying value.

        We acquired Aston in May 2007 and intend to selectively pursue other acquisitions. However, we may be unable to identify attractive acquisition candidates or complete transactions on favorable terms. In addition, in the case of acquired businesses, we will need to:

  •
  successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with existing operations and systems;

  •
  maintain third party relationships previously established by acquired companies;

  •
  retain senior management and other key personnel at acquired businesses; and

  •
  successfully manage acquisition-related strain on our and/or the acquired businesses' management, operations and financial resources.

        We may not be successful in addressing these challenges or any others encountered in connection with historical and future acquisitions. In addition, the anticipated benefits of one or more acquisitions may not be realized and future acquisitions could result in potentially dilutive issuances of equity securities and/or the assumption of contingent liabilities. Also, the value of goodwill and other intangible assets acquired could be impacted by one or more unfavorable events or trends, which could result in impairment charges in addition to that taken with respect to the Aston businesses for the year ended December 31, 2008. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

        We also intend to selectively enter into joint ventures and other strategic arrangements to provide new products and services complementary to those currently offered by our businesses. However, we may be unable to successfully enter into these arrangements on favorable terms or launch related products and services or such products and services may not gain market acceptance or be profitable. The failure to develop and execute any such initiatives on a cost-effective basis could have an adverse effect on our business, financial condition and results of operations.

Property Renovations—A significant decrease in the supply of available vacation rental accommodations due to ongoing property renovations could adversely affect our business, financial condition and results of operations.

        Several of the vacation rental properties in Hawaii for which Aston provides hotel and resort management and vacation rental services are expected to undergo significant renovations over the next few years. These renovations may result in a decrease in the supply of vacation rental accommodations available to vacationers during the applicable renovation periods. Furthermore, ongoing renovations at a particular property may negatively impact the desirability of the property as a vacation destination. A significant decrease in the supply of available vacation rental accommodations and the need for vacation rental services during renovation periods, coupled with the inability to attract vacationers to properties undergoing renovations, could have a material adverse effect on our business, financial condition and results of operations.

Compliance and Changing Laws, Rules and Regulations—The failure of our businesses to comply with extensive regulatory requirements, or to obtain and maintain required licenses and rights, could adversely affect our business, financial condition and results of operations.

        Our businesses are subject to various laws, rules and regulations on a global basis, including those specific to the vacation ownership membership services industry, as well as those applicable to businesses generally, such as consumer protection and sales, use, value-added and other tax laws, rules and regulations. While we believe that the operations and practices of our businesses have been structured in a manner to ensure material compliance with applicable laws, rules and regulations, the relevant regulatory authorities may take a contrary position. The failure of our businesses to comply with applicable laws, rules and regulations, or to obtain required licenses or rights, could have a material adverse effect on our business, financial condition and results of operations. In addition, unfavorable changes in the laws, rules and regulations applicable to our businesses, including those related to the imposition of taxes, could decrease demand for the services offered by our businesses, increase costs and/or subject us to additional liabilities, which could have an adverse effect on our business, financial condition and results of operations.

        The vacation ownership industry is subject to extensive regulation in the United States and elsewhere, which generally requires vacation ownership resort developers to follow certain procedures in connection with the sale and marketing of vacation interests, including the filing of offering statements describing proposed developments with relevant governmental authorities for approval and the delivery to prospective purchasers of certain information relating to the terms of the purchase and use, including rescission rights. Although we and our businesses are not subject to these regulations, such regulations directly affect the members and resort developers that participate in Interval's exchange networks and, therefore, indirectly affect us. As a result, any negative change in the regulatory environment within the vacation ownership industry could have a material adverse effect on our business, financial condition and results of operations. For instance, the European Union has passed a new timeshare directive to augment existing regulations, that upon implementation by member states, may adversely affect the businesses of resort developers in Europe and/or our business.

        Our vacation rental operations are directly subject to a number of licensing requirements, as well as certain laws and regulations relating to consumer protection, particularly, those associated with the hotel and resort management, including those relating to the preparation and sale of food and beverages, liquor service and health and safety of managed premises. The failure of Aston businesses to comply with applicable laws, rules and regulations, or to obtain required licenses or rights, could have a material adverse effect on our business, financial condition and results of operations.

Maintenance of Systems and Infrastructure—Our success depends, in part, on the integrity of our systems and infrastructure. System interruption and the lack of integration and redundancy in these systems and infrastructure may have an adverse impact on our business, financial conditions and results of operations.

        Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructure, including websites, information and related systems, call centers and distribution and fulfillment facilities. System interruption and the lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent our businesses from efficiently providing services or fulfilling orders. We also rely on third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in the systems and infrastructures of our businesses and/or third parties, or deterioration in the performance of these systems and infrastructure, could impair the ability of our businesses to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructure at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent our businesses from providing services, fulfilling orders and/or processing transactions. While our businesses have backup systems for certain aspects of their operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial conditions and results of operations.

        In addition, any penetration of network security or other misappropriation or misuse of personal consumer information could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. Claims could also be made against us for other misuse of personal information, such as for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. As a result, current security measures may not prevent any or all security breaches. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. We also face risks associated with security breaches affecting third parties with which we are affiliated or otherwise conduct business online. Consumers are generally concerned with security and privacy of the Internet, and any publicized security problems affecting our businesses and/or those of third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.

Privacy—The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation or conflicting legal requirements.

        In the processing of consumer transactions, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us and our businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

        Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of these businesses, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations.

Intellectual Property—We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

        We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties. We regard our intellectual property rights, including service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property (as applicable), as critical to our success. Our businesses also rely heavily upon software codes, informational databases and other components that make up their products and services.

        We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secret or copyrighted intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.

        We have generally registered and continue to apply to register, or secure by contract when appropriate, our trademarks and service marks as they are developed and used, and reserve and register domain names as we deem appropriate. We generally consider the protection of our trademarks to be important for purposes of brand maintenance and reputation. While we protect our trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names and limit our ability of to control marketing on or through the internet using our various domain names or otherwise, which could adversely affect our business, financial condition and results of operations.

        From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive.

Internal Controls—We will need to make substantial financial and manpower investments in order to assess our internal controls over financial reporting, and our internal controls over financial reporting may be found to be deficient.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires both management and our external auditors to assess and attest on our internal controls over financial reporting. Since we became a reporting company in August 2008, Securities and Exchange Commission regulations require us to include this assessment and attestation in our Annual Report on Form 10-K commencing with the annual report for our fiscal year ended December 31, 2009.

        We will incur significant increased costs in implementing and responding to these requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex and require significant documentation, testing and, if necessary, possible remediation. Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, information systems and resources. We may have to invest in additional accounting and software systems. We may be required to hire additional personnel and to use outside legal, accounting, and advisory services. In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If we are unable to favorably assess the effectiveness of our internal controls over financial reporting when we are required to, or if our independent auditors are unable to provide an unqualified attestation report on such assessment, then we may be required to change our internal controls over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements, causing our stock price to decline.

We have incurred and expect to continue to incur increased costs relating to operating as an independent company that could cause our cash flow and results of operations to decline.

        Since we became a public company in August 2008, we did not incur all of the expenditures related to being a public company, including substantial public reporting and investor relations obligations, during 2008. Because of this our results of operations for 2009 will not be directly comparable.

        In addition, prior to the spin-off IAC's businesses, by virtue of being under the same corporate structure, we shared economies of scope and scale in costs, human capital, vendor relationships, insurance and customer relationships with the businesses that we and the other Spincos own following the spin-offs. The increased costs resulting from the loss of these benefits could have an adverse effect on us.

If one or more spin-offs, together with certain related transactions, were to fail to qualify as a transaction that is generally tax free for U.S. federal income tax purposes under Sections 355 and/or 368(a)(1)(D) of the Code, IAC, the Spincos and IAC stockholders may be subject to significant tax liabilities.

        IAC received a private letter ruling from the Internal Revenue Service (the "IRS") and an opinion of counsel regarding the qualification of the spin-offs, together with certain related transactions, as transactions that are generally tax free for U.S. federal income tax purposes under Sections 355 and/or 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the "Code"). The IRS private letter ruling and the opinions were based on, among other things, certain assumptions as well as the accuracy of certain representations and statements that IAC and the Spincos made to the IRS and to counsel or IAC's external tax advisors. If any of these representations or statements are, or become, inaccurate or incomplete, or if IAC or the Spincos breach any of their respective covenants, the IRS private letter ruling and/or the opinions may be invalid.

        Moreover, the IRS private letter ruling does not address all the issues that are relevant to determining whether the spin-offs qualify as transactions that are generally tax free for U.S. federal income tax purposes. Notwithstanding the IRS private letter ruling and opinion of counsel, the IRS could determine that one or more of the spin-offs should be treated as a taxable distribution if it determines that any of the representations, assumptions or undertakings that were included in the request for the IRS private letter ruling is false or has been violated or if it disagrees with the conclusions in the opinion of counsel that are not covered by the IRS ruling.

        If one or more spin-offs were to fail to qualify as a transaction that is generally tax free for U.S. federal income tax purposes under Sections 355 and/or 368(a)(1)(D) of the Code, then IAC generally would recognize gain in an amount equal to the excess of (i) the fair market value of the Spinco common stock distributed to the IAC stockholders in such taxable spin-off over (ii) IAC's tax basis in the common stock of such Spinco. In addition, each IAC stockholder who received Spinco common stock in such taxable spin-off generally would be treated as having received a taxable distribution in an amount equal to the fair market value of the Spinco common stock received (including any fractional share sold on behalf of the stockholder) in such spin-off, which would be taxable as a dividend to the extent of the stockholder's ratable share of IAC's current and accumulated earnings and profits (as increased to reflect any current income, including any gain, recognized by IAC on the taxable spin-off). The balance, if any, of the distribution would be treated as a nontaxable return of capital to the extent of the IAC stockholder's tax basis in its IAC stock, with any remaining amount being taxed as capital gain.

        Under the Tax Sharing Agreement that we entered into with IAC and the other Spincos, each Spinco generally is required to indemnify IAC and the other Spincos for any taxes resulting from the spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts resulted from (i) any act or failure to act by such Spinco described in the covenants in the Tax Sharing

Agreement, (ii) any acquisition of equity securities or assets of such Spinco or a member of its group, or (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the IRS private letter ruling and/or tax opinions. The ability of IAC or the other Spincos to collect under these indemnity provisions will depend on the financial position of the indemnifying party

        In addition, the IRS could disagree with or challenge the conclusions reached in one or more of the tax opinions that IAC received with respect to certain related matters and transactions. In such case, IAC could recognize material amounts of taxable income or gain.

Certain transactions in IAC or Spinco equity securities could cause one or more of the spin-offs to be taxable to IAC and may give rise to indemnification obligations of ILG under the Tax Sharing Agreement.

        Current U.S. federal income tax law creates a presumption that the spin-off of a Spinco would be taxable to IAC, but not to its stockholders, if such spin-off is part of a "plan or series of related transactions" pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest (by vote or value) in IAC or such Spinco. Acquisitions that occur during the four-year period that begins two years before the date of a spin-off are presumed to occur pursuant to a plan or series of related transactions, unless it is established that the acquisition is not pursuant to a plan or series of transactions that includes the spin-off. U.S. Treasury regulations currently in effect generally provide that whether an acquisition and a spin-off are part of a plan is determined based on all of the facts and circumstances, including, but not limited to, specific factors described in the Treasury regulations. In addition, the Treasury regulations provide several "safe harbors" for acquisitions that are not considered to be part of a plan.

        These rules will limit our ability during the two-year period following the spin-offs to enter into certain transactions that might be advantageous to us and our stockholders, particularly issuing equity securities to satisfy financing needs, repurchasing equity securities, and, under certain circumstances, acquiring businesses or assets with equity securities or agreeing to be acquired. Under the Tax Sharing Agreement, there are restrictions on our ability to take such actions until September 2010.

        In addition, the Tax Sharing Agreement generally provides that each Spinco will indemnify IAC and the other Spincos for any taxes resulting from the spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts result from (i) any act or failure to act by such Spinco described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of such Spinco or a member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the IRS private letter ruling and/or tax opinions.

        In addition to actions of IAC and the Spincos, certain transactions that are outside their control and therefore not subject to the restrictive covenants contained in the Tax Sharing Agreement, such as a sale or disposition of the stock of IAC or the stock of a Spinco by certain persons that own five percent or more of any class of stock of IAC or such Spinco, respectively, could have a similar effect on the tax-free status of the spin-offs as transactions to which IAC or a Spinco is a party. As of December 31, 2008, Liberty Media Corporation and certain of its affiliates, in the aggregate, owned ILG stock representing approximately 29.6% by vote and value. Accordingly, in evaluating our ability to engage in certain transactions involving our equity securities, we will need to take into account the activities of Liberty Media Corporation and its affiliates.

        As a result of these rules, even if the ILG spin-off otherwise qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes, transactions involving ILG or IAC equity securities (including transactions by certain significant stockholders) could cause IAC to recognize taxable gain with respect to the stock of ILG as described above. Although the restrictive covenants and indemnification provisions contained in the Tax Sharing Agreement are intended to minimize the likelihood that such an event will occur, the ILG spin-off may become taxable to IAC as a result of transactions in IAC or ILG equity securities.

The spin-off agreements were not the result of arm's length negotiations.

        The agreements that we entered into with IAC and the other Spincos in connection with the spin-offs, including the separation and distribution agreement, tax sharing agreement, employee matters agreement and transition services agreement, were established by IAC, in consultation with the Spincos, with the intention of maximizing the value to IAC's shareholders at the time of the spin-off. Accordingly, the terms for us may not be as favorable as would have resulted from negotiations among unrelated third parties.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of the date hereof, ILG conducts operations through 26 offices in 16 countries, of which 7 locations are within the U.S. and 19 locations are outside of the United States. ILG's global headquarters is located in Miami, Florida and occupies approximately 100,000 square feet of office space under a long-term lease expiring in July 2016. Interval also operates a call center in Miami with approximately 60,000 square feet under a long-term lease expiring in December 2020. Interval's European headquarters is located in London, England and occupies approximately 33,000 square feet of office space under a long-term lease which expires in May 2016, while its Asian headquarters is located in Singapore and occupies approximately 3,000 square feet of office space expiring in September 2009. We are exploring options with respect to renewal or securing alternative premises in Singapore.

        Aston's hotel and resort management headquarters is located in Honolulu, Hawaii and occupies approximately 25,000 square feet of office space under a lease expiring in October 2009. Activities have commenced to renew or source and secure alternative premises upon the termination of the existing lease.

Item 3.    Legal Proceedings.

        In the ordinary course of business, ILG and its subsidiaries are parties to litigation involving property, personal injury, contract, intellectual property and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.

        Rules of the Securities and Exchange Commission require the description of material pending legal proceedings, other than ordinary, routine litigation incidental to ILG's business, and advise that proceedings ordinarily need not be described if they primarily involve damages for claims in amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters which ILG and its subsidiaries are defending, involves or is likely to involve amounts of that magnitude.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not applicable.

Executive Officers of the Registrant

        See Part III, Item 10 of this report for information about our executive officers.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock has been listed on The NASDAQ Stock Market under the ticker symbol "IILG" since August 2008, with "when issued" trading beginning August 12, 2008 and "regular way" trading beginning August 21, 2008. Prior to that time there was no public market for our common stock. The table below sets forth the high and low sales prices per share for ILG common stock as reported on NASDAQ, for the calendar periods indicated.

	High	Low
Year Ended December 31, 2008
Fourth Quarter	$10.94	$4.11
Third Quarter (August 21 – September 30)	$16.93	$9.86

        As of March 20, 2009, there were approximately 2,000 holders of record of our common stock and the closing price of ILG common stock was $4.39. Because many of the outstanding shares of ILG common stock are held by brokers and other institutions on behalf of shareholders, ILG is not able to estimate the total number of beneficial shareholders represented by these record holders.

Dividend Policy

        We have not historically paid cash dividends on our common stock. Declaration and payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our results of operations, cash requirements and surplus, financial condition, legal requirements, capital requirements relating to business initiatives, investments and acquisitions and other factors that our board of directors may deem relevant. In addition, our senior secured credit agreement and indenture limit the amount and our ability to pay cash dividends under certain circumstances.

Unregistered Sales of Equity Securities

        During the quarter ended December 31, 2008, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

        We did not make any purchases of our common stock during the quarter ended December 31, 2008.

Performance Comparison Graph

        The performance graph is not deemed filed with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

        The following graph covers the period from August 12, 2008 to December 31, 2008, assuming $100 was invested on August 12, 2008 in ILG common stock, and in each of the S&P SmallCap 600 in which our stock has been included since August 2008, and a peer group consisting of Bluegreen Corporation, Expedia, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Wyndham Worldwide Corporation. The graph assumes that all dividends were reinvested on the date of payment without payment of any commissions. The stock price performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG INTERVAL LEISURE GROUP, INC.,
S&P SMALLCAP 600 INDEX AND PEER GROUP INDEX

* Assumes $100 invested on August 12, 2008, including reinvestment of dividends.

	8/12/2008	8/29/2008	9/30/2008	10/31/2008	11/28/2008	12/31/2008
Interval Leisure Group, Inc.	100.00	98.41	78.79	55.00	40.15	40.83
Peer Group	100.00	93.49	75.40	51.14	38.98	42.89
S&P SmallCap 600 Index	100.00	104.18	97.14	77.57	68.51	72.69

ITEM 6.    Selected Financial Data

        The following Selected Financial Data should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Income" in Item 7 of this report.

	Year Ended December 31,
	2008	2007(1)	2006	2005	(unaudited) 2004
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$409,774	$360,407	$288,646	$260,843	$242,101
Operating income	76,291	106,566	86,128	72,824	49,624
Net income	45,264	71,056	58,043	49,243	31,730
Earnings per Share Data(2):
Basic	$0.81	$1.26	$1.03	$0.88	$0.56
Diluted	0.80	1.26	1.03	0.88	0.56

	December 31,
	2008	2007(1)	2006	(unaudited) 2005	(unaudited) 2004
	(In thousands)
Balance Sheet Data:
Total assets	$937,208	$922,617	$767,677	$783,032	$789,383
Long-term debt, net of current maturities	412,242	—	—	—	—
Shareholders' equity	129,139	513,367	408,887	439,947	467,746

Operating Statistics:

	Year Ended December 31,
	2008	2007(1)	2006	2005	2004
Interval
Total active members (000's)(3)	1,998	1,961	1,850	1,782	1,696
Average revenue per member(4)	$164.83	$156.75	$149.55	$140.37	$136.94
Aston
Available room nights (000's)(5)	1,594	955
RevPAR(6)	$117.08	$127.14

Additional Data:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except percentage data)
Interval
Transaction revenue(7)	$185,782	$170,152	$150,923	$135,692	$132,041
Membership fee revenue	133,703	123,465	112,140	98,806	83,385
Ancillary member revenue(8)	8,641	8,090	9,352	9,891	10,655

Total member revenue	328,126	301,707	272,415	244,389	226,081
Other member revenue	18,793	16,663	16,231	16,453	16,020

Total revenue	$346,919	$318,370	$288,646	$260,842	$242,101

Aston
Pass-through revenue(9)	$34,294	$22,844
Management fee revenue	28,561	19,193

Total revenue	$62,855	$42,037

Aston gross margin	28.5%	29.7%
Aston gross margin without pass-through	62.7%	65.0%

(1)
Includes the results of Aston Hotels & Resorts and Maui Condo and Home (collectively referred to herein as "Aston"), formerly known as ResortQuest Hawaii and ResortQuest Real Estate of Hawaii, for the seven month period from its acquisition on May 31, 2007.

(2)
For the year ended December 31, 2008, basic weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire year prior to the spin-off plus the weighted average of such shares outstanding following the spin-off date through December 31, 2008. For the years ended December 31, 2007, 2006, 2005 and 2004, basic and diluted weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

(3)
Represents active members of Interval's primary exchange network as of the end of the period. Active members are members in good standing that have paid membership fees and any other applicable charges in full as of the end of the period or are within the allowed grace period.

(4)
Represents membership fee revenue, transaction revenue and ancillary member revenue for the applicable period divided by the monthly weighted average number of active members during the applicable period.

(5)
Represents number of nights available at Aston managed vacation properties during the period.

(6)
Represents Gross Lodging Revenue divided by Available Room Nights during the period. Gross Lodging Revenue is total room revenue collected from all Aston-managed occupied rooms during the period. Available Room Nights is the number of nights available at Aston managed vacation properties during the period.

(7)
Represents transactional and service fees paid for exchanges, Getaways, and reservation servicing.

(8)
Includes revenue related to insurance and travel related services provided to members.

(9)
Represents the compensation and other employee-related costs directly associated with Aston's management of the properties that are included in both revenue and cost of sales and that are passed on to the property owners without mark-up. Management believes presenting gross margin without these expenses provides management and investors a relevant period-over-period comparison.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. Forward-looking statements include the information regarding our future financial performance, business prospects and strategy, including anticipated financial position, liquidity and capital needs and other similar matters. Forward-looking statements reflect management's current expectations and are inherently uncertain. Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. Actual results could differ materially for a variety of reasons, including, among others, adverse trends and events in the vacation ownership, vacation rental and travel industries, lack of availability of credit to resort developers and consumers, our ability to maintain third party relationships, changes in economic conditions, fluctuations in foreign exchange rates, other factors described in greater detail in Item 1A of Part 1, "Risk Factors" and other factors described from time to time in our periodic filings with the Securities and Exchange Commission, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements or other public statements. Except for our ongoing obligations to disclose material information under the federal securities laws, we do not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required to do so by law.

GENERAL

Management Overview

Spin-Off

        In connection with a plan by IAC/Interactive Corp ("IAC") to separate into five publicly traded companies, Interval Leisure Group, Inc. ('ILG") was incorporated as a Delaware corporation in May 2008. We refer to the separation transaction as the "spin-off." Prior to the spin-off, ILG did not have any material assets or liabilities, nor did it engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities.

        Upon completion of the spin-off, ILG consists of two operating segments, Interval and Aston. Interval consists of Interval International, Inc. and its subsidiaries, other than those in the Aston segment. Aston consists of Aston Hotels & Resorts (formerly known as ResortQuest Hawaii) and Maui Condo and Home (formerly known as ResortQuest Real Estate of Hawaii), which were acquired on May 31, 2007. ResortQuest Hawaii and ResortQuest Real Estate of Hawaii collectively were referred to as "RQH". These businesses formerly comprised IAC's Interval segment. The businesses operated by ILG following the spin-off are referred to herein as the "ILG Businesses."

        After the close of The NASDAQ Stock Market, Inc ("NASDAQ") on August 20, 2008, IAC completed the spin-off of ILG, following the transfer of all of the outstanding stock of Interval Acquisition Corp., which directly and through subsidiaries holds the ownership interest in those entities and net assets that conduct the ILG Businesses, to ILG. In connection with the spin-off, we completed the following transactions: (1) extinguished the receivable from IAC, which totaled $496.0 million, by recording a non-cash distribution to IAC, (2) recapitalized the invested capital balance with the issuance of 56.2 million shares of ILG common stock whereby each holder of one share of IAC common stock received 1/5 of an ILG share, (3) entered into an indenture pursuant to which we issued to IAC $300.0 million of senior unsecured notes due 2016, (4) entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan and a $50.0 million revolving credit facility and (5) transferred to IAC all domestic cash, excluding restricted cash, in excess of $50.0 million, distributing to IAC $89.4 million of cash from the proceeds of the term loan. Additionally, in connection with the spin-off, on August 20, 2008, IAC and ILG entered into several agreements with respect to spin-off and transaction matters. After the spin off, our shares began trading on the NASDAQ under the symbol "IILG."

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

General Description of our Business

        ILG is a leading global provider of membership and leisure services to the vacation industry. We operate in two business segments: Interval and Aston. Our principal business segment, Interval, makes available vacation ownership membership services to the individual members of its exchange networks, as well as related services to developers of vacation resorts. Aston, our other business segment, was acquired in May 2007 and provides hotel and resort management and vacation rental services to both vacationers and vacation property/hotel owners across Hawaii.

Vacation Ownership Membership Services (Interval)

        Interval has been at the forefront of the vacation ownership membership services industry since its founding in 1976, and we operate one of the leading vacation ownership membership exchange networks, the Interval Network. As of December 31, 2008:

  •
  the large and diversified base of resorts participating in the Interval Network consisted of more than 2,400 resorts located in more than 75 countries and included both leading independent resort developers and branded hospitality companies;

  •
  approximately two million vacation ownership interest owners were enrolled as members of the Interval Network; and

  •
  the average tenure of the relationships with the top 25 resort developers (as determined by the number of new members enrolled during the year ended December 31, 2008) was approximately 14 years.

        Interval typically enters into multi-year contracts with developers of vacation ownership resorts, pursuant to which the resort developers agree to enroll all purchasers of vacation interests at the applicable resort as members of an Interval exchange program. In return, Interval provides enrolled purchasers with the ability to exchange the use and occupancy of their vacation interest at the home resort (generally for a period of one week) for the right to occupy accommodations at a different resort participating in an Interval exchange network or at the same resort during a different period of occupancy. Interval also provides travel-related services for members residing in the United States and United Kingdom. Through Interval's Getaways, members may rent resort accommodations for a fee without relinquishing the use of their vacation interest. In addition, Interval offers support, consulting and back-office services, including reservation servicing, for certain resort developers participating in the Interval Network, upon their request and for additional consideration.

        Interval earns most of its revenue from (i) fees paid for membership in the Interval Network and (ii) transactional and service fees paid for exchanges, Getaways and reservation servicing, collectively referred to as "transaction revenue."

Hotel and Resort Management and Vacation Rental Services (Aston)

        Through Aston, we provide (i) hotel and resort management and vacation rental services for owners of resort condominiums and other vacation properties and (ii) hotel management services to owners of traditional hotels. Such vacation properties and hotels are not owned by us. As of December 31, 2008, Aston provided resort management and or sales and marketing services to 26 resorts and hotels, as well as more limited management services to an additional 23 properties.

        Revenue from Aston is derived principally from management fees for hotel and resort management and vacation rental services. Fees consist of a base management fee and, in some instances, an incentive fee. A majority of the resort management agreements provide that owners receive either guaranteed dollar amounts or specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or amounts, and Aston either retains the balance (if any) as its management fee or makes up the deficit.

        In January 2009, Aston returned to its former name of Aston Hotels & Resorts as part of its re-branding campaign.

International Operations

        We continue to seek to expand our vacation ownership membership services business abroad. International revenue grew approximately 16.9% in 2008 compared to 2007. As a percentage of our total revenue, international revenue grew slightly to 16.6% in 2008 from 16.2% in 2007. As a percentage of our total revenue, international revenue was 17.6% in 2006. The decrease in 2007 from 2006 is due to domestic revenue growing at a faster rate during this time period primarily due to the acquisition of Aston in 2007.

Other Factors Affecting Results

        Our results of operations for the year ended December 31, 2008 have been impacted by $15.9 million of interest expense, $5.2 million of incremental non-cash compensation expense and $4.2 million of stand-alone and public company costs, all related to our spin-off from our former parent on August 20, 2008. The tightening of the market for debt financing for resort developers, particularly with respect to receivables financing, has been impacting their sales and marketing and development initiatives, which in turn impacts the flow of new members to our exchange networks. Our Aston segment has been impacted during 2008 by the decline in visitors to Hawaii which decreased 10.6% for the year ended December 31, 2008, according to the Hawaii Department of Business, Economic Development and Tourism. This decline in visitors is expected to continue in 2009.

        During the fourth quarter of 2008, we saw increasing pressures in the U.S. and global economy related to the global economic downturn, the credit crisis, investment returns, and general negative consumer sentiment, all of which has impacted consumer discretionary spending in travel and leisure services. Consequently, in the fourth quarter of 2008, we began implementing certain cost reduction measures, particularly in Aston's hotel and resort management business that have partially mitigated the negative effects on management fees which are derived from the profitability of our managed vacation properties. As general macroeconomic conditions continued to weaken, we have focused on aligning our costs and resources with the current business environment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we believe to be reasonable. Actual outcomes could differ from those estimates. Set forth below are the policies and estimates that we have identified as critical to our business operations and an understanding of our results of operations, based on the high degree of judgment or complexity in their application.

Revenue Recognition

        Revenue, net of sales incentives, from Interval membership fees is deferred and recognized over the terms of the applicable memberships ranging from one to five years, on a straight-line basis. Generally, memberships are cancelable and refundable on a pro-rata basis. Direct costs of acquiring members and direct costs of sales related to deferred membership revenue are also deferred and amortized on a straight-line basis over the terms of the applicable memberships. These costs relate to various commissions and initial fulfillment costs. The recognition of previously deferred revenue and expense is based on estimates derived from an aggregation of member level data. Revenue from exchange and Getaway transactions is recognized when Interval provides confirmation of the transaction as the earnings process is complete. Reservation servicing revenue is recognized when service is performed or on a straight-line basis over the applicable service period. All taxable revenue transactions are presented on a net of tax basis.

        Aston's revenue consists primarily of hotel and resort management fees and service fees provided through contractual agreements with hotels, resorts and condominium owners. Hotel and resort management fees consist of base management fees ranging from 1% to 5% of adjusted gross lodging revenue, various revenue sharing arrangements with condominium owners based on stated formulas or a percentage of adjusted gross lodging revenue and incentive management fees which are generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. Service fee revenue is recognized when the service is provided. In certain instances Aston arranges services which are provided directly to property owners. Transactions for these services do not impact our consolidated financial statements as they are not included in our results of operations. Additionally, Aston employs on site personnel to provide services such as housekeeping, maintenance and administration to property owners under its hotel and resort management agreements. Aston recognizes revenue in an amount equal to the expenses incurred for such services.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

        Goodwill and indefinite-lived intangible assets are significant components of our consolidated balance sheets. Our policies regarding the valuation of intangible assets affect the amount of future amortization and possible impairment charges we may incur. Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as consumer spending habits and general economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, impairment losses could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our debt agreements and could have a material adverse impact on our results of operations and financial condition.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), we review the carrying value of goodwill and indefinite-lived intangible assets of each of our reporting units on an annual basis as of October 1 or more frequently upon the occurrence of certain events or substantive changes in circumstances based on a two-step impairment test. We consider our Interval and Aston segments to be individual reporting units based on our determination of them to be individual operating segments of ILG. Goodwill acquired in business combinations is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date. The first step of the impairment test compares the fair value of each reporting unit with its carrying amount including goodwill. The fair value of each reporting unit was calculated using the average of an income approach and a market approach comparison which utilizes similar companies as the basis for the valuation. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The impairment loss is determined by comparing the fair value of our net assets to their carrying amounts. The determination of fair value utilizes an evaluation of historical and forecasted operating results and other estimates made by management. These estimates and forecasted operating results may not occur, other estimates made by management are subject to change and we may be required to recognize impairment losses in the future.

Recoverability of Long-Lived Assets

        We review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), impairment is considered to have occurred whenever the carrying value of a long-lived asset exceeds the sum of the undiscounted cash flows that is expected to result from the use and eventual disposition of the asset. The determination of cash flows is based upon assumptions that may not occur. The carrying value of long-lived assets that is subject to assessment for impairment in accordance with SFAS No. 144 is $168.8 million and $190.6 million at December 31, 2008 and 2007, respectively.

Stock-Based Compensation

        We measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Income Taxes

        Accounting for our income taxes requires significant judgment in the evaluation of our uncertain tax positions and in the calculation of our provision for income taxes. Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate available evidence to determine if it appears more likely than not that an uncertain tax position will be sustained on an audit by a taxing authority, based solely on the technical merits of the tax position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position.

        Although we believe we have adequately reserved for our uncertain tax positions, the ultimate outcome of these tax matters may differ from our expectations. We adjust our reserves in light of changing facts and circumstances, such as the completion of a tax audit, expiration of the applicable statute of limitations, the refinement of an estimate, and interest accruals associated with uncertain tax positions until they are resolved. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. See Note 10, "Income Taxes".

        Our future effective tax rates could be affected by changes in our deferred tax assets or liabilities, the valuation of our uncertain tax positions, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

RESULTS OF OPERATIONS

Revenue

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Interval	$346,919	9.0%	$318,370	10.3%	$288,646
Aston	62,855	49.5%	42,037	N/A	N/A

Total revenue	$409,774	13.7%	$360,407	24.9%	$288,646

2008 Compared to 2007

        Revenue in 2008 increased $49.4 million, or 13.7%, from 2007, due in part to the acquisition of Aston on May 31, 2007, which contributed $62.9 million and $42.0 million to ILG's revenue in 2008 and 2007, respectively, and due to continued growth in our Interval segment in spite of being negatively impacted in the fourth quarter by weakening macroeconomic conditions.

        The Interval segment revenue grew 9.0% or $28.5 million. Total member revenue, which primarily consists of membership fee and transactional and service fees, increased $26.4 million, or 8.8%. Total active members at December 31, 2008 remained relatively stable at approximately two million members as compared to the prior year end, increasing 1.9%. Overall average revenue per member increased 5.2%. Transaction revenue increased $15.6 million, or 9.2%, primarily due to a 5.0% increase in volume for exchange and Getaway transactions coupled with an increase in price of 0.5%. In addition, an increase in reservation servicing fees due to additional servicing arrangements as compared to the prior year, represents 3.6% of the overall 9.2% of transactional revenue growth. Membership fee revenue increased $10.2 million, or 8.3%, due to an increase of 4.7% in average membership fees along with a slight increase in active members.

        The Aston segment revenue increased 49.5%, or $20.8 million, which included a similar percentage increase in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. Revenue in 2008 includes twelve months of revenue compared to seven months in 2007, due to the acquisition of Aston on May 31, 2007. Excluding the impact of the first five months of 2008, which totaled $29.2 million, Aston's revenue decreased approximately 20.0%. The decrease in fee income earned by Aston from managed vacation properties was driven by a reduction in revenue per available room ("RevPar"). Lower occupancy, and to a lesser extent, lower average daily rate led to the reduction in RevPar which would have reduced fee income if the periods had been equivalent. Overall, 2008 occupancy rates were negatively impacted by the macroeconomic conditions and reduced airlift into Hawaii primarily caused by two failed airlines. Aston has been generally tracking the results of comparable properties in this market. In addition, fee income decreased due to the loss of two resort management contracts earlier in the year, partially offset by two new contracts acquired in 2008.

2007 Compared to 2006

        Revenue in 2007 increased $71.8 million, or 24.9%, from 2006 primarily due to the acquisition of Aston on May 31, 2007, which contributed $42.0 million to ILG's revenue in 2007.

        The Interval segment revenue grew 10.3% or $29.7 million. Total member revenue increased $29.3 million, or 10.8%. Total active members increased 6.0% in 2007 to approximately 2.0 million members. Overall average revenue per member increased 4.8%. Transaction revenue increased $19.2 million, or 12.7%, primarily due to a 6.2% increase in volume for exchange and Getaway transactions coupled with an increase in price of 6.2%. Membership fee revenue increased $11.3 million, or 10.1%, due to an increase of 4.2% in average membership fees along with an increase in active members.

        The Aston segment revenue in 2007 was $42.0 million which included reimbursed other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up.

Cost of Sales

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Interval	$86,469	21.4%	$71,238	7.5%	$66,293
Aston	44,946	52.0%	29,561	N/A	N/A

Total cost of sales	$131,415	30.4%	$100,799	52.1%	$66,293

As a percentage of total revenue	32.1%	14.7%	28.0%	21.8%	23.0%
Gross margin	67.9%	(5.7)%	72.0%	(6.5)%	77.0%

        Cost of sales consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in servicing Interval's members as well as the cost of rental inventory used primarily for Getaways. Since the acquisition of Aston in May 2007, cost of sales also includes compensation and other employee-related costs for personnel engaged in providing services to property owners and/or guests of Aston's managed vacation properties.

2008 Compared to 2007

        Cost of sales in 2008 increased $30.6 million from 2007, primarily due to the acquisition of Aston on May 31, 2007, which contributed $44.9 million from twelve months of operations in 2008 and

$29.6 million from seven months of operations in 2007 to ILG's cost of sales. Overall gross margins decreased 5.7% partly due to the inclusion of Aston. Interval's gross margin decreased 3.3%, while Aston's gross margin decreased 4.0%. Aston has lower gross margins than Interval primarily due to the compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. Interval's cost of sales increased $15.2 million in 2008 primarily due to increases of $8.4 million in compensation and other employee-related costs and $1.7 million in the cost of rental inventory for use primarily in Getaways, as well as cost increases related to membership fulfillment. The increase in compensation and other employee-related costs was due primarily to approximately 14.0% increase in headcount largely driven by new reservation servicing arrangements, a portion of which costs were incurred in advance of generating revenue from such arrangements and an increase in contract labor related to outsourced home-based call center agents. The increase in Aston's cost of sales was primarily due to 2008 having twelve months of expenses compared to seven months of expenses in 2007. Excluding the impact of the first five months of 2008, Aston's cost of sales decreased primarily due to a decrease in operational headcount servicing Aston's managed vacation properties.

2007 Compared to 2006

        Cost of sales in 2007 increased $34.5 million from 2006, primarily due to the acquisition of Aston on May 31, 2007, which contributed $29.6 million from seven months of operations in 2007 to ILG's cost of sales. Overall gross margins decreased 6.5% partly due to the inclusion of Aston. Excluding the impact of Aston, Interval's gross margin in 2007 is consistent with the prior year. Interval's cost of sales increased $4.9 million in 2007 primarily due to an increase of $4.6 million in the cost of rental inventory for use primarily in Getaways.

Selling and Marketing Expense

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Selling and marketing expense	$48,573	6.0%	$45,835	10.1%	$41,635
As a percentage of total revenue	11.9%	(6.8)%	12.7%	(11.8)%	14.4%

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

2008 Compared to 2007

        Selling and marketing expense in 2008 increased $2.7 million from 2007, primarily due to the acquisition of Aston which contributed $3.6 million in 2008 and $2.0 million in the seven months we owned Aston in 2007. Excluding the impact of Aston, selling and marketing expense increased $1.2 million in 2008 primarily due to higher printing costs related to printing of directories and magazines and to a lesser extent increased non-cash stock based compensation expense.

2007 Compared to 2006

        Selling and marketing expense in 2007 increased $4.2 million from 2006, mainly due to the acquisition of Aston, which contributed $2.0 million in the seven months we owned Aston in 2007. Excluding the impact of Aston, selling and marketing expense increased $2.2 million in 2007 primarily due to an increase in compensation and other employee-related costs, partially offset by lower advertising and promotional expenditures.

General and Administrative Expense

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
General and administrative expense	$84,000	16.8%	$71,913	16.9%	$61,538
As a percentage of total revenue	20.5%	2.7%	20.0%	(6.4)%	21.3%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, facilities costs and fees for professional services.

2008 Compared to 2007

        General and administrative expense in 2008 increased $12.1 million from 2007, primarily due to an increase in compensation and other employee-related costs, as well as the impact of the Aston acquisition, which contributed $5.1 million and $2.9 million to ILG's general and administrative expense in 2008 and 2007, respectively. Also contributing to the increase in general and administrative expense is an increase in professional fees due in part to information technology related costs and additional expenses associated with being a stand-alone and public company.

        Non-cash stock based compensation expense increased $4.4 million, of which $1.8 million relates to accelerated vesting of certain restricted stock units in connection with the spin-off and is non-recurring. The stock based compensation expense increase is primarily associated with the non-recurring acceleration of existing stock-based compensation awards in connection with the spin-off and the grant of new awards in connection with and subsequent to the spin-off. Non-cash compensation expense included in general and administrative expense for 2008 was $7.4 million compared to $3.0 million for 2007. As of December 31, 2008, ILG had approximately $22.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 3.4 years. Overall incremental stand-alone and public company costs, excluding non-cash compensation expense, were $2.6 million.

2007 Compared to 2006

        General and administrative expense in 2007 increased $10.4 million from 2006, primarily due to an increase in compensation and other employee-related costs, as well as the impact of the Aston acquisition in 2007, which contributed $2.9 million to ILG's general and administrative expense in the seven months we owned Aston in 2007. Excluding the impact of Aston, general and administrative expense increased $7.5 million in 2007 primarily due to an increase of $6.2 million in compensation and other employee-related costs associated, in part, with an 8% increase in headcount.

Goodwill Impairment

        We recorded a goodwill impairment charge of $34.3 million related to the Aston segment. Given the weakening macroeconomic conditions which impacted our fourth quarter results and affected our internal forecasts, we updated our October 1, 2008 assessment as of December 31, 2008 and re-evaluated the carrying value of our goodwill and long-lived intangible assets related to our Aston and Interval segments in accordance with SFAS No. 142. As a result of the re-evaluation, we recorded a non-cash charge of $34.3 million during the fourth quarter of 2008 to reduce the value of goodwill related to the Aston segment.

Amortization Expense of Intangibles

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Amortization expense	$25,906	(3.6)%	$26,879	6.6%	$25,220
As a percentage of total revenue	6.3%	(15.2)%	7.5%	(14.6)%	8.7%

2008 Compared to 2007

        Amortization expense of intangibles for 2008 decreased $1.0 million compared to 2007. Excluding the impact of Aston, amortization expense decreased $3.0 million in 2008 primarily due to certain intangible assets being fully amortized in 2007. Amortization expense of intangibles for Aston increased $2.1 million in 2008 compared to 2007 primarily due to the inclusion of a full year of Aston expense in 2008 compared to seven months in 2007.

2007 Compared to 2006

        Amortization expense of intangibles for 2007 increased $1.7 million, primarily due to the acquisition of Aston. Excluding the impact of Aston, amortization expense in 2007 was consistent with the prior year.

Depreciation Expense

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Depreciation expense	$9,335	10.9%	$8,415	7.4%	$7,832
As a percentage of total revenue	2.3%	(2.4)%	2.3%	(13.9)%	2.7%

2008 Compared to 2007

        Depreciation expense for 2008 increased $0.9 million from 2007 primarily due to the incremental depreciation expense associated with an increase in depreciable assets and the inclusion of twelve months of depreciation expense for Aston in 2008 compared to seven months in 2007. Excluding the impact of Aston, depreciation expense increased $0.7 million in 2008 from 2007.

2007 Compared to 2006

        Depreciation expense for 2007 increased $0.6 million from 2006 primarily due to the acquisition of Aston. Excluding the impact of Aston, depreciation expense in 2007 was consistent with the prior year.

Operating Income

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Interval	$107,032	4.5%	$102,429	18.9%	$86,128
Aston	(30,741)	N/M	4,137	N/A	N/A

Total operating income	$76,291	(28.4)%	$106,566	23.7%	$86,128

As a percentage of total revenue	18.6%	(37.0)%	29.6%	(0.9)%	29.8%

2008 Compared to 2007

        Operating income in 2008 decreased $30.3 million from 2007, primarily due to a goodwill impairment charge in our Aston segment of $34.3 million in the fourth quarter of 2008, an increase of $5.2 million in non-cash compensation expense, of which $2.1 million relates to the acceleration of existing stock-based awards in connection with the spin-off and is non-recurring and $2.6 million of stand-alone and public company costs, partially offset by an $18.8 million increase in gross profit. The remaining difference mainly relates to increased sales and marketing and general and administrative expenses, including twelve months of Aston's revenue and expenses in 2008 compared to seven months in 2007. Excluding the goodwill impairment charge, operating income increased by $4.0 million.

2007 Compared to 2006

        Operating income in 2007 increased $20.4 million from 2006, primarily due to a $37.3 million increase in gross profit, partially offset by an increase of $4.2 million in selling and marketing expenses and $10.4 million in general and administrative expenses.

Earnings Before Interest, Taxes, Depreciation and Amortization

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting".

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Interval	$145,058	5.3%	$137,788	12.5%	$122,466
Aston	9,548	24.0%	7,701	N/A	N/A

Total EBITDA	$154,606	6.3%	$145,489	18.8%	$122,466

As a percentage of total revenue	37.7%	(6.5)%	40.4%	(4.9)%	42.4%

2008 Compared to 2007

        EBITDA in 2008 increased $9.1 million, or 6.3% from 2007, of which Aston contributed $1.8 million of the increase. While Aston results in 2008 include twelve months compared to only seven months in 2007, EBITDA grew at a slower rate than revenue due primarily to the results of Aston, which was adversely impacted by macroeconomic conditions and reduced airlift into Hawaii primarily caused by two failed airlines. Also impacting EBITDA are higher operating expenses, primarily higher general and administrative expense related to being a stand-alone and public company, increased cost of sales associated with personnel hired for new reservation servicing arrangements, and to a lesser extent training costs incurred in advance of generating revenue from such arrangements.

2007 Compared to 2006

        EBITDA in 2007 increased $23.0 million from 2006 largely due to an increase in gross profit in the Interval segment of $24.8 million, partially offset by increases in selling and marketing and general and administrative expenses and by the inclusion of Aston in May 2007 which contributed $7.7 million to EBITDA. EBITDA grew at a slower rate than revenue because Aston's contribution is at a lower margin than Interval's margin.

Other Income (Expense)

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Interest income	$11,532	11.5%	$10,345	16.1%	$8,914
Interest expense	(15,851)	N/M	(205)	(42.6)%	(357)
Other income (expense), net	4,022	N/M	(606)	(21.7)%	(774)

2008 Compared to 2007

        Interest income in 2008 increased $1.2 million from 2007, primarily due to a higher receivable from IAC and subsidiaries, as well as increased interest earned on higher average cash balances in 2008. The increase in the receivable from IAC is principally due to cash transfers to IAC in connection with IAC's centrally managed U.S. treasury function through the spin-off date.

        Interest expense in 2008 primarily relates to interest on the $300.0 million face value 9.5% senior notes issued and the senior secured credit facility, which includes a $150.0 million term loan and a $50.0 million revolving credit facility, entered into in connection with the spin-off, as well as the amortization of debt costs incurred with these financings. The senior notes were initially recorded with original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $0.7 million was amortized in 2008.

        Other income (expense) primarily relates to gain (loss) on foreign currency exchange. In 2008, the net gain on foreign currency exchange is due primarily to the fluctuation in currency translation related to assets held in certain countries in currencies other than their local currency.

2007 Compared to 2006

        Interest income in 2007 increased $1.4 million from 2006, primarily due to a higher receivable from IAC and subsidiaries, as well as increased interest earned on higher average cash balances in 2007. The increase in the receivable from IAC is principally due to cash transfers to IAC in connection with IAC's centrally managed U.S. treasury function through the spin-off date.

        Other income (expense) primarily relates to gain (loss) on foreign currency exchange.

Income tax provision

2008 Compared to 2007

        For the year ended December 31, 2008 and 2007, ILG recorded tax provisions of $30.8 million and $45.0 million, respectively, which represent effective tax rates of 40.6% and 38.8%, respectively. These tax rates are higher than the federal statutory rate of 35% due to state and local income taxes partially offset by foreign income taxed at lower rates. In addition, as it relates to 2008, ILG recorded income taxes associated with the U.S. tax consequences of certain of ILG's foreign operations ($2.4 million) and other income tax items ($0.5 million).

        As of December 31, 2008 and 2007, ILG had unrecognized tax benefits of $0.1 million and $5.7 million, respectively. The amount of ILG's unrecognized tax benefits increased by $2.2 million during 2008, due principally to the completion of a study related to certain U.S. tax consequences of certain of ILG's foreign operations. However, this increase was counteracted by a decrease of $7.8 million of unrecognized tax benefits during 2008 of which $0.8 million was a result of settlements with taxing authorities and $7.0 million was a result of the spin-off from IAC and the associated Tax

Sharing Agreement, as described below, which provides that IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest during 2008. At December 31, 2008, ILG has accrued $0.3 million for the payment of interest and penalties, net of consolidated tax interest and penalties that were indemnified by IAC as a result of the spin-off, as described below.

        By virtue of previously filed separate ILG and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under the Tax Sharing Agreement IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting date due primarily to anticipated settlements with taxing authorities. An estimate of other changes in unrecognized tax benefits cannot be made, but such changes are not expected to be significant.

2007 Compared to 2006

        For the years ended December 31, 2007 and 2006, ILG recorded tax provisions of $45.0 million and $35.9 million, respectively, which represent effective tax rates of 38.8% and 38.2%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

        ILG adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") effective January 1, 2007. The cumulative effect of the adoption resulted in an increase of $0.2 million to retained earnings. As of January 1, 2007 and December 31, 2007, ILG had unrecognized tax benefits of approximately $4.0 million and $7.3 million, respectively, which included accrued interest of $1.0 million and $1.6 million, respectively.

        Under the terms of the Tax Sharing Agreement, executed on August 20, 2008 in connection with the spin-off, IAC generally retains the liability related to federal and state returns filed on a consolidated or unitary basis for all periods prior to the spin-off.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2008, we had $126.7 million of cash and cash equivalents and restricted cash and cash equivalents, including $48.7 million of US dollar equivalent cash which is held in foreign jurisdictions, principally the United Kingdom, and is subject to changes in foreign exchange rates. Cash generated by operations is used as our primary source of liquidity. We believe that our cash balances, operating cash flows, and access to our unused $50.0 million revolving credit facility, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures. However, our operating cash flow may be impacted by macroeconomic factors outside of our control.

        We conduct business in Venezuela where currency restrictions exist. At December 31, 2008, we had $5.4 million of US dollar equivalent cash which can only be repatriated upon the approval of the Venezuelan government. In the fourth quarter of 2008, we received approval to repatriate a portion of the amount requested and the remainder is either pending government approval or repatriation. Our access to these funds for use within this jurisdiction is not restricted. We continue to request approval for repatriation of funds as amounts become eligible.

        Net cash provided by operating activities decreased to $103.9 million in 2008 from $125.6 million in 2007 and $106.4 million in 2006. The decrease of $21.7 million from 2007 was principally due to lower membership related cash receipts in 2008 of $8.5 million, from $136.4 million in 2008 compared to $144.9 million the prior year, principally related to the shift in our advance renewal strategy, advance payments of $5.6 million made in connection with long-term service agreements, an increase in income taxes paid of $4.9 million and an increase in interest payments of $2.5 million. The increase of $19.2 million from 2006 was principally due to higher net income and increased deferred revenue, all partially offset by increases in accounts receivable and prepaid expenses and other current assets.

        Net cash used in investing activities in 2008 of $85.5 million primarily resulted from cash transfers to IAC of $68.6 million, capital expenditures of $13.6 million and an increase in restricted cash. The cash transfers to IAC relate to IAC's centrally managed U.S. treasury function through the spin-off. The increase of restricted cash of $2.2 million is related to a collateral agreement for merchant transactions in the United Kingdom. In 2007, net cash used in investing activities was $208.9 million of which $114.1 million related to acquisitions, primarily Aston in May 2007, net of cash acquired, as well as cash transfers to IAC of $84.5 million and capital expenditures of $10.3 million. Net cash used in investing activities of $110.2 million in 2006 was comprised of cash transfers to IAC of $103.6 million and capital expenditures of $6.7 million.

        In connection with the spin-off of ILG, on July 25, 2008, Interval Acquisition Corp., a subsidiary of ILG, entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility (the "Revolver"). In addition, on August 19, 2008, Interval Acquisition Corp. issued to IAC $300.0 million of aggregate principal amounts of 9.5% Senior Notes due 2016 (the "Interval Senior Notes"), reduced by the original issue discount of $23.5 million, and IAC has exchanged such notes for certain of IAC's 7% Senior Notes, pursuant to a notes exchange and consent agreement. The secured credit facility ranks prior to the Interval Senior Notes to the extent of the value of the assets that secure it.

        The initial net cash proceeds to us were $139.4 million, which were net of $10.6 million of billed expenses. In connection with the spin-off, we retained $50.0 million, which is included under financing activities in our consolidated statements of cash flows, and distributed the remainder of the net proceeds, $89.4 million, to IAC. We also retained our international cash which was approximately $73.8 million as of August 20, 2008. Additional costs of $2.7 million in connection with the issuance have been incurred, $0.4 million of which has been paid by us and $2.3 million has been paid by IAC and settled as part of the finalized receivable from IAC, with no cash outlay by us. Upon completion of the spin-off, the finalized receivable from IAC was extinguished.

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans, investments and capital expenditures, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants, requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated EBITDA, as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year commencing with December 31, 2009. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of December 31, 2008, we were in compliance with the requirements of all applicable financial and operating covenants.

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At December 31, 2008, guarantees, surety bonds and letters of credit totaled $26.7 million. Guarantees represent $24.5 million of this total and primarily relate to Aston's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to each other. In addition, certain of Aston's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and Aston either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, amounts are not expected to be significant.

        We anticipate that we will make capital and other expenditures in connection with the development and expansion of our operations. Our ability to fund our cash and capital needs will be affected by our ongoing ability to generate cash from operations, the overall capacity and terms of our financing arrangements as discussed above, and access to the capital markets. We believe that our cash on hand along with our anticipated operating future cash flows and availability under the revolving credit facility are sufficient to fund our operating needs, capital expenditures, debt service, investments and other commitments and contingencies for at least the next twelve months.

Contractual obligations and commercial commitments

        Contractual obligations and commercial commitments at December 31, 2008 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$450,000	$15,000	$37,500	$97,500	$300,000
Debt interest(a)	241,687	34,801	67,599	62,617	76,670
Purchase obligations(b)	16,301	8,732	6,299	1,270	—
Operating leases	72,149	9,382	15,496	13,991	33,280

Total contractual obligations	$780,137	$67,915	$126,894	$175,378	$409,950

(a)
Debt principal and debt interest represent principal and interest to be paid on our Term Loan, Interval Senior Notes and certain fees associated with our credit facility. Interest on the Term Loan is calculated using the prevailing rates as of December 31, 2008.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Guarantees, surety bonds and letters of credit	$26,666	$14,178	$9,204	$1,823	$1,461

(c)
Commercial commitments include minimum revenue guarantees related to Aston's hotel and resort management agreements, Aston's accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off-Balance Sheet Arrangements

        As of December 31, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

        Refer to Note 2 in the consolidated financial statements for a description of recent accounting pronouncements.

Seasonality

        Revenue at ILG is influenced by the seasonal nature of travel. Interval recognizes exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. Aston recognizes revenue based on occupancy, with the first and third quarters generally generating higher revenue and the second and fourth quarters generally generating lower revenue.

ILG'S PRINCIPLES OF FINANCIAL REPORTING

        We report EBITDA as a supplemental measure to generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure which are discussed below.

Definition of ILG's Non-GAAP Measure

        Earnings Before Interest, Taxes, Depreciation and Amortization is defined as net income excluding, if applicable: (1) non-cash compensation expense, (2) depreciation expense, (3) amortization expense, (4) goodwill and asset impairments, (5) income taxes, (6) minority interest in loss (income) of consolidated subsidiaries, (7) interest income and interest expense and (8) other non-operating income and expense. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies. We believe this measure is useful to investors because it represents the consolidated operating results from our segments, excluding the effects of any non-cash expenses. We also believe this non-GAAP financial measure improves the transparency of our disclosures, provides a meaningful presentation of our results from our business operations, excluding the impact of certain items not related to our core business operations and improves the period to period comparability of results from business operations. EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including non-cash compensation. We endeavor to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

Pro Forma Results

        We will only present Earnings Before Interest, Taxes, Depreciation and Amortization on a pro forma basis if we view a particular transaction as significant in size or transformational in nature. For the periods presented in this report, there are no transactions that we have included on a pro forma basis.

Non-Cash Expenses That Are Excluded From ILG's Non-GAAP Measure

        Non-cash compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of restricted stock, restricted stock units and stock options. These expenses are not paid in cash, and we will include the related shares in our future calculations of fully diluted shares outstanding. Upon vesting of restricted stock and restricted stock units and the exercise of certain stock options, the awards will be settled, at our discretion, on a net basis, with us remitting the required tax withholding amount from our current funds.

        Goodwill and asset impairments is a non-cash expense relating to adjustments to goodwill and long-lived assets whereby the carrying value exceeds the fair value of the related assets, and is infrequent in nature.

        Amortization expense of intangibles is a non-cash expense relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as customer relationships, purchase agreements and resort management agreements are valued and amortized over their estimated lives. We believe that since intangibles represent costs incurred by the acquired company to build value prior to acquisition, they were part of transaction costs.

        Depreciation expense is a non-cash expense relating to our property and equipment and does not relate to our core business operations. Depreciation expense is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

 RECONCILIATION OF EBITDA

        The following tables reconcile EBITDA to operating income for our operating segments and to net income in total for the years ended December 31, 2008, 2007 and 2006 (in thousands). The minority interest relates to Aston which was acquired in May 2007.

	Year Ended December 31, 2008
	EBITDA	Non-Cash Compensation Expense	Goodwill Impairment	Amortization Expense of Intangibles	Depreciation Expense	Operating Income (Loss)
Interval	$145,058	$(8,474)	$—	$(20,960)	$(8,592)	$107,032
Aston	9,548	(346)	(34,254)	(4,946)	(743)	(30,741)

Total	$154,606	$(8,820)	$(34,254)	$(25,906)	$(9,335)	76,291

Other expense, net						(297)

Earnings before income taxes and minority interest						75,994
Income tax provision						(30,816)
Minority interest in loss of consolidated subsidiaries						86

Net income						$45,264

	Year Ended December 31, 2007
	EBITDA	Non-Cash Compensation Expense	Amortization Expense of Intangibles	Depreciation Expense	Operating Income (Loss)
Interval	$137,788	$(3,513)	$(23,994)	$(7,852)	$102,429
Aston	7,701	(116)	(2,885)	(563)	4,137

Total	$145,489	$(3,629)	$(26,879)	$(8,415)	$106,566

Other income, net					9,534

Earnings before income taxes and minority interest					116,100
Income tax provision					(45,032)
Minority interest in income of consolidated subsidiaries					(12)

Net income					$71,056

	Year Ended December 31, 2006
	EBITDA	Non-Cash Compensation Expense	Amortization Expense of Intangibles	Depreciation Expense	Operating Income (Loss)
Interval	$122,466	$(3,286)	$(25,220)	$(7,832)	$86,128

Other income, net					7,783

Earnings before income taxes					93,911
Income tax provision					(35,868)

Net income					$58,043

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

        We conduct business in certain foreign markets, primarily in the United Kingdom and the European Union. Our foreign currency risk primarily relates to our investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar. This exposure is mitigated as we have generally reinvested profits in our international operations. In addition, we are exposed to foreign currency risk related to our assets and liabilities denominated in a currency other than the functional currency.

        As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, we have not hedged translation risks because cash flows from international operations were generally reinvested locally. Foreign exchange net gain for the year ended December 31, 2008 was $4.0 million and net losses for the years ended December 31, 2007 and 2006 were $0.6 million and $0.8 million, respectively.

        As we increase our operations in international markets we become increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the United States dollar as of December 31, 2008 would result in an approximate change to revenue of $3.0 million.

Interest Rate Risk

        At December 31, 2008, we had $150.0 million outstanding under the term loan facility. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $1.5 million. Additionally, at December 31, 2008, we had $300.0 million (face amount) of Interval Senior Notes that bear interest at a fixed amount. If market rates decline, we run the risk that the required payments on the fixed rate debt will exceed those based on market rates. Based on our mix of fixed rate and floating rate debt and cash balances, we do not currently hedge our interest rate exposure.

ITEM 8.    Financial Statements and Supplementary Data

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Interval Leisure Group, Inc.

        We have audited the accompanying consolidated balance sheets of Interval Leisure Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interval Leisure Group, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP Certified Public Accountants

Miami, Florida
March 2, 2009

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Revenue	$409,774	$360,407	$288,646
Cost of sales	131,415	100,799	66,293

Gross profit	278,359	259,608	222,353
Selling and marketing expense	48,573	45,835	41,635
General and administrative expense	84,000	71,913	61,538
Goodwill impairment	34,254	—	—
Amortization expense of intangibles	25,906	26,879	25,220
Depreciation expense	9,335	8,415	7,832

Operating income	76,291	106,566	86,128
Other income (expense):
Interest income	11,532	10,345	8,914
Interest expense	(15,851)	(205)	(357)
Other income (expense)	4,022	(606)	(774)

Total other income (expense), net	(297)	9,534	7,783

Earnings before income taxes and minority interest	75,994	116,100	93,911
Income tax provision	(30,816)	(45,032)	(35,868)
Minority interest in loss (income) of consolidated subsidiaries	86	(12)	—

Net income	$45,264	$71,056	$58,043

Earnings per share:
Basic	$0.81	$1.26	$1.03
Diluted	$0.80	$1.26	$1.03
Weighted average number of common shares outstanding:
Basic	56,189	56,179	56,179
Diluted	56,370	56,179	56,179

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	(In thousands, except share and per share data)
ASSETS
Cash and cash equivalents	$120,277	$67,113
Restricted cash and cash equivalents	6,403	5,817
Accounts receivable, net of allowance of $301 and $352, respectively	17,646	15,750
Deferred income taxes	28,893	28,109
Deferred membership costs	13,816	13,688
Prepaid expenses and other current assets	20,186	17,086

Total current assets	207,221	147,563
Property and equipment, net	39,089	34,963
Goodwill	479,867	514,308
Intangible assets, net	165,013	188,895
Deferred membership costs	21,641	21,217
Deferred income taxes	5,297	12,549
Other non-current assets	19,080	3,122

TOTAL ASSETS	$937,208	$922,617

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$11,789	$10,981
Deferred revenue	95,565	97,898
Income taxes payable	13,817	2,489
Interest payable	11,327	—
Accrued compensation and benefits	12,292	11,635
Member deposits	8,932	11,167
Accrued expenses and other current liabilities	28,722	26,105
Current portion of long-term debt	15,000	—

Total current liabilities	197,444	160,275
Long-term debt, net of current portion	412,242	—
Other long-term liabilities	1,206	2,286
Deferred revenue	134,151	139,044
Deferred income taxes	62,600	107,133
Minority interest	426	512
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 25,000,000 shares, none issued and outstanding	—	—
Common stock $.01 par value; authorized 300,000,000 shares, 56,209,634 issued and outstanding shares at December 31, 2008	562	—
Additional paid-in capital	147,537	—
Invested capital	—	726,919
Receivables from IAC and subsidiaries	—	(436,475)
Retained earnings (deficit)	(8,426)	222,484
Accumulated other comprehensive income (loss)	(10,534)	439

Total shareholders' equity	129,139	513,367

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$937,208	$922,617

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Common Stock				Receivables from IAC and Subsidiaries		Accumulated Other Comprehensive Income (Loss)
				Additional Paid-in Capital	Invested Capital		Retained Earnings (Deficit)
	Total	Amount	Shares
	(In thousands, except share data)
Balance as of December 31, 2005	$439,947	$—	—	$—	$607,616	$(259,122)	$93,155	$(1,702)
Comprehensive income:
Net income for the year ended December 31, 2006	58,043	—	—	—	—	—	58,043	—
Foreign currency translation	1,916	—	—	—	—	—	—	1,916

Comprehensive income	59,959	—	—	—
Net transfers from IAC (principally the pushdown of IAC's acquisition of a minority interest in Interval)	4,916	—	—	—	4,916	—
Net changes in receivables from IAC and subsidiaries	(95,935)	—	—	—	—	(95,935)	—	—

Balance as of December 31, 2006	408,887	—	—	—	612,532	(355,057)	151,198	214
Comprehensive income:
Net income for the year ended December 31, 2007	71,056	—	—	—	—	—	71,056	—
Foreign currency translation	225	—	—	—	—	—	—	225

Comprehensive income	71,281	—	—	—
Cumulative effect of adoption of FIN 48	230	—	—	—	—	—	230	—
Net transfers from IAC (principally the funding of ILG's acquisition of Aston)	114,387	—	—	—	114,387	—
Net changes in receivables from IAC and subsidiaries	(81,418)	—	—	—	—	(81,418)	—	—

Balance as of December 31, 2007	513,367	—	—	—	726,919	(436,475)	222,484	439
Comprehensive income:
Net income prior to spin-off	53,690	—	—	—	—	—	53,690	—
Net loss after spin-off	(8,426)	—	—	—	—	—	(8,426)	—
Foreign currency translation	(10,973)	—	—	—	—	—	—	(10,973)

Comprehensive income	34,291
Non-cash compensation expense	2,774	—	—	2,774	—	—	—	—
Deferred restricted stock units	(1,055)	—	—	(1,055)	—	—	—	—
Net change in receivables from IAC and subsidiaries	(59,544)	—	—	—	—	(59,544)
Net transfers to IAC	5,195	—	—	—	5,195	—	—	—
Dividends to IAC in connection with the spin-off	(365,931)	—	—	—	(365,931)	—	—	—
Extinguishment of receivable from IAC in connection with spin-off	496,019	—	—	—	—	496,019	—	—
Capitalization as a result of the spin-off from IAC	—	—	—	642,357	(366,183)	—	(276,174)	—
Issuance of common stock at spin-off	(496,019)	562	56,179,572	(496,581)	—	—	—	—
Issuance of common stock upon exercise of stock options	42	—	5,929	42	—	—	—	—
Issuance of common stock in escrow for IAC warrants	—	—	24,133	—	—	—	—	—

Balance as of December 31, 2008	$129,139	$562	56,209,634	$147,537	$—	$—	$(8,426)	$(10,534)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$45,264	$71,056	$58,043
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	34,254	—	—
Amortization expense of intangibles	25,906	26,879	25,220
Amortization of debt issuance costs	1,097	—	—
Depreciation expense	9,335	8,415	7,832
Accretion of original issue discount	742	—	—
Non-cash compensation expense	8,820	3,629	3,286
Deferred income taxes	(28,331)	(6,106)	(7,275)
Minority interest in income (loss) of consolidated subsidiaries	(86)	12	—
Changes in current assets and liabilities:
Accounts receivable	(1,973)	(3,552)	228
Prepaid expenses and other current assets	(1,699)	(2,222)	185
Accounts payable and other current liabilities	14,463	6,741	2,490
Income taxes payable	1,190	3,015	1,184
Deferred revenue	(724)	18,134	15,118
Other, net	(4,317)	(421)	76

Net cash provided by operating activities	103,941	125,580	106,387

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,001)	(114,071)	—
Transfers to IAC	(68,635)	(84,520)	(103,565)
Changes in restricted cash	(2,184)	—	—
Capital expenditures	(13,637)	(10,319)	(6,682)

Net cash used in investing activities	(85,457)	(208,910)	(110,247)

Cash flows from financing activities:
Proceeds from issuance of term loan facility	150,000	—	—
Payments of debt issuance costs	(10,569)	—	—
Dividend payment to IAC in connection with spin-off	(89,431)	—	—
Proceeds from the exercise of stock options	42	—	—
Capital contributions from IAC	—	114,071	—
Principal payments on short-term obligations	—	(215)	—
Excess tax benefits from stock-based awards	—	259	328
Other, net	(15)	(1,923)	137

Net cash provided by financing activities	50,027	112,192	465

Effect of exchange rate changes on cash and cash equivalents	(15,347)	694	4,509

Net increase in cash and cash equivalents	53,164	29,556	1,114
Cash and cash equivalents at beginning of period	67,113	37,557	36,443

Cash and cash equivalents at end of period	$120,277	$67,113	$37,557

See Note 14 for supplemental cash flow information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Spin-Off

        In connection with a plan by IAC/Interactive Corp ("IAC") to separate into five publicly traded companies, Interval Leisure Group ('ILG") was incorporated as a Delaware corporation in May 2008. In these consolidated financial statements, we refer to the separation transaction as the "spin-off." Prior to the spin-off, ILG did not have any material assets or liabilities, nor did it engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities.

        Upon completion of the spin-off, ILG consists of two operating segments, Interval and Aston. Interval consists of Interval International, Inc. and its subsidiaries, other than those in the Aston segment. Aston consists of Aston Hotels & Resorts (formerly known as ResortQuest Hawaii) and Maui Condo and Home (formerly known as ResortQuest Real Estate of Hawaii), which were acquired on May 31, 2007. ResortQuest Hawaii and ResortQuest Real Estate of Hawaii collectively were referred to as "RQH". These businesses formerly comprised IAC's Interval segment. The businesses operated by ILG following the spin-off are referred to herein as the "ILG Businesses."

        After the close of The NASDAQ Stock Market, Inc ("NASDAQ") on August 20, 2008, IAC completed the spin-off of ILG, following the transfer of all of the outstanding stock of Interval Acquisition Corp, which directly and through subsidiaries holds the ownership interest in those entities and net assets that conduct the ILG Businesses, to ILG. In connection with the spin-off, we completed the following transactions: (1) extinguished the receivable from IAC, which totaled $496.0 million, by recording a non-cash distribution to IAC, (2) recapitalized the invested capital balance with the issuance of 56.2 million shares of ILG common stock whereby each holder of one share of IAC common stock received 1/5 of an ILG share, (3) entered into an indenture pursuant to which we issued to IAC $300.0 million of senior unsecured notes due 2016, (4) entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan and a $50.0 million revolving credit facility and (5) transferred to IAC all domestic cash, excluding restricted cash, in excess of $50.0 million, distributing to IAC $89.4 million of cash from the proceeds of the term loan. Additionally, in connection with the spin-off, on August 20, 2008, IAC and ILG entered into several agreements with respect to spin-off and transaction matters. After the spin off, our shares began trading on the NASDAQ under the symbol "IILG."

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

DECEMBER 31, 2008

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

Company Overview

        ILG is a leading global provider of membership and leisure services to the vacation industry. We operate in two business segments: Interval and Aston. Our principal business, Interval, makes available vacation ownership membership services to the individual members of its exchange networks, as well as related services to resort developers participating in its programs worldwide. Aston was acquired in May 2007 and provides hotel and resort management and vacation rental services to both vacationers and vacation resort/hotel owners across Hawaii.

        In January 2009, Aston returned to its former name of Aston Hotels & Resorts as part of its re-branding campaign.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

        The accompanying consolidated financial statements include the accounts of ILG and its consolidated entities and are presented in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements reflect the financial position and operating results of ILG, including wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition

        Revenue, net of sales incentives, from Interval membership fees is deferred and recognized over the terms of the applicable memberships ranging from one to five years, on a straight-line basis. Generally, memberships are cancelable and refundable on a pro-rata basis. Direct costs of acquiring members and direct costs of sales related to deferred membership revenue are also deferred and amortized on a straight-line basis over the terms of the applicable memberships. These costs relate to various commissions and initial fulfillment costs. Revenue from exchange and Getaway transactions is recognized when Interval provides confirmation of the transaction, as the earnings process is complete. Reservation servicing revenue is recognized when service is performed or on a straight-line basis over the applicable service period. All taxable revenue transactions are presented on a net of tax basis.

        Aston revenue consists primarily of hotel and resort management fees and service fees provided through contractual agreements with hotels, resorts and condominium owners. Hotel and resort management fees consist of base management fees ranging from 1% to 5% of adjusted gross lodging revenue, various revenue sharing arrangements with condominium owners based on stated formulas or a percentage of adjusted gross lodging revenue and incentive management fees which are generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. Service fee revenue is

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognized when the service is provided. In certain instances, Aston arranges services which are provided directly to property owners. Transactions for these services do not impact our consolidated financial statements and are not included in our results of operations. Additionally, Aston employs on site personnel to provide services such as housekeeping, maintenance and administration to property owners under its hotel and resort management agreements. Aston recognizes revenue in an amount equal to the expenses incurred for such services.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.

Restricted Cash

        Restricted cash primarily includes amounts held in trust and lock box accounts in connection with certain transactions related to Aston's managed properties and to certain merchant transactions in the United Kingdom.

Accounts Receivable

        Accounts receivable are stated at amounts due from customers, principally resort developers, members and managed properties, net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. ILG determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, ILG's previous loss history, the specific customer's current ability to pay its obligation to ILG and the condition of the general economy. ILG writes off accounts receivable when they become uncollectible.

Property and Equipment

        Property and equipment, including capitalized improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in results of operations.

        Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated useful lives.

Asset Category	Depreciation Period
Computer equipment	3 to 5 Years
Capitalized software	3 to 5 Years
Buildings and leasehold improvements	1 to 40 Years
Furniture and other equipment	3 to 10 Years

        In accordance with American Institute of Certified Public Accountants' Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," Interval capitalizes certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed, management with the relevant authority authorizes and commits to the funding of the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

software project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized internal software costs, net of accumulated depreciation, totaled $15.7 million and $12.9 million at December 31, 2008 and 2007, respectively, and are included in "Property and equipment, net" in the accompanying consolidated balance sheets.

Goodwill and Other Indefinite-Lived Intangible Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill acquired in business combinations is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date. ILG tests goodwill and other indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded. See Note 4.

Long-Lived Assets and Intangible Assets with Definite Lives

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), long-lived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Amortization of definite lived intangible assets is recorded on a straight-line basis over their estimated lives.

Advertising

        Advertising costs are expensed in the period incurred and principally represent printing and postage costs of directories and magazines, promotions, trade shows and agency fees. Advertising expense was $20.2 million, $18.6 million and $19.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes

        ILG accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. ILG records interest on potential tax contingencies as a component of income tax expense and records interest net of any applicable related income tax benefit.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Effective January 1, 2007, ILG adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). As a result of the adoption of FIN 48, ILG recognizes liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount of benefit determined on a cumulative probability basis that is more than 50% likely of being realized upon ultimate settlement.

Foreign Currency Translation and Transaction Gains and Losses

        The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income (loss), a separate component of shareholders' equity. Accumulated other comprehensive income (loss) is solely related to foreign currency translation. Only the accumulated other comprehensive income (loss) exchange rate adjustment related to Venezuela is tax effected as required by Accounting Principles Board ("APB") Opinion No. 23 ("APB 23") since the earnings in Venezuela are not indefinitely reinvested in that jurisdiction. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of income.

        Foreign currency transaction net gain for the year ended December 31, 2008 was $4.0 million and net losses for the years ended December 31, 2007 and 2006 were $0.6 million and $0.5 million, respectively, and are included in "Other income (expense)" in the accompanying consolidated statements of income.

Stock-Based Compensation

        Stock-based compensation is accounted for under SFAS No. 123 (revised 2004), "Share Based Payments" ("SFAS No. 123R") using the modified prospective transition method and have applied the classification provisions of Staff Accounting Bulletin, No. 107, "Share-Based Payment" regarding the Securities Exchange Commission's ("SEC") interpretation of SFAS No. 123R.

        Upon the adoption of SFAS No. 123R, tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statements of income are reported as a component of financing cash flows. For the year ended December 31, 2008, excess tax benefits from stock-based compensation was not material. For the years ended December 31, 2007 and 2006, excess tax benefits from stock-based compensation of $0.3 million in each period are included as a component of financing cash flows.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Minority Interest

        Minority interest in 2008 and 2007 represents minority ownership in Aston. In connection with the acquisition of Aston, a member of senior management of this business purchased an ownership interest at the same per share price as ILG. ILG is party to a fair value put and call arrangement with respect to this interest. This put and call arrangement allows this member of management to require ILG to purchase their interest or allows ILG to acquire such interest at fair value. This put and call arrangement becomes exercisable by ILG and the counter-party, respectively, at a date no earlier than 2013. Upon such exercise, the consideration payable can be denominated in either shares of ILG or cash at ILG's option. This put arrangement is exercisable by the counter-party outside the control of ILG and is accounted for in accordance with the FASB Emerging Issues Task Force ("EITF") D-98 "Classification and Measurement of Redeemable Securities." Accordingly, to the extent that the fair value of this interest exceeds the value determined by normal minority interest accounting, the value of such interest is adjusted to fair value with a corresponding adjustment to retained earnings. ILG did not record an adjustment to this interest during the years ended December 31, 2008 and 2007.

Earnings per Share

        Earnings per share available to common stockholders is computed by dividing the earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when inclusion would increase the earnings per share. The computation of diluted earnings per share available to common stockholders for the year ended December 31, 2008 does not include approximately 3.5 million stock options and restricted stock units ("RSUs"), as the effect of their inclusion would have been anti-dilutive to earnings per share.

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Basic weighted average shares outstanding	56,189	56,179	56,179
Net effect of common stock equivalents assumed to be exercised related to RSUs	148	—	—
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	33	—	—

Diluted weighted average shares outstanding	56,370	56,179	56,179

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For year ended December 31, 2008, basic weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period prior to the spin-off plus the weighted average of such shares outstanding following the spin-off date through December 31, 2008. For the years ended December 31, 2007 and 2006, basic and diluted weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

Accounting Estimates

        ILG's management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

        Significant estimates underlying the accompanying consolidated financial statements include: the recovery of goodwill and long-lived and other intangible assets; purchase price allocations; the determination of deferred income taxes, including related valuation allowances; the determination of deferred revenue and membership costs; and assumptions related to the determination of stock-based compensation.

Certain Risks and Concentrations

        A substantial percentage of the vacation ownership resorts in the Interval Network are located in Florida, Hawaii, Las Vegas, Mexico and Southern California and all of the vacation properties for which Aston provides hotel and resort management and vacation rental services are located in Hawaii. ILG also depends on relationships with developers and vacation property owners, as well as third party service providers for processing certain fulfillment services.

        Financial instruments, which potentially subject ILG to concentration of credit risk, consist primarily of cash and cash equivalents which are maintained with quality financial institutions.

        We conduct business in Venezuela where currency restrictions exist. At December 31, 2008, we had $5.4 million of US dollar equivalent cash which can only be repatriated upon the approval of the Venezuelan government. In the fourth quarter of 2008, we received approval to repatriate a portion of the amount requested and the remainder is either pending government approval or repatriation. Our access to these funds for use within this jurisdiction is not restricted. We continue to request approval for repatriation of funds as amounts become eligible.

        ILG's business also is subject to certain risks and concentrations including exposure to risks associated with online commerce security and credit card fraud.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This Statement shall be effective sixty days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe the adoption of SFAS No. 162 will have a material impact on our financial condition, results of operations or cash flows.

        In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends SFAS No. 142, Goodwill and Other Intangible Assets, to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations, and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133" ("SFAS No. 161"). The objective of SFAS No. 161 is to improve financial reporting on derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this standard on January 1, 2009, the first day of our 2009 fiscal year. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be applied prospectively, except as it relates to disclosures, for which the effects will be applied retrospectively for all periods presented. Early adoption is not permitted. We are currently assessing the impact of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 became effective for us at the beginning of our first quarter of fiscal 2008. We did not elect the fair value option for any of our financial assets or liabilities. However, we may decide to elect the fair value option on new items in the future. The adoption did not have a material impact on our financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements and establishes a fair value hierarchy. Effective January 1, 2008, we adopted SFAS No. 157 for our financial instruments measured at fair value on a recurring basis (cash and cash equivalents and restricted cash and cash equivalents, among others) which had no material impact on our consolidated financial statements. In February 2008, the FASB issued Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157." FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We are in the process of evaluating the impact, if any, on our consolidated financial statements of adopting FSP FAS 157-2 on our non-financial assets and liabilities.

NOTE 3—BUSINESS ACQUISITIONS

        On May 31, 2007, ILG completed the acquisition of Aston, a hotel and resort management and vacation rental services company, for approximately $110 million in cash. The acquisition was funded by IAC, and such funding has been recorded as a transfer from IAC within the statement of shareholders' equity. ILG performed valuations of certain tangible and intangible assets acquired. These valuations identified $56.2 million of intangible assets other than goodwill. The goodwill recognized amounted to $40.4 million. Intangible assets with definite lives included resort management contracts ($45.7 million), wholesaler agreements ($5.9 million), trade names and trademarks ($4.3 million) and other agreements ($0.3 million) and are being amortized over a weighted-average period of 12.7 years. IAC also allocated $9.0 million of the purchase price to the fair value of two vacation property front desk units. The entire amount allocated to goodwill is tax deductible. ILG viewed Aston's revenue, operating income, net income and cash flow as its most important valuation metrics. ILG agreed to consideration that resulted in recognition of a significant amount of goodwill because Aston's business model

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 3—BUSINESS ACQUISITIONS (Continued)

complements the business model of ILG and because of Aston's market position, brand and growth opportunities in its market. As a result, a significant portion of the consideration was based on the expected financial performance of Aston and not the asset value on the books of Aston at the time of acquisition. During the fourth quarter of 2008, we recognized an impairment charge on goodwill and indefinite-lived intangible assets related to this acquisition. See Note 4 for further discussion of the goodwill impairment charge.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        We review the carrying value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1 or more frequently upon the occurrence of certain events or substantive changes in circumstances. Given the continued weakening of macroeconomic conditions which impacted our fourth quarter results and affected our internal forecasts, we performed an interim goodwill impairment test and updated our October 1, 2008 assessment as of December 31, 2008 and re-evaluated the carrying amount of our goodwill and long-lived intangible assets related to our Aston and Interval segments in accordance with SFAS No. 142. As a result of the re-evaluation, we recorded a non-cash charge of $34.3 million to reduce the value of goodwill related to the Aston segment.

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill, for the years ended December 31, 2008 and 2007 (in thousands):

	Balance as of January 1, 2008	Additions	(Deductions)	Goodwill Impairment	Balance as of December 31, 2008
Interval	$473,879	$798	$—	$—	$474,677
Aston	40,429	14	(999)	(34,254)	5,190

Total	$514,308	$812	$(999)	$(34,254)	$479,867

	Balance as of January 1, 2007	Additions	Balance as of December 31, 2007
Interval	$473,879	$—	$473,879
Aston	—	40,429	40,429

Total	$473,879	$40,429	$514,308

        The change in Interval's goodwill during the year ended December 31, 2008 relates to an adjustment to a tax reserve pertaining to the period prior to our acquisition by IAC. The change in Aston's goodwill during the year ended December 31, 2008 principally relates to the impairment and to a settlement received related to a lawsuit that was filed by Aston prior to its acquisition by ILG. Additions during the year ended December 31, 2007 relate to the acquisition of Aston.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Intangible assets

        The balance of intangible assets, net is as follows (in thousands):

	December 31,
	2008	2007
Intangible assets with indefinite lives	$35,300	$33,300
Intangible assets with definite lives, net	129,713	155,595

Total intangible assets, net	$165,013	$188,895

        Intangible assets with indefinite lives relate principally to trade names and trademarks.

        At December 31, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Customer relationships	$129,500	$(81,207)	$48,293	10.0
Purchase agreements	73,500	(46,091)	27,409	10.0
Resort management contracts	45,700	(5,168)	40,532	14.0
Technology	24,630	(24,606)	24	5.0
Other	16,878	(3,423)	13,455	8.2

Total	$290,208	$(160,495)	$129,713

        At December 31, 2007, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Customer relationships	$129,500	$(68,257)	$61,243	10.0
Purchase agreements	73,500	(38,741)	34,759	10.0
Resort management contracts	45,700	(1,904)	43,796	14.0
Technology	24,630	(24,600)	30	5.0
Other	16,854	(1,087)	15,767	8.2

Total	$290,184	$(134,589)	$155,595

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2008 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2009	$25,904
2010	25,904
2011	25,844
2012	19,631
2013	3,760
2014 and thereafter	28,670

$129,713

NOTE 5—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	December 31,
	2008	2007
Computer equipment	$13,534	$14,443
Capitalized software	37,929	31,312
Buildings and leasehold improvements	20,858	19,182
Furniture and other equipment	9,815	8,096
Projects in progress	6,480	5,848

	88,616	78,881
Less: accumulated depreciation and amortization	(49,527)	(43,918)

Total property and equipment, net	$39,089	$34,963

NOTE 6—LONG-TERM DEBT

        The balance of long-term debt is as follows (in thousands):

December 31, 2008
9.5% Interval Senior Notes, net of unamortized discount of $22,758	$277,242
Term loan (interest rate of 4.19% at December 31, 2008)	150,000
Revolving credit facility	—

Total long-term debt	427,242
Less: Current maturities	(15,000)

Total long-term debt, net of current maturities	$412,242

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 6—LONG-TERM DEBT (Continued)

9.5% Interval Senior Notes

        In connection with the spin-off of ILG, on July 17, 2008, Interval Acquisition Corp., a subsidiary of ILG, ("Issuer") agreed to issue $300.0 million of aggregate principal amount of 9.5% Senior Notes due 2016 ("Interval Senior Notes") to IAC, and IAC agreed to exchange such Interval Senior Notes for certain of IAC's 7% senior unsecured notes due 2013 pursuant to a notes exchange and consent agreement. The issuance occurred on August 19, 2008 with original issue discount of $23.5 million, based on the difference between the interest rate on the notes and the effective interest rate that would have been payable on the notes if issued in a market transaction based on market conditions existing on July 17, 2008, the date of pricing, estimated to be 11%. The exchange occurred on August 20, 2008. Interest on the Interval Senior Notes is payable semi-annually in cash in arrears on September 1 and March 1 of each year, commencing March 1, 2009. The Interval Senior Notes are guaranteed by all entities that are domestic subsidiaries of Interval Acquisition Corp and by ILG. The Interval Senior Notes are redeemable by the issuer in whole or in part, on or after September 1, 2012 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the event of a change of control (as defined in the indenture), the Issuer is obligated to make an offer to all holders to purchase the Interval Senior Notes at a price equal to 101% of the face amount. The change of control put option is a derivative under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," that is required to be bifurcated from the host instrument, however, the value of the derivative is not material to our current financial position and results of operations. Subject to specified exceptions, the Issuer is required to make an offer to purchase Interval Senior Notes at a price equal to 100% of the face amount, in the event the Issuer or its restricted subsidiaries complete one or more asset sales and more than $25.0 million of the aggregate net proceeds are not invested (or committed to be invested) in the business or used to repay senior debt within one year after receipt of such proceeds. The original issue discount is being amortized to "Interest expense" using the effective interest method through maturity.

        On August 20, 2008, the Issuer and the guarantors entered into a Registration Rights Agreement with the holders of the Interval Senior Notes that requires that within 45 days of the exchange ILG file a registration statement to either exchange the Interval Senior Notes for registered Interval Senior Notes or to register the resale of the Interval Senior Notes. The agreement stipulates that the Issuer and the guarantors shall use their reasonable best efforts to have such registration statement declared effective by the Securities and Exchange Commission ("SEC") by the 90th day following the filing date, or the interest rate would increase. We filed a Form S-4 registration statement to exchange the Interval Senior Notes for registered Interval Senior Notes with the SEC on October 3, 2008. The registered Interval Senior Notes have the same terms as the original Interval Senior Notes. The registration statement, as amended, was declared effective on December 30, 2008.

Senior Secured Credit Facility

        In connection with the spin-off of ILG, on July 25, 2008, Interval Acquisition Corp entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan and a $50.0 million revolving credit facility.

        The principal amount of the term loan is payable quarterly over a five-year term (approximately $3.8 million quarterly through December 31, 2010, $5.6 million quarterly through December 31, 2012,

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 6—LONG-TERM DEBT (Continued)

and approximately $25.0 million quarterly through July 25, 2013). Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rates per annum applicable to loans under the senior secured credit facility are, at Interval Acquisition Corp.'s option, equal to either a base rate or a LIBOR rate plus an applicable margin, which varies with the total leverage ratio of Interval Acquisition Corp. but initially was fixed at 2.75% per annum for LIBOR term loans, 2.25% per annum for LIBOR revolving loans, 1.75% per annum for base rate term loans and 1.25% per annum for base rate revolving loans. The revolving credit facility has a facility fee of 0.50%.

        We have negotiated a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $70,000 at December 31, 2008, leaving $49.9 million of borrowing capacity at December 31, 2008. There have been no borrowings under the revolving credit facility through December 31, 2008.

        All obligations under the senior secured credit facilities are unconditionally guaranteed by ILG and each of Interval Acquisition Corp.'s existing and future direct and indirect domestic subsidiaries, subject to certain exceptions, and are secured by substantially all their assets.

        The secured credit facility ranks prior to the Interval Senior Notes to the extent of the value of the assets that secure it.

Restrictions and Covenants

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans, investments and capital expenditures, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated EBITDA, as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year commencing with December 31, 2009. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of December 31, 2008, ILG was in compliance with the requirements of all applicable financial and operating covenants.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 6—LONG-TERM DEBT (Continued)

        At December 31, 2008, aggregate maturities of long-term debt were as follows (in thousands):

Year Ending December 31,
2009	$15,000
2010	15,000
2011	22,500
2012	22,500
2013	75,000
Thereafter	300,000

450,000
Unamortized discount of Interval Senior Notes	(22,758)

Total	$427,242

Debt Issuance Costs

        The initial net cash proceeds to ILG were $139.4 million, which were net of $10.6 million of billed expenses. In connection with the spin-off, ILG retained $50.0 million and distributed the remainder of the net proceeds, $89.4 million, to IAC. Additional costs of $2.7 million in connection with the issuance were incurred, $0.4 million of which was paid by us and $2.3 million of which was paid by IAC and settled as part of the finalized intercompany receivable balance with IAC, with no cash outlay by ILG. At December 31, 2008, total debt issue costs were $12.3 million, net of $1.1 million of accumulated amortization, of which $12.1 million was included in "Other non-current assets" and $0.2 million in "Prepaid expenses and other current assets." Debt issuance costs are amortized to "Interest expense" through maturity of the related debt using the effective interest method.

NOTE 7—SHAREHOLDERS' EQUITY

        In order to effect the spin-off, 56,178,935 shares of ILG common stock were issued whereby each holder of one share of IAC common stock received 1/5 of an ILG share. ILG has 300 million authorized shares of common stock, par value of $.01 per share. At December 31, 2008, 56,209,634 million shares of ILG common stock were outstanding.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of December 31, 2008. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

        At December 31, 2008, we have 195,717 deferred RSUs, which represent RSUs accelerated to vest prior to the spin-off, but for which the issuance of common shares was deferred until January 2, 2009. Net deferred RSUs (net of amounts withheld for taxes) of 114,284 are included in diluted earnings per share. At December 31, 2008, a liability of $1.1 million is recorded with an offset to additional paid-in capital with respect to the deferred RSUs.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 8—BENEFIT PLANS

        Prior to the spin-off, we participated in a retirement saving plan sponsored by IAC that qualified under Section 401(k) of the Internal Revenue Code. Subsequent to the spin-off, we continued to participate in this plan. In January 2009, the net assets available for benefits of the employees of ILG was transferred from the IAC plan to a newly created ILG plan. Under the IAC plan, participating employees contributed up to 50.0% of their pre-tax earnings, but not more than statutory limits. Our match under the IAC plan was fifty cents for each dollar a participant contributed in the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to IRS restrictions. Matching contributions for the plans were $1.6 million, $1.5 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Prior to the spin-off, investment options in the plan included IAC common stock, but neither participant nor matching contributions were required to be invested in IAC common stock.

        During the three years ended December 31, 2007, we also had or participated in various benefit plans, principally defined contribution plans, for its non-U.S. employees. Our contributions for these plans were approximately $0.3 million in each of 2007, 2006 and 2005.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. Participants may choose from receiving cash or stock at the end of the deferral period. We have reserved 100,000 shares of common stock for issuance pursuant to this plan. We do not provide matching or discretionary contributions to participants in the Director Plan.

NOTE 9—STOCK-BASED COMPENSATION

        Prior to the spin-off, equity awards to ILG employees were granted under various IAC stock and annual incentive plans. In connection with the spin-off, all of IAC's existing RSUs and stock options were modified as follows:

  •
  all RSUs awarded prior to August 8, 2005 and all RSU awarded on or after August 8, 2005, but scheduled to vest on or before February 28, 2009 were granted accelerated vesting, resulting in the recognition of $2.1 million of additional non-recurring non-cash compensation expense during the year ended December 31, 2008 related to the acceleration of previously unrecognized expense,

  •
  certain RSUs not subject to accelerated vesting as discussed above, were converted to ILG RSUs, based on a conversion factor, following the spin-off,

  •
  certain RSUs not subject to accelerated vesting as discussed above, were converted partly to RSUs in all the other companies that were spun-off, following established ratios, and partly to ILG RSUs, based on a conversion factor, following the spin-off and

  •
  each IAC option granted prior to January 1, 2008 converted in part into an option to purchase shares of ILG common stock, based on a conversion factor. No ILG employees or former employees held any options as of August 20, 2008.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        The modification of RSUs not subject to accelerated vesting resulted in an additional non-recurring non-cash compensation expense related to a step-up in basis modification of $1.3 million of which $0.2 million was recognized during the year ended December 31, 2008 and the remaining $1.1 million will be recognized over the vesting period of the associated modified unvested RSUs.

        On August 20, 2008, ILG established the ILG 2008 Stock and Annual Incentive Plan (the "2008 Incentive Plan") which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares were issued. An additional 5.0 million shares may be issued under the 2008 Incentive Plan, of which 4,082,863 were available for grant as of December 31, 2008. New shares issued to cover the exercise and/or vesting of our share-based payments are from our authorized, unissued share pool.

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. All outstanding award agreements provide for settlement, upon vesting, in stock for U.S. employees and in cash for non-U.S. employees. Cash payments to non-U.S. employees totaled $0.2 million, $0.3 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Each RSU is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. ILG recognizes expense for all RSUs held by ILG's employees (including RSUs for stock of IAC or the other spun-off companies held by ILG employees) for which vesting is considered probable. For RSUs to U.S. employees, the accounting charge is measured at the grant date as the fair value of ILG common stock and expensed ratably as non-cash compensation over the vesting term. The expense associated with RSU awards (including RSUs for stock of IAC or the other spun-off companies) to non-U.S. employees is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock, as compensation expense within general and administrative expense. The expense related to awards to international employees totaled $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        On August 20, 2008, in connection with the spin-off, non-employee members of the Board of Directors and certain ILG executive officers were awarded a total of 917,137 RSUs under the 2008 Incentive Plan. The aggregate estimated value of the awards is being amortized to expense on a straight-line basis over the applicable vesting period of the awards.

        Non-cash compensation expense related to RSUs for the years ended December 31, 2008, 2007 and 2006 was $8.8 million, $3.6 million and $3.3 million, respectively. Included in the 2008 non-cash expense is a non-recurring amount of $2.1 million related to the accelerated vesting of certain RSUs and an additional $0.2 million related to the step-up in basis, as noted above. Non-cash compensation expense for 2006, 2007 and for 2008 through the date of the spin-off was maintained by and allocated to us from IAC. At December 31, 2008, there was approximately $22.0 million of unrecognized compensation cost, net of forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 3.4 years.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of sales	$660	$282	$225
Selling and marketing expense	722	308	210
General and administrative expense	7,438	3,039	2,851

Non-cash stock based compensation expense before income taxes	8,820	3,629	3,286
Income tax benefit	(3,443)	(1,400)	(1,268)

Non-cash stock based compensation expense after income taxes	$5,377	$2,229	$2,018

        Included in the non-cash compensation amounts for the year ended December 31, 2008 is $2.8 million of non-cash compensation related to the period after the spin-off which is recorded in additional paid-in capital in the accompanying consolidated financial statements. Non-cash compensation related to the period before the spin-off was recorded in receivables from IAC and subsidiaries, which was extinguished at the time of the spin-off.

        The amount of stock-based compensation expense recognized in the consolidated statements of operations is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate.

        The following table summarizes RSU activity during the year ended December 31, 2008:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	—	$—
Transfer from IAC	775	24.21
Granted	917	14.12
Vested	—	—
Forfeited	(7)	24.74

Non-vested RSUs at December 31	1,685	$18.72

        In connection with the spin-off, 2.1 million stock options to purchase ILG common stock were granted to non-ILG employees for which no future compensation expense will be recognized. To the extent that these stock options are dilutive, we have included them in the diluted earnings per share.

        In connection with the acquisition of Aston by ILG in 2007, a member of Aston's management was granted non-voting restricted common equity in Aston. This award was granted on May 31, 2007 and was initially measured at fair value, which is being amortized over the vesting period. This award vests ratably over four and a half years, or earlier based upon the occurrence of certain prescribed events.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        These shares are subject to a put right by the holder and a call right by ILG, which are not exercisable until the first quarter of 2013 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of Aston. The initial value of the preferred interest was equal to the acquisition price of Aston. The preferred interest accretes at a 10% annual rate. Upon exercise of the put or call the consideration is payable in ILG shares or cash or a combination thereof at ILG's option. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price.

        The unrecognized compensation cost related to this equity award is $0.3 million at December 31, 2008.

NOTE 10—INCOME TAXES

        Prior to the spin-off, ILG was a member of IAC's consolidated federal and state tax returns. Subsequent to the spin-off ILG files its own consolidated federal and state tax returns. In all periods presented, current and deferred tax expense has been computed for ILG on a separate return basis. ILG's payments to IAC related to its share of IAC's consolidated federal and state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated statements of cash flows.

        U.S. and foreign earnings from continuing operations before income taxes and minority interest are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
U.S.	$56,996	$104,021	$82,258
Foreign	18,998	12,079	11,653

Total	$75,994	$116,100	$93,911

        The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current income tax provision:
Federal	$57,222	$40,619	$33,902
State	9,921	5,945	4,744
Foreign	5,776	4,574	4,497

Current income tax provision	72,919	51,138	43,143

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 10—INCOME TAXES (Continued)

	Year Ended December 31,
	2008	2007	2006
Deferred income tax provision (benefit):
Federal	(36,213)	(6,161)	(6,268)
State	(6,047)	412	(14)
Foreign	157	(357)	(993)

Deferred income tax benefit	(42,103)	(6,106)	(7,275)

Income tax provision	$30,816	$45,032	$35,868

        There was no significant reduction in current income taxes payable for the year ended December 31, 2008 for tax deductions attributable to stock-based compensation. Current income taxes payable has been reduced by $0.3 million for each of the years ended December 31, 2007 and 2006. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to retained earnings or a reduction in goodwill.

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2008	2007
Deferred tax assets:
Deferred revenue	$77,162	$50,243
Provision for accrued expenses	3,111	4,015
Net operating loss carryforwards	749	837
Other	3,398	3,565

Total deferred tax assets	84,420	58,660
Less valuation allowance	(678)	(679)

Net deferred tax assets	83,742	57,981

Deferred tax liabilities:
Intangible and other assets	(97,438)	(110,831)
Deferred membership costs	(13,196)	(12,612)
Property and equipment	(931)	(737)
Other	(587)	(276)

Total deferred tax liabilities	(112,152)	(124,456)

Net deferred tax liability	$(28,410)	$(66,475)

        At December 31, 2008, ILG had foreign net operating losses ("NOLs") of approximately $2.3 million available to offset future income. Of these foreign losses, approximately $2.0 million can be

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 10—INCOME TAXES (Continued)

carried forward indefinitely, and approximately $0.3 million will expire within ten years. During 2008, ILG did not recognize any significant tax benefits related to NOLs.

        During 2008, ILG's valuation allowance did not significantly change. At December 31, 2008, ILG had a valuation allowance of approximately $0.7 million related to the portion of tax operating loss carryforwards for which it is more likely than not that the tax benefit will not be realized.

        A reconciliation of total income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Income tax provision at the federal statutory rate of 35%	$26,598	$40,635	$32,869
State income taxes, net of effect of federal tax benefit	2,518	4,132	3,075
Foreign income taxed at a different statutory tax rate	(1,184)	(520)	(789)
U.S. tax consequences of foreign operations	2,353	—	—
Other, net	531	785	713

Income tax provision	$30,816	$45,032	$35,868

        In accordance with APB No. 23, no federal and state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $24.0 million at December 31, 2008. If, in the future, these earnings are repatriated to the U.S., or if ILG determines such earnings will be repatriated to the U.S. in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

        ILG adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of the adoption resulted in an increase of $0.2 million to retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

Balance at December 31, 2007	$5,696
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	2,203
Reductions for tax positions of prior years	(6,938)
Settlements	(819)

Balance at December 31, 2008	$142

        As of December 31, 2008 and 2007, ILG had unrecognized tax benefits of $0.1 million and $5.7 million, respectively. The amount of ILG's unrecognized tax benefits increased by $2.2 million during 2008, due principally to the completion of a study related to certain U.S. tax consequences of

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 10—INCOME TAXES (Continued)

certain of ILG's foreign operations. However, this increase was counteracted by a decrease of $7.8 million of unrecognized tax benefits during 2008 of which $0.8 million was a result of settlements with taxing authorities and $7.0 million was a result of the spin-off from IAC and the associated Tax Sharing Agreement, as described below, which provides that IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest during 2008. At December 31, 2008, ILG has accrued $0.3 million for the payment of interest and penalties, net of consolidated tax interest and penalties that were indemnified by IAC as a result of the spin-off, as described below.

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

        The Internal Revenue Service (IRS) is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2003, which includes the operations of ILG from September 24, 2002, its date of acquisition by IAC. The statute of limitations for these years has been extended to December 31, 2009. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, Florida, New York State and New York City, for various tax years beginning with December 31, 2001. These examinations are expected to be completed in late 2009. In early 2009, the IRS commenced an audit of IAC's consolidated tax returns for the years ended December 31, 2004 through 2006, which includes the operations of ILG. The statute of limitations for these years has been extended and this examination is expected to be completed in 2011.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting date due primarily to anticipated settlements with taxing authorities. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

Tax Sharing Agreement

        The Tax Sharing Agreement governs the respective rights, responsibilities and obligations of IAC, ILG and the other Spincos (members of the IAC group that were spun-off, including ILG are collectively referred to as "Spincos") with respect to taxes for periods ending on or before the spin-off. In general, pursuant to the Tax Sharing Agreement, IAC will prepare and file the consolidated federal income tax return, and any other tax returns that include IAC (or any of its subsidiaries) and ILG (or any of its subsidiaries) for all taxable periods ending on or prior to, or including, August 20, 2008, with the appropriate tax authorities, and, except as otherwise set forth below, IAC will pay any taxes relating thereto to the relevant tax authority (including any taxes attributable to an audit adjustment with

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 10—INCOME TAXES (Continued)

respect to such returns; provided that IAC will not be responsible for audit adjustments relating to the business of ILG (or any of its subsidiaries) with respect to pre-spin off periods if ILG fails to fully cooperate with IAC in the conduct of such audit). Under the Tax Sharing Agreement, with respect to the consolidated federal income tax return of IAC and its subsidiaries for any taxable year that includes ILG, IAC shall determine in its sole discretion whether to elect ratable allocation under applicable U.S. Treasury Regulations. ILG shall, and shall cause each member of its group, to take all actions necessary to give effect to such election.

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

        Notwithstanding the receipt of any such IRS ruling, tax opinion or officer's certificate, generally ILG and each other Spinco must indemnify IAC and each other Spinco for any taxes and related losses resulting from (i) any act or failure to act by such Spinco described in the covenants above, (ii) any acquisition of equity securities or assets of such Spinco or any member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or the documents relating to the IRS private letter ruling or tax opinion concerning the spin-off of such Spinco.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 10—INCOME TAXES (Continued)

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

NOTE 11—SEGMENT INFORMATION

        The overall concept that ILG employs in determining its operating segments and related financial information is to present them in a manner consistent with how the chief operating decision maker views the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. ILG has two operating segments, which are also reportable segments, Interval, its vacation ownership membership services business, and Aston, its hotel and resort management and vacation rental business.

        Information on reportable segments and reconciliation to consolidated net income is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Interval
Revenue	$346,919	$318,370	$288,646
Cost of sales	86,469	71,238	66,293

Gross profit	260,450	247,132	222,353
Selling and marketing expense	44,993	43,801	41,635
General and administrative expense	78,873	69,056	61,538
Amortization expense	20,960	23,994	25,220
Depreciation expense	8,592	7,852	7,832

Segment operating income	$107,032	$102,429	$86,128

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 11—SEGMENT INFORMATION (Continued)

	Year Ended December 31,
	2008	2007	2006
Aston
Revenue	$62,855	$42,037
Cost of sales	44,946	29,561

Gross profit	17,909	12,476
Selling and marketing expense	3,580	2,034
General and administrative expense	5,127	2,857
Goodwill impairment	34,254	—
Amortization expense	4,946	2,885
Depreciation expense	743	563

Segment operating income (loss)	$(30,741)	$4,137

Consolidated
Revenue	$409,774	$360,407	$288,646
Cost of sales	131,415	100,799	66,293

Gross profit	278,359	259,608	222,353
Direct segment operating expenses	202,068	153,042	136,225

Operating income	76,291	106,566	86,128
Other income (expense)	(297)	9,534	7,783
Income tax provision	(30,816)	(45,032)	(35,868)
Minority interest in loss (income) of consolidated subsidiaries	86	(12)	—

Net income	$45,264	$71,056	$58,043

        Selected financial information by reporting segment is presented below (in thousands):

	December 31,
	2008	2007
Total assets:
Interval	$857,940	$802,846
Aston	79,268	119,771

Total	$937,208	$922,617

        Interval maintains operations in the United States, the United Kingdom and other international territories. Aston earns its revenue and maintains operations in the United States. Goodwill and definite-lived intangible assets, included in total long-lived assets, are primarily assigned to domestic

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 11—SEGMENT INFORMATION (Continued)

business units. Geographic information on revenue based on sourcing, and long-lived assets based on physical location, is presented below (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenue:
United States	$341,675	$302,135	$237,818
All other countries	68,099	58,272	50,828

Total	$409,774	$360,407	$288,646

	December 31,
	2008	2007
Long-lived assets (excluding goodwill and intangible assets):
United States	$37,886	$33,688
All other countries	1,203	1,275

Total	$39,089	$34,963

NOTE 12—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

        In the ordinary course of business, ILG is a party to various legal proceedings. ILG establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against ILG, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of ILG, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. ILG also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 10 for discussion related to income tax contingencies.

Lease Commitments

        ILG leases office space, computers and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. We account for leases under SFAS No. 13, "Accounting for Leases", and other related authoritative literature.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2009	$9,382
2010	8,233
2011	7,263
2012	7,112
2013	6,879
Thereafter through 2020	33,280

Total	$72,149

        Expense charged to operations under these agreements was $9.8 million, $9.9 million and $9.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

Other Commitments

        ILG also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under letters of credit extended or under guarantees of debt, as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Guarantees, surety bonds, and letters of credit	$26,666	$14,178	$9,204	$1,823	$1,461
Purchase obligations	16,301	8,732	6,299	1,270	—

Total commercial commitments	$42,967	$22,910	$15,503	$3,093	$1,461

        Guarantees represent $24.5 million of this total and primarily relate to Aston's guaranteed dollar amount hotel and resort management agreements and accommodation leases supporting the management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to each other. In addition, certain of Aston's resort management agreements provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and Aston either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, amounts are not expected to be significant. The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 13—FINANCIAL INSTRUMENTS

        The additional disclosure below of the estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies when available. Our financial instruments include guarantees, letters of credit and surety bonds. These commitments are in place to facilitate our commercial operations.

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$120,277	$120,277	$67,113	$67,113
Restricted cash and cash equivalents	6,403	6,403	5,817	5,817
Accounts receivable, net	17,646	17,646	15,750	15,750
Long-term debt	(427,242)	(343,676)	—	—
Guarantees, surety bonds and letters of credit	N/A	(26,666)	N/A	(32,612)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have original maturities of three months or less. Accounts receivable, net, are short-term in nature and are generally settled shortly after the sale. Under the fair value hierarchy established in SFAS 157, cash and cash equivalents, restricted cash and cash equivalents, and accounts receivable, net, are stated at fair value using Level 1 inputs (fair value determined based on quoted prices in active markets for identical assets or liabilities). Borrowings under our long-term debt are carried at historical cost and adjusted for amortization of discounts and principal payments. The fair value of these borrowings were estimated using inputs other than quoted prices that are observable for the liabilities, either directly or indirectly, which are intrinsic to the terms of the related agreements, such as interest rates and credit risk. The guarantees, surety bonds, and letters of credit represent liabilities that are carried on our balance sheet only when a related contingent event becomes probable and reasonably estimable.

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Non-cash investing and financing activities:
Issuance of 9.5% Interval Senior Notes, net of original issue discount of $23.5 million	$276,500	$—	$—
Non-cash dividend to IAC	(276,500)	—	—
Extinguishment of receivable from IAC in connection with spin-off	496,019	—	—
Cash paid during the period for:
Interest	$2,519	$55	$51
Income tax payments, including amounts paid to IAC for ILG's share of IAC's consolidated tax liability	53,451	48,593	41,663
Income tax refunds	(23)	(729)	(32)

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 15—RELATED PARTY TRANSACTIONS

        Effective upon the completion of the spin-off, IAC ceased to be a related party to ILG. ILG paid a dividend in cash and Interval Senior Notes to IAC of $365.9 million and the receivable from IAC totaling $496.0 million was extinguished by recording a non-cash distribution to IAC, as reflected in our consolidated statement of shareholders' equity.

        Through August 20, 2008 (the effective date of the spin-off), ILG's expenses included allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These allocations were based on the ratio of ILG's revenue as a percentage of IAC's total revenue. Allocated costs were $0.5 million, $1.0 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in "General and Administrative Expenses" in our consolidated statements of income. The expense allocations from IAC ceased after the spin-off on August 20, 2008. It is not practicable to determine the actual expenses that would have been incurred for these services had ILG operated as a stand-alone entity. In the opinion of management, the allocation method is reasonable.

        The portion of interest income reflected in the consolidated statements of income that is intercompany in nature, was $8.2 million, $7.7 million and $7.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. This intercompany interest related to the receivables from IAC and ceased upon spin-off on August 20, 2008.

        Prior to the spin-off, IAC contributed to ILG all of IAC's rights in $1.0 million that IAC had placed in an escrow account to be used for ILG's purchase of a 1/16 fractional interest in a mid-size business jet. The contribution was settled through the receivable from IAC, with no cash outlay by ILG.

        Prior to the spin-off, IAC assigned to ILG 50% of its original 1/8 fractional interest in a mid-size business jet, at book value of $0.2 million. We recorded the fractional interest in fixed assets on our consolidated balance sheet during the year ended December 31, 2008.

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

  •
  Tax Sharing Agreement.  This agreement governs the respective rights, responsibilities and obligations of IAC and ILG after the spin-off with respect to tax periods on or before the spin-off, including tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, other taxes and related tax returns. See Note 10.

  •
  Employee Matters Agreement.  This agreement covers a wide range of compensation and benefit issues, including the allocation among IAC and ILG of responsibility for the employment and benefit obligations and liabilities of current and former employees (and their dependents and

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 15—RELATED PARTY TRANSACTIONS (Continued)

    beneficiaries), as well as the provision of health and welfare benefits pursuant to employee benefit plans through the end of 2008.

  •
  Transition Services Agreement.  This agreement governs the provision of transition services among IAC, ILG and the other Spincos.

Commercial Agreements

        IAC and ILG currently, and for the foreseeable future, expect to provide certain services to each other pursuant to certain commercial relationships. In connection with the spin-off, IAC and ILG entered into a number of commercial agreements between subsidiaries of IAC, on the one hand, and subsidiaries of ILG, on the other hand, many of which memorialize (in most material respects) pre-existing arrangements in effect prior to the spin-off and all of which are intended to reflect arm's length terms. In addition, we believe that such agreements, whether taken individually or in the aggregate, do not constitute a material contract to either IAC or ILG.

        Aggregate revenue earned by ILG with respect to these commercial agreements with IAC subsidiaries was not material in 2008, 2007 and 2006. ILG incurred approximately $1.5 million, $2.3 million and $2.2 million in 2008, 2007 and 2006, respectively, in expenses related to these commercial agreements with IAC subsidiaries.

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

        As required by the Spinco Agreement, ILG also entered into a registration rights agreement with Liberty at the time of the spin-off. Under the registration rights agreement, Liberty and its permitted transferees (the "Holders") are entitled to three demand registration rights (and unlimited piggyback registration rights) in respect of the shares of ILG common stock received by Liberty as a result of the spin-off and other shares of ILG common stock acquired by Liberty consistent with the Spinco Agreement (collectively, the "Registrable Shares"). The Holders are permitted to exercise their

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 15—RELATED PARTY TRANSACTIONS (Continued)

registration rights in connection with certain hedging transactions that they may enter into in respect of the Registrable Shares. ILG is obligated to indemnify the Holders, and each selling Holder is obligated to indemnify ILG, against specified liabilities in connection with misstatements or omissions in any registration statement.

Other Transaction

        ILG has an agreement with Arise Virtual Solutions ("Arise") to provide outsourced call center services. Arise was considered a related party through August 20, 2008, the spin-off date, because one of IAC's board members is a partner of Accretive LLC, which owns Arise. During the period from January 1, 2008 to August 20, 2008 and for the year ended December 31, 2007, total payments of $2.8 million and $3.2 million, respectively, were made to Arise. Amounts payable for these services were $0.1 million at December 31, 2007 and are included in "Accrued expenses and other current liabilities."

NOTE 16—QUARTERLY RESULTS (UNAUDITED)

        Revenue at ILG is influenced by the seasonal nature of travel. Interval recognizes exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. Aston recognizes revenue based on occupancy, with the first and third quarters generally generating higher revenue and the second and fourth quarters generally generating lower revenue.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except for share data)
Year Ended December 31, 2008
Revenue	$115,937	$103,184	$100,755	$89,898
Gross profit	79,904	68,896	68,554	61,005
Operating income (loss)(3)	38,964	26,346	23,837	(12,856)
Net income (loss)(3)	24,808	19,492	12,518	(11,554)
Basic earnings (loss) per share(2)	0.44	0.35	0.22	(0.21)
Diluted earnings (loss) per share(2)	0.44	0.35	0.22	(0.21)
Year Ended December 31, 2007(1)
Revenue	$86,433	$85,885	$96,019	$92,070
Gross profit	67,489	63,377	65,753	62,989
Operating income	31,829	26,434	25,054	23,249
Net income	21,149	17,419	16,546	15,942
Basic earnings per share(2)	0.38	0.31	0.29	0.28
Diluted earnings per share(2)	0.38	0.31	0.29	0.28

(1)
Includes the results of Aston which was acquired by ILG on May 31, 2007.

(2)
For the quarters ended September 30 and December 31, 2008, basic weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 16—QUARTERLY RESULTS (UNAUDITED) (Continued)

  following the spin-off, as if such shares were outstanding for the entire year prior to the spin-off plus the weighted average of such shares outstanding following the spin-off date. For the quarters ended March 31 and June 30, 2008 and for all the quarters in 2007, basic and diluted weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

  Per share amounts for the quarters may not add to the annual amount because of rounding and differences in the average common shares outstanding during each period.

(3)
For the quarter ended December 31, 2008, our results of operations include a goodwill impairment charge of $34.3 million, as discussed in Note 4.

NOTE 17—SUPPLEMENTAL GUARANTOR INFORMATION

        The Notes are guaranteed by ILG and the domestic subsidiaries of the Issuer. These guarantees are full and unconditional and joint and several.

        The following tables present condensed consolidating financial information as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 for ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined guarantor subsidiaries of ILG (collectively, the "Guarantor Subsidiaries"), the combined non-guarantor subsidiaries of ILG (collectively, the "Non-Guarantor Subsidiaries") and ILG on a consolidated basis (in thousands). ILG was incorporated in May 2008 and became the parent company of the Issuer in August 2008. Therefore, results of ILG are included in the 2008 periods only.

Balance Sheet as of December 31, 2008	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$10	$236	$134,514	$72,461	$—	$207,221
Property and equipment, net	1,090	—	36,797	1,202	—	39,089
Goodwill and intangible assets, net	—	342,175	302,705	—	—	644,880
Investment in subsidiaries	127,421	638,411	34,988	—	(800,820)	—
Other assets	—	9,262	28,264	8,492	—	46,018

Total assets	$128,521	$990,084	$537,268	$82,155	$(800,820)	$937,208

Current liabilities	$1,173	$24,817	$149,011	$22,443	$—	$197,444
Other liabilities and minority interest	—	410,807	185,697	14,121	—	610,625
Intercompany liabilities (receivables) / equity	(1,791)	427,039	(435,851)	10,603	—	—
Shareholders' equity	129,139	127,421	638,411	34,988	(800,820)	129,139

Total liabilities and shareholders' equity	$128,521	$990,084	$537,268	$82,155	$(800,820)	$937,208

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 17—SUPPLEMENTAL GUARANTOR INFORMATION

Balance Sheet as of December 31, 2007	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$136	$69,569	$77,858	$—	$147,563
Property and equipment, net	—	33,688	1,275	—	34,963
Goodwill and intangible assets, net	361,734	341,469	—	—	703,203
Investment in subsidiaries	535,260	41,533	—	(576,793)	—
Other assets	24,632	23,632	16,071	(27,447)	36,888

Total assets	$921,762	$509,891	$95,204	$(604,240)	$922,617

Current liabilities	$173	$164,891	$22,658	$(27,447)	$160,275
Other liabilities and minority interest	96,909	122,898	29,168	—	248,975
Intercompany liabilities (receivables) / equity	311,313	(313,158)	1,845	—	—
Shareholders' equity	513,367	535,260	41,533	(576,793)	513,367

Total liabilities and shareholders' equity	$921,762	$509,891	$95,204	$(604,240)	$922,617

Statement of Income for the Year Ended December 31, 2008	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$357,693	$52,081	$—	$409,774
Operating expenses	(861)	(20,979)	(271,603)	(40,040)	—	(333,483)
Interest income (expense), net	—	(7,445)	251	2,875	—	(4,319)
Other income (expense), net	45,789	63,118	13,005	4,082	(121,972)	4,022
Income tax benefit (provision)	336	11,095	(36,314)	(5,933)	—	(30,816)
Minority interest in loss of consolidated subsidiaries	—	—	86	—	—	86

Net income (loss)	$45,264	$45,789	$63,118	$13,065	$(121,972)	$45,264

Statement of Income for the Year Ended December 31, 2007	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$313,321	$47,086	$—	$360,407
Operating expenses	(23,994)	(193,549)	(36,298)	—	(253,841)
Interest income, net	7,355	428	2,357	—	10,140
Other income (expense), net	81,276	8,322	(1,280)	(88,924)	(606)
Income tax benefit (provision)	6,419	(47,234)	(4,217)	—	(45,032)
Minority interest in income of consolidated subsidiaries	—	(12)	—	—	(12)

Net income	$71,056	$81,276	$7,648	$(88,924)	$71,056

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 17—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Year Ended December 31, 2006	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$245,307	$43,339	$—	$288,646
Operating expenses	(25,220)	(144,094)	(33,204)	—	(202,518)
Interest income, net	6,651	535	1,371	—	8,557
Other income (expense), net	69,448	7,228	(470)	(76,980)	(774)
Income tax benefit (provision)	7,164	(39,528)	(3,504)	—	(35,868)

Net income (loss)	$58,043	$69,448	$7,532	$(76,980)	$58,043

Statement of Cash Flows for the Year Ended December 31, 2008	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(217)	$19,323	$73,422	$11,413	$103,941
Cash flows provided by (used in) investing activities	217	(69,350)	(16,947)	623	(85,457)
Cash flows provided by financing activities	—	50,027	—	—	50,027
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(15,347)	(15,347)
Cash and cash equivalents at beginning of period	—	—	2,438	64,675	67,113

Cash and cash equivalents at end of period	$—	$—	$58,913	$61,364	$120,277

Statement of Cash Flows for the Year Ended December 31, 2007	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(5,981)	$119,149	$12,412	$125,580
Cash flows provided by (used in) investing activities	—	(223,242)	14,332	(208,910)
Cash flows provided by (used in) financing activities	5,981	106,265	(54)	112,192
Effect of exchange rate changes on cash and cash equivalents	—	—	694	694
Cash and cash equivalents at beginning of period	—	266	37,291	37,557

Cash and cash equivalents at end of period	$—	$2,438	$64,675	$67,113

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

NOTE 17—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Cash Flows for the Year Ended December 31, 2006	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(3,940)	$100,352	$9,975	$106,387
Cash flows provided by (used in) investing activities	3,940	(103,898)	(10,289)	(110,247)
Cash flows provided by (used in) financing activities	—	488	(23)	465
Effect of exchange rate changes on cash and cash equivalents	—	—	4,509	4,509
Cash and cash equivalents at beginning of period		3,324	33,119	36,443

Cash and cash equivalents at end of period	$—	$266	$37,291	$37,557

Item 9.    Changes in and Disagreements with Accountant on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

        As required by Rule 13a-15(d) of the Exchange Act, we, under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, also evaluated whether any changes occurred to our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there have been no material changes to internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information.

        None.

 PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to ILG's definitive Proxy Statement to be used in connection with its 2009 Annual Meeting of Stockholders, or the 2009 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to directors of ILG and the compliance of our directors and executive officers with Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2009 Proxy Statement and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the section entitled "Corporate Governance" in the 2009 Proxy Statement and is incorporated herein by reference. We have included information regarding our executive officers below and our Code of Ethics below.

Item 11.    Executive Compensation.

        The information required by Item 402 of Regulation S-K is set forth in the sections entitled "Executive Compensation," "Compensation Discussion and Analysis" and "Director Compensation" in the 2009 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K is set forth in the sections entitled: "Committees of the Board of Directors," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," respectively, in the 2009 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information regarding ownership of ILG common stock, and securities authorized for issuance under ILG's equity compensation plans, is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2009 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information regarding certain relationships and related transactions with ILG and director independence is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2009 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information regarding the fees and services of ILG's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to ILG by such firm is set forth in the section entitled "Independent Registered Public Accountants' Fees" in the 2009 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

        The following information about ILG's executive officers is as of March 1, 2009.

        Craig M. Nash, age 55, has served as President and Chief Executive Officer of ILG since May 2008 and as Chairman of the Board of ILG since August 2008 and has served as President of Interval since August 1989 and Chief Executive Officer of Interval since March 1998. Prior to assuming this role, Mr. Nash served in a series of increasingly significant roles with Interval, including as General Counsel and Vice President of Regulatory Affairs. Mr. Nash joined Interval in 1982. Mr. Nash also provides management oversight to the Aston businesses. Mr. Nash serves on the Board of Directors of the American Resort Development Association and is also a member of its Executive Committee.

        Jeanette E. Marbert, age 52, has served as Chief Operating Officer of ILG since August 2008 and has served in such capacity for Interval since June 1999. Prior to her tenure as Chief Operating Officer, Ms. Marbert served as General Counsel of Interval from 1994 to 1999. Ms. Marbert joined Interval in 1984. Ms. Marbert also provides oversight to the Aston businesses.

        William L. Harvey, age 53, has served as Chief Financial Officer of ILG since August 2008. Prior to joining ILG in June 2008, Mr. Harvey served as the chief financial officer for TrialGraphix, Inc., a litigation support firm from August 2006 through November 2007. Between June 2003 and July 2006, Mr. Harvey served as a Vice President at LNR Property Corporation, a diversified real estate and finance company, managing various financial and accounting units. From September 1992 through February 2003, Mr. Harvey served as the Executive Vice President and Chief Financial Officer of Pan Am International Flight Academy, Inc., a private provider of flight training services. Mr. Harvey is a registered CPA who began his accounting career at Deloitte & Touche and was a partner in their Miami offices prior to September 1992. Mr. Harvey is a member of the Board of Directors of Summit Financial Services Group, Inc.

        John A. Galea, age 53, has served as Chief Accounting Officer of ILG since August 2008 and has served as Chief Financial Officer for Interval since October 2006. Prior to his tenure as Chief Financial Officer, Mr. Galea served as Interval's Senior Vice President—Chief Accounting Officer beginning in January 2004 and Vice President of Accounting and Corporate Controller beginning in 2000. Mr. Galea also provides management oversight to the Aston businesses.

        Victoria J. Kincke, age 53, has served as Secretary of ILG since May 2008 and as Senior Vice President and General Counsel of ILG since August 2008 and has served as Senior Vice President and General Counsel of Interval since May 2005. Prior to this time, Ms. Kincke served as General Counsel of Interval from July 1999. Ms. Kincke joined Interval in 1997. Ms. Kincke also provides management oversight to the Aston businesses.

        Marie A. Lee, age 53, has served as Chief Information Officer of ILG since August 2008 and since May 2005 has served as Chief Information Officer and Senior Vice President, U.S. Operations of Interval. Prior to this time, Ms. Lee served as Chief Information Officer of Interval from January 2004 and Senior Vice President, Information Technology of Interval from May 2000 to December 2003.

Code of Ethics.

        Our code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers (including ILG's CFO, CAO and Controller) and directors, is posted on our website at www.iilg.com/governance.cfm. The code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The NASDAQ Stock Market. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for ILG's executive officers, directors or senior financial officers, will also be disclosed on ILG's website.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this Report:

(1)
Consolidated Financial Statements of ILG

      Report of Independent Registered Public Accounting Firm.

      Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.

      Consolidated Balance Sheets as of December 31, 2008 and 2007.

      Consolidated Statements of Shareholders' Equity for the years ended December 31, 2008, 2007 and 2006.

      Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

      Notes to Consolidated Financial Statements.

  (2)
  Consolidated Financial Statement Schedule of ILG

      Schedule Number II    Valuation and Qualifying Accounts.

        All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

  (3)
  Exhibits

        The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith or incorporated herein by reference to the location indicated.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2009.

INTERVAL LEISURE GROUP, INC.
By:	/s/ CRAIG M. NASH Craig M. Nash Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG M. NASH Craig M. Nash	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2009
/s/ WILLIAM L. HARVEY William L. Harvey	Chief Financial Officer (Principal Financial Officer)	March 30, 2009
/s/ JOHN A. GALEA John A. Galea	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2009
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Director	March 30, 2009
/s/ GREGORY R. BLATT Gregory R. Blatt	Director	March 27, 2009
/s/ DAVID FLOWERS David Flowers	Director	March 30, 2009
/s/ GARY S. HOWARD Gary S. Howard	Director	March 30, 2009

Signature	Title	Date

/s/ LEWIS KORMAN Lewis Korman	Director	March 30, 2009
/s/ THOMAS J. KUHN Thomas J. Kuhn	Director	March 30, 2009
/s/ THOMAS MURPHY, JR. Thomas Murphy, Jr.	Director	March 30, 2009
/s/ AVY H. STEIN Avy H. Stein	Director	March 30, 2009

INDEX TO EXHIBITS

Exhibit		Description
2.1		Form of Separation and Distribution Agreement by and among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp(1)
2.2
Stock Purchase Agreement among Interval Acquisition Corp., Vacation Holdings Hawaii, Inc., as Purchasers, and Gaylord Entertainment Company and ResortQuest International, Inc., as Sellers, dated as of April 18, 2007(2)
3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.(1)
3.2		Amended and Restated By-laws of Interval Leisure Group, Inc.(1)
4.1		Indenture, dated as of August 19, 2008, by and among Interval Acquisition Corp., the Guarantors identified therein and the Bank of New York Mellon, as Trustee(1)
4.2
First Supplemental Indenture, dated as of August 20, 2008, among Interval Acquisition Corp., the Guarantors identified therein (including Interval Leisure Group, Inc.) and the Bank of New York Mellon, as Trustee(1)
10.1		Form of Tax Sharing Agreement among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp(1)
10.2		Form of Transition Services Agreement among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp(1)
10.3		Form of Employee Matters Agreement among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp(1)
10.4
Spinco Agreement, dated as of May 13, 2008, between IAC/InterActiveCorp, Liberty Media Corporation, LMC Silver King, Inc., Liberty HSN II, Inc., LMC USA VIII, Inc., LMC USA IX, Inc., LMC USA XI, Inc., LMC USA XII, Inc., LMC USA XIII, Inc., LMC USA XIV, Inc., LMC USA XV, Inc., Liberty Tweety, Inc., BDTV Inc., BDTV II Inc., BDTV III Inc., BDTV IV Inc. and Barry Diller(3)
10.5		Employment Agreement between Interval Leisure Group, Inc. and Craig M. Nash, dated as of July 31, 2008†(2)
10.6		Employment Agreement between Interval Leisure Group, Inc. and Jeanette E. Marbert, dated as of July 31, 2008†(2)
10.7		Severance Agreement between Interval Acquisition Corp. and John A. Galea, dated as of July 31, 2008†(2)
10.8		Severance Agreement between Interval Acquisition Corp. and Marie A. Lee, dated as of September 1, 2007†(2)
10.9		Severance Agreement between Interval Acquisition Corp. and Victoria J. Kincke, dated as of July 31, 2008†(2)
10.10	*	Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan, as amended†
10.11		Lease Agreement between Interval International, Inc., as Lessee, and Frank Guilford, Jr., effective November 1, 1999, as amended(2)
10.12		Deferred Compensation Plan for Non-Employee Directors†(2)

Exhibit		Description
10.13		Credit Agreement among Interval Acquisition Corp, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, The Lenders Party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, dated as of July 25, 2008(2)
10.14		Notes Exchange and Consent Agreement among IAC/InterActiveCorp, as Issuer, USANi LLC, as Guarantor, and The Bank of New York, as Trustee, dated as of July 17, 2008(4)
10.15		Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, among IAC/InterActiveCorp, Interval Leisure Group, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC(1)
10.16		Registration Rights Agreement, dated as of August 20, 2008, among Interval Leisure Group, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC(1)
10.17
Registration Rights Agreement, dated as of August 20, 2008, by and among Interval Acquisition Corp., the Guarantors identified therein (including Interval Leisure Group, Inc.) and the Exchanging Noteholders identified therein(1)
10.18		Employment Agreement between Interval Leisure Group, Inc. and William L. Harvey, dated as of August 25, 2008†(1)
10.19		Form of Restricted Stock Unit Agreement under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plans(5)
10.20		Form of Amendment to Employment Agreement between the Registrant and each of Craig M. Nash, Jeanette E. Marbert and William L. Harvey†(6)
21.1	*	Subsidiaries of Interval Leisure Group, Inc.
31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.3	*	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.3	**	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

†
Reflects management contracts and management and director compensatory plans

*
Filed Herewith.

**
Furnished Herewith

(1)
Incorporated herein by reference to Interval Leisure Group, Inc.'s Current Report on Form 8-K filed on August 25, 2008.

(2)
Incorporated herein by reference to Interval Leisure Group, Inc.'s Registration Statement on Form S-1 (File No. 333-152699).

(3)
Incorporated by reference to Exhibit 10.1 to IAC/InterActiveCorp's Current Report on Form 8-K (SEC File No. 0-20570) dated May 16, 2008.

(4)
Incorporated by reference to Exhibit 10.1 to IAC/InterActiveCorp's (File No. 001-34148) Quarterly Report on Form 10-Q filed August 6, 2008.

(5)
Incorporated herein by reference to Interval Leisure Group, Inc.'s Quarterly Report on Form 10-Q filed on November 18, 2008.

(6)
Incorporated herein by reference to Interval Leisure Group, Inc.'s Current Report on Form 8-K filed on January 5, 2009.

Schedule II

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts	Deductions(1)	Balance at End of Period
	(In thousands)
2008
Allowance for doubtful accounts	$352	$77	$(47)	$(81)	$301
Deferred tax valuation allowance	679	3	(4)	—	678
2007
Allowance for doubtful accounts	$255	$(95)	$200	$(8)	$352
Deferred tax valuation allowance	714	45	(80)	—	679
2006
Allowance for doubtful accounts	$619	$(182)	$(182)	$—	$255
Deferred tax valuation allowance	861	(147)	—	—	714

(1)
Write-off of uncollectible accounts receivable.