Form 10-Q
period 2009-03-31
Interval Leisure Group, Inc.
filed 2009-05-14
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 14, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 8, 2009, 56,357,501 shares of the Registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$111,241	$115,937
Cost of sales	32,090	36,081

Gross profit	79,151	79,856
Selling and marketing expense	13,118	12,605
General and administrative expense	21,425	19,575
Amortization expense of intangibles	6,476	6,477
Depreciation expense	2,163	2,235

Operating income	35,969	38,964
Other income (expense):
Interest income	389	2,016
Interest expense	(9,465)	(60)
Other income (expense)	1,410	(500)

Total other income (expense), net	(7,666)	1,456

Earnings before income taxes and noncontrolling interest	28,303	40,420
Income tax provision	(11,467)	(15,604)

Net income	16,836	24,816
Net income attributable to noncontrolling interest	(2)	(8)

Net income attributable to common shareholders	$16,834	$24,808

Earnings per share attributable to common shareholders:
Basic	$0.30	$0.44
Diluted	$0.30	$0.44
Weighted average number of common shares outstanding:
Basic	56,331	56,179
Diluted	56,571	56,179

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$119,378	$120,277
Restricted cash and cash equivalents	6,480	6,403
Accounts receivable, net of allowance of $467 and $301, respectively	32,253	17,646
Deferred income taxes	24,945	28,893
Deferred membership costs	14,578	13,816
Prepaid income taxes	2,103	—
Prepaid expenses and other current assets	22,069	20,186

Total current assets	221,806	207,221
Property and equipment, net	40,553	39,089
Goodwill	479,867	479,867
Intangible assets, net	158,537	165,013
Deferred membership costs	21,646	21,641
Deferred income taxes	5,183	5,297
Other non-current assets	22,331	19,080

TOTAL ASSETS	$949,923	$937,208

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$13,402	$11,789
Deferred revenue	108,604	95,565
Income taxes payable	—	13,817
Interest payable	2,626	11,327
Accrued compensation and benefits	12,821	12,292
Member deposits	9,473	8,932
Accrued expenses and other current liabilities	30,823	28,722
Current portion of long-term debt	11,250	15,000

Total current liabilities	188,999	197,444
Long-term debt, net of current portion	408,976	412,242
Other long-term liabilities	2,069	1,206
Deferred revenue	134,805	134,151
Deferred income taxes	68,142	62,600
Commitments and contingencies
EQUITY:
Preferred stock $.01 par value; authorized 25,000,000 shares, none issued and outstanding	—	—
Common stock $.01 par value; authorized 300,000,000 shares, 56,357,465 and 56,209,634 issued and outstanding shares, respectively	563	562
Additional paid-in capital	150,015	147,537
Retained earnings (deficit)	8,408	(8,426)
Accumulated other comprehensive loss	(12,482)	(10,534)

Total shareholders' equity	146,504	129,139
Noncontrolling interest	428	426

Total equity	146,932	129,565

TOTAL LIABILITIES AND EQUITY	$949,923	$937,208

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

			Shareholders' Equity
			Common Stock				Accumulated Other Comprehensive Loss
	Total Equity	Total Shareholders' Equity			Additional Paid-in Capital	Retained Earnings (Deficit)		Non- controlling Interest
			Amount	Shares
	(In thousands, except share data)
Balance as of December 31, 2008	$129,565	$129,139	$562	56,209,634	$147,537	$(8,426)	$(10,534)	$426
Comprehensive income:
Net income	16,836	16,834	—	—	—	16,834	—	2
Foreign currency translation	(1,948)	(1,948)	—	—	—	—	(1,948)	—

Comprehensive income	14,888	14,886
Non-cash compensation expense	1,945	1,945	—	—	1,945	—	—	—
Deferred restricted stock units released, net of withholding taxes	608	608	1	115,144	607	—	—	—
Issuance of common stock upon exercise of stock options	5	5	—	3,208	5	—	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(79)	(79)	—	30,898	(79)	—	—	—
Adjustment to issuance of common stock at spin-off	—	—	—	(1,419)	—	—	—	—

Balance as of March 31, 2009	$146,932	$146,504	$563	56,357,465	$150,015	$8,408	$(12,482)	$428

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$16,836	$24,816
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	6,476	6,477
Amortization of debt issuance costs	697	—
Depreciation expense	2,163	2,235
Accretion of original issue discount	484	—
Non-cash compensation expense	1,945	1,395
Deferred income taxes	9,480	805
Changes in assets and liabilities:
Accounts receivable	(14,816)	(8,082)
Prepaid expenses and other current assets	187	(485)
Accounts payable and other current liabilities	(4,977)	773
Income taxes payable	(15,803)	930
Deferred revenue	13,650	10,761
Other, net	(2,667)	(3,114)

Net cash provided by operating activities	13,655	36,511

Cash flows from investing activities:
Transfers to IAC	—	(32,566)
Capital expenditures	(3,669)	(2,440)

Net cash used in investing activities	(3,669)	(35,006)

Cash flows from financing activities:
Principal payments on term loan	(7,500)	—
Proceeds from the exercise of stock options	5	—
Release of deferred restricted stock units, net of withholding taxes	(431)	—
Vesting of restricted stock units, net of withholding taxes	(79)	—

Net cash used in financing activities	(8,005)	—

Effect of exchange rate changes on cash and cash equivalents	(2,880)	624

Net increase (decrease) in cash and cash equivalents	(899)	2,129
Cash and cash equivalents at beginning of period	120,277	67,113

Cash and cash equivalents at end of period	$119,378	$69,242

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,952	$—
Income taxes, net of refunds, including amounts paid in 2008 to IAC for ILG's share of IAC's consolidated tax liability	$17,791	$13,868

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Spin-Off

        In connection with a plan by IAC/Interactive Corp. ("IAC") to separate into five publicly traded companies, Interval Leisure Group ('ILG") was incorporated as a Delaware corporation in May 2008. In these consolidated financial statements, we refer to the separation transaction as the "spin-off." Prior to the spin-off, ILG did not have any material assets or liabilities, nor did it engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities.

        Since completion of the spin-off, ILG consists of two operating segments, Interval and Aston. Interval consists of Interval International, Inc. and its subsidiaries, other than those in the Aston segment. Aston consists of Aston Hotels & Resorts. LLC (formerly known as ResortQuest Hawaii) and Maui Condo and Home, LLC (formerly known as ResortQuest Real Estate of Hawaii), which were acquired on May 31, 2007. These businesses formerly comprised IAC's Interval segment. The businesses operated by ILG following the spin-off are referred to herein as the "ILG Businesses."

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

Basis of Presentation

        The historical consolidated financial statements of ILG and its subsidiaries reflect the contribution or other transfer to ILG of all of the subsidiaries and assets and the assumption by ILG of all of the liabilities relating to the ILG Businesses in connection with the spin-off, and the allocation to ILG of certain IAC corporate expenses relating to the ILG Businesses prior to the spin-off. Accordingly, the historical consolidated financial statements of ILG reflect the historical financial position, results of operations and cash flows of the ILG Businesses since their respective dates of acquisition by IAC, based on the historical consolidated financial statements and accounting records of IAC and using the historical results of operations and historical basis of the assets and liabilities of the ILG Businesses with the exception of accounting for income taxes. For purposes of these financial statements, income

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

taxes for periods prior to the spin-off have been computed for ILG on an as if stand-alone, separate tax return basis. Intercompany transactions and accounts have been eliminated.

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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of ILG's management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with ILG's audited consolidated financial statements and notes thereto for the year ended December 31, 2008.

Reclassifications

        In our consolidated statements of income, certain expenses in the three month period ended March 31, 2008 have been reclassified to conform to the current period presentation. The current presentation of these expenses (telephone, rent, credit card commissions, distribution and deferred membership costs) applies an allocation better aligned with the utilization of resources. These reclassifications had no impact on operating income or net income for the three months ended March 31, 2008. The table below summarizes these reclassifications (in thousands).

	Three Months Ended March 31, 2008
	As Previously Reported	Reclass	As Reclassified
Cost of sales	$36,033	$48	$36,081
Selling and marketing expense	12,263	342	12,605
General and administrative expense	19,965	(390)	19,575

        Additionally, the adoption of Statement of Financial Accounting Standards ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"), contains presentation and disclosure requirements to be applied retrospectively for all periods presented. Consequently, this has resulted in reclassification of noncontrolling interest which is presented as part of equity in our consolidated balance sheets. Also, noncontrolling interest has been presented as a reconciling item in the consolidated statements of income and equity.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

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

        In January 2009, ResortQuest Hawaii returned to its former name of Aston Hotels & Resorts as part of its re-branding campaign.

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

        Significant estimates underlying the accompanying consolidated financial statements include: the recovery of goodwill and other intangible assets; the determination of deferred income taxes, including related valuation allowances; the determination of deferred revenue and membership costs; and assumptions related to the determination of stock-based compensation.

Earnings per Share

        Basic earnings per share attributable to common shareholders is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share attributable to common shareholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders for the three months ended March 31, 2009 do not include approximately 4.6 million stock options and restricted stock units ("RSUs"), as the effect of their inclusion would have been anti-dilutive to earnings per share.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Basic weighted average shares outstanding	56,331	56,179
Net effect of common stock equivalents assumed to be exercised related to RSUs	218	—
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	22	—

Diluted weighted average shares outstanding	56,571	56,179

        For the three months ended March 31, 2008, basic and diluted weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

Recent Accounting Pronouncements

        With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to the Company.

        In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") SFAS No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). This release amends SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," and requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The release also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt FSP FAS 107-1 and APB 28-1 and provide the additional disclosure required therein during second quarter 2009.

        In April 2009, the FASB issued FSP FAS No. 157-4, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed" ("FSP FAS 157-4"). FSP FAS 157-4 provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, "Fair Value Measurements." FSP FAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt the provisions of FSP FAS 157-4 during second quarter 2009 and do not expect the adoption of this accounting

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

pronouncement to have a material effect on our consolidated financial position, results of operations, cash flows or related disclosures.

        In April 2009, the FASB issued FSP FAS No. 115-2, FAS No. 124-2, and Emerging Issues Task Force ("EITF") No. 99-20-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This release provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments to more effectively communicate when an other-than-temporary impairment event has occurred. This Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt the provisions of this Staff Position during second quarter 2009 and do not expect the adoption of this accounting pronouncement to have a material effect on our consolidated financial position, results of operations, cash flows or related disclosures.

Adopted Accounting Pronouncements

        Effective January 1, 2009, we adopted FSP FAS No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3") which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141R. The FSP also requires enhanced disclosures when an intangible asset's expected future cash flows are affected by an entity's intent and/or ability to renew or extend the arrangement. The adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        Effective January 1, 2009, we adopted FSP FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS No. 157 to non-financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        Effective January 1, 2009, we adopted SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009. The adoption of SFAS No. 141R did not have an impact on our consolidated financial position, results of operations, cash flows or related disclosures.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133" ("SFAS No. 161"). The objective of SFAS No. 161 is to improve financial reporting on derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this standard on January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In December 2007, the FASB issued SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be applied prospectively, except as it relates to disclosures, for which the effects will be applied retrospectively for all periods presented. We adopted this standard on January 1, 2009. The presentation and disclosure requirements of SFAS No. 160, which must be applied retrospectively for all periods presented, have resulted in reclassifications to our prior period consolidated financial information. The adoption of this standard had no effect on operating income or net income in the current period or any prior periods.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        The balance of goodwill and other intangible assets, net is as follows (in thousands):

	March 31, 2009	December 31, 2008
Goodwill	$479,867	$479,867
Other intangible assets with indefinite lives	35,300	35,300
Intangible assets with definite lives, net	123,237	129,713

Total goodwill and other intangible assets, net	$638,404	$644,880

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Intangible assets with indefinite lives relate principally to trade names and trademarks. At March 31, 2009, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(84,444)	$45,056
Purchase agreements	73,500	(47,928)	25,572
Resort management contracts	45,700	(5,985)	39,715
Technology	24,630	(24,607)	23
Other	16,878	(4,007)	12,871

Total	$290,208	$(166,971)	$123,237

        At December 31, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(81,207)	$48,293
Purchase agreements	73,500	(46,091)	27,409
Resort management contracts	45,700	(5,168)	40,532
Technology	24,630	(24,606)	24
Other	16,878	(3,423)	13,455

Total	$290,208	$(160,495)	$129,713

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2008 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2009	$25,904
2010	25,904
2011	25,844
2012	19,631
2013	3,760
2014 and thereafter	28,670

Total	$129,713

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        There were no changes in the carrying amount of goodwill for the three months ended March 31, 2009. Goodwill related to the Interval and Aston segments was $474.7 million and $5.2 million, respectively, as of March 31, 2009.

        Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill acquired in business combinations is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date. ILG tests goodwill and other indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded.

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	March 31, 2009	December 31, 2008
Computer equipment	$13,950	$13,534
Capitalized software	39,143	37,929
Buildings and leasehold improvements	20,844	20,858
Furniture and other equipment	9,649	9,815
Projects in progress	8,180	6,480

	91,766	88,616
Less: accumulated depreciation and amortization	(51,213)	(49,527)

Total property and equipment, net	$40,553	$39,089

NOTE 5—LONG-TERM DEBT

        The balance of long-term debt is as follows (in thousands):

March 31, 2009
9.5% Interval Senior Notes, net of unamortized discount of $22,274	$277,726
Term loan (interest rate of 3.27% at March 31, 2009)	142,500
Revolving credit facility	—

Total long-term debt	420,226
Less: Current maturities	(11,250)

Total long-term debt, net of current maturities	$408,976

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

9.5% Interval Senior Notes

        In connection with the spin-off of ILG, on July 17, 2008, Interval Acquisition Corp., a subsidiary of ILG, ("Issuer") agreed to issue $300.0 million of aggregate principal amount of 9.5% Senior Notes due 2016 ("Interval Senior Notes") to IAC, and IAC agreed to exchange such Interval Senior Notes for certain of IAC's 7% senior unsecured notes due 2013 pursuant to a notes exchange and consent agreement. The issuance occurred on August 19, 2008 with original issue discount of $23.5 million, based on the difference between the interest rate on the notes and the effective interest rate that would have been payable on the notes if issued in a market transaction based on market conditions existing on July 17, 2008, the date of pricing, estimated to be 11%. The exchange occurred on August 20, 2008. Interest on the Interval Senior Notes is payable semi-annually in cash in arrears on September 1 and March 1 of each year, commencing March 1, 2009. The Interval Senior Notes are guaranteed by all entities that are domestic subsidiaries of Interval Acquisition Corp and by ILG. The Interval Senior Notes are redeemable by the issuer in whole or in part, on or after September 1, 2012 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the event of a change of control (as defined in the indenture), the Issuer is obligated to make an offer to all holders to purchase the Interval Senior Notes at a price equal to 101% of the face amount. The change of control put option is a derivative under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") that is required to be bifurcated from the host instrument, however, the value of the derivative is not material to our current financial position and results of operations. Subject to specified exceptions, the Issuer is required to make an offer to purchase Interval Senior Notes at a price equal to 100% of the face amount, in the event the Issuer or its restricted subsidiaries complete one or more asset sales and more than $25.0 million of the aggregate net proceeds are not invested (or committed to be invested) in the business or used to repay senior debt within one year after receipt of such proceeds. The original issue discount is being amortized to "Interest expense" using the effective interest method through maturity.

        On August 20, 2008, the Issuer and the guarantors entered into a Registration Rights Agreement with the holders of the Interval Senior Notes that required that within 45 days of the exchange ILG file a registration statement to either exchange the Interval Senior Notes for registered Interval Senior Notes or to register the resale of the Interval Senior Notes. The exchange offer was completed in February 2009.

Senior Secured Credit Facility

        In connection with the spin-off of ILG, on July 25, 2008, Interval Acquisition Corp. entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan, of which $142.5 million is outstanding at March 31, 2009, and a $50.0 million revolving credit facility.

        The principal amount of the term loan is payable quarterly over a five-year term (approximately $3.8 million quarterly through December 31, 2010, $5.6 million quarterly through December 31, 2012, and approximately $25.0 million quarterly through July 25, 2013). As of March 31, 2009, we voluntarily prepaid the June 30, 2009 principal payment. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rates per annum applicable to loans under the senior

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

secured credit facility are, at Interval Acquisition Corp.'s option, equal to either a base rate or a LIBOR rate plus an applicable margin, which varies with the total leverage ratio of Interval Acquisition Corp. As of March 31, 2009, the applicable margin was 2.75% per annum for LIBOR term loans, 2.25% per annum for LIBOR revolving loans, 1.75% per annum for base rate term loans and 1.25% per annum for base rate revolving loans. The revolving credit facility has a facility fee of 0.50%.

        We have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $70,000 at March 31, 2009, leaving $49.9 million of borrowing capacity at March 31, 2009. There have been no borrowings under the revolving credit facility through March 31, 2009.

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

Restrictions and Covenants

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans, investments and capital expenditures, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year commencing with December 31, 2009. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of March 31, 2009, ILG was in compliance with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.68 and 4.76, respectively.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

Debt Issuance Costs

        At March 31, 2009, total debt issue costs were $11.6 million, net of $0.7 million of accumulated amortization, of which $11.4 million was included in "Other non-current assets" and $0.2 million in "Prepaid expenses and other current assets." Debt issuance costs are amortized to "Interest expense" through maturity of the related debt using the effective interest method.

NOTE 6—SHAREHOLDERS' EQUITY

        In order to effect the spin-off, 56,178,935 shares of ILG common stock were issued whereby each holder of one share of IAC common stock received 1/5 of an ILG share. ILG has 300 million authorized shares of common stock, par value of $.01 per share. At March 31, 2009, 56.4 million shares of ILG common stock were outstanding.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of March 31, 2009. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

        During the first quarter 2009, we delivered 115,144 of deferred RSUs, net of withholding taxes, which represented RSUs accelerated to vest prior to the spin-off, but for which the issuance of common shares was deferred until January 2, 2009.

NOTE 7—BENEFIT PLANS

        Prior to the spin-off and through December 31, 2008, ILG participated in a retirement saving plan sponsored by IAC that qualified under Section 401(k) of the Internal Revenue Code. Effective January 1, 2009, the net assets available for benefits for the employees of ILG was transferred from the IAC plan to a newly created ILG plan. Under the ILG plan, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG's discretionary match under the ILG plan is fifty cents for each dollar a participant contributes in the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to IRS restrictions. Starting with the March 1, 2009 payroll, we suspended these matching contributions for the remainder of the 2009 calendar year. Matching contributions for the plan were approximately $0.3 million for the three months ended March 31, 2009 (for the ILG plan) and $0.5 million for the three months ended March 31, 2008 (for the IAC plan). Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 4,835 share units were outstanding at March 31, 2009. ILG does not provide

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 7—BENEFIT PLANS (Continued)

matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

NOTE 8—STOCK-BASED COMPENSATION

        In connection with the spin-off, 2.1 million stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. To the extent that these stock options are dilutive, we have included them in the diluted earnings per share.

        Prior to the spin-off, equity awards to ILG employees were granted under various IAC stock and annual incentive plans. In connection with the spin-off, all of IAC's existing RSUs and stock options were modified, either accelerated and vested or converted accordingly based on a conversion factor. No ILG employees or former employees of ILG held any options as of August 20, 2008.

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

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. All outstanding award agreements provide for settlement, upon vesting, in stock for U.S. employees. For non-U.S. employees, all grants issued prior to the spin-off provide for settlement upon vesting in cash, while grants since the spin-off provide for settlement upon vesting in stock. Each RSU is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Certain RSUs, in addition, are subject to attaining specific performance criteria. ILG recognizes non-cash compensation expense for all RSUs held by ILG's employees (including RSUs for stock of IAC or the other spun-off companies held by ILG employees) for which vesting is considered probable. For RSUs to be settled in stock, the accounting charge is measured at the grant date as the fair value of ILG common stock and expensed ratably as non-cash compensation over the vesting term. The expense associated with RSU awards (including RSUs for stock of IAC or the other spun-off companies) to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock, as compensation expense within general and administrative expense.

        On August 20, 2008, in connection with the spin-off, non-employee members of the Board of Directors and certain ILG executive officers were awarded a total of 917,137 RSUs under the 2008 Incentive Plan. The aggregate estimated value of the awards is being amortized to expense on a straight-line basis over the applicable vesting period of the awards.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 8—STOCK-BASED COMPENSATION (Continued)

        On March 24, 2009, the Compensation Committee granted 1.2 million RSUs to certain officers and employees of ILG and its subsidiaries. Of these RSUs granted, 183,391 RSUs are subject to performance criteria that could result in up to 200% of these awards being earned based on performance level.

        Non-cash compensation expense related to RSUs for the three months ended March 31, 2009 and 2008 was $1.9 million and $1.4 million, respectively. Non-cash compensation expense for 2008 through the date of the spin-off, was maintained by and allocated to us from IAC. At March 31, 2009, there was approximately $26.2 million of unrecognized compensation cost, net of forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 3.1 years.

        Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of sales	$133	$108
Selling and marketing expense	146	118
General and administrative expense	1,666	1,169

Non-cash compensation expense	$1,945	$1,395

        The following table summarizes RSU activity during the three months ended March 31, 2009:

	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	1,685	$18.72
Granted	1,206	5.12
Vested	(53)	20.24
Forfeited	(13)	24.67

Non-vested RSUs at March 31	2,825	$10.67

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

        These shares are subject to a put right by the holder and a call right by ILG, which are not exercisable until the first quarter of 2013 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 8—STOCK-BASED COMPENSATION (Continued)

Aston. The initial value of the preferred interest was equal to the acquisition price of Aston. The preferred interest accretes at a 10% annual rate. Upon exercise of the put or call the consideration is payable in ILG shares or cash or a combination thereof at ILG's option. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price. The unrecognized compensation cost related to this equity award is $0.3 million at March 31, 2009 and December 31, 2008.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 9—SEGMENT INFORMATION (Continued)

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Interval
Revenue	$97,322	$96,834
Cost of sales	22,282	23,356

Gross profit	75,040	73,478
Selling and marketing expense	12,404	11,630
General and administrative expense	20,207	18,193
Amortization expense	5,240	5,241
Depreciation expense	1,958	2,064

Segment operating income	$35,231	$36,350

Aston
Revenue	$13,919	$19,103
Cost of sales	9,808	12,725

Gross profit	4,111	6,378
Selling and marketing expense	714	975
General and administrative expense	1,218	1,382
Amortization expense	1,236	1,236
Depreciation expense	205	171

Segment operating income	$738	$2,614

Consolidated
Revenue	$111,241	$115,937
Cost of sales	32,090	36,081

Gross profit	79,151	79,856
Direct segment operating expenses	43,182	40,892

Operating income	$35,969	$38,964

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 9—SEGMENT INFORMATION (Continued)

        ILG maintains operations in the United States, the United Kingdom and other international territories. Geographic information on revenue, which is based on sourcing, and long-lived assets, which are based on physical location, is presented below (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue:
United States	$93,963	$97,289
All other countries	17,278	18,648

Total	$111,241	$115,937

	March 31, 2009	December 31, 2008
Long-lived assets (excluding goodwill and intangible assets):
United States	$39,443	$37,886
All other countries	1,110	1,203

Total	$40,553	$39,089

NOTE 10—COMPREHENSIVE INCOME

        Comprehensive income is comprised of (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income attributable to common shareholders	$16,834	$24,808
Foreign currency translation	(1,948)	722

Comprehensive income	$14,886	$25,530

        Accumulated other comprehensive income (loss) is solely related to foreign currency translation. Only the accumulated other comprehensive income (loss) exchange rate adjustment related to Venezuela is tax effected, as required by APB 23, since the earnings in Venezuela are not indefinitely reinvested in that jurisdiction.

NOTE 11—INCOME TAXES

        ILG calculates its interim income tax provision in accordance with APB No. 28 and FASB Interpretation No. 18. At the end of each interim period, ILG makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 11—INCOME TAXES (Continued)

in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

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

        A valuation allowance for deferred tax assets is provided when it is more likely than not that certain deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the history of taxable income in recent years, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies to make this assessment.

        For the three months ended March 31, 2009, ILG recorded a tax provision of $11.5 million, which represents an effective tax rate of 40.5%. This tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended March 31, 2009, the rate increased primarily due to income taxes associated with the effects of the change in California tax legislation that was enacted during the quarter.

        For the three months ended March 31, 2008, ILG recorded a tax provision of $15.6 million, which represents an effective tax rate of 38.6%. This tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

        As of March 31, 2009 and December 31, 2008, ILG had unrecognized tax benefits of $0.1 million. There were no material increases or decreases in unrecognized tax benefits for the three months ended March 31, 2009. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three months ended March 31, 2009. As of March 31, 2009, ILG accrued $0.3 million for the payment of interest and penalties.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 11—INCOME TAXES (Continued)

Agreement, as discussed below, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period.

        The Internal Revenue Service (IRS) is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes the operations of ILG from September 24, 2002, its date of acquisition by IAC. The statute of limitations for 2004 and prior years has been extended to December 31, 2009. The IRS examination for the years 2001 through 2003 is expected to be completed in 2009, and the examination for the years 2004 through 2006 is expected to be completed in 2011. Various IAC consolidated tax returns filed with state and local jurisdictions are currently under examination, the most significant of which are California, Florida, New York State and New York City, for various tax years beginning with December 31, 2001. These examinations are expected to be completed in 2010.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting date due primarily to anticipated settlements with taxing authorities. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

Tax Sharing Agreement

        The Tax Sharing Agreement governs the respective rights, responsibilities and obligations of IAC, ILG and the other Spincos (members of the IAC group that were spun-off, including ILG are collectively referred to as "Spincos") with respect to taxes for periods ending on or before the spin-off. In general, pursuant to the Tax Sharing Agreement, IAC will prepare and file the consolidated federal income tax return, and any other tax returns that include IAC (or any of its subsidiaries) and ILG (or any of its subsidiaries) for all taxable periods ending on or prior to, or including, August 20, 2008, with the appropriate tax authorities, and, except as otherwise set forth below, IAC will pay any taxes relating thereto to the relevant tax authority (including any taxes attributable to an audit adjustment with respect to such returns; provided that IAC will not be responsible for audit adjustments relating to the business of ILG (or any of its subsidiaries) with respect to pre-spin off periods if ILG fails to fully cooperate with IAC in the conduct of such audit). Under the Tax Sharing Agreement, with respect to the consolidated federal income tax return of IAC and its subsidiaries for any taxable year that includes ILG, IAC shall determine in its sole discretion whether to elect ratable allocation under applicable U.S. Treasury Regulations. ILG shall, and shall cause each member of its group, to take all actions necessary to give effect to such election. Depending on such election, which IAC will determine prior to September 15, 2009, the amount of taxes payable by IAC with respect to the period prior to and including August 20, 2008, and by ILG for the period August 21, 2008 to December 31, 2008, may differ from previously reported amounts.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 11—INCOME TAXES (Continued)

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

        Under U.S. federal income tax law, IAC and the Spincos are severally liable for all of IAC's federal income taxes attributable to periods prior to and including IAC's year ended December 31, 2008. Thus, if IAC failed to pay the federal income taxes attributable to it under the Tax Sharing Agreement for periods prior to and including the current taxable year of IAC, the Spincos would be severally liable for such taxes. In the event a Spinco is required to make a payment in respect of a spin-off related tax liability of the IAC consolidated federal income tax return group under these rules for which such Spinco is not responsible under the Tax Sharing Agreement and full indemnification cannot be obtained from the Spinco responsible for such payment under the Tax Sharing Agreement, IAC will indemnify the Spinco that was required to make the payment from and against the portion of such liability for which full indemnification cannot be obtained from the Spinco responsible for such payment under the Tax Sharing Agreement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 11—INCOME TAXES (Continued)

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

        ILG has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events. At March 31, 2009, total guarantees, surety bonds and letters of credit total $24.7 million, with the highest annual amount of $13.2 million occurring in year one. Guarantees represent $22.3 million of this total and primarily relate to Aston's property management agreements, including those with guaranteed dollar amounts. In addition, certain of Aston's property management agreements provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and Aston either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, amounts are not expected to be significant.

NOTE 13—RELATED PARTY TRANSACTIONS

        Effective upon the completion of the spin-off, IAC ceased to be a related party to ILG. Prior to the spin-off, ILG paid a dividend in cash and Interval Senior Notes to IAC of $365.9 million and the receivable from IAC totaling $496.0 million was extinguished by recording a non-cash distribution to IAC, as reflected in our consolidated statement of shareholders' equity.

        Through August 20, 2008 (the effective date of the spin-off), ILG's expenses included allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These allocations were based on the ratio of ILG's revenue as a

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 13—RELATED PARTY TRANSACTIONS (Continued)

percentage of IAC's total revenue. Allocated costs were $0.3 million for the three months ended March 31, 2008, and are included in "General and Administrative Expenses" in our consolidated statements of income. The expense allocations from IAC ceased after the spin-off on August 20, 2008. It is not practicable to determine the actual expenses that would have been incurred for these services had ILG operated as a stand-alone entity. In the opinion of management, the allocation method is reasonable.

        The portion of interest income reflected in the consolidated statement of income that is intercompany in nature, was $1.3 million for the three months ended March 31, 2008. This intercompany interest related to the receivables from IAC and ceased upon spin-off on August 20, 2008.

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

  •
  Transition Services Agreement.  This agreement governs the provision of transition services among IAC, ILG and the other spun-off companies.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 13—RELATED PARTY TRANSACTIONS (Continued)

        Aggregate revenue earned by ILG with respect to these commercial agreements with IAC subsidiaries was not material in the three months ended March 31, 2009. ILG incurred approximately $0.1 million in expenses during the three months ended March 31, 2009 related to these commercial agreements with IAC subsidiaries.

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

Other Transaction

        ILG has an agreement with Arise Virtual Solutions ("Arise") to provide outsourced call center services. Arise was considered a related party through August 20, 2008, the spin-off date, because one of IAC's board members is a partner of Accretive LLC, which owns Arise. During the three months ended March 31, 2008, total payments of $1.0 million were made to Arise.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION

        The Interval Senior Notes are guaranteed by ILG and the domestic subsidiaries of the Issuer. These guarantees are full and unconditional and joint and several.

        The following tables present condensed consolidating financial information as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 for ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined guarantor subsidiaries of ILG (collectively, the "Guarantor Subsidiaries"), the combined non-guarantor subsidiaries of ILG (collectively, the "Non-Guarantor Subsidiaries") and ILG on a consolidated basis (in thousands). ILG was incorporated in May 2008 and became the parent company of the Issuer in August 2008. Therefore, results of operations of ILG are included in the 2009 periods only.

Balance Sheet as of March 31, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$68	$162	$142,976	$78,600	$—	$221,806
Property and equipment, net	1,028	—	38,415	1,110	—	40,553
Goodwill and intangible assets, net	—	337,099	301,305	—	—	638,404
Investment in subsidiaries	144,857	676,297	39,307	—	(860,461)	—
Other assets	—	8,639	32,071	8,450	—	49,160

	$145,953	$1,022,197	$554,074	$88,160	$(860,461)	$949,923

Current liabilities	$622	$12,366	$150,946	$25,065	$—	$188,999
Other liabilities	—	407,541	189,883	16,568	—	613,992
Intercompany liabilities (receivables) / equity	(1,173)	457,433	(463,480)	7,220	—	—
Shareholders' equity	146,504	144,857	676,297	39,307	(860,461)	146,504
Noncontrolling interest	—	—	428	—	—	428

	$145,953	$1,022,197	$554,074	$88,160	$(806,461)	$949,923

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Balance Sheet as of December 31, 2008	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$10	$236	$134,514	$72,461	$—	$207,221
Property and equipment, net	1,090	—	36,797	1,202	—	39,089
Goodwill and intangible assets, net	—	342,175	302,705	—	—	644,880
Investment in subsidiaries	127,421	638,411	34,988	—	(800,820)	—
Other assets	—	9,262	28,264	8,492	—	46,018

	$128,521	$990,084	$537,268	$82,155	$(800,820)	$937,208

Current liabilities	$1,173	$24,817	$149,011	$22,443	$—	$197,444
Other liabilities	—	410,807	185,271	14,121	—	610,199
Intercompany liabilities (receivables) / equity	(1,791)	427,039	(435,851)	10,603	—	—
Shareholders' equity	129,139	127,421	638,411	34,988	(800,820)	129,139
Noncontrolling interest	—	—	426	—	—	426

	$128,521	$990,084	$537,268	$82,155	$(800,820)	$937,208

Statement of Income for the Three Months Ended March 31, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$98,328	$12,913	$—	$111,241
Operating expenses	(694)	(5,240)	(60,612)	(8,726)	—	(75,272)
Interest income, net	—	(9,431)	(27)	382	—	(9,076)
Other income (expense), net	17,266	26,406	3,755	1,330	(47,347)	1,410
Income taxes	262	5,531	(15,036)	(2,224)	—	(11,467)

Net income	16,834	17,266	26,408	3,675	(47,347)	16,836
Net income attributable to noncontrolling interest	—	—	(2)	—	—	(2)

Net income attributable to common shareholders	$16,834	$17,266	$26,406	$3,675	$(47,347)	$16,834

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Three Months Ended March 31, 2008	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$101,277	$14,660	$—	$115,937
Operating expenses	(5,241)	(61,458)	(10,274)	—	(76,973)
Interest income (expense), net	1,276	(34)	714	—	1,956
Other income (expense), net	27,276	2,830	(427)	(30,179)	(500)
Income taxes	1,497	(15,332)	(1,769)	—	(15,604)

Net income	24,808	27,283	2,904	(30,179)	24,816
Net income attributable to noncontrolling interest	—	(8)	—	—	(8)

Net income attributable to common shareholders	$24,808	$27,275	$2,904	$(30,179)	$24,808

Statement of Cash Flows for the Three Months Ended March 31, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$147	$(11,788)	$23,276	$2,020	$13,655
Cash flows provided by (used in) investing activities	282	19,283	(24,870)	1,636	(3,669)
Cash flows used in financing activities	(429)	(7,495)	(81)	—	(8,005)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,880)	(2,880)
Cash and cash equivalents at beginning of period	—	—	58,913	61,364	120,277

Cash and cash equivalents at end of period	$—	$—	$57,238	$62,140	$119,378

Statement of Cash Flows for the Three Months Ended March 31, 2008	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by operating activities	$2,605	$28,793	$5,113	$36,511
Cash flows used in investing activities	(2,605)	(32,378)	(23)	(35,006)
Cash flows provided by financing activities	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	624	624
Cash and cash equivalents at beginning of period	—	2,438	64,675	67,113

Cash and cash equivalents at end of period	$—	$(1,147)	$70,389	$69,242

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

        Since completion of the spin-off, ILG consists of two operating segments, Interval and Aston. Interval consists of Interval International, Inc. and its subsidiaries, other than those in the Aston segment. Aston consists of Aston Hotels & Resorts, LLC (formerly known as ResortQuest Hawaii) and Maui Condo and Home, LLC (formerly known as ResortQuest Real Estate of Hawaii), which were acquired on May 31, 2007. These businesses formerly comprised IAC's Interval segment. The businesses operated by ILG following the spin-off are referred to herein as the "ILG Businesses."

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

Vacation Ownership Membership Services (Interval)

        Interval has been at the forefront of the vacation ownership membership services industry since its founding in 1976, and we operate one of the leading vacation ownership membership exchange networks, the Interval Network. As of March 31, 2009:

  •
  the large and diversified base of resorts participating in the Interval Network consisted of over 2,400 resorts located in more than 75 countries and included both leading independent resort developers and branded hospitality companies; and

  •
  approximately 1.9 million vacation ownership interest owners were enrolled as members of the Interval Network.

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

Hotel and Resort Management and Vacation Rental Services (Aston)

        Through Aston, we provide (i) hotel and resort management and vacation rental services for owners of resort condominiums and other vacation properties and (ii) hotel management services to owners of traditional hotels. Such vacation properties and hotels are not owned by us. As of March 31, 2009, Aston provided resort management at 25 resorts and hotels, as well as more limited management services at 22 properties.

        Revenue from Aston is derived principally from management fees for hotel and resort management and vacation rental services. Fees consist of a base management fee and, in some instances, an incentive fee. A majority of the resort management agreements provide that owners receive either specified percentages of the revenue generated under Aston management or guaranteed dollar amounts. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or amounts, and Aston either retains the balance (if any) as its management fee or makes up the deficit.

        In January 2009, ResortQuest Hawaii returned to its former name of Aston Hotels & Resorts as part of its re-branding campaign.

International Operations

        International revenue decreased 7.3% in the three months ended March 31, 2009 compared to 2008. As a percentage of our total revenue, international revenue decreased slightly to 15.5% in the three months ended March 31, 2009 from 16.1% in 2008.

        International revenue in the first quarter 2009 was affected by unfavorable foreign currency translations when compared to 2008. Excluding this effect, international revenue grew 12.1% in the three months ended March 31, 2009 compared to 2008 and as a percentage of our total revenue, international revenue grew to 18.2% in the three months ended March 31, 2009 from 16.1% in 2008.

Other Factors Affecting Results

        Our first quarter 2009 financial results have been impacted by $9.5 million of interest expense, $0.6 million of incremental non-cash compensation expense and $1.3 million of incremental stand-alone and public company costs, all related to our spin-off from our former parent on August 20, 2008, as well as unfavorable foreign currency fluctuations to the reporting currency from the prior year quarter due to the strengthening of the U.S. dollar. The tightening of the market for debt financing, particularly with respect to receivables financing, has caused resort developers to focus on their liquidity. Developers have taken measures to contract their sales and marketing and development initiatives, which in turn impacts the flow of new members to our exchange networks.

        Our Aston segment has been impacted during 2008 and into the first quarter of 2009 by the decline in visitors to Hawaii which decreased 14.4% for the three months ended March 31, 2009 as compared to the prior year period, according to the Hawaii Department of Business, Economic Development and Tourism. A decline in visitors is expected to continue throughout the remainder of 2009.

Results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

Revenue

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$97,322	0.5%	$96,834
Aston	13,919	(27.1)%	19,103

Total revenue	$111,241	(4.1)%	$115,937

        Revenue for the three months ended March 31, 2009 decreased $4.7 million, or 4.1%, from the comparable period in 2008.

        The Interval segment revenue increased slightly by $0.5 million from the prior year period. Total member revenue, which primarily consists of membership fee and transactional and service fees, increased $1.7 million, or 1.8%. Total active members at March 31, 2009 decreased 4.3% from 2008 to approximately 1.9 million. Overall average revenue per member increased 5.1% to $49.18 in 2009 from $46.80 in 2008. Transaction revenue increased $1.1 million, or 1.9%, primarily due to a $1.9 million increase in reservation servicing fees related to additional activity from existing and new servicing arrangements as compared to the prior year period, partly offset by a $0.8 million decrease in transaction revenue from exchanges and Getaways due to a 1.7% decrease in average fees from exchanges and Getaways. Membership fee revenue increased $0.5 million, or 1.6%, due to a 4.9% increase in average membership fees, offset by a 3.1% decrease in average active members.

        The Interval segment revenue in the first quarter 2009 was affected by unfavorable foreign currency translations of $3.6 million resulting from the strengthening of the U.S. dollar when compared to 2008. Excluding this effect, Interval segment revenue would have increased $4.1 million, resulting in a 4.3% increase in the first quarter of 2009 compared to 2008.

        The Aston segment revenue decreased 27.1%, or $5.2 million, which included a 22.2% decrease in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. The decrease in fee income earned by Aston from managed vacation properties was driven by a reduction in revenue per available room ("RevPAR"). Lower occupancy, and to a lesser extent, lower average daily rate led to the reduction in RevPAR. Occupancy rates during the first three months of 2009 continue to be negatively impacted by overall macroeconomic conditions driving consumer discretionary spending. Aston has been generally tracking the results of comparable properties in the Hawaii market.

Cost of sales

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$22,282	(4.6)%	$23,356
Aston	9,808	(22.9)%	12,725

Total cost of sales	$32,090	(11.1)%	$36,081

As a percentage of total revenue	28.8%	(7.3)%	31.1%
Gross margin	71.2%	3.3%	68.9%

        Cost of sales consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in servicing Interval's members, the cost of rental inventory used primarily for Getaways, and compensation and other employee-related costs for personnel engaged in providing services to property owners and/or guests of Aston's managed vacation properties.

        Cost of sales in 2009 decreased $4.0 million from 2008, of which Interval and Aston contributed $1.1 million and $2.9 million of the decrease, respectively. Overall gross margin increased by 3.3% to 71.2% for the three months ended March 31, 2009 compared 2008. Interval's gross margin increased by 1.6%, while Aston's gross margin decreased 11.5%. Aston has lower gross margins than Interval primarily due to the compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. Interval's cost of sales decreased primarily due to decreases of $0.6 million in compensation and other employee-related costs and $0.5 million in the cost of rental inventory for use primarily in Getaways. The decrease in compensation and other employee-related costs is due primarily to a decrease of approximately 1.8% in operational headcount. The decrease in Aston's cost of sales was primarily due to a decrease in operational headcount servicing Aston's managed vacation properties.

Selling and marketing expense

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Selling and marketing expense	$13,118	4.1%	$12,605
As a percentage of total revenue	11.8%	8.5%	10.9%

        Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in sales and sales support functions. Advertising and promotional expenditures primarily include printing costs of directories and magazines, promotions, tradeshows, agency fees, marketing fees and related commissions.

        Selling and marketing expense in 2009 increased $0.5 million from 2008, primarily due to certain marketing fees related to agreements entered into during the first quarter as well as other increased advertising and promotional expenditures, mostly offset by decreases in compensation and other employee-related costs and travel and entertainment expenses at both Interval and Aston. The additional increase in advertising and promotional expenditures is due to an increase in commissions and the timing of an industry tradeshow which occurred mostly in the first quarter of 2009 compared to the second quarter of 2008. The decrease in compensation and other employee-related costs is due primarily to a decrease of approximately 8.7% in selling and marketing related headcount.

General and administrative expense

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
General and administrative expense	$21,425	9.5%	$19,575
As a percentage of total revenue	19.3%	14.1%	16.9%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2009 increased $1.9 million from 2008, primarily due to an increase in expenses associated with being a stand-alone and public company, including compensation, non-cash compensation and other employee-related costs.

        Non-cash compensation expense included in general and administrative expense for the three months ended March 31, 2009 was $1.7 million compared to $1.2 million for the comparable period in 2008. As of March 31, 2009, there was approximately $26.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 3.1 years. Overall incremental stand-alone and public company costs, excluding non-cash compensation expense, were $1.3 million.

Amortization Expense of Intangibles

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Amortization	$6,476	NM	$6,477
As a percentage of total revenue	5.8%	4.2%	5.6%

        Amortization expense of intangibles for the three months ended March 31, 2009 was consistent with the comparable 2008 period for both Interval and Aston.

Depreciation Expense

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Depreciation	$2,163	(3.2)%	$2,235
As a percentage of total revenue	1.9%	0.9%	1.9%

        Depreciation expense for the three months ended March 31, 2009 as compared to 2008 decreased approximately $0.1 million primarily due to higher depreciable additions in the prior years that have now been fully depreciated.

Operating income

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$35,231	(3.1)%	$36,350
Aston	738	(71.8)%	2,614

Total operating income	$35,969	(7.7)%	$38,964

As a percentage of total revenue	32.3%	(3.8)%	33.6%

        Operating income for the three months ended March 31, 2009 decreased $3.0 million from the comparable period in 2008, primarily due to an increase of $1.3 million of incremental stand-alone and public company costs, $0.6 million in non-cash compensation expense, $0.7 million decrease in gross profit, and increases in selling and marketing and general and administrative expenses.

        Excluding the effect of the unfavorable currency translations of $1.0 million resulting from the strengthening of the U.S. dollar, Interval segment operating income would have remained relatively flat decreasing just $0.1 million in the first quarter of 2009 compared to 2008.

        The decrease in operating income at Aston is due to a decrease in gross profit, slightly offset by decreases in selling and marketing and general and administrative expenses.

Earnings Before Interest, Taxes, Depreciation and Amortization

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting."

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$44,256	(1.6)%	$44,975
Aston	2,297	(43.9)%	4,096

Total EBITDA	$46,553	(5.1)%	$49,071

As a percentage of total revenue	41.8%	(1.1)%	42.3%

        EBITDA in first quarter 2009 decreased $2.5 million from 2008, of which Aston contributed $1.8 million of the decrease. The decrease in the Interval segment is due to increases in selling and marketing and general and administrative expenses, excluding non-cash compensation, of $2.3 million, offset by an increase of $1.6 million in gross profit. Increases in general and administrative expenses include $1.3 million of incremental stand-alone and public company costs.

        Excluding the effect of the unfavorable currency translations of $1.0 million resulting from the strengthening of the U.S. dollar, Interval segment EBITDA would have increased $0.3 million in the first quarter of 2009 compared to 2008.

        The Aston segment continues to be adversely impacted by general consumer macroeconomic conditions which have caused a reduction in demand.

Other income (expense)

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Interest income	$389	(80.7)%	$2,016
Interest expense	(9,465)	NM	(60)
Other income (expense)	1,410	NM	(500)

        Interest income in 2009 decreased $1.6 million from 2008 for the three months ended March 31, 2009, primarily due to $1.3 million of interest earned on the receivable from IAC and subsidiaries in the prior period which was extinguished in connection with the spin-off and generally lower interest rates, offset by higher average cash balances in 2009.

        Interest expense in 2009 primarily relates to interest on the issuance of $300.0 million principal amount 9.5% senior notes and the senior secured credit facility, which includes a $150.0 million term loan and a $50.0 million revolving credit facility, entered into in connection with the spin-off, as well as the amortization of debt costs incurred with these financings. The senior notes were initially recorded with original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $0.5 million was amortized in the first three months of 2009.

        Other income (expense) primarily relates to gain (loss) on foreign currency exchange related to assets held in certain countries in currencies other than in their local currency. In 2009, favorable fluctuations in currency exchange rates caused a net gain.

Income tax provision

        For the three months ended March 31, 2009 and 2008, ILG recorded tax provisions of $11.5 million and $15.6 million, respectively, which represent effective tax rates of 40.5% and 38.6%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended March 31, 2009, the rate increased primarily due to income taxes associated with the effects of the change in California tax legislation that was enacted during the quarter.

        As of March 31, 2009 and December 31, 2008, ILG had unrecognized tax benefits of $0.1 million. There were no material increases or decreases in unrecognized tax benefits for the three months ended March 31, 2009. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three months ended March 31, 2009. As of March 31, 2009, ILG accrued $0.3 million for the payment of interest and penalties.

        By virtue of previously filed separate ILG and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under the Tax Sharing Agreement, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting date due primarily to anticipated settlements with taxing authorities. An estimate of other changes in unrecognized tax benefits cannot be made, but such changes are not expected to be significant.

        Under the terms of the tax sharing agreement, executed on August 20, 2008 in connection with the spin-off, IAC generally retains the liability related to federal and state returns filed on a consolidated or unitary basis for all periods prior to the spin-off.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2009, we had $125.9 million of cash and cash equivalents and restricted cash and cash equivalents, including $48.7 million of US dollar equivalent cash which is held in foreign jurisdictions, principally the United Kingdom, and is subject to changes in foreign exchange rates. Cash generated by operations is used as our primary source of liquidity. We believe that our cash balances, operating cash flows, and access to our unused $50.0 million revolving credit facility, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures. However, our operating cash flow may be impacted by macroeconomic factors outside of our control.

        We conduct business in Venezuela where currency restrictions exist. At March 31, 2009, we had $5.7 million of US dollar equivalent cash which can only be repatriated upon the approval of the Venezuelan government. During the first quarter of 2009, we received approval to repatriate a portion of the amount previously requested and the remainder is either pending government approval or repatriation. In addition, during the first quarter of 2009, we submitted an additional request for approval to repatriate additional eligible funds. Our access to these funds for use within this jurisdiction is not restricted. We continue to request approval for repatriation of funds as amounts become eligible.

        Net cash provided by operating activities decreased to $13.7 million in the three months ended March 31, 2009 from $36.5 million in 2008. The decrease of $22.9 million from 2008 was principally due to an increase in interest payments of $17.0 million and an increase in income taxes paid of $3.9 million.

        Net cash used in investing activities in first quarter 2009 of $3.7 million resulted from capital expenditures. In 2008, net cash used in investing activities was $35.0 million of which $32.6 million related to cash transfers to IAC and $2.4 million related to capital expenditures. The cash transfers to IAC relate to IAC's centrally managed U.S. treasury function through the spin-off. The increase in capital expenditures is primarily related to IT initiatives.

        In connection with the spin-off of ILG, on July 25, 2008, Interval Acquisition Corp., a subsidiary of ILG, entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan (the "Term Loan"), of which $142.5 million is outstanding at March 31, 2009, subsequent to the scheduled principal payment of $3.75 million and our voluntary prepayment of the June 30, 2009 obligation of $3.75 million, and a $50.0 million revolving credit facility (the "Revolver"). In addition, on August 19, 2008, Interval Acquisition Corp. issued to IAC $300.0 million of aggregate principal amounts of 9.5% Senior Notes due 2016 (the "Interval Senior Notes"), reduced by the original issue discount of $23.5 million, and IAC has exchanged such notes for certain of IAC's 7% Senior Notes, pursuant to a notes exchange and consent agreement. The secured credit facility ranks prior to the Interval Senior Notes to the extent of the value of the assets that secure it.

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans, investments and capital expenditures, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants, requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated EBITDA, as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year commencing with December 31, 2009. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of March 31, 2009, we were in compliance with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.68 and 4.76, respectively.

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At March 31, 2009, guarantees, surety bonds and letters of credit totaled $24.7 million. Guarantees represent $22.3 million of this total and primarily relate to Aston's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to each other. In addition, certain of Aston's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and Aston either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, amounts are not expected to be significant.

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

Contractual obligations and commercial commitments

        Contractual obligations and commercial commitments at March 31, 2009 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Debt principal(a)	$442,500	$11,250	$39,375	$91,875	$300,000
Debt interest(a)	227,856	33,294	64,872	60,196	69,494
Purchase obligations(b)	14,204	7,583	5,607	1,014	—
Operating leases	72,705	9,954	17,225	13,856	31,670

Total contractual obligations	$757,265	$62,081	$127,079	$166,941	$401,164

(a)
Debt principal and debt interest represent principal and interest to be paid on our Term Loan, Interval Senior Notes and certain fees associated with our credit facility. Interest on the Term Loan is calculated using the prevailing rates as of March 31, 2009.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Guarantees, surety bonds and letters of credit	$24,678	$13,200	$8,252	$1,913	$1,313

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We have discussed those estimates that we believe are critical and required the use of significant judgment and use of estimates that could have a significant impact on our financial statements in our 2008 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies in the interim period.

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

Definition of ILG's Non-GAAP Measure

        Earnings Before Interest, Taxes, Depreciation and Amortization is defined as net income excluding, if applicable: (1) non-cash compensation expense, (2) depreciation expense, (3) amortization expense, (4) goodwill and asset impairments, (5) income taxes, (6) interest income and interest expense and (7) other non-operating income and expense. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies. We believe this measure is useful to investors because it represents the consolidated operating results from our segments, excluding the effects of any non-cash expenses. We also believe this non-GAAP financial measure improves the transparency of our disclosures, provides a meaningful presentation of our results from our business operations, excluding the impact of certain items not related to our core business operations and improves the period to period comparability of results from business operations. EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including non-cash compensation. We endeavor to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

Pro Forma Results

        We will only present EBITDA on a pro forma basis if we view a particular transaction as significant in size or transformational in nature. For the periods presented in this report, there are no transactions that we have included on a pro forma basis.

Non-Cash Expenses That Are Excluded From ILG's Non-GAAP Measure

        Non-cash compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of restricted stock, restricted stock units and stock options. These expenses are not paid in cash, and we will include the related shares in our future calculations of diluted shares outstanding. Upon vesting of restricted stock and restricted stock units and the exercise of certain stock options, the awards will be settled, at our discretion, on a net basis, with us remitting the required tax withholding amount from our current funds.

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

RECONCILIATION OF EBITDA

        The following tables reconcile EBITDA to operating income for our operating segments and to net income attributable to common shareholders in total (in thousands).

	For the Three Months Ended March 31, 2009
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Interval	$44,256	$(1,827)	$(1,958)	$(5,240)	$35,231
Aston	2,297	(118)	(205)	(1,236)	738

Total	$46,553	$(1,945)	$(2,163)	$(6,476)	35,969

Interest expense, net					(9,076)
Other income, net					1,410

Earnings before income taxes and noncontrolling interest					28,303
Income tax provision					(11,467)

Net income					16,836
Net income attributable to noncontrolling interest					(2)

Net income attributable to common shareholders					$16,834

	For the Three Months Ended March 31, 2008
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Interval	$44,975	$(1,320)	$(2,064)	$(5,241)	$36,350
Aston	4,096	(75)	(171)	(1,236)	2,614

Total	$49,071	$(1,395)	$(2,235)	$(6,477)	38,964

Interest income, net					1,956
Other expense, net					(500)

Earnings before income taxes and noncontrolling interest					40,420
Income tax provision					(15,604)

Net income					24,816
Net income attributable to noncontrolling interest					(8)

Net income attributable to common shareholders					$24,808

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

        In addition, we are exposed to foreign currency risk related to our assets and liabilities denominated in a currency other than the functional currency. Historically, we have not hedged this risk. Foreign exchange net gain for the three months ended March 31, 2009 and net loss for the three months ended March 31, 2008 were approximately $1.4 million and $0.5 million, respectively.

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

Interest Rate Risk

        At March 31, 2009, we had $142.5 million outstanding under the term loan facility. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $1.4 million. Additionally, at March 31, 2009, we had $300.0 million (principal amount) of Interval Senior Notes that bear interest at a fixed amount. If market rates decline, we run the risk that the required payments on the fixed rate debt will exceed those based on market rates. Based on our mix of fixed rate and floating rate debt and cash balances, we do not currently hedge our interest rate exposure.

Item 4.    Controls and Procedures

        We monitor and evaluate on an ongoing basis our disclosure controls and internal control over financial reporting in order to improve our overall effectiveness. In the course of this evaluation, we modify and refine our internal processes as conditions warrant.

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

        Actual results could differ materially from those contained in the forward looking statements included in this quarterly report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of availability of credit for or insolvency of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns, such as pandemics; changes in our senior management; regulatory changes; our ability to compete effectively; the effects of our significant indebtedness and our compliance with the terms thereof; adverse events or trends in key vacation destinations; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

Availability of Financing, Developer Insolvency—Lack of available financing for vacation property developers and consumers and the resultant potential for insolvency of developers could adversely affect our ability to maintain and grow our exchange network membership and could adversely affect our business, financial condition and results of operations.

        Vacation property developers rely on the credit markets for receivables financing used to fund their sales and marketing efforts and to finance new development. If receivables financing or financing for development of resorts remains unavailable or is only available on unacceptable terms, developers may continue to scale back or even cease operations, including sales and marketing efforts and development of resorts, a source of new members for our exchange networks. In addition, developers may seek to extend or adjust payment terms with us.

        Inability to obtain financing may lead to insolvency of one or more resort developers affiliated with Interval, which in turn could reduce or stop the flow of new members from their resorts and also could adversely affect the operations and desirability of exchange with those resorts if the developer's insolvency impacts the management of the resorts. Insolvency of one or more developers that in the aggregate have significant obligations owed to us could cause impairments to certain receivables and assets which could have a material adverse effect on our results of operations. Insolvency of several properties managed or marketed by Aston, particularly those owned by a single entity, could materially adversely affect that segment's business, financial condition and results of operations.

        In addition to potential insolvency of developers and property owners, the lack of available credit for consumers may decrease the number of potential purchasers of vacation interests who would otherwise become members which could have a material adverse effect on our business, financial condition and results of operations.

Decreased demand for travel due to the A/H1N1 influenza outbreak could adversely affect our business.

        Following an outbreak of A/H1N1 influenza, with confirmed cases in Mexico and a number of other countries, travel advisories have been issued recommending against non-essential travel, primarily to Mexico. While we are unable to predict the scope or duration of this outbreak or its impact on travel by our members, concerns relating to the health-risk posed by the A/H1N1 flu could result in a decrease and/or delay in demand for exchanges and Getaways to and purchases of vacation ownership interests in Mexico or other affected regions. This decrease and/or delay in demand, depending on its scope and duration, could adversely affect our business and financial performance.

Items 2-5.    Not applicable.

Item 6.    Exhibits

Exhibit Number		Description	Location
3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.

3.2		Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on August 25, 2008.

10.21	†	Form of Terms and Conditions of Annual Vesting Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan

10.22	†	Form of Terms and Conditions of Cliff Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan

31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.3	†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.3	††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

†
Filed herewith.

††
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2009
INTERVAL LEISURE GROUP, INC.
	By:	/s/ WILLIAM L. HARVEY William L. Harvey Chief Financial Officer
	By:	/s/ JOHN A. GALEA John A. Galea Chief Accounting Officer

QuickLinks

PART 1—FINANCIAL STATEMENTS
  Item 1. Consolidated Financial Statements
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
ILG'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF EBITDA
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II
OTHER INFORMATION
  Item 1. Not applicable.
  Item 1A. Risk Factors
  Items 2-5. Not applicable.
  Item 6. Exhibits
SIGNATURES