Form 10-Q
period 2009-06-30
Interval Leisure Group, Inc.
filed 2009-08-11
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on August 11, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
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

As of August 6, 2009, 56,356,055 shares of the registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$98,801	$103,184	$210,042	$219,121
Cost of sales	30,517	33,738	62,607	69,819

Gross profit	68,284	69,446	147,435	149,302
Selling and marketing expense	13,410	14,464	26,528	27,069
General and administrative expense	20,453	19,767	41,878	39,342
Amortization expense of intangibles	6,485	6,477	12,961	12,954
Depreciation expense	2,494	2,392	4,657	4,627

Operating income	25,442	26,346	61,411	65,310
Other income (expense):
Interest income	208	5,119	597	7,135
Interest expense	(9,470)	(53)	(18,935)	(113)
Other expense, net	(2,240)	(40)	(830)	(540)

Total other income (expense)	(11,502)	5,026	(19,168)	6,482

Earnings before income taxes and noncontrolling interest	13,940	31,372	42,243	71,792
Income tax provision	(5,337)	(11,881)	(16,804)	(27,485)

Net income	8,603	19,491	25,439	44,307
Net loss (income) attributable to noncontrolling interest	1	1	(1)	(7)

Net income attributable to common stockholders	$8,604	$19,492	$25,438	$44,300

Earnings per share attributable to common stockholders:
Basic	$0.15	$0.35	$0.45	$0.79
Diluted	$0.15	$0.35	$0.45	$0.79
Weighted average number of shares of common stock outstanding:
Basic	56,359	56,179	56,345	56,179
Diluted	56,861	56,179	56,716	56,179

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$149,932	$120,277
Restricted cash and cash equivalents	5,970	6,403
Accounts receivable, net of allowance of $640 and $301, respectively	26,680	17,646
Deferred income taxes	22,679	28,893
Deferred membership costs	14,889	13,816
Prepaid income taxes	2,904	—
Prepaid expenses and other current assets	19,232	20,186

Total current assets	242,286	207,221
Property and equipment, net	41,750	39,089
Goodwill	479,867	479,867
Intangible assets, net	152,325	165,013
Deferred membership costs	22,043	21,641
Deferred income taxes	6,020	5,297
Other non-current assets	22,035	19,080

TOTAL ASSETS	$966,326	$937,208

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$12,421	$11,789
Deferred revenue	105,044	95,565
Income taxes payable	—	13,817
Interest payable	9,748	11,327
Accrued compensation and benefits	12,607	12,292
Member deposits	9,262	8,932
Accrued expenses and other current liabilities	33,887	28,722
Current portion of long-term debt	5,000	15,000

Total current liabilities	187,969	197,444
Long-term debt, net of current portion	405,721	412,242
Other long-term liabilities	1,955	1,206
Deferred revenue	138,069	134,151
Deferred income taxes	70,258	62,600

Total liabilities	803,972	807,643

Redeemable noncontrolling interest	427	426
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock, none issued and outstanding	—	—
Common stock $.01 par value; authorized 300,000,000 shares, 56,376,897 and 56,209,634 issued and outstanding shares, respectively	563	562
Additional paid-in capital	152,228	147,537
Retained earnings (deficit)	17,012	(8,426)
Accumulated other comprehensive loss	(7,876)	(10,534)

Total stockholders' equity	161,927	129,139

TOTAL LIABILITIES AND EQUITY	$966,326	$937,208

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

		Common Stock				Accumulated Other Comprehensive Loss
	Total Stockholders' Equity			Additional Paid-in Capital	Retained Earnings (Defecit)
		Amount	Shares
	(In thousands, except share data)
Balance as of December 31, 2008	$129,139	$562	56,209,634	$147,537	$(8,426)	$(10,534)
Comprehensive income:
Net income attributable to common stockholders	25,438	—	—	—	25,438	—
Foreign currency translation	2,658	—	—	—	—	2,658

Comprehensive income	28,096
Non-cash compensation expense	4,196	—	—	4,196	—	—
Deferred restricted stock units released, net of withholding taxes	607	1	115,144	606	—	—
Issuance of common stock upon exercise of stock options	7	—	3,619	7	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(98)	—	49,981	(98)	—	—
Deferred stock compensation expense	(20)	—	—	(20)	—	—
Adjustment to issuance of common stock at spin-off	—	—	(1,481)	—	—	—

Balance as of June 30, 2009	$161,927	$563	56,376,897	$152,228	$17,012	$(7,876)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$25,439	$44,307
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	12,961	12,954
Amortization of debt issuance costs	1,401	—
Depreciation expense	4,657	4,627
Accretion of original issue discount	979	—
Non-cash compensation expense	4,196	3,093
Deferred income taxes	13,859	(459)
Changes in assets and liabilities:
Accounts receivable	(9,395)	(5,906)
Prepaid expenses and other current assets	3,204	2,103
Accounts payable and other current liabilities	4,302	6,456
Income taxes payable	(17,027)	1,955
Deferred revenue	7,650	9,215
Other, net	(3,821)	(3,355)

Net cash provided by operating activities	48,405	74,990

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	999
Changes in restricted cash	850	—
Transfers to IAC	—	(61,937)
Capital expenditures	(7,257)	(5,617)

Net cash used in investing activities	(6,407)	(66,555)

Cash flows from financing activities:
Principal payments on term loan	(17,500)	—
Proceeds from the exercise of stock options	7	—
Release of deferred restricted stock units, net of withholding taxes	(430)	—
Vesting of restricted stock units, net of withholding taxes	(85)	—

Net cash used in financing activities	(18,008)	—

Effect of exchange rate changes on cash and cash equivalents	5,665	660

Net increase in cash and cash equivalents	29,655	9,095
Cash and cash equivalents at beginning of period	120,277	67,113

Cash and cash equivalents at end of period	$149,932	$76,208

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,068	$—
Income taxes, net of refunds, including amounts paid in 2008 to IAC for ILG's share of IAC's consolidated tax liability	$20,026	$25,990

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

JUNE 30, 2009

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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of ILG's management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the accompanying financial statements, management has evaluated subsequent events through August 10, 2009 (the financial statement issue date). Interim results are not indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with ILG's audited consolidated financial statements and notes thereto for the year ended December 31, 2008.

Reclassifications

        In our consolidated statements of income, certain expenses in the three and six month periods ended June 30, 2008 have been reclassified to conform to the current period presentation. The current presentation of these expenses (telephone, rent, credit card commissions, distribution and deferred membership costs) applies an allocation better aligned with the utilization of resources. These reclassifications had no impact on operating income or net income for the three and six months ended June 30, 2008. The table below summarizes these reclassifications (in thousands).

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	As Previously Reported	Reclassification	As Reclassified	As Previously Reported	Reclassification	As Reclassified
Cost of sales	$34,288	$(550)	$33,738	$70,321	$(502)	$69,819
Selling and marketing expense	13,512	952	14,464	25,775	1,294	27,069
General and administrative expense	20,169	(402)	19,767	40,134	(792)	39,342

        Additionally, the adoption of Statement of Financial Accounting Standards ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"), contains presentation and disclosure requirements to be applied retrospectively for all periods presented. Consequently, this has resulted in reclassification of a redeemable noncontrolling interest, which is presented in our December 31, 2008 consolidated balance

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

sheet separate from permanent equity. Also, the redeemable noncontrolling interest has been presented as a reconciling item in the consolidated statements of income.

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

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders for the three and six months ended June 30, 2009 do not include approximately 3.2 million stock options and restricted stock units ("RSUs"), as the effect of their inclusion would have been anti-dilutive to earnings per share.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic weighted average shares of common stock outstanding	56,359	56,179	56,345	56,179
Net effect of common stock equivalents assumed to be exercised related to RSUs	458	—	338	—
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	44	—	33	—

Diluted weighted average shares of common stock outstanding	56,861	56,179	56,716	56,179

        For the three and six months ended June 30, 2008, basic and diluted weighted average shares of common stock outstanding were computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

Recent Accounting Pronouncements

        With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to the Company.

        In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Adopted Accounting Pronouncements

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. We have adopted this standard as of June 30, 2009.

        In April 2009, the FASB issued FASB Staff Position ("FSP") SFAS No. 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies",

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

("FSP FAS 141R-1"). This FSP amends and clarifies SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS No. 5, "Accounting for Contingencies", to determine whether the contingency should be recognized at the acquisition date or after it. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. We have adopted this standard effective for our fiscal year beginning January 1, 2009. We expect that FSP FAS 141R-1 could have an impact on our consolidated financial position and results of operations, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

        In April 2009, the FASB issued FSP SFAS No. 157-4, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed" ("FSP FAS 157-4"). FSP FAS 157-4 provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, "Fair Value Measurements." We adopted this standard as of June 30, 2009. The adoption of this standard had no impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). This release amends SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," and requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The release also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements. We adopted this standard as of June 30, 2009. There is no change in the accounting treatment of financial instruments under FSP FAS 107-1 and APB 28-1 and we have provided the additional disclosure required herein.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Effective January 1, 2009, we adopted SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009. The adoption of SFAS No. 141R did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133" ("SFAS No. 161"). The objective of SFAS No. 161 is to improve financial reporting on derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this standard as of January 1, 2009. The adoption of SFAS No. 161 had no impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In December 2007, the FASB issued SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be applied prospectively, except as it relates to disclosures, for which the effects will be applied retrospectively for all periods presented. We adopted this standard as of January 1, 2009. The presentation and disclosure requirements of SFAS No. 160, which must be applied retrospectively for all periods presented, have resulted in reclassifications to our prior period consolidated financial information. The adoption of this standard had no effect on operating income or net income in the current period or any prior periods.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        The balance of goodwill and other intangible assets, net is as follows (in thousands):

	June 30, 2009	December 31, 2008
Goodwill	$479,867	$479,867
Other intangible assets with indefinite lives	35,300	35,300
Intangible assets with definite lives, net	117,025	129,713

Total goodwill and other intangible assets, net	$632,192	$644,880

        Intangible assets with indefinite lives relate principally to trade names and trademarks. At June 30, 2009, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(87,683)	$41,817
Purchase agreements	73,500	(49,766)	23,734
Resort management contracts	45,830	(6,801)	39,029
Technology	24,630	(24,615)	15
Other	17,021	(4,591)	12,430

Total	$290,481	$(173,456)	$117,025

        At December 31, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(81,207)	$48,293
Purchase agreements	73,500	(46,091)	27,409
Resort management contracts	45,700	(5,168)	40,532
Technology	24,630	(24,606)	24
Other	16,878	(3,423)	13,455

Total	$290,208	$(160,495)	$129,713

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2008 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2009	$25,904
2010	25,904
2011	25,844
2012	19,631
2013	3,760
2014 and thereafter	28,670

Total	$129,713

        There were no changes in the carrying amount of goodwill for the three and six months ended June 30, 2009. Goodwill related to the Interval and Aston segments (each a reporting unit) was $474.7 million and $5.2 million, respectively, as of June 30, 2009.

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

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	June 30, 2009	December 31, 2008
Computer equipment	$14,636	$13,534
Capitalized software	43,965	37,929
Buildings and leasehold improvements	20,882	20,858
Furniture and other equipment	9,846	9,815
Projects in progress	6,407	6,480

	95,736	88,616
Less: accumulated depreciation and amortization	(53,986)	(49,527)

Total property and equipment, net	$41,750	$39,089

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 5—LONG-TERM DEBT

        The balance of long-term debt is as follows (in thousands):

June 30, 2009
9.5% Interval Senior Notes, net of unamortized discount of $21,779	$278,221
Term loan (interest rate of 2.81% at June 30, 2009)	132,500
Revolving credit facility	—

Total long-term debt	410,721
Less: Current maturities	5,000

Total long-term debt, net of current maturities	$405,721

9.5% Interval Senior Notes

        In connection with the spin-off of ILG, on July 17, 2008, Interval Acquisition Corp., a subsidiary of ILG, ("Issuer") agreed to issue $300.0 million of aggregate principal amount of 9.5% Senior Notes due 2016 ("Interval Senior Notes") to IAC, and IAC agreed to exchange such Interval Senior Notes for certain of IAC's 7% senior unsecured notes due 2013 pursuant to a notes exchange and consent agreement. The issuance occurred on August 19, 2008 with original issue discount of $23.5 million, based on the difference between the interest rate on the notes and the effective interest rate that would have been payable on the notes if issued in a market transaction based on market conditions existing on July 17, 2008, the date of pricing, estimated to be 11%. The exchange occurred on August 20, 2008. Interest on the Interval Senior Notes is payable semi-annually in cash in arrears on September 1 and March 1 of each year, commencing March 1, 2009. The Interval Senior Notes are guaranteed by all entities that are domestic subsidiaries of Interval Acquisition Corp and by ILG. The Interval Senior Notes are redeemable by the issuer in whole or in part, on or after September 1, 2012 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the event of a change of control (as defined in the indenture), the Issuer is obligated to make an offer to all holders to purchase the Interval Senior Notes at a price equal to 101% of the face amount. The change of control put option is a derivative under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") that is required to be bifurcated from the host instrument, however, the value of the derivative is not material to our current financial position and results of operations. Subject to specified exceptions, the Issuer is required to make an offer to purchase Interval Senior Notes at a price equal to 100% of the face amount, in the event the Issuer or its restricted subsidiaries complete one or more asset sales and more than $25.0 million of the aggregate net proceeds are not invested (or committed to be invested) in the business or used to repay senior debt within one year after receipt of such proceeds. The original issue discount is being amortized to "Interest expense" using the effective interest method through maturity.

        On August 20, 2008, the Issuer and the guarantors entered into a Registration Rights Agreement with the holders of the Interval Senior Notes that required that within 45 days of the exchange ILG would file a registration statement to either exchange the Interval Senior Notes for registered Interval Senior Notes or to register the resale of the Interval Senior Notes. The exchange offer was completed

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

in February 2009, whereby all of the unregistered Interval Senior Notes were exchanged for registered Interval Senior Notes.

Senior Secured Credit Facility

        In connection with the spin-off of ILG, on July 25, 2008, Interval Acquisition Corp. entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan, of which $132.5 million is outstanding at June 30, 2009, and a $50.0 million revolving credit facility.

        The principal amount of the term loan is payable quarterly over a five-year term ($3.8 million quarterly through December 31, 2010, $5.6 million quarterly through December 31, 2012, and approximately $25.0 million quarterly through July 25, 2013). Having previously prepaid the June 30, 2009 principal payment of $3.75 million, in June 2009, we voluntarily prepaid the September 30, 2009 and December 31, 2009 principal payments and a portion of the March 31, 2010 principal payment totaling $10.0 million. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rates per annum applicable to loans under the senior secured credit facility are, at Interval Acquisition Corp.'s option, equal to either a base rate or a LIBOR rate plus an applicable margin, which varies with the total leverage ratio of Interval Acquisition Corp. As of June 30, 2009, the applicable margin was 2.50% per annum for LIBOR term loans, 2.00% per annum for LIBOR revolving loans, 1.50% per annum for base rate term loans and 1.00% per annum for base rate revolving loans. The revolving credit facility has a facility fee of 0.50%.

        We have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $70,000 at June 30, 2009, leaving $49.9 million of borrowing capacity at June 30, 2009. There have been no borrowings under the revolving credit facility through June 30, 2009.

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

Restrictions and Covenants

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans, investments and capital expenditures, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the credit agreement (3.90 through

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year commencing with December 31, 2009. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of June 30, 2009, ILG was in compliance with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.70 and 4.62, respectively.

Debt Issuance Costs

        At June 30, 2009, total debt issue costs were $10.9 million, net of $2.5 million of accumulated amortization, of which $10.8 million was included in "Other non-current assets" and $0.1 million in "Prepaid expenses and other current assets." Debt issuance costs are amortized to "Interest expense" through maturity of the related debt using the effective interest method.

NOTE 6—FINANCIAL INSTRUMENTS

        The additional disclosure below of the estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies when available. Our financial instruments include guarantees, letters of credit and surety bonds. These commitments are in place to facilitate our commercial operations.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$149,932	$149,932	$120,277	$120,277
Restricted cash and cash equivalents	5,970	5,970	6,403	6,403
Accounts receivable, net	26,680	26,680	17,646	17,646
Long-term debt	(410,721)	(444,500)	(427,242)	(343,676)
Guarantees, surety bonds and letters of credit	N/A	(22,321)	N/A	(26,666)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have original maturities of three months or less. Accounts receivable, net, are short-term in nature and are generally settled shortly after the sale. Under the fair value hierarchy established in SFAS No. 157, cash and cash equivalents, restricted cash and cash equivalents, and accounts receivable, net, are stated at

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 6—FINANCIAL INSTRUMENTS (Continued)

fair value using Level 1 inputs (fair value determined based on quoted prices in active markets for identical assets or liabilities). Borrowings under our long-term debt are carried at historical cost and adjusted for amortization of discounts and principal payments. The fair value of these borrowings was estimated using quoted prices for our Interval Senior Notes and inputs other than quoted prices that are observable for the term loan, either directly or indirectly, which are intrinsic to the terms of the related agreement, such as interest rates and credit risk. The guarantees, surety bonds, and letters of credit represent liabilities that are carried on our balance sheet only when a related contingent event becomes probable and reasonably estimable.

NOTE 7—STOCKHOLDERS' EQUITY

        In order to effect the spin-off, 56,178,935 shares of ILG common stock were issued whereby each holder of one share of IAC common stock received 1/5 of an ILG share. ILG has 300 million authorized shares of common stock, par value of $.01 per share. At June 30, 2009, there were 56.4 million shares of ILG common stock outstanding.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of June 30, 2009. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

        During the first six months of 2009, we delivered 115,144 of deferred RSUs, net of withholding taxes, which represented RSUs accelerated to vest prior to the spin-off, but for which the issuance of shares of common stock was deferred until January 2, 2009.

Stockholder Rights Plan

        In June 2009, ILG's Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a stockholders rights plan and declared a dividend of one right for each outstanding share of common stock held by our stockholders of record as of the close of business on June 22, 2009. The rights attach to any additional shares of common stock issued after June 22, 2009. Initially, these rights, which trade with the shares of our common stock, will not be exercisable. Under the rights plan, these rights will be exercisable if a person or group acquires or commences a tender or exchange offer for 15% or more of our common stock. The rights plan provides certain exceptions for Liberty Media in accordance with an agreement entered into with ILG in connection with its spin-off from IAC/InterActiveCorp. If the rights become exercisable, each right will permit its holder, other than the "acquiring person," to purchase from us shares of common stock at a 50% discount to the then prevailing market price. As a result, the rights will cause substantial dilution to a person or group that becomes an "acquiring person" on terms not approved by our Board of Directors.

NOTE 8—BENEFIT PLANS

        Prior to the spin-off and through December 31, 2008, ILG participated in a retirement saving plan sponsored by IAC that qualified under Section 401(k) of the Internal Revenue Code. Effective January 1, 2009, the net assets available for benefits for the employees of ILG was transferred from the IAC plan to a newly created ILG plan. Under the ILG plan, participating employees may contribute up

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 8—BENEFIT PLANS (Continued)

to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG originally provided a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to IRS restrictions. Effective March 1, 2009, we suspended matching contributions for the remainder of the 2009 calendar year. Matching contributions for the Plan were approximately $0.3 million for the six months ended June 30, 2009 (for the ILG Plan). Matching contributions for the plan were approximately $0.3 million and $0.8 million for the three and six months ended June 30, 2008, respectively (for the IAC plan). Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 7,584 share units were outstanding at June 30, 2009. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

NOTE 9—STOCK-BASED COMPENSATION

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

        On August 20, 2008, ILG established the ILG 2008 Stock and Annual Incentive Plan (the "2008 Incentive Plan") which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares of common stock were issued. An additional 5.0 million shares of common stock may be issued under the 2008 Incentive Plan.

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. All outstanding award agreements provide for settlement, upon vesting, in stock for U.S. employees. For non-U.S. employees, all grants issued prior to the spin-off provide for settlement upon vesting in cash, while grants since the spin-off provide for settlement upon vesting in stock. Each RSU is subject to service-based vesting, where a specific period

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

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

        On March 24, 2009, the Compensation Committee granted 1.2 million RSUs to certain officers and employees of ILG and its subsidiaries. Of these RSUs granted, 183,391 RSUs are subject to performance criteria that could result between 0% and 200% of these awards being earned based on performance level.

        Non-cash compensation expense related to RSUs for the three months ended June 30, 2009 and 2008 was $2.3 million and $1.7 million, respectively. For the six months ended June 30, 2009 and 2008, non-cash compensation expense related to RSUs were $4.2 million and $3.1 million, respectively. Non-cash compensation expense for 2008 through the date of the spin-off, was maintained by and allocated to us from IAC. At June 30, 2009, there was approximately $24.7 million of unrecognized compensation cost, net of forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 2.8 years.

        Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of sales	$167	$132	$300	$240
Selling and marketing expense	199	145	345	263
General and administrative expense	1,885	1,421	3,551	2,590

Non-cash compensation expense	$2,251	$1,698	$4,196	$3,093

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes RSU activity during the six months ended June 30, 2009:

	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	1,685	$18.72
Granted	1,278	5.38
Vested	(75)	17.68
Forfeited	(22)	24.50

Non-vested RSUs at June 30	2,866	$12.69

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

        These shares are subject to a put right by the holder and a call right by ILG, which are not exercisable until the first quarter of 2013 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of Aston. The initial value of the preferred interest was equal to the acquisition price of Aston. The preferred interest accretes at a 10% annual rate. Upon exercise of the put or call the consideration is payable in ILG shares or cash or a combination thereof at ILG's option. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price. The unrecognized compensation cost related to this equity award is $0.3 million at June 30, 2009 and December 31, 2008.

NOTE 10—SEGMENT INFORMATION

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 10—SEGMENT INFORMATION (Continued)

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interval
Revenue	$86,897	$88,646	$184,219	$185,480
Cost of sales	21,390	22,419	43,672	45,775

Gross profit	65,507	66,227	140,547	139,705
Selling and marketing expense	12,691	13,527	25,095	25,157
General and administrative expense	19,308	18,521	39,515	36,714
Amortization expense	5,249	5,241	10,489	10,482
Depreciation expense	2,293	2,221	4,251	4,285

Segment operating income	$25,966	$26,717	$61,197	$63,067

Aston
Revenue	$11,904	$14,538	$25,823	$33,641
Cost of sales	9,127	11,319	18,935	24,044

Gross profit	2,777	3,219	6,888	9,597
Selling and marketing expense	719	937	1,433	1,912
General and administrative expense	1,145	1,246	2,363	2,628
Amortization expense	1,236	1,236	2,472	2,472
Depreciation expense	201	171	406	342

Segment operating income	$(524)	$(371)	$214	$2,243

Consolidated
Revenue	$98,801	$103,184	$210,042	$219,121
Cost of sales	30,517	33,738	62,607	69,819

Gross profit	68,284	69,446	147,435	149,302
Direct segment operating expenses	42,842	43,100	86,024	83,992

Operating income	$25,442	$26,346	$61,411	$65,310

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 10—SEGMENT INFORMATION (Continued)

        ILG maintains operations in the United States, the United Kingdom and other international territories. Geographic information on revenue, which is based on sourcing, and long-lived assets, which are based on physical location, is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
United States	$82,380	$83,636	$177,104	$180,924
All other countries	16,421	19,548	32,938	38,197

Total	$98,801	$103,184	$210,042	$219,121

	June 30, 2009	December 31, 2008
Long-lived assets (excluding goodwill and intangible assets):
United States	$40,586	$37,886
All other countries	1,164	1,203

Total	$41,750	$39,089

NOTE 11—COMPREHENSIVE INCOME

        Comprehensive income is comprised of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income attributable to common stockholders	$8,604	$19,492	$25,438	$44,300
Foreign currency translation	4,606	27	2,658	749

Comprehensive income	$13,210	$19,519	$28,096	$45,049

        Accumulated other comprehensive income is solely related to foreign currency translation. Only the accumulated other comprehensive income exchange rate adjustment related to Venezuela is tax effected, as required by APB 23, since the earnings in Venezuela are not indefinitely reinvested in that jurisdiction.

NOTE 12—INCOME TAXES

        ILG calculates its interim income tax provision in accordance with APB No. 28 and FASB Interpretation No. 18. At the end of each interim period, ILG makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 12—INCOME TAXES (Continued)

reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of a change in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

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

        For the three and six months ended June 30, 2009, ILG recorded a tax provision of $5.3 million and $16.8 million, respectively, which represents effective tax rates of 38.3% and 39.8% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the six months ended June 30, 2009, the effective tax rate increased primarily due to income taxes associated with the effects of a change in California tax law that was enacted during the first quarter of 2009.

        For the three and six months ended June 30, 2008, ILG recorded a tax provision of $11.9 million and $27.5 million, respectively, which represents effective tax rates of 37.9% and 38.3% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

        As of June 30, 2009 and December 31, 2008, ILG had unrecognized tax benefits of $0.1 million. There were no material increases or decreases in unrecognized tax benefits for the three months ended June 30, 2009. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The amount of interest decreased by $0.1 million during the three months ended June 30, 2009, due principally to settlements with taxing authorities. As of June 30, 2009, ILG had accrued $0.2 million for the payment of interest and penalties.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 12—INCOME TAXES (Continued)

raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under the Tax Sharing Agreement, as discussed below, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period.

        The Internal Revenue Service (IRS) is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes the operations of ILG from September 24, 2002, its date of acquisition by IAC. The statute of limitations for these years has been extended to December 31, 2010. The IRS examination for these years is expected to be completed in 2010. Various IAC consolidated tax returns filed with state and local jurisdictions are currently under examination, the most significant of which are California, Florida, New York State and New York City, for various tax years beginning with December 31, 2001. These state and local examinations are expected to be completed in 2010.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting date due primarily to anticipated settlements with taxing authorities. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 12—INCOME TAXES (Continued)

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

JUNE 30, 2009

(Unaudited)

NOTE 12—INCOME TAXES (Continued)

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

NOTE 13—CONTINGENCIES

        In the ordinary course of business, ILG is a party to various legal proceedings. ILG establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. ILG does not establish reserves for identified legal matters when ILG believes that the likelihood of an unfavorable outcome is not probable. Although management currently believes that an unfavorable resolution of claims against ILG, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of ILG, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. ILG also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 12 for a discussion of income tax contingencies.

        ILG has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events. At June 30, 2009, total guarantees, surety bonds and letters of credit total $22.3 million, with the highest annual amount of $13.1 million occurring in year one. Guarantees represent $19.8 million of this total and primarily relate to Aston's property management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to each other. In addition, certain of Aston's property management agreements provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and Aston either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, amounts are not expected to be significant.

NOTE 14—RELATED PARTY TRANSACTIONS

        Effective upon the completion of the spin-off, IAC ceased to be a related party to ILG. Prior to the spin-off, ILG paid a dividend in cash and Interval Senior Notes to IAC of $365.9 million and the receivable from IAC totaling $496.0 million was extinguished by recording a non-cash distribution to IAC, as reflected in our consolidated statement of stockholders' equity.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 14—RELATED PARTY TRANSACTIONS (Continued)

        Through August 20, 2008 (the effective date of the spin-off), ILG's expenses included allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These allocations were based on the ratio of ILG's revenue as a percentage of IAC's total revenue. Allocated costs were $0.2 million and $0.5 million for the three and six months ended June 30, 2008, respectively, and are included in "General and Administrative Expenses" in our consolidated statements of income. The expense allocations from IAC ceased after the spin-off on August 20, 2008. It is not practicable to determine the actual expenses that would have been incurred for these services had ILG operated as a stand-alone entity. In the opinion of management, the allocation method is reasonable.

        The portion of interest income reflected in the consolidated statement of income that is intercompany in nature was $4.2 million and $5.5 million for the three and six months ended June 30, 2008, respectively. This intercompany interest related to the receivables from IAC and ceased upon spin-off on August 20, 2008.

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

  •
  Tax Sharing Agreement.  This agreement governs the respective rights, responsibilities and obligations of IAC and ILG after the spin-off with respect to tax periods on or before the spin-off, including tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, other taxes and related tax returns. See Note 12.

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

Commercial Agreements

        IAC and ILG currently, and for the foreseeable future, expect to provide certain services to each other pursuant to certain commercial relationships. In connection with the spin-off, IAC and ILG entered into a number of commercial agreements between subsidiaries of IAC, on the one hand, and subsidiaries of ILG, on the other hand, many of which memorialize (in most material respects)

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 14—RELATED PARTY TRANSACTIONS (Continued)

pre-existing arrangements in effect prior to the spin-off and all of which are intended to reflect arm's length terms. In addition, we believe that such agreements, whether taken individually or in the aggregate, do not constitute a material contract to either IAC or ILG.

        Aggregate revenue earned by ILG with respect to these commercial agreements with IAC subsidiaries was not material in the three and six months ended June 30, 2009. ILG incurred approximately $0.1 million in expenses during the three months ended June 30, 2009 and 2008 and $0.2 during the six months ended June 30, 2009 and 2008 related to these commercial agreements with IAC subsidiaries.

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

Other Transaction

        ILG has an agreement with Arise Virtual Solutions ("Arise") to provide outsourced call center services. Arise was considered a related party through August 20, 2008, the spin-off date, because one of IAC's board members is a partner of Accretive LLC, which owns Arise. During the three and six months ended June 30, 2008, total payments of $0.8 million and $1.8 million, respectively, were made to Arise.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 15—SUPPLEMENTAL GUARANTOR INFORMATION

        The Interval Senior Notes are guaranteed by ILG and the domestic subsidiaries of the Issuer. These guarantees are full and unconditional and joint and several.

        The following tables present condensed consolidating financial information as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 for ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined guarantor subsidiaries of ILG (collectively, the "Guarantor Subsidiaries"), the combined non-guarantor subsidiaries of ILG (collectively, the "Non-Guarantor Subsidiaries") and ILG on a consolidated basis (in thousands). ILG was incorporated in May 2008 and became the parent company of the Issuer in August 2008. Therefore, results of operations of ILG are included in the 2009 periods only.

Balance Sheet as of June 30, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$118	$61	$157,207	$84,900	$—	$242,286
Property and equipment, net	967	—	39,619	1,164	—	41,750
Goodwill and intangible assets, net	—	337,332	294,860	—	—	632,192
Investment in subsidiaries	160,630	701,760	44,715	—	(907,105)	—
Other assets		8,045	32,031	10,022		50,098

	$161,715	$1,047,198	$568,432	$96,086	$(907,105)	$966,326

Current liabilities	$576	$14,923	$145,437	$27,033	$—	$187,969
Other liabilities	—	402,603	194,072	19,328	—	616,003
Intercompany liabilities (receivables) / equity	(788)	469,042	(473,264)	5,010	—	—
Redeemable noncontrolling interest	—	—	427	—	—	427
Stockholders' equity	161,927	160,630	701,760	44,715	(907,105)	161,927

	$161,715	$1,047,198	$568,432	$96,086	$(907,105)	$966,326

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 15—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Balance Sheet as of December 31, 2008	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$10	$236	$134,514	$72,461	$—	$207,221
Property and equipment, net	1,090	—	36,797	1,202	—	39,089
Goodwill and intangible assets, net	—	342,175	302,705	—	—	644,880
Investment in subsidiaries	127,421	638,411	34,988	—	(800,820)	—
Other assets	—	9,262	28,264	8,492	—	46,018

	$128,521	$990,084	$537,268	$82,155	$(800,820)	$937,208

Current liabilities	$1,173	$24,817	$149,011	$22,443	$—	$197,444
Other liabilities	—	410,807	185,271	14,121	—	610,199
Intercompany liabilities (receivables) / equity	(1,791)	427,039	(435,851)	10,603	—	—
Redeemable noncontrolling interest	—	—	426	—	—	426
Stockholders' equity	129,139	127,421	638,411	34,988	(800,820)	129,139

	$128,521	$990,084	$537,268	$82,155	$(800,820)	$937,208

Statement of Income for the Three Months Ended June 30, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$86,318	$12,483	$—	$98,801
Operating expenses	(673)	(5,302)	(58,089)	(9,295)	—	(73,359)
Interest income (expense)	—	(9,439)	(20)	197	—	(9,262)
Other income (expense)	9,021	18,154	781	(2,451)	(27,745)	(2,240)
Income taxes	256	5,608	(10,837)	(364)	—	(5,337)

Net income	8,604	9,021	18,153	570	(27,745)	8,603
Net loss attributable to noncontrolling interest	—	—	1	—	—	1

Net income attributable to common stockholders	$8,604	$9,021	$18,154	$570	$(27,745)	$8,604

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 15—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Three Months Ended June 30, 2008	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$88,374	$14,810	$—	$103,184
Operating expenses	(5,240)	(60,179)	(11,419)	—	(76,838)
Interest income, net	4,215	(41)	892	—	5,066
Other income (expense), net	20,130	2,606	(9)	(22,767)	(40)
Income tax benefit (provision)	387	(10,631)	(1,637)	—	(11,881)

Net income	19,492	20,129	2,637	(22,767)	19,491
Net loss attributable to noncontrolling interest	—	1	—	—	1

Net income attributable to common stockholders	$19,492	$20,130	$2,637	$(22,767)	$19,492

Statement of Income for the Six Months Ended June 30, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$184,646	$25,396	$—	$210,042
Operating expenses	(1,367)	(10,542)	(118,701)	(18,021)	—	(148,631)
Interest income, net	—	(18,871)	(46)	579	—	(18,338)
Other income (expense), net	26,287	44,561	4,536	(1,121)	(75,093)	(830)
Income taxes	518	11,139	(25,873)	(2,588)	—	(16,804)

Net income	25,438	26,287	44,562	4,245	(75,093)	25,439
Net income attributable to noncontrolling interest	—	—	(1)	—	—	(1)

Net income attributable to common stockholders	$25,438	$26,287	$44,561	$4,245	$(75,093)	$25,438

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 15—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Six Months Ended June 30, 2008	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$189,650	$29,471	$—	$219,121
Operating expenses	(10,481)	(121,637)	(21,693)	—	(153,811)
Interest income, net	5,491	(74)	1,605	—	7,022
Other income (expense), net	47,406	5,437	(436)	(52,947)	(540)
Income tax benefit (provision)	1,884	(25,963)	(3,406)	—	(27,485)

Net income	44,300	47,413	5,541	(52,947)	44,307
Net income attributable to noncontrolling interest	—	(7)	—	—	(7)

Net income attributable to common stockholders	$44,300	$47,406	$5,541	$(52,947)	$44,300

Statement of Cash Flows for the Six Months Ended June 30, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(238)	$(6,492)	$49,678	$5,457	$48,405
Cash flows provided by (used in) investing activities	668	23,985	(31,480)	420	(6,407)
Cash flows used in financing activities	(430)	(17,493)	(85)	—	(18,008)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5,665	5,665
Cash and cash equivalents at beginning of period	—	—	58,913	61,364	120,277

Cash and cash equivalents at end of period	$—	$—	$77,026	$72,906	$149,932

Statement of Cash Flows for the Six Months Ended June 30, 2008	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by operating activities	$6,909	$64,268	$3,813	$74,990
Cash flows provided by (used in) investing activities	(6,909)	(65,427)	5,781	(66,555)
Cash flows provided by (used in) financing activities	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	660	660
Cash and cash equivalents at beginning of period	—	2,438	64,675	67,113

Cash and cash equivalents at end of period	$—	$1,279	$74,929	$76,208

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview

Spin-Off

        In connection with a plan by IAC/Interactive Corp ("IAC") to separate into five publicly traded companies, Interval Leisure Group, Inc. ("ILG") was incorporated as a Delaware corporation in May 2008. We refer to the separation transaction as the "spin-off." Prior to the spin-off, ILG did not have any material assets or liabilities, nor did it engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities.

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

Vacation Ownership Membership Services (Interval)

        Interval has been at the forefront of the vacation ownership membership services industry since its founding in 1976, and we operate one of the leading vacation ownership membership exchange networks, the Interval Network. As of June 30, 2009:

  •
  the large and diversified base of resorts participating in the Interval Network consisted of approximately 2,500 resorts located in more than 75 countries and included both leading independent resort developers and branded hospitality companies; and

  •
  approximately 1.9 million vacation ownership interest owners were enrolled as members of the Interval Network.

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

        Interval earns most of its revenue from (i) fees paid for membership in the Interval Network and (ii) transactional and service fees paid primarily for exchanges, Getaways and reservation servicing, collectively referred to as "transaction revenue."

Hotel and Resort Management and Vacation Rental Services (Aston)

        Through Aston, we provide (i) hotel and resort management and vacation rental services for owners of resort condominiums and other vacation properties and (ii) hotel management services to owners of traditional hotels. Such vacation properties and hotels are not owned by us. As of June 30, 2009, Aston provided resort management at 25 resorts and hotels, as well as more limited management services at 20 properties.

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

International Operations

        International revenue decreased 13.8% in the six months ended June 30, 2009 compared to 2008. As a percentage of our total revenue, international revenue decreased to 15.7% in the six months ended June 30, 2009 from 17.4% in 2008.

        International revenue in the six months ended June 30, 2009 was affected by unfavorable foreign currency translations when compared to 2008. Excluding this effect, international revenue grew 3.5% in the six months ended June 30, 2009 compared to 2008 and as a percentage of our total revenue, international revenue grew to 18.0% in the six months ended June 30, 2009 from 17.4% in 2008.

Other Factors Affecting Results

        Our second quarter 2009 financial results have been impacted by $9.4 million of incremental interest expense, $0.6 million of incremental non-cash compensation expense and $1.5 million of incremental stand-alone and public company costs, all related to our spin-off from our former parent on August 20, 2008, as well as unfavorable foreign currency fluctuations to the reporting currency from the prior year quarter due to the strengthening of the U.S. dollar.

        The tightening of the market for debt financing, particularly with respect to receivables financing, has caused resort developers to focus on their liquidity. Developers have taken measures to contract their sales and marketing and development initiatives, which in turn impacts the flow of new members to our exchange networks.

        Our Aston segment has been impacted during 2008 and through the second quarter of 2009 by the decline in visitors to Hawaii which decreased 4.4% and 9.9% for the three and six months ended June 30, 2009, respectively, as compared to the prior year period, according to the Hawaii Department of Business, Economic Development and Tourism. A decline in visitors is expected to continue throughout the remainder of 2009.

Results of operations for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008:

Revenue

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$86,897	(2.0)%	$88,646
Aston	11,904	(18.1)%	14,538

Total revenue	$98,801	(4.2)%	$103,184

        Revenue for the three months ended June 30, 2009 decreased $4.4 million, or 4.2%, from the comparable period in 2008.

        The Interval segment revenue decreased by $1.7 million from the prior year period. Total member revenue, which primarily consists of membership fee and transactional and service fees, decreased

$0.8 million, or 0.9%. Total active members at June 30, 2009 decreased 5.7% from 2008 to approximately 1.9 million. Overall average revenue per member increased 4.4% to $43.95 in the second quarter 2009 from $42.08 in 2008. Transaction revenue was relatively flat, increasing $0.1 million, or 0.3%, primarily due to a $0.7 million increase in reservation servicing fees related to additional activity from existing and new servicing arrangements as compared to the prior year period, mostly offset by a $0.6 million decrease in transaction revenue from exchanges and Getaways due to a 1.0% decrease in volume for exchanges and Getaways coupled with a 0.4% decrease in average transaction fees. Membership fee revenue decreased $1.0 million, or 2.8%, primarily due to unfavorable foreign currency translations of $1.0 million.

        The Interval segment revenue in the second quarter 2009 was affected by unfavorable foreign currency translations of $2.4 million resulting from the strengthening of the U.S. dollar when compared to 2008. Excluding this effect, Interval segment revenue would have increased $0.7 million in the second quarter of 2009 compared to 2008.

        The Aston segment revenue decreased 18.1%, or $2.6 million, which included a 17.1% decrease in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. The decrease in fee income earned by Aston from managed vacation properties was driven by a reduction in revenue per available room ("RevPAR"). Lower occupancy, and to a lesser extent, lower average daily rate led to the reduction in RevPAR. Occupancy rates during the second quarter 2009 continued to be negatively impacted by overall macroeconomic conditions driving consumer discretionary spending. Aston has been generally tracking the results of comparable properties in the Hawaii market.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$184,219	(0.7)%	$185,480
Aston	25,823	(23.2)%	33,641

Total revenue	$210,042	(4.1)%	$219,121

        Revenue for the six months ended June 30, 2009 decreased $9.1 million, or 4.1%, from the comparable period in 2008.

        The Interval segment revenue decreased by $1.3 million from the prior year period. Total member revenue, which primarily consists of membership fee and transactional and service fees, increased $0.9 million, or 0.5%. Overall average revenue per member increased 4.8% to $93.13 in the first six months of 2009 from $88.85 in 2008. Transaction revenue increased $1.2 million, or 1.2%, primarily due to a $2.6 million increase in reservation servicing fees related to additional activity from existing and new servicing arrangements as compared to the prior year period, partly offset by a $1.4 million decrease in transaction revenue from exchanges and Getaways primarily due to a 1.1% decrease in average transaction fees and a decrease of 0.2% in volume for exchanges and Getaways. Membership fee revenue decreased $0.4 million, or 0.7%, primarily due to unfavorable foreign currency translations of $2.1 million and a 4.1% decrease in average active members, partially offset by a 3.6% increase in average membership fees.

        The Interval segment revenue in the first six months of 2009 was affected by unfavorable foreign currency translations of $6.1 million resulting from the strengthening of the U.S. dollar when compared to 2008. Excluding this effect, Interval segment revenue would have increased $4.8 million, resulting in a 2.6% increase in 2009 compared to 2008.

        The Aston segment revenue decreased 23.2%, or $7.8 million, which included a 19.8% decrease in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. The decrease in fee income earned by Aston from managed vacation properties was driven by a reduction in revenue per available room ("RevPAR"). Lower occupancy, and to a lesser extent, lower average daily rate led to the reduction in RevPAR. Occupancy rates during 2009 continue to be negatively impacted by overall macroeconomic conditions driving consumer discretionary spending. Aston has been generally tracking the results of comparable properties in the Hawaii market.

Cost of sales

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$21,390	(4.6)%	$22,419
Aston	9,127	(19.4)%	11,319

Total cost of sales	$30,517	(9.5)%	$33,738

As a percentage of total revenue	30.9%	(5.5)%	32.7%
Gross margin	69.1%	2.7%	67.3%

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

        Cost of sales in the second quarter 2009 decreased $3.2 million from 2008, of which Interval and Aston contributed $1.0 million and $2.2 million of the decrease, respectively. Overall gross margin increased by 2.7% to 69.1% for the three months ended June 30, 2009 compared to 2008. Interval's gross margin increased by 0.9% over the comparable periods, while Aston's gross margin increased 5.4%. Aston has lower gross margins than Interval primarily due to the compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. Interval's cost of sales decreased primarily due to decreases of $0.7 million in compensation and other employee-related costs and $0.3 million in the cost of rental inventory for use primarily in Getaways. The decrease in Interval's compensation and other employee-related costs is due primarily to a decrease of 3.7% in average operational headcount. The decrease in Aston's cost of sales was primarily due to a decrease of 11.7% in average operational headcount servicing Aston's managed vacation properties.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$43,672	(4.6)%	$45,775
Aston	18,935	(21.2)%	24,044

Total cost of sales	$62,607	(10.3)%	$69,819

As a percentage of total revenue	29.8%	(6.5)%	31.9%
Gross margin	70.2%	3.0%	68.1%

        Cost of sales for the first six months of 2009 decreased $7.2 million from 2008, of which Interval and Aston contributed $2.1 million and $5.1 million of the decrease, respectively. Overall gross margin increased by 3.0% to 70.2% for the six months ended June 30, 2009 compared to 2008. Interval's gross margin increased 1.3% as compared to the prior period, while Aston's gross margin decreased 6.5%. Aston has lower gross margins than Interval primarily due to the compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. Interval's cost of sales decreased primarily due to decreases of $1.3 million in compensation and other employee- related costs and $0.8 million in the cost of rental inventory for use primarily in Getaways. The decrease in Interval's compensation and other employee-related costs is due primarily to a decrease of 1.2% in average operational headcount. The decrease of $5.1 million in Aston's cost of sales was primarily due to a decrease of 9.5% in average operational headcount servicing Aston's managed vacation properties.

Selling and marketing expense

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Selling and marketing expense	$13,410	(7.3)%	$14,464
As a percentage of total revenue	13.6%	(3.2)%	14.0%

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

        Selling and marketing expense in the second quarter 2009 decreased $1.1 million from 2008, primarily due to a decrease in compensation and other employee-related costs and travel and entertainment expenses at both Interval and Aston, in addition to a decrease in advertising and promotional expenditures due the timing of an industry trade show which occurred in the second quarter of 2008 compared to only partially in the second quarter of 2009. The decrease in compensation and other employee-related costs is due primarily to a decrease of approximately 16.1% in average selling and marketing related headcount. Decreases were offset by certain marketing fees related to agreements entered into during the first quarter 2009.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Selling and marketing expense	$26,528	(2.0)%	$27,069
As a percentage of total revenue	12.6%	2.2%	12.4%

        Selling and marketing expense in the first six months of 2009 decreased $0.5 million compared to 2008, primarily due to decreases in compensation and other employee-related costs and travel and entertainment expenses at Interval and Aston as well as decreases in costs related to membership fulfillment, offset by certain marketing fees related to agreements entered into during the first quarter 2009. The decrease in compensation and other employee-related costs is due primarily to a decrease of 13.6% in average selling and marketing related headcount.

General and administrative expense

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
General and administrative expense	$20,453	3.5%	$19,767
As a percentage of total revenue	20.7%	8.1%	19.2%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in the second quarter 2009 increased $0.7 million from 2008, primarily due to an increase in expenses associated with being a stand-alone and public company, including compensation, non-cash compensation and other employee-related costs.

        Non-cash compensation expense included in general and administrative expense for the three months ended June 30, 2009 was $1.9 million compared to $1.4 million for the comparable period in 2008. As of June 30, 2009, there was approximately $24.7 million of unrecognized non-cash compensation expense, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.8 years. Overall incremental stand-alone and public company costs, excluding non-cash compensation expense, were $1.5 million.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
General and administrative expense	$41,878	6.4%	$39,342
As a percentage of total revenue	19.9%	11.0%	18.0%

        General and administrative expense in the first six months of 2009 increased $2.5 million from 2008, primarily due to an increase in expenses associated with being a stand-alone and public company, including compensation, non-cash compensation and other employee-related costs.

        Non-cash compensation expense included in general and administrative expense for 2009 was $3.6 million compared to $2.6 million for the comparable period in 2008. Overall incremental stand-alone and public company costs, excluding non-cash compensation expense, were $2.8 million.

Amortization Expense of Intangibles

  For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)			(Dollars in thousands)
Amortization	$6,485	0.1%	$6,477	$12,961	0.1%	$12,954
As a percentage of total revenue	6.6%	4.6%	6.3%	6.2%	4.4%	5.9%

        Amortization expense of intangibles for the three and six months ended June 30, 2009 was consistent with the comparable 2008 period for both Interval and Aston.

Depreciation Expense

  For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)			(Dollars in thousands)
Depreciation	$2,494	4.3%	$2,392	$4,657	0.6%	$4,627
As a percentage of total revenue	2.5%	8.9%	2.3%	2.2%	5.0%	2.1%

        Depreciation expense for the three months ended June 30, 2009 as compared to 2008 increased $0.1 million primarily due to depreciable assets placed in service in the periods subsequent to June 30, 2008. Depreciation expense for the six months ended June 30, 2009 as compared to 2008 was relatively flat.

Operating income

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$25,966	(2.8)%	$26,717
Aston	(524)	(41.2)%	(371)

Total operating income	$25,442	(3.4)%	$26,346

As a percentage of total revenue	25.8%	0.9%	25.5%

        Operating income for the three months ended June 30, 2009 decreased $0.9 million from the comparable period in 2008, primarily due to increases of $1.5 million of incremental stand-alone and public company costs and $0.6 million in non-cash compensation expense, and a decrease of $1.2 million in gross profit, partially offset by a reductions in selling and marketing expenses and overall compensation and employee benefits.

        Excluding the effect of the unfavorable currency translations of $0.4 million resulting from the strengthening of the U.S. dollar, Interval segment operating income would have decreased $0.4 million in the second quarter of 2009 compared to 2008.

        The increase in operating loss at Aston is due to a decrease in gross profit, partially offset by decreases in selling and marketing and general and administrative expenses.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$61,197	(3.0)%	$63,067
Aston	214	(90.5)%	2,243

Total operating income	$61,411	(6.0)%	$65,310

As a percentage of total revenue	29.2%	(1.9)%	29.8%

        Operating income for the six months ended June 30, 2009 decreased $3.9 million from the comparable period in 2008, primarily due to increases of $2.8 million of incremental stand-alone and public company costs and $1.1 million in non-cash compensation expense and a decrease of $1.9 million in gross profit, partially offset by decreases in overall compensation and employee benefits and selling and marketing expenses.

        Excluding the effect of the unfavorable currency translations of $1.4 million resulting from the strengthening of the U.S. dollar, Interval segment operating income would have decreased $0.5 million in 2009 compared to 2008.

        The decrease in operating income at Aston is due to a decrease in gross profit, partially offset by decreases in selling and marketing and general and administrative expenses.

Earnings Before Interest, Taxes, Depreciation and Amortization

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting."

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$35,636	(0.5)%	$35,802
Aston	1,036	(6.8)%	1,111

Total EBITDA	$36,672	(0.7)%	$36,913

As a percentage of total revenue	37.1%	3.8%	35.8%

        EBITDA in the second quarter 2009 decreased $0.2 million from 2008, of which Aston contributed $0.1 million of the decrease. The decrease in the Interval segment is due to a decrease in gross profit of $0.7 million and an increase of $0.4 million in general and administrative expenses, excluding non-cash compensation, offset by a decrease of $0.9 million in selling and marketing expenses, excluding non-cash compensation.

        Excluding the effect of the unfavorable currency translations of $0.4 million resulting from the strengthening of the U.S. dollar, Interval segment EBITDA would have increased $0.2 million in the second quarter of 2009 compared to 2008.

        The Aston segment continues to be adversely impacted by general consumer macroeconomic conditions which have caused a reduction in demand.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$79,892	(1.1)%	$80,777
Aston	3,333	(36.0)%	5,207

Total EBITDA	$83,225	(3.2)%	$85,984

As a percentage of total revenue	39.6%	1.0%	39.2%

        EBITDA in the first six months of 2009 decreased $2.8 million from 2008, of which Aston contributed $1.9 million of the decrease. The decrease in the Interval segment is primarily due to increases of $1.8 million in selling and marketing and general and administrative expenses, excluding non-cash compensation, offset by an increase of $0.8 million in gross profit. Increases in general and administrative expenses include $2.8 million of incremental stand-alone and public company costs.

        Excluding the effect of the unfavorable currency translations of $1.4 million resulting from the strengthening of the U.S. dollar, Interval segment EBITDA would have increased $0.5 million in 2009 compared to 2008.

        The Aston segment continues to be adversely impacted by general consumer macroeconomic conditions which have caused a reduction in demand.

Other income (expense)

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Interest income	$208	NM	$5,119
Interest expense	(9,470)	NM	(53)
Other expense	(2,240)	NM	(40)

        Interest income decreased $4.9 million for the three months ended June 30, 2009 compared to 2008, primarily due to $4.2 million of interest earned on the receivable from IAC and subsidiaries in 2008 which was extinguished in connection with the spin-off and generally lower interest rates, offset by higher average cash balances in 2009.

        Interest expense in the second quarter 2009 primarily relates to interest and the amortization of debt costs on the issuance of $300.0 million principal amount 9.5% senior notes and the senior secured credit facility, which includes a $150.0 million term loan and a $50.0 million revolving credit facility, entered into in connection with the spin-off. The senior notes were initially recorded with original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $0.5 million was amortized in the second quarter 2009.

        Other expense primarily relates to loss on foreign currency exchange related to assets held in certain countries in currencies other than their local currency. Unfavorable fluctuations in currency exchange rates caused a net loss during the three months ended June 30, 2009.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Interest income	$597	NM	$7,135
Interest expense	(18,935)	NM	(113)
Other expense	(830)	53.7%	(540)

        Interest income decreased $6.5 million for the six months ended June 30, 2009 compared to 2008, primarily due to $5.5 million of interest earned on the receivable from IAC and subsidiaries in 2008 which was extinguished in connection with the spin-off and generally lower interest rates, offset by higher average cash balances in 2009.

        Interest expense in the first six months of 2009 primarily relates to interest and the amortization of debt costs on the abovementioned debt, entered into in connection with the spin-off. The senior notes were initially recorded with original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $1.0 million was amortized in the first six months of 2009.

        Other expense primarily relates to loss on foreign currency exchange related to assets held in certain countries in currencies other than their local currency. Unfavorable fluctuations in currency exchange rates caused a net loss during the six months ended June 30, 2009.

Income tax provision

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

        For the three months ended June 30, 2009 and 2008, ILG recorded tax provisions of $5.3 million and $11.9 million, respectively, which represent effective tax rates of 38.3% and 37.9%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

        For the six months ended June 30, 2009 and 2008, ILG recorded tax provisions of $16.8 million and $27.5 million, respectively, which represent effective tax rates of 39.8% and 38.3%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the six months ended June 30, 2009, the effective tax rate increased primarily due to income taxes associated with the effects of a change in California tax law that was enacted during the first quarter of 2009.

        As of June 30, 2009 and December 31, 2008, ILG had unrecognized tax benefits of $0.1 million. There were no material increases or decreases in unrecognized tax benefits for the three months ended June 30, 2009. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. The amount of interest decreased by $0.1 million during the three months ended June 30, 2009, due principally to settlements with taxing authorities. As of June 30, 2009, ILG accrued $0.2 million for the payment of interest and penalties.

        By virtue of previously filed separate ILG and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under the Tax Sharing Agreement, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting date due primarily to anticipated settlements with taxing authorities. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

        Under the terms of the tax sharing agreement, executed on August 20, 2008 in connection with the spin-off, IAC generally retains the liability related to federal and state returns filed on a consolidated or unitary basis for all periods prior to the spin-off.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2009, we had $155.9 million of cash and cash equivalents and restricted cash and cash equivalents, including $58.7 million of U.S. dollar equivalent cash which is held in foreign jurisdictions, principally the United Kingdom, and is subject to changes in foreign exchange rates. Cash generated by operations is used as our primary source of liquidity. We believe that our cash balances, operating cash flows, and access to our unused $50.0 million revolving credit facility, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures. However, our operating cash flow may be impacted by macroeconomic factors outside of our control.

        We conduct business in Venezuela where currency restrictions exist. At June 30, 2009, we had $6.1 million of U.S. dollar equivalent cash which can only be repatriated upon the approval of the Venezuelan government. During the first quarter of 2009, we received approval to repatriate a portion of the amount previously requested and the remainder of which is either pending government approval or repatriation. In addition, during the first quarter of 2009, we submitted an additional request for approval to repatriate additional eligible funds. There was no activity during the second quarter of 2009. Our access to these funds for use within this jurisdiction is not restricted. We continue to request approval for repatriation of funds as amounts become eligible.

        Net cash provided by operating activities decreased to $48.4 million in the six months ended June 30, 2009 from $75.0 million in 2008. The decrease of $26.6 million from 2008 was principally due to an increase in interest payments of $18.1 million, lower interest income of $6.5 million and a reduction in cash receipts, partially offset by lower income taxes paid of $6.0 million and lower cash expenses.

        Net cash used in investing activities of $6.4 million in the six months ended June 30, 2009 resulted from capital expenditures of $7.3 million, offset by a decrease in the restricted cash of $0.9 million related to a collateral agreement for merchant transactions in the United Kingdom. In 2008, net cash used in investing activities was $66.6 million of which $61.9 million related to cash transfers to IAC and $5.6 million related to capital expenditures, offset by $1.0 million for a settlement received related to a lawsuit that was filed by Aston prior to its acquisition by ILG. The cash transfers to IAC relate to IAC's centrally managed U.S. treasury function through the spin-off. The increase in capital expenditures is primarily related to IT initiatives.

        In connection with the spin-off of ILG, on July 25, 2008, Interval Acquisition Corp., a subsidiary of ILG, entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan (the "Term Loan"), of which $132.5 million is outstanding at June 30, 2009, subsequent to our voluntary prepayment of $10.0 million covering the remainder of our 2009 obligation and a portion of our March 31, 2010 obligation, and a $50.0 million revolving credit facility (the "Revolver"). In addition, on August 19, 2008, Interval Acquisition Corp. issued to IAC $300.0 million of aggregate principal amounts of 9.5% Senior Notes due 2016 (the "Interval Senior Notes"), reduced by the original issue discount of $23.5 million of which $21.8 million remains unamortized at June 30, 2009, and IAC has exchanged such notes for certain of IAC's 7% Senior Notes, pursuant to a notes exchange and consent agreement. The secured credit facility ranks prior to the Interval Senior Notes to the extent of the value of the assets that secure it.

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans, investments and capital expenditures, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants, requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated EBITDA, as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow

(as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year commencing with December 31, 2009. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of June 30, 2009, we were in compliance with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.70 and 4.62, respectively.

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At June 30, 2009, guarantees, surety bonds and letters of credit totaled $22.3 million. Guarantees represent $19.8 million of this total and primarily relate to Aston's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to each other. In addition, certain of Aston's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and Aston either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, amounts are not expected to be significant.

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

Contractual obligations and commercial commitments

        Contractual obligations and commercial commitments at June 30, 2009 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Debt principal(a)	$432,500	$5,000	$41,250	$86,250	$300,000
Debt interest(a)	217,540	32,486	63,543	59,206	62,305
Purchase obligations(b)	11,919	5,945	5,211	763	—
Operating leases	71,410	9,978	17,173	13,967	30,292

Total contractual obligations	$733,369	$53,409	$127,177	$160,186	$392,597

(a)
Debt principal and debt interest represent principal and interest to be paid on our Term Loan, Interval Senior Notes and certain fees associated with our credit facility. Interest on the Term Loan is calculated using the prevailing rates as of June 30, 2009.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Guarantees, surety bonds and letters of credit	$22,321	$13,066	$6,708	$1,382	$1,165

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

Non-Cash Expenses That Are Excluded From ILG's Non-GAAP Measure

        Non-cash compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of restricted stock, restricted stock units and stock options. These expenses are not paid in cash, and we will include the related shares in our future calculations of diluted shares of stock outstanding. Upon vesting of restricted stock and restricted stock units and the exercise of certain stock options, the awards will be settled, at our discretion, on a net basis, with us remitting the required tax withholding amount from our current funds.

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

 RECONCILIATION OF EBITDA

        The following tables reconcile EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total (in thousands).

	For the Three Months Ended June 30, 2009
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Interval	$35,636	$(2,128)	$(2,293)	$(5,249)	$25,966
Aston	1,036	(123)	(201)	(1,236)	(524)

Total	$36,672	$(2,251)	$(2,494)	$(6,485)	25,442

Interest expense, net					(9,262)
Other expense, net					(2,240)

Earnings before income taxes and noncontrolling interest					13,940
Income tax provision					(5,337)

Net income					8,603
Net loss attributable to noncontrolling interest					1

Net income attributable to common stockholders					$8,604

	For the Three Months Ended June 30, 2008
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Interval	$35,802	$(1,623)	$(2,221)	$(5,241)	$26,717
Aston	1,111	(75)	(171)	(1,236)	(371)

Total	$36,913	$(1,698)	$(2,392)	$(6,477)	26,346

Interest income, net					5,066
Other expense, net					(40)

Earnings before income taxes and noncontrolling interest					31,372
Income tax provision					(11,881)

Net income					19,491
Net loss attributable to noncontrolling interest					1

Net income attributable to common stockholders					$19,492

	For the Six Months Ended June 30, 2009
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Interval	$79,892	$(3,955)	$(4,251)	$(10,489)	$61,197
Aston	3,333	(241)	(406)	(2,472)	214

Total	$83,225	$(4,196)	$(4,657)	$(12,961)	61,411

Interest expense, net					(18,338)
Other expense, net					(830)

Earnings before income taxes and noncontrolling interest					42,243
Income tax provision					(16,804)

Net income					25,439
Net income attributable to noncontrolling interest					(1)

Net income attributable to common stockholders					$25,438

	For the Six Months Ended June 30, 2008
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Interval	$80,777	$(2,943)	$(4,285)	$(10,482)	$63,067
Aston	5,207	(150)	(342)	(2,472)	2,243

Total	$85,984	$(3,093)	$(4,627)	$(12,954)	65,310

Interest income, net					7,022
Other expense, net					(540)

Earnings before income taxes and noncontrolling interest					71,792
Income tax provision					(27,485)

Net income					44,307
Net income attributable to noncontrolling interest					(7)

Net income attributable to common stockholders					$44,300

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

        In addition, we are exposed to foreign currency risk related to our assets and liabilities denominated in a currency other than the functional currency. Historically, we have not hedged this risk. Foreign exchange net loss for the three months ended June 30, 2009 and 2008 were $2.4 million and less than $0.1 million, respectively. Foreign exchange net loss for the six months ended June 30, 2009 and 2008 were $0.8 million and $0.5 million, respectively.

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

Interest Rate Risk

        At June 30, 2009, we had $132.5 million outstanding under the term loan facility. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $1.3 million. Additionally, at June 30, 2009, we had $300.0 million (principal amount) of Interval Senior Notes that bear interest at a fixed amount. If market rates decline, we run the risk that the required payments on the fixed rate debt will exceed those based on market rates. Based on our mix of fixed rate and floating rate debt and cash balances, we do not currently hedge our interest rate exposure.

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

        Actual results could differ materially from those contained in the forward looking statements included in this quarterly report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for or insolvency of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns, such as pandemics; changes in our senior management; regulatory changes; our ability to compete effectively; the effects of our significant indebtedness and our compliance with the terms thereof; adverse events or trends in key vacation destinations; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

Availability of Financing, Developer Insolvency—Lack of available financing for vacation property developers and consumers and the resultant potential for insolvency of developers could adversely affect our ability to maintain and grow our exchange network membership and could adversely affect our business, financial condition and results of operations.

        Vacation property developers rely on the credit markets for receivables financing used to fund their sales and marketing efforts and for financing new development. If receivables financing or financing for development of resorts remains unavailable or is only available on unacceptable terms, developers may continue to scale back or even cease operations, including sales and marketing efforts and development of resorts, a source of new members for our exchange networks. In addition, developers may seek to extend or adjust payment terms with us.

        Inability to obtain financing may lead to insolvency of one or more resort developers affiliated with Interval, which in turn could reduce or stop the flow of new members from their resorts and also could adversely affect the operations and desirability of exchange with those resorts if the developer's insolvency impacts the management of the resorts. Insolvency of one or more developers that in the aggregate have significant obligations owed to us could cause impairments to certain receivables and assets which could have a material adverse effect on our results of operations. Insolvency of several properties managed or marketed by Aston, particularly managed hotels, could materially adversely affect that segment's business, financial condition and results of operations.

        In addition to potential insolvency of developers and property owners, the lack of available credit for consumers could result in a decrease in potential purchasers of vacation interests who would otherwise become members and a decrease in potential purchasers of vacation properties in Hawaii. These could have a material adverse effect on our business, financial condition and results of operations.

Decreased demand for travel due to an epidemic or pandemic, such as the A/H1N1 influenza outbreak, could adversely affect our business.

        Following an outbreak of A/H1N1 influenza, several countries issued travel advisories or required quarantines of travelers. While we are unable to predict the scope or duration of this outbreak or its impact on travel by our members or to our managed properties, concerns relating to the health-risk posed by an epidemic or pandemic, including the A/H1N1 flu, could result in a decrease and/or delay in demand for travel to our managed hotels and resorts and for exchanges and Getaways to and purchases of vacation ownership interests in affected regions. This decrease and/or delay in demand, depending on its scope and duration, could adversely affect our business and financial performance.

Items 2-3.    Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On June 10, 2009, ILG's annual meeting of stockholders was held. Stockholders present in person or by proxy, representing 33,117,919 shares of ILG common stock, entitled to one vote per share, voted on the following matters:

  1.
  Election of Directors—stockholders elected the following nine directors of ILG to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

Name of Nominee	Number of Votes Cast For	Number of Votes Withheld
Craig M. Nash	19,740,998	13,376,921
Gregory R. Blatt	19,581,783	13,536,136
David Flowers	19,598,637	13,519,282
Gary S. Howard	16,790,184	16,327,735
Lewis J. Korman	19,597,625	13,520,294
Thomas J. Kuhn	31,823,588	1,294,331
Thomas J. McInerney	19,328,032	13,789,887
Thomas P. Murphy, Jr.	19,324,353	13,793,566
Avy H. Stein	19,795,343	13,322,576
  2.
  Ratification of Auditors—stockholders ratified the selection of Ernst & Young LLP as the independent registered public accounting firm for Interval Leisure Group, Inc. for the fiscal year ending December 31, 2009. The affirmative vote of a majority of the votes cast by holders of the shares of ILG common stock present in person or represented by proxy at the 2009 annual meeting was required to ratify this appointment. Stockholders eligible to vote voted as follows:

Number of Votes Cast For	Number of Votes Cast Against	Number of Abstentions
33,066,929	29,731	21,259

Item 6.    Exhibits

Exhibit Number		Description	Location
3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008
3.2	†	Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock
3.3		Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on August 25, 2008
4.1
		Rights Agreement dated as of June 10, 2009, between Interval Leisure Group, Inc. and the Bank of New York Mellon, as Rights Agent, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C	Exhibit 4.1 to ILG's Current Report on Form 8-K, filed as of June 11, 2009
4.2		Indenture, dated as of August 19, 2008, by and among Interval Acquisition Corp., the Guarantors identified therein and The Bank of New York Mellon, as Trustee	Exhibit 4.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008
4.3
		First Supplemental Indenture, dated as of August 20, 2008, among Interval Acquisition Corp., the Guarantors identified therein (including Interval Leisure Group, Inc.) and The Bank of New York Mellon, as Trustee	Exhibit 4.2 to ILG's Current Report on Form 8-K, filed on August 25, 2008
10.1		Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Craig M. Nash	Exhibit 10.1 to ILG's Current Report on Form 8-K, filed on June 19, 2009
10.2		Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Jeanette E. Marbert	Exhibit 10.2 to ILG's Current Report on Form 8-K, filed on June 19, 2009
10.3		Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and William L. Harvey	Exhibit 10.2 to ILG's Current Report on Form 8-K, filed on June 19, 2009
31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit Number		Description	Location
31.3	†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.3	††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

†
Filed herewith.

††
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2009
INTERVAL LEISURE GROUP, INC.
	By:	/s/ WILLIAM L. HARVEY William L. Harvey Chief Financial Officer
	By:	/s/ JOHN A. GALEA John A. Galea Chief Accounting Officer

QuickLinks

PART 1—FINANCIAL STATEMENTS
  Item 1. Consolidated Financial Statements
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
ILG'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF EBITDA
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II
OTHER INFORMATION
  Item 1. Not applicable.
  Item 1A. Risk Factors
  Items 2-3. Not applicable.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits
SIGNATURES