Form 10-Q
period 2009-09-30
Interval Leisure Group, Inc.
filed 2009-11-13
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 13, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
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

        As of November 9, 2009, 56,529,174 shares of the registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$97,321	$101,650	$309,963	$323,156
Cost of sales	29,788	32,317	94,995	104,521

Gross profit	67,533	69,333	214,968	218,635
Selling and marketing expense	12,799	13,512	39,327	40,581
General and administrative expense	22,463	23,079	64,341	62,421
Amortization expense of intangibles	6,501	6,476	19,462	19,430
Depreciation expense	2,701	2,429	7,358	7,056

Operating income	23,069	23,837	84,480	89,147
Other income (expense):
Interest income	183	3,658	780	10,793
Interest expense	(9,359)	(5,374)	(28,294)	(5,487)
Other income (expense), net	(439)	1,375	(1,269)	835

Total other income (expense), net	(9,615)	(341)	(28,783)	6,141

Earnings before income taxes and noncontrolling interest	13,454	23,496	55,697	95,288
Income tax provision	(5,317)	(10,975)	(22,121)	(38,460)

Net income	8,137	12,521	33,576	56,828
Net loss (income) attributable to noncontrolling interest	2	(3)	1	(10)

Net income attributable to common stockholders	$8,139	$12,518	$33,577	$56,818

Earnings per share attributable to common stockholders:
Basic	$0.14	$0.22	$0.60	$1.01
Diluted	$0.14	$0.22	$0.59	$1.01
Weighted average number of shares of common stock outstanding:
Basic	56,424	56,190	56,371	56,183
Diluted	57,214	56,551	56,882	56,303

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$153,395	$120,277
Restricted cash and cash equivalents	7,143	6,403
Accounts receivable, net of allowance of $706 and $301, respectively	24,345	17,646
Deferred income taxes	21,753	28,893
Deferred membership costs	14,766	13,816
Prepaid income taxes	930	—
Prepaid expenses and other current assets	17,911	20,186

Total current assets	240,243	207,221
Property and equipment, net	43,398	39,089
Goodwill	479,867	479,867
Intangible assets, net	145,825	165,013
Deferred membership costs	21,879	21,641
Deferred income taxes	5,807	5,297
Other non-current assets	21,227	19,080

TOTAL ASSETS	$958,246	$937,208

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$14,990	$11,789
Deferred revenue	100,977	95,565
Income taxes payable	—	13,817
Interest payable	2,624	11,327
Accrued compensation and benefits	16,424	12,292
Member deposits	9,907	8,932
Accrued expenses and other current liabilities	28,890	28,722
Current portion of long-term debt	—	15,000

Total current liabilities	173,812	197,444
Long-term debt, net of current portion	402,492	412,242
Other long-term liabilities	1,846	1,206
Deferred revenue	136,313	134,151
Deferred income taxes	73,487	62,600

Total liabilities	787,950	807,643

Redeemable noncontrolling interest	425	426
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock, none issued and outstanding	—	—
Common stock $.01 par value; authorized 300,000,000 shares, 56,526,084 and 56,209,634 issued and outstanding shares, respectively	565	562
Additional paid-in capital	152,356	147,537
Retained earnings (deficit)	25,151	(8,426)
Accumulated other comprehensive loss	(8,201)	(10,534)

Total stockholders' equity	169,871	129,139

TOTAL LIABILITIES AND EQUITY	$958,246	$937,208

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

		Common Stock				Accumulated Other Comprehensive Loss
	Total Stockholders' Equity			Additional Paid-in Capital	Retained Earnings (Deficit)
		Amount	Shares
	(In thousands, except share data)
Balance as of December 31, 2008	$129,139	$562	56,209,634	$147,537	$(8,426)	$(10,534)
Comprehensive income:
Net income attributable to common stockholders	33,577	—	—	—	33,577	—
Foreign currency translation	2,333	—	—	—	—	2,333

Comprehensive income	35,910
Non-cash compensation expense	6,785	—	—	6,785	—	—
Deferred restricted stock units released, net of withholding taxes	604	1	115,144	603	—	—
Issuance of common stock upon exercise of stock options	342	—	51,120	342	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(696)	2	176,460	(698)	—	—
Deferred stock compensation expense	(44)	—	—	(44)	—	—
Adjustment to issuance of common stock at spin-off	(11)	—	(26,274)	(11)	—	—
Adjustment to dividends to IAC in connection with the spin-off(a)	(2,158)	—	—	(2,158)	—	—

Balance as of September 30, 2009	$169,871	$565	56,526,084	$152,356	$25,151	$(8,201)

(a)
Due to a reconciliation of federal and state income taxes for the 2008 period prior to the spin-off and as provided for in the Tax Sharing Agreement entered into with IAC, we recorded a $2.2 million increase to the amount distributed to IAC due to a reduced income tax liability. See Note 12.

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$33,576	$56,828
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	19,462	19,430
Amortization of debt issuance costs	2,080	247
Depreciation expense	7,358	7,056
Accretion of original issue discount	1,500	231
Non-cash compensation expense	6,785	6,927
Deferred income taxes	17,269	504
Changes in assets and liabilities:
Accounts receivable	(7,104)	(3,173)
Prepaid expenses and other current assets	3,950	669
Accounts payable and other current liabilities	(1,659)	12,657
Income taxes payable	(16,388)	(5,723)
Deferred revenue	2,915	5,958
Other, net	(3,585)	(3,936)

Net cash provided by operating activities	66,159	97,675

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(1,000)
Changes in restricted cash	1,135	(3,717)
Transfers to IAC	—	(68,635)
Capital expenditures	(11,608)	(9,596)

Net cash used in investing activities	(10,473)	(82,948)

Cash flows from financing activities:
Proceeds from issuance of term loan facility	—	150,000
Principal payments on term loan	(26,250)	—
Payments of debt issuance costs	—	(10,569)
Dividend payment to IAC in connection with spin-off	—	(89,431)
Proceeds from the exercise of stock options	342	26
Release of deferred restricted stock units, net of withholding taxes	(430)	—
Vesting of restricted stock units, net of withholding taxes	(701)	—

Net cash provided by (used in) financing activities	(27,039)	50,026

Effect of exchange rate changes on cash and cash equivalents	4,471	(1,945)

Net increase in cash and cash equivalents	33,118	62,808
Cash and cash equivalents at beginning of period	120,277	67,113

Cash and cash equivalents at end of period	$153,395	$129,921

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$33,326	$751
Income taxes, net of refunds, including amounts paid in 2008 to IAC for ILG's share of IAC's consolidated tax liability	$21,342	$37,498
Supplemental disclosures of non-cash investing and financing activities:
Issuance of 9.5% Interval senior notes, net of discount of $23.5 million	$—	$276,500
Non-cash dividend to IAC	$—	$(276,500)
Extinguishment of receivable from IAC in connection with spin-off	$—	$(496,019)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

September 30, 2009

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Spin-Off

        In connection with a plan by IAC/InterActiveCorp ("IAC") to separate into five publicly traded companies, Interval Leisure Group, Inc. ("ILG") was incorporated as a Delaware corporation in May 2008. In these consolidated financial statements, we refer to the separation transaction as the "spin-off." Prior to the spin-off, ILG did not have any material assets or liabilities, nor did it engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities.

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

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of ILG's management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the accompanying financial statements, management has evaluated subsequent events through November 12, 2009 (the date the financial statements were issued). Interim results are not indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with ILG's audited consolidated financial statements and notes thereto for the year ended December 31, 2008.

Reclassifications and Restatement

        In our consolidated statements of income, certain expenses in the three and nine month periods ended September 30, 2008 have been reclassified to conform to the current period presentation. The current presentation of these expenses (telephone, rent, credit card commissions, distribution and deferred membership costs) applies an allocation better aligned with the utilization of resources. These reclassifications had no impact on operating income or net income for the three and nine months ended September 30, 2008. The table below summarizes, for the periods presented, the increase (decrease) to the affected income statement line items resulting from these reclassifications (in thousands).

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Cost of sales	$(779)	$(1,281)
Selling and marketing expense	1,209	2,503
General and administrative expense	(430)	(1,222)

        Additionally, in our consolidated statements of income, a restatement has been made in the three and nine month periods ended September 30, 2008. This restatement represents the correction of a prior period accounting error related to the pass-through revenue of our Aston reporting unit. Pass-through revenue represents the compensation and other employee-related costs directly associated with Aston's management of the properties that are included in both revenue and cost of sales and that are passed on to the property owners without mark-up. The error resulted from the exclusion of certain employee-related costs being paid to third parties which otherwise should be included in pass-through revenue. The exclusion of these employee-related costs had no impact on our previously issued

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

consolidated balance sheets, operating income, net income or per share amounts. This restatement affects the presentation of our pass-through revenue and related cost of sales in our consolidated statements of income. The table below summarizes, for the periods presented, the effect of this restatement to revenue and cost of sales previously reported (in thousands).

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Increase in revenue	$895	$3,280
Increase in cost of sales	895	3,280

        We have considered the guidance in Accounting Standard Codification ("ASC") Topic 250, "Accounting Changes and Error Corrections" ("ASC 250"), ASC Topic 270 "Interim Financial Reporting", ASC Topic 250-S99-1, "Assessing Materiality" and ASC Topic 250-S99-2, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", in evaluating whether restating previously issued consolidated financial statements to reflect the correction of this error is required. ASC 250 requires an adjustment to financial statements for each individual prior period presented to reflect the correction of the period-specific effects of the error if the error is material. Based on our evaluation of quantitative and qualitative factors, we believe the identified misstatements are immaterial to ILG's consolidated financial statements and to the presentation of our Aston reporting unit as we considered it unlikely that the judgment of a reasonable person relying on the report for purposes of analyzing either consolidated or Aston segment information would have been changed or influenced by this prior period accounting error given the nature of pass-through revenue. Regardless, we believe the preferred presentation would be to restate previously issued financial information herein to reflect the correction of this error.

        The tables below summarize the effect of the reclassifications and restatement, for the periods presented, of previously reported consolidated financial statements (in thousands).

	Three Months Ended September 30, 2008
	As Previously Reported	Reclassifications	Restatement	As Restated
Revenue	$100,755	$—	$895	$101,650
Cost of sales	32,201	(779)	895	32,317
Selling and marketing expense	12,303	1,209	—	13,512
General and administrative expense	23,509	(430)	—	23,079

	Nine Months Ended September 30, 2008
	As Previously Reported	Reclassifications	Restatement	As Restated
Revenue	$319,876	$—	$3,280	$323,156
Cost of sales	102,522	(1,281)	3,280	104,521
Selling and marketing expense	38,078	2,503	—	40,581
General and administrative expense	63,643	(1,222)	—	62,421

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

        Additionally, the adoption of new guidance issued by the FASB pertaining to noncontrolling interests in consolidated financial statements, included within ASC Topic 810, "Consolidations", contains presentation and disclosure requirements to be applied retrospectively for all periods presented. Consequently, this has resulted in reclassification of a redeemable noncontrolling interest, which is presented in our December 31, 2008 consolidated balance sheet separate from permanent equity. Also, the redeemable noncontrolling interest has been presented as a reconciling item in the consolidated statements of income.

Company Overview

        ILG is a leading global provider of membership and leisure services to the vacation industry. We operate in two business segments: Interval and Aston. Our principal business, Interval, makes available vacation ownership membership services to the individual members of its exchange networks, as well as related services to resort developers participating in its programs worldwide. Aston was acquired in May 2007 and provides hotel and resort management and vacation rental services to both vacationers and vacation resort/hotel owners predominantly in Hawaii.

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

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units using the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders for the three and nine months ended September 30, 2009 do not include approximately 2.7 million stock options and restricted stock units ("RSUs"), as the effect of their inclusion would have been anti-dilutive to earnings per share.

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic weighted average shares of common stock outstanding	56,424	56,190	56,371	56,183
Net effect of common stock equivalents assumed to be exercised related to RSUs	728	265	468	88
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	62	96	43	32

Diluted weighted average shares of common stock outstanding	57,214	56,551	56,882	56,303

        For the three and nine months ended September 30, 2008, basic and diluted weighted average shares of common stock outstanding were computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period prior to the spin-off, plus the weighted average of such shares outstanding following the spin-off date through September 30, 2008.

Recent Accounting Pronouncements

        With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance to ILG as of the date of our subsequent events evaluation.

        In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2009-13, "Multiple-Deliverable Revenue Arrangements," (amendments to FASB ASC Topic 605, "Revenue Recognition") ("ASU 2009-13"). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25. The revised guidance modifies the criteria for recognizing revenue in multiple element arrangements and expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In August 2009, the FASB issued ASU 2009-05, "Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value" ("ASU 2009-05"). ASU 2009-05 amends ASC 820, "Fair Value Measurements and Disclosures," ("ASC 820"), to provide further guidance on how to measure the fair value of a liability. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective for the first reporting period (including interim periods) beginning after its issuance, which is October 1, 2009 for ILG. The adoption of this standard update is not expected to materially impact our consolidated financial position, results of operations, cash flows or related disclosures.

Adopted Accounting Pronouncements

        In June 2009, the FASB issued its final Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," which is incorporated into ASC 105, "Generally Accepted Accounting Principles ("ASC 105"). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted this standard as of the interim reporting period ended September 30, 2009.

        In May 2009, the FASB issued new guidance as part of ASC Topic 855, "Subsequent Events" ("ASC 855"), which established general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This new guidance is effective for interim or annual financial periods ending after June 15, 2009. We have adopted this standard as of June 30, 2009.

        In April 2009, the FASB issued new guidance as part of ASC Topic 805, "Business Combinations" ("ASC 805"), which amends and clarifies ASC 820 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, "Contingencies" ("ASC 450"), to determine whether the contingency should be recognized at the acquisition date or after it. This guidance is effective for assets or liabilities arising from contingencies in business

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. We have adopted this guidance effective for our fiscal year beginning January 1, 2009. We expect that this guidance could have an impact on our consolidated financial position and results of operations, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

        In April 2009, the FASB issued new guidance as part of ASC Topic 820 which provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in ASC 820. We adopted this guidance as of June 30, 2009. The adoption of this guidance had no impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In April 2009, the FASB issued new guidance as part of ASC Topic 825, "Financial Instruments" ("ASC 825"), which amends ASC 825 and requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The release also amends ASC Topic 270, "Interim Reporting" ("ASC 270"), to require those disclosures in all interim financial statements. We adopted this new guidance as of June 30, 2009. There is no change in the accounting treatment of financial instruments under this new guidance and we have provided the additional disclosure required herein.

        Effective January 1, 2009, we adopted new guidance included within ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"). This new guidance amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. This new guidance requires a consistent approach between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of an asset under ASC 805. The new guidance also requires enhanced disclosures when an intangible asset's expected future cash flows are affected by an entity's intent and/or ability to renew or extend the arrangement. The adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        Effective January 1, 2009, we adopted new guidance included within ASC 820 which delayed the effective date of this standard for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of ASC 820 to non-financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        Effective January 1, 2009, we adopted ASC 805, "Business Combinations" ("ASC 805"). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. This guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In March 2008, the FASB issued new guidance as part of ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). The objective of this new guidance is to improve financial reporting on derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this new guidance as of January 1, 2009. The adoption of this new guidance had no impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In December 2007, the FASB issued new guidance as part of ASC Topic 810, "Consolidation" ("ASC 810"). This new guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance is effective for fiscal years beginning after December 15, 2008 and will be applied prospectively, except as it relates to disclosures, for which the effects will be applied retrospectively for all periods presented. We adopted this standard as of January 1, 2009. The presentation and disclosure requirements of this guidance, which must be applied retrospectively for all periods presented, have resulted in reclassifications to our prior period consolidated financial information. The adoption of this standard had no effect on operating income or net income in the current period or any prior periods.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        The balance of goodwill and other intangible assets, net is as follows (in thousands):

	September 30, 2009	December 31, 2008
Goodwill	$479,867	$479,867
Other intangible assets with indefinite lives	35,300	35,300
Intangible assets with definite lives, net	110,525	129,713

Total goodwill and other intangible assets, net	$625,692	$644,880

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Intangible assets with indefinite lives relate principally to trade names and trademarks. At September 30, 2009, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(90,922)	$38,578
Purchase agreements	73,500	(51,605)	21,895
Resort management contracts	45,700	(7,617)	38,083
Technology	24,630	(24,623)	7
Other	17,151	(5,189)	11,962

Total	$290,481	$(179,956)	$110,525

        At December 31, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(81,207)	$48,293
Purchase agreements	73,500	(46,091)	27,409
Resort management contracts	45,700	(5,168)	40,532
Technology	24,630	(24,606)	24
Other	16,878	(3,423)	13,455

Total	$290,208	$(160,495)	$129,713

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2008 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2009	$25,904
2010	25,904
2011	25,844
2012	19,631
2013	3,760
2014 and thereafter	28,670

Total	$129,713

        There were no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2009. Goodwill related to the Interval and Aston segments (each a reporting unit) was $474.7 million and $5.2 million, respectively, as of September 30, 2009.

        Pursuant to FASB guidance as codified within ASC Topic 350, "Intangibles-Goodwill and Other", goodwill acquired in business combinations is assigned to the reporting unit that is expected to benefit

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

from the combination as of the acquisition date. ILG tests goodwill and other indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded. As of October 1, 2008, we performed the required annual impairment test and determined there was no impairment with respect to the Interval or Aston reporting units, each of which are also reportable segments. We updated our assessment as of December 31, 2008 and reevaluated the carrying amount of our goodwill and long-lived intangible assets related to our Aston and Interval segments and, as a result, we recorded a non-cash charge of $34.3 million to reduce the value of goodwill related to the Aston segment. As of October 1, 2009, we performed the required annual impairment test and determined there was no impairment with respect to the Interval or Aston reporting units.

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	September 30, 2009	December 31, 2008
Computer equipment	$15,970	$13,534
Capitalized software	44,988	37,929
Buildings and leasehold improvements	20,921	20,858
Furniture and other equipment	10,520	9,815
Projects in progress	7,665	6,480

	100,064	88,616
Less: accumulated depreciation and amortization	(56,666)	(49,527)

Total property and equipment, net	$43,398	$39,089

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 5—LONG-TERM DEBT

        The balance of long-term debt is as follows (in thousands):

	September 30, 2009	December 31, 2008
9.5% Interval Senior Notes, net of unamortized discount of $21,258 and $22,758, respectively	$278,742	$277,242
Term loan (interest rate of 2.75% at September 30, 2009 and 4.19% at December 31, 2008)	123,750	150,000
Revolving credit facility	—	—

Total long-term debt	402,492	427,242
Less: Current maturities	—	(15,000)

Total long-term debt, net of current maturities	$402,492	$412,242

9.5% Interval Senior Notes

        In connection with the spin-off of ILG, on July 17, 2008, Interval Acquisition Corp., a subsidiary of ILG, ("Issuer") agreed to issue $300.0 million of aggregate principal amount of 9.5% Senior Notes due 2016 ("Interval Senior Notes") to IAC, and IAC agreed to exchange such Interval Senior Notes for certain of IAC's 7% senior unsecured notes due 2013 pursuant to a notes exchange and consent agreement. The issuance occurred on August 19, 2008 with original issue discount of $23.5 million, based on the difference between the interest rate on the notes and the effective interest rate that would have been payable on the notes if issued in a market transaction based on market conditions existing on July 17, 2008, the date of pricing, estimated to be 11%. The exchange occurred on August 20, 2008. Interest on the Interval Senior Notes is payable semi-annually in cash in arrears on September 1 and March 1 of each year, commencing March 1, 2009. The Interval Senior Notes are guaranteed by all entities that are domestic subsidiaries of the Issuer and by ILG. The Interval Senior Notes are redeemable by the Issuer in whole or in part, on or after September 1, 2012 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the event of a change of control (as defined in the indenture), the Issuer is obligated to make an offer to all holders to purchase the Interval Senior Notes at a price equal to 101% of the face amount. The change of control put option is a derivative pursuant to FASB guidance, as codified in ASC 815, that is required to be bifurcated from the host instrument, however, the value of the derivative is not material to our current financial position and results of operations. Subject to specified exceptions, the Issuer is required to make an offer to purchase Interval Senior Notes at a price equal to 100% of the face amount, in the event the Issuer or its restricted subsidiaries complete one or more asset sales and more than $25.0 million of the aggregate net proceeds are not invested (or committed to be invested) in the business or used to repay senior debt within one year after receipt of such proceeds. The original issue discount is being amortized to "Interest expense" using the effective interest method through maturity.

        On August 20, 2008, the Issuer and the guarantors entered into a Registration Rights Agreement with the holders of the Interval Senior Notes that required that within 45 days of the exchange ILG would file a registration statement to either exchange the Interval Senior Notes for registered Interval

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

Senior Notes or to register the resale of the Interval Senior Notes. The exchange offer was completed in February 2009, whereby all of the unregistered Interval Senior Notes were exchanged for registered Interval Senior Notes.

Senior Secured Credit Facility

        In connection with the spin-off of ILG, on July 25, 2008, the Issuer entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan, of which $123.8 million is outstanding at September 30, 2009, and a $50.0 million revolving credit facility.

        The principal amount of the term loan is payable quarterly over a five-year term ($3.8 million quarterly through December 31, 2010, $5.6 million quarterly through December 31, 2012, and approximately $25.0 million quarterly through July 25, 2013). Having previously prepaid the June 30, 2009 principal payment of $3.75 million, in June 2009, we voluntarily prepaid the September 30, 2009 and December 31, 2009 principal payments and a portion of the March 31, 2010 principal payment totaling $10.0 million. In September 2009, we voluntarily prepaid the remaining portion of the March 31, 2010 principal payment, the June 30, 2010 and September 30, 2010 principal payments totaling $8.75 million. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rates per annum applicable to loans under the senior secured credit facility are, at the Issuer's option, equal to either a base rate or a LIBOR rate plus an applicable margin, which varies with the total leverage ratio of the Issuer. As of September 30, 2009, the applicable margin was 2.50% per annum for LIBOR term loans, 2.00% per annum for LIBOR revolving loans, 1.50% per annum for base rate term loans and 1.00% per annum for base rate revolving loans. The revolving credit facility has a facility fee of 0.50%.

        We have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $70,000 at September 30, 2009, leaving $49.9 million of borrowing capacity at September 30, 2009. There have been no borrowings under the revolving credit facility through September 30, 2009.

        All obligations under the senior secured credit facilities are unconditionally guaranteed by ILG and each of the Issuer's existing and future direct and indirect domestic subsidiaries, subject to certain exceptions, and are secured by substantially all their assets. The secured credit facility effectively ranks prior to the Interval Senior Notes to the extent of the value of the assets that secure it.

Restrictions and Covenants

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans, investments and capital expenditures, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

facility requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year commencing with December 31, 2009. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of September 30, 2009, ILG was in compliance with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.68 and 4.26, respectively.

Debt Issuance Costs

        At September 30, 2009, total debt issue costs were $10.3 million, net of $3.2 million of accumulated amortization, which was included in "Other non-current assets." Debt issuance costs are amortized to "Interest expense" through maturity of the related debt using the effective interest method.

NOTE 6—FINANCIAL INSTRUMENTS

        The additional disclosure below of the estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies when available. Our financial instruments include guarantees, letters of credit and surety bonds. These commitments are in place to facilitate our commercial operations.

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$153,395	$153,395	$120,277	$120,277
Restricted cash and cash equivalents	7,143	7,143	6,403	6,403
Accounts receivable, net	24,345	24,345	17,646	17,646
Long-term debt	(402,492)	(451,500)	(427,242)	(343,676)
Guarantees, surety bonds and letters of credit	N/A	(30,165)	N/A	(26,666)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have original maturities of three months or less. Accounts receivable, net, are short-term in nature and are

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 6—FINANCIAL INSTRUMENTS (Continued)

generally settled shortly after the sale. Under the fair value hierarchy established in ASC 820, cash and cash equivalents, restricted cash and cash equivalents, and accounts receivable, net, are stated at fair value using Level 1 inputs (fair value determined based on quoted prices in active markets for identical assets or liabilities). Borrowings under our long-term debt are carried at historical cost and adjusted for amortization of discounts and principal payments. The fair value of these borrowings was estimated using quoted prices for our Interval Senior Notes in 2009 and inputs other than quoted prices that are observable for the term loan in 2009 and 2008 and the Interval Senior Notes in 2008, either directly or indirectly, which are intrinsic to the terms of the related agreement, such as interest rates and credit risk. The guarantees, surety bonds, and letters of credit represent liabilities that are carried on our balance sheet when a future related contingent event becomes probable and reasonably estimable.

NOTE 7—STOCKHOLDERS' EQUITY

        In order to effect the spin-off, 56,178,935 shares of ILG common stock were issued whereby each holder of one share of IAC common stock received 1/5 of an ILG share. ILG has 300 million authorized shares of common stock, par value of $.01 per share. At September 30, 2009, there were 56.5 million shares of ILG common stock outstanding.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of September 30, 2009. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

        In addition to the ordinary vesting of RSUs, during the first nine months of 2009, we delivered 115,144 of deferred RSUs, net of withholding taxes, which represented RSUs accelerated to vest prior to the spin-off, but for which the issuance of shares of common stock was deferred until January 2, 2009.

Stockholder Rights Plan

        In June 2009, ILG's Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a stockholders rights plan and declared a dividend of one right for each outstanding share of common stock held by our stockholders of record as of the close of business on June 22, 2009. The rights attach to any additional shares of common stock issued after June 22, 2009. These rights, which trade with the shares of our common stock, currently are not exercisable. Under the rights plan, these rights will be exercisable if a person or group acquires or commences a tender or exchange offer for 15% or more of our common stock. The rights plan provides certain exceptions for acquisitions by Liberty Media Corporation in accordance with an agreement entered into with ILG in connection with its spin-off from IAC/InterActiveCorp. If the rights become exercisable, each right will permit its holder, other than the "acquiring person," to purchase from us shares of common stock at a 50% discount to the then prevailing market price. As a result, the rights will cause substantial dilution to a person or group that becomes an "acquiring person" on terms not approved by our Board of Directors.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 8—BENEFIT PLANS

        Prior to the spin-off and through December 31, 2008, ILG participated in a retirement saving plan sponsored by IAC that qualified under Section 401(k) of the Internal Revenue Code. Effective January 1, 2009, the net assets available for benefits for the employees of ILG was transferred from the IAC plan to a newly created ILG plan. Under the ILG plan, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG originally provided a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to IRS restrictions. Effective March 1, 2009, we suspended matching contributions for the remainder of the 2009 calendar year. Matching contributions for the ILG plan were approximately $0.3 million for the nine months ended September 30, 2009. Matching contributions for the IAC plan were approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2008, respectively. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 9,641 share units were outstanding at September 30, 2009. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

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

        On August 20, 2008, ILG established the ILG 2008 Stock and Annual Incentive Plan (the "2008 Incentive Plan") which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares of common stock were issued. At the time of the spin-off, an additional 5.0 million shares of common stock were reserved for issuance under the 2008 Incentive Plan. As of September 30, 2009, 2.8 million shares remain available for future issuances under this plan.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

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

        Non-cash compensation expense related to RSUs for the three months ended September 30, 2009 and 2008 was $2.6 million and $3.8 million, respectively. For the nine months ended September 30, 2009 and 2008, non-cash compensation expense related to RSUs was $6.8 million and $6.9 million, respectively. Non-cash compensation expense for 2008 through the date of the spin-off, was maintained by and allocated to us from IAC. At September 30, 2009, there was approximately $21.9 million of unrecognized compensation cost, net of forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 2.6 years.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        Non-cash compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of sales	$180	$320	$480	$560
Selling and marketing expense	212	336	557	599
General and administrative expense	2,197	3,178	5,748	5,768

Non-cash compensation expense	$2,589	$3,834	$6,785	$6,927

        The following table summarizes RSU activity during the nine months ended September 30, 2009:

	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	1,685	$18.72
Granted	1,282	5.40
Vested	(255)	15.24
Forfeited	(36)	24.85

Non-vested RSUs at September 30	2,676	$12.51

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

        These shares are subject to a put right by the holder and a call right by ILG, which are not exercisable until the first quarter of 2013 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of Aston. The initial value of the preferred interest was equal to the acquisition price of Aston. The preferred interest accretes at a 10% annual rate. Upon exercise of the put or call, the consideration is payable in ILG shares or cash or a combination thereof at ILG's option. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price. The unrecognized compensation cost related to this equity award is $0.2 million and $0.3 million at September 30, 2009 and December 31, 2008, respectively.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

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

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interval
Revenue	$83,290	$85,543	$267,509	$271,023
Cost of sales	18,755	20,927	62,427	66,702

Gross profit	64,535	64,616	205,082	204,321
Selling and marketing expense	12,054	12,686	37,149	37,843
General and administrative expense	21,058	21,691	60,573	58,405
Amortization expense of intangibles	5,265	5,239	15,754	15,721
Depreciation expense	2,504	2,233	6,755	6,518

Segment operating income	$23,654	$22,767	$84,851	$85,834

Aston
Revenue	$14,031	$16,107	$42,454	$52,133
Cost of sales	11,033	11,390	32,568	37,819

Gross profit	2,998	4,717	9,886	14,314
Selling and marketing expense	745	826	2,178	2,738
General and administrative expense	1,405	1,388	3,768	4,016
Amortization expense of intangibles	1,236	1,237	3,708	3,709
Depreciation expense	197	196	603	538

Segment operating income	$(585)	$1,070	$(371)	$3,313

Consolidated
Revenue	$97,321	$101,650	$309,963	$323,156
Cost of sales	29,788	32,317	94,995	104,521

Gross profit	67,533	69,333	214,968	218,635
Direct segment operating expenses	44,464	45,496	130,488	129,488

Operating income	$23,069	$23,837	$84,480	$89,147

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 10—SEGMENT INFORMATION (Continued)

        ILG maintains operations in the United States and other international territories, primarily the United Kingdom. Geographic information on revenue, which is based on sourcing, and long-lived assets, which are based on physical location, is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
United States	$81,617	$84,660	$260,164	$267,847
All other countries	15,704	16,990	49,799	55,309

Total	$97,321	$101,650	$309,963	$323,156

	September 30, 2009	December 31, 2008
Long-lived assets (excluding goodwill and intangible assets):
United States	$42,088	$37,886
All other countries	1,310	1,203

Total	$43,398	$39,089

NOTE 11—COMPREHENSIVE INCOME

        Comprehensive income is comprised of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income attributable to common stockholders	$8,139	$12,518	$33,577	$56,818
Foreign currency translation	(325)	(4,414)	2,333	(3,666)

Comprehensive income	$7,814	$8,104	$35,910	$53,152

        Accumulated other comprehensive income is solely related to foreign currency translation. Only the accumulated other comprehensive income exchange rate adjustment related to Venezuela is tax effected, as required by FASB guidance codified in ASC Topic 740, "Income Taxes" ("ASC 740"), since the earnings in Venezuela are not indefinitely reinvested in that jurisdiction.

NOTE 12—INCOME TAXES

        ILG calculates its interim income tax provision in accordance with ASC 740. At the end of each interim period, ILG makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 12—INCOME TAXES (Continued)

individually computed and recognized in the interim period in which those items occur. In addition, the effect of a change in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

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

        For the three and nine months ended September 30, 2009, ILG recorded a tax provision of $5.3 million and $22.1 million, respectively, which represents effective tax rates of 39.5% and 39.7% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the nine months ended September 30, 2009, the effective tax rate increased due to income taxes associated with the effects of a change in California tax law that was enacted during the first quarter of 2009.

        For the three and nine months ended September 30, 2008, ILG recorded a tax provision of $11.0 million and $38.5 million, respectively, which represents effective tax rates of 46.7% and 40.4% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due to state and local income taxes partially offset by foreign income taxed at lower rates. During the three and nine months ended September 30, 2008, the rate also increased because ILG recorded income taxes during the third quarter 2008 as a result of the completion of a study regarding the U.S. tax consequences of certain of ILG's foreign operations ($1.3 million) and other income tax items ($0.7 million).

        As of September 30, 2009 and December 31, 2008, ILG had unrecognized tax benefits of $0.1 million. There were no material increases or decreases in unrecognized tax benefits for the three months ended September 30, 2009. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three months ended September 30, 2009. As of September 30, 2009, ILG had accrued $0.2 million for the payment of interest and penalties.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 12—INCOME TAXES (Continued)

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

        The Internal Revenue Service (IRS) is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes the operations of ILG from September 24, 2002, its date of acquisition by IAC. The statute of limitations for these years has been extended to December 31, 2010. The IRS examination for these years is expected to be completed in 2010. Various IAC consolidated tax returns filed with state and local jurisdictions are currently under examination, the most significant of which are California, New York State and New York City, for various tax years beginning with December 31, 2001. These state and local examinations are expected to be completed in 2010.

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

        Under the Tax Sharing Agreement, with respect to the consolidated federal income tax return of IAC and its subsidiaries for any taxable year that includes ILG, IAC could in its sole discretion elect ratable allocation under applicable U.S. Treasury Regulations. During the third quarter, IAC elected ratable allocation with the filing of its consolidated federal income tax return, which reduced the consolidated tax liability for the 2008 period prior to the spin-off. The Tax Sharing Agreement provides that the impact of the reconciliation of federal and state income taxes and the ratable allocation

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 12—INCOME TAXES (Continued)

election, for the 2008 period prior to the spin-off, are the responsibility of IAC. As a result, ILG recorded a $2.2 million increase to the amount distributed to IAC as part of the spin-off due to this reduced consolidated tax liability, which was recorded as a charge against additional paid in capital. An adjustment may be recorded in the fourth quarter of 2009 upon the reconciliation of the state income tax liability, following the filing of additional state income tax returns, for the 2008 period prior to the spin-off.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 12—INCOME TAXES (Continued)

        Under U.S. federal income tax law, IAC and the Spincos are severally liable for all of IAC's federal income taxes attributable to periods prior to and including IAC's year ended December 31, 2008. Thus, if IAC failed to pay the federal income taxes attributable to it under the Tax Sharing Agreement for periods prior to and including IAC's year ended December 31, 2008, the Spincos would be severally liable for such taxes. In the event a Spinco is required to make a payment in respect of a spin-off related tax liability of the IAC consolidated federal income tax return group under these rules for which such Spinco is not responsible under the Tax Sharing Agreement and full indemnification cannot be obtained from the Spinco responsible for such payment under the Tax Sharing Agreement, IAC will indemnify the Spinco that was required to make the payment from and against the portion of such liability for which full indemnification cannot be obtained from the Spinco responsible for such payment under the Tax Sharing Agreement.

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

        ILG has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events. At September 30, 2009, total guarantees, surety bonds and letters of credit total $30.2 million, with the highest annual amount of $12.9 million occurring in year one. Guarantees represent $28.0 million of this total and primarily relate to Aston's property management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to each other. In addition, certain of Aston's property management agreements provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 13—CONTINGENCIES (Continued)

contractual percentages, and Aston either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, amounts as of September 30, 2009 are not expected to be significant, individually or in the aggregate.

        We are in the process of reevaluating certain liabilities related to value added taxes due to a recent ruling in the European Union.

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

        Through August 20, 2008 (the effective date of the spin-off), ILG's expenses included allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These allocations were based on the ratio of ILG's revenue as a percentage of IAC's total revenue. Allocated costs were zero and $0.5 million for the three and nine months ended September 30, 2008, respectively, and are included in "General and Administrative Expenses" in our consolidated statements of income. The expense allocations from IAC ceased after the spin-off on August 20, 2008. It is not practicable to determine the actual expenses that would have been incurred for these services had ILG operated as a stand-alone entity. In the opinion of management, the allocation method is reasonable.

        The portion of interest income reflected in the consolidated statement of income that is intercompany in nature was $2.7 million and $8.2 million for the three and nine months ended September 30, 2008, respectively. This intercompany interest related to the receivables from IAC and ceased upon the spin-off on August 20, 2008.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 14—RELATED PARTY TRANSACTIONS (Continued)

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

        Aggregate revenue earned by ILG with respect to these commercial agreements with IAC subsidiaries was not material in the three and nine months ended September 30, 2009. ILG incurred approximately $0.1 million in expenses during the three months ended September 30, 2009 and 2008 and $0.2 during the nine months ended September 30, 2009 and 2008 related to these commercial agreements with IAC subsidiaries.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 14—RELATED PARTY TRANSACTIONS (Continued)

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

Other Transaction

        ILG has an agreement with Arise Virtual Solutions ("Arise") to provide outsourced call center services. Arise was considered a related party through August 20, 2008, the spin-off date, because one of IAC's board members is a partner of Accretive LLC, which owns Arise. During the three and nine months ended September 30, 2008 (through August 20, 2008), total payments of $1.0 million and $2.8 million, respectively, were made to Arise.

NOTE 15—SUPPLEMENTAL GUARANTOR INFORMATION

        The Interval Senior Notes are guaranteed by ILG and the domestic subsidiaries of the Issuer. These guarantees are full and unconditional and joint and several.

        The following tables present condensed consolidating financial information as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008 for ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined guarantor subsidiaries

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 15—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

of ILG (collectively, the "Guarantor Subsidiaries"), the combined non-guarantor subsidiaries of ILG (collectively, the "Non-Guarantor Subsidiaries") and ILG on a consolidated basis (in thousands).

Balance Sheet as of September 30, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$93	$86	$159,748	$80,316	$—	$240,243
Property and equipment, net	905	—	41,183	1,310	—	43,398
Goodwill and intangible assets, net	—	332,085	293,607	—	—	625,692
Investment in subsidiaries	168,873	718,757	46,923	—	(934,553)	—
Other assets		7,463	32,002	9,448		48,913

	$169,871	$1,058,391	$573,463	$91,074	$(934,553)	$958,246

Current liabilities	$242	$2,797	$149,051	$21,722	$—	$173,812
Other liabilities	—	399,374	196,311	18,453	—	614,138
Intercompany liabilities (receivables) / equity	(242)	487,347	(491,081)	3,976	—	—
Redeemable noncontrolling interest	—	—	425	—	—	425
Stockholders' equity	169,871	168,873	718,757	46,923	(934,553)	169,871

	$169,871	$1,058,391	$573,463	$91,074	$(934,553)	$958,246

Balance Sheet as of December 31, 2008	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$10	$236	$134,514	$72,461	$—	$207,221
Property and equipment, net	1,090	—	36,797	1,202	—	39,089
Goodwill and intangible assets, net	—	342,175	302,705	—	—	644,880
Investment in subsidiaries	127,421	638,411	34,988	—	(800,820)	—
Other assets	—	9,262	28,264	8,492	—	46,018

	$128,521	$990,084	$537,268	$82,155	$(800,820)	$937,208

Current liabilities	$1,173	$24,817	$149,011	$22,443	$—	$197,444
Other liabilities	—	410,807	185,271	14,121	—	610,199
Intercompany liabilities (receivables) / equity	(1,791)	427,039	(435,851)	10,603	—	—
Redeemable noncontrolling interest	—	—	426	—	—	426
Stockholders' equity	129,139	127,421	638,411	34,988	(800,820)	129,139

	$128,521	$990,084	$537,268	$82,155	$(800,820)	$937,208

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 15—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Three Months Ended September 30, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$85,790	$11,531	$—	$97,321
Operating expenses	(707)	(5,248)	(59,448)	(8,849)	—	(74,252)
Interest income (expense), net	—	(9,333)	4	153	—	(9,176)
Other income (expense), net	8,580	17,670	1,492	(431)	(27,750)	(439)
Income taxes	266	5,491	(10,170)	(904)	—	(5,317)

Net income	8,139	8,580	17,668	1,500	(27,750)	8,137
Net loss attributable to noncontrolling interest	—	—	2	—	—	2

Net income attributable to common stockholders	$8,139	$8,580	$17,670	$1,500	$(27,750)	$8,139

Statement of Income for the Three Months Ended September 30, 2008	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$88,686	$12,964	$—	$101,650
Operating expenses	(4,003)	(5,259)	(58,451)	(10,100)	—	(77,813)
Interest income (expense), net	—	(2,628)	47	865	—	(1,716)
Other income, net	14,987	19,823	3,141	1,339	(37,915)	1,375
Income taxes	1,534	3,051	(13,597)	(1,963)	—	(10,975)

Net income	12,518	14,987	19,826	3,105	(37,915)	12,521
Net income attributable to noncontrolling interest	—	—	(3)	—	—	(3)

Net income attributable to common stockholders	$12,518	$14,987	$19,823	$3,105	$(37,915)	$12,518

Statement of Income for the Nine Months Ended September 30, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$273,036	$36,927	$—	$309,963
Operating expenses	(2,074)	(15,790)	(180,748)	(26,871)	—	(225,483)
Interest income (expense), net	—	(28,203)	(43)	732	—	(27,514)
Other income (expense), net	34,867	62,231	6,027	(1,550)	(102,844)	(1,269)
Income taxes	784	16,629	(36,042)	(3,492)	—	(22,121)

Net income	33,577	34,867	62,230	5,746	(102,844)	33,576
Net income attributable to noncontrolling interest	—	—	1	—	—	1

Net income attributable to common stockholders	$33,577	$34,867	$62,231	$5,746	$(102,844)	$33,577

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

September 30, 2009

(Unaudited)

NOTE 15—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Nine Months Ended September 30, 2008	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$280,721	$42,435	$—	$323,156
Operating expenses	(7,042)	(15,739)	(179,434)	(31,794)	—	(234,009)
Interest income (expense), net	—	2,862	(27)	2,471	—	5,306
Other income, net	61,162	69,105	8,579	903	(138,914)	835
Income taxes	2,698	4,934	(40,724)	(5,368)	—	(38,460)

Net income	56,818	61,162	69,115	8,647	(138,914)	56,828
Net income attributable to noncontrolling interest	—	—	(10)	—	—	(10)

Net income attributable to common stockholders	$56,818	$61,162	$69,105	$8,647	$(138,914)	$56,818

Statement of Cash Flows for the Nine Months Ended September 30, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(753)	$(16,430)	$77,660	$5,682	$66,159
Cash flows provided by (used in) investing activities	1,183	42,338	(53,334)	(660)	(10,473)
Cash flows used in financing activities	(430)	(25,908)	(701)	—	(27,039)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4,471	4,471
Cash and cash equivalents at beginning of period	—	—	58,913	61,364	120,277

Cash and cash equivalents at end of period	$—	$—	$82,538	$70,857	$153,395

Statement of Cash Flows for the Nine Months Ended September 30, 2008	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by operating activities	$1,438	$9,665	$80,891	$5,681	$97,675
Cash flows provided by (used in) investing activities	(1,438)	(59,691)	(22,502)	683	(82,948)
Cash flows provided by financing activities	—	50,026	—	—	50,026
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,945)	(1,945)
Cash and cash equivalents at beginning of period	—	—	2,438	64,675	67,113

Cash and cash equivalents at end of period	$—	$—	$60,827	$69,094	$129,921

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview

Spin-Off

        In connection with a plan by IAC/InterActiveCorp ("IAC") to separate into five publicly traded companies, Interval Leisure Group, Inc. ("ILG") was incorporated as a Delaware corporation in May 2008. We refer to the separation transaction as the "spin-off." Prior to the spin-off, ILG did not have any material assets or liabilities, nor did it engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities.

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

General Description of our Business

        ILG is a leading global provider of membership and leisure services to the vacation industry. We operate in two business segments: Interval and Aston. Our principal business segment, Interval, makes available vacation ownership membership services to the individual members of its exchange networks, as well as related services to developers of vacation resorts. Aston, our other business segment, was acquired in May 2007 and provides hotel and resort management and vacation rental services to both vacationers and vacation property/hotel owners primarily in Hawaii.

Vacation Ownership Membership Services (Interval)

        Interval has been at the forefront of the vacation ownership membership services industry since its founding in 1976, and we operate one of the leading vacation ownership membership exchange networks, the Interval Network. As of September 30, 2009:

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

Hotel and Resort Management and Vacation Rental Services (Aston)

        Through Aston, we provide (i) hotel and resort management and vacation rental services for owners of resort condominiums and other vacation properties and (ii) hotel management services to owners of traditional hotels. Such vacation properties and hotels are not owned by us. As of September 30, 2009, Aston provided resort management at 25 resorts and hotels, as well as more limited management services at 20 properties.

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

International Operations

        International revenue decreased 10.0% in the nine months ended September 30, 2009 compared to 2008. As a percentage of our total revenue, international revenue decreased to 16.1% in the nine months ended September 30, 2009 from 17.1% in 2008.

        International revenue in the nine months ended September 30, 2009 was affected by unfavorable foreign currency translations when compared to 2008. Excluding this effect, international revenue grew 5.3% in the nine months ended September 30, 2009 compared to 2008 and as a percentage of our total revenue, international revenue grew to 18.0% in the nine months ended September 30, 2009 from 17.1% in 2008.

Other Factors Affecting Results

        Our third quarter 2009 financial results have been impacted by $4.0 million of incremental interest expense and $0.5 million of incremental stand-alone and public company costs, all related to our spin-off from our former parent on August 20, 2008, as well as unfavorable foreign currency fluctuations to the reporting currency from the prior year quarter due to the strengthening of the U.S. dollar.

        The market for debt financing, particularly with respect to receivables financing, has caused resort developers to focus on their liquidity. Developers have taken measures to contract their sales and marketing and development initiatives, which in turn impact the flow of new members to our exchange networks.

        Our Aston segment has been impacted during 2008 and through the second quarter of 2009 by the decline in visitors to Hawaii. According to the Hawaii Department of Business, Economic Development and Tourism, for the nine months ended September 30, 2009 as compared to 2008, the decline in visitors to Hawaii was of 5.9%. While there was a slight increase of 1.6% in the third quarter 2009 as compared to 2008, a decline in visitors is expected for 2009 as a whole.

Results of operations for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008:

Revenue

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$83,290	(2.6)%	$85,543
Aston	14,031	(12.9)%	16,107

Total revenue	$97,321	(4.3)%	$101,650

        Revenue for the three months ended September 30, 2009 decreased $4.3 million, or 4.3%, from the comparable period in 2008.

        The Interval segment revenue decreased by $2.3 million from the prior year period. Total member revenue, which primarily consists of membership fees and transactional and service fees, decreased $1.3 million, or 1.6%. Total active members at September 30, 2009 decreased 7.4% from 2008 to approximately 1.9 million. Overall average revenue per member increased 5.1% to $42.11 in the third quarter 2009 from $40.05 in 2008. Transaction revenue was relatively flat, decreasing $0.3 million, or 0.8%, primarily due to a $0.6 million decrease in transaction revenue from exchanges and Getaways due to a 0.6% decrease in volume for exchanges and Getaways coupled with a 0.8% decrease in average transaction fees, offset by an increase of $0.3 million in reservation servicing fees related to additional activity from existing and new servicing arrangements as compared to the prior year period. Membership fee revenue decreased $0.8 million, or 2.5%, primarily due to unfavorable foreign currency translations of $0.6 million.

        The Interval segment revenue in the third quarter 2009 was affected by unfavorable foreign currency translations of $1.3 million resulting from the strengthening of the U.S. dollar when compared to 2008. Excluding this effect, Interval segment revenue would have decreased $0.9 million in the third quarter of 2009 compared to 2008.

        The Aston segment revenue decreased 12.9%, or $2.1 million, which included a 2.9% decrease in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. The decrease in fee income earned by Aston from managed vacation properties was driven by a reduction in revenue per available room ("RevPAR"). Lower average daily rate and, to a lesser extent, lower occupancy led to the reduction in RevPAR. Occupancy rates during the third quarter 2009 continued to be negatively impacted by overall macroeconomic conditions driving consumer discretionary spending. Aston has been generally tracking the results of comparable properties in the Hawaii market.

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$267,509	(1.3)%	$271,023
Aston	42,454	(18.6)%	52,133

Total revenue	$309,963	(4.1)%	$323,156

        Revenue for the nine months ended September 30, 2009 decreased $13.2 million, or 4.1%, from the comparable period in 2008.

        The Interval segment revenue decreased by $3.5 million from the prior year period. Total member revenue, which primarily consists of membership fees and transactional and service fees, decreased $0.4 million, or 0.2%. Overall average revenue per member increased 5.0% to $135.27 in the first nine months of 2009 from $128.86 in 2008. Transaction revenue increased $0.9 million, or 0.6%, primarily due to a $2.9 million increase in reservation servicing fees related to additional activity from existing and new servicing arrangements as compared to the prior year period, partly offset by a $2.0 million decrease in transaction revenue from exchanges and Getaways primarily due to a 1.0% decrease in average transaction fees and a decrease of 0.4% in volume for exchanges and Getaways. Membership fee revenue decreased $1.3 million, or 1.3%, primarily due to unfavorable foreign currency translations of $2.7 million and a 4.9% decrease in average active members, partially offset by a 3.8% increase in average membership fees.

        The Interval segment revenue in the nine months of 2009 was affected by unfavorable foreign currency translations of $7.4 million resulting from the strengthening of the U.S. dollar when compared to 2008. Excluding this effect, Interval segment revenue would have increased $3.9 million, resulting in a 1.4% increase in 2009 compared to 2008.

        The Aston segment revenue decreased 18.6%, or $9.7 million, which included a 12.3% decrease in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. The decrease in fee income earned by Aston from managed vacation properties was driven by a reduction in revenue per available room ("RevPAR"). Lower occupancy and lower average daily rate led to the reduction in RevPAR. Occupancy rates during 2009 continue to be negatively impacted by overall macroeconomic conditions driving consumer discretionary spending. Aston has been generally tracking the results of comparable properties in the Hawaii market.

Cost of sales

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$18,755	(10.4)%	$20,927
Aston	11,033	(3.1)%	11,390

Total cost of sales	$29,788	(7.8)%	$32,317

As a percentage of total revenue	30.6%	(3.7)%	31.8%
Gross margin	69.4%	1.7%	68.2%

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

        Cost of sales in the third quarter 2009 decreased $2.5 million from 2008, of which Interval and Aston contributed $2.2 million and $0.3 million of the decrease, respectively. Overall gross margin increased by 1.7% to 69.4% for the three months ended September 30, 2009 compared to 2008.

        Interval's gross margin increased by 2.6% over the comparable periods, while Aston's gross margin decreased 27.0%. Interval's cost of sales decreased primarily due to decreases of $1.6 million in compensation and other employee-related costs, $0.2 million in the cost of rental inventory for use primarily in Getaways, and decreases in membership fulfillment related expenses. The decrease in Interval's compensation and other employee-related costs is due primarily to a decrease of 4.1% in average operational headcount. Aston has lower gross margins than Interval primarily due to the compensation and other employee-related costs of $8.8 million and $9.1 million for the three months ended September 30, 2009 and 2008, respectively, directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. The third quarter 2009 decrease in reimbursed compensation and other employee-related costs compared to 2008 was not proportional to the decrease in Aston's segment revenue, excluding such reimbursed costs. The decrease in Aston's cost of sales was primarily due to a decrease of 9.0% in average operational headcount servicing Aston's managed vacation properties.

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$62,427	(6.4)%	$66,702
Aston	32,568	(13.9)%	37,819

Total cost of sales	$94,995	(9.1)%	$104,521

As a percentage of total revenue	30.6%	(5.2)%	32.3%
Gross margin	69.4%	2.5%	67.7%

        Cost of sales for the first nine months of 2009 decreased $9.5 million from 2008, of which Interval and Aston contributed $4.3 million and $5.2 million of the decrease, respectively. Overall gross margin increased by 2.5% to 69.4% for the nine months ended September 30, 2009 compared to 2008.

        Interval's gross margin increased 1.7% as compared to the prior period, while Aston's gross margin decreased 15.2%. Interval's cost of sales decreased primarily due to decreases of $2.8 million in compensation and other employee-related costs, $1.0 million in the cost of rental inventory for use primarily in Getaways, and decreases in membership fulfillment related expenses. The decrease in Interval's compensation and other employee-related costs is due primarily to a decrease of 1.9% in average operational headcount. Aston has lower gross margins than Interval primarily due to the compensation and other employee-related costs of $25.9 million and $29.5 million for the nine months ended September 30, 2009 and 2008, respectively, directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. The 2009 decrease for the nine months in reimbursed compensation and other employee-related costs compared to 2008 was not proportional to the decrease in Aston's segment revenue, excluding such reimbursed costs. The decrease of $5.3 million in Aston's cost of sales was primarily due to a decrease of 9.9% in average operational headcount servicing Aston's managed vacation properties.

Selling and marketing expense

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Selling and marketing expense	$12,799	(5.3)%	$13,512
As a percentage of total revenue	13.2%	(1.1)%	13.3%

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

        Selling and marketing expense in the third quarter 2009 decreased $0.7 million from 2008, primarily due to decreases in compensation and other employee-related costs of $0.8 million, offset by a slight increase in advertising and promotional expenses. The decrease in compensation and other employee-related costs is due primarily to a decrease of approximately 12.6% in average selling and marketing related headcount. Advertising and promotional expenses increased due to marketing fees related to agreements entered into during the first quarter 2009, mostly offset by decreases in certain other advertising and promotional expenditures.

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Selling and marketing expense	$39,327	(3.1)%	$40,581
As a percentage of total revenue	12.7%	1.0%	12.6%

        Selling and marketing expense in the first nine months of 2009 decreased $1.3 million compared to 2008, primarily due to decreases in compensation and other employee-related costs of $2.4 million, partly offset by an increase in advertising and promotional expenses. The decrease in compensation and other employee-related costs is due primarily to a decrease of 14.5% in average selling and marketing related headcount. Advertising and promotional expenses increased due to marketing fees related to agreements entered into during the first quarter 2009, partly offset by decreases in certain other advertising and promotional expenditures.

General and administrative expense

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
General and administrative expense	$22,463	(2.7)%	$23,079
As a percentage of total revenue	23.1%	1.7%	22.7%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in the third quarter 2009 decreased $0.6 million from 2008, primarily due to decreases in overall compensation and other employee-related costs, unrelated to public company costs, mostly offset by an increase in expenses associated with being a stand-alone and public company, including compensation, non-cash compensation and other employee-related costs. Overall incremental stand-alone and public company costs, excluding non-cash compensation expense, were $0.5 million.

        Non-cash compensation expense included in general and administrative expense for the three months ended September 30, 2009 was $2.2 million compared to $3.2 million for the comparable period in 2008. Of the 2008 non-cash compensation expense, approximately $1.8 million related to the acceleration of certain existing stock-based compensation awards in connection with the spin-off and is non-recurring.

        As of September 30, 2009, there was approximately $21.9 million of unrecognized non-cash compensation expense, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.6 years.

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
General and administrative expense	$64,341	3.1%	$62,421
As a percentage of total revenue	20.8%	7.5%	19.3%

        General and administrative expense in the first nine months of 2009 increased $1.9 million from 2008, primarily due to an increase in expenses associated with being a stand-alone and public company, partially offset by decreases in non-public company headcount resulting in lower employee compensation expense and other decreases due to overall cost cutting measures. Overall incremental stand-alone and public company costs, excluding non-cash compensation expense, were $2.6 million.

        Non-cash compensation expense included in general and administrative expense for 2009 was $5.7 million compared to $5.8 million for the comparable period in 2008, of which $1.8 million in 2008 was non-recurring as discussed above.

Amortization Expense of Intangibles

For the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)			(Dollars in thousands)
Amortization	$6,501	0.4%	$6,476	$19,462	0.2%	$19,430
As a percentage of total revenue	6.7%	4.9%	6.4%	6.3%	4.4%	6.0%

        Amortization expense of intangibles for the three and nine months ended September 30, 2009 was consistent with the comparable 2008 period for both Interval and Aston.

Depreciation Expense

For the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)			(Dollars in thousands)
Depreciation	$2,701	11.2%	$2,429	$7,358	4.3%	$7,056
As a percentage of total revenue	2.8%	16.1%	2.4%	2.4%	8.7%	2.2%

        Depreciation expense for each of the three and nine months ended September 30, 2009 as compared to 2008 increased $0.3 million primarily due to depreciable assets placed in service in the periods subsequent to September 30, 2008.

Operating income

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$23,654	3.9%	$22,767
Aston	(585)	(154.7)%	1,070

Total operating income	$23,069	(3.2)%	$23,837

As a percentage of total revenue	23.7%	1.1%	23.5%

        Operating income for the three months ended September 30, 2009 decreased $0.8 million from the comparable period in 2008, primarily due to a decrease of $1.8 million in gross profit and to an increase of $0.5 million of incremental stand-alone and public company costs, partially offset by a decrease of $1.2 million in non-cash compensation expense.

        Excluding the effect of the unfavorable currency translations of $0.3 million resulting from the strengthening of the U.S. dollar, Interval segment operating income would have increased $1.2 million in the third quarter of 2009 compared to 2008.

        The increase in operating loss at Aston is due to a decrease in gross profit.

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$84,851	(1.1)%	$85,834
Aston	(371)	(111.2)%	3,313

Total operating income	$84,480	(5.2)%	$89,147

As a percentage of total revenue	27.3%	(1.2)%	27.6%

        Operating income for the nine months ended September 30, 2009 decreased $4.7 million from the comparable period in 2008, primarily due to increases of $2.6 million of incremental stand-alone and public company costs and a decrease of $3.7 million in gross profit, partially offset by decreases in overall compensation and employee benefits and selling and marketing expenses.

        Excluding the effect of the unfavorable currency translations of $1.6 million resulting from the strengthening of the U.S. dollar, Interval segment operating income would have increased $0.6 million in 2009 compared to 2008.

        The decrease in operating income at Aston is due to a decrease in gross profit, partially offset by decreases in selling and marketing and general and administrative expenses.

Earnings Before Interest, Taxes, Depreciation and Amortization

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting."

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$33,848	(0.4)%	$33,995
Aston	1,012	(60.8)%	2,581

Total EBITDA	$34,860	(4.7)%	$36,576

As a percentage of total revenue	35.8%	(0.5)%	36.0%

        EBITDA in the third quarter 2009 decreased $1.7 million from 2008, of which Aston contributed $1.6 million of the decrease. The decrease in the Interval segment is due to a decrease in gross profit of $0.1 million and an increase of $0.4 million in general and administrative expenses, excluding non-cash compensation, offset by a decrease of $0.4 million in selling and marketing expenses, excluding non-cash compensation.

        Excluding the effect of the unfavorable currency translations of $0.3 million resulting from the strengthening of the U.S. dollar, Interval segment EBITDA would have increased $0.2 million in the third quarter of 2009 compared to 2008.

        The Aston segment continues to be adversely impacted by general consumer macroeconomic conditions which have caused a reduction in demand.

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Interval	$113,740	(0.9)%	$114,772
Aston	4,345	(44.2)%	7,788

Total EBITDA	$118,085	(3.7)%	$122,560

As a percentage of total revenue	38.1%	0.4%	37.9%

        EBITDA in the first nine months of 2009 decreased $4.5 million from 2008, of which Aston contributed $3.4 million of the decrease. The decrease in the Interval segment is primarily due to increases of $1.2 million in selling and marketing and general and administrative expenses combined, excluding non-cash compensation, offset by an increase of $0.8 million in gross profit. Increases in general and administrative expenses include $2.6 million of incremental stand-alone and public company costs.

        Excluding the effect of the unfavorable currency translations of $1.7 million resulting from the strengthening of the U.S. dollar, Interval segment EBITDA would have increased $0.7 million in 2009 compared to 2008.

        The Aston segment continues to be adversely impacted by general consumer macroeconomic conditions which have caused a reduction in demand.

Other income (expense)

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Interest income	$183	(95.0)%	$3,658
Interest expense	(9,359)	74.2%	(5,374)
Other income (expense)	(439)	(131.9)%	1,375

        Interest income decreased $3.5 million for the three months ended September 30, 2009 compared to 2008, primarily due to $2.7 million of interest earned on the receivable from IAC and subsidiaries in 2008 which was extinguished in connection with the spin-off and generally lower interest rates, offset by higher average cash balances in 2009.

        Interest expense in the third quarter 2009 primarily relates to interest and the amortization of debt costs on the issuance of $300.0 million principal amount 9.5% senior notes and the senior secured credit facility, which includes a $150.0 million term loan and a $50.0 million revolving credit facility, entered into in connection with the spin-off on August 20, 2008. The senior notes were initially recorded with original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $0.5 million was amortized in the third quarter 2009. This debt was outstanding for only a portion of the third quarter 2008.

        Other income (expense) primarily relates to gain (loss) on foreign currency exchange related to assets held in certain countries in currencies other than their local currency. Unfavorable fluctuations in currency exchange rates caused a net loss during the three months ended September 30, 2009.

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Interest income	$780	(92.8)%	$10,793
Interest expense	(28,294)	415.7%	(5,487)
Other income (expense)	(1,269)	(252.0)%	835

        Interest income decreased $10.0 million for the nine months ended September 30, 2009 compared to 2008, primarily due to $8.2 million of interest earned on the receivable from IAC and subsidiaries in 2008 which was extinguished in connection with the spin-off and generally lower interest rates, offset by higher average cash balances in 2009.

        Interest expense in the first nine months of 2009 primarily relates to interest and the amortization of debt costs on the abovementioned debt, entered into in connection with the spin-off. The senior notes were initially recorded with original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $1.5 million was amortized in the first nine months of 2009. This debt was outstanding for only a portion of the third quarter 2008.

        Other income (expense) primarily relates to gain (loss) on foreign currency exchange related to assets held in certain countries in currencies other than their local currency. Unfavorable fluctuations in currency exchange rates caused a net loss during the nine months ended September 30, 2009.

Income tax provision

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

        For the three months ended September 30, 2009 and 2008, ILG recorded tax provisions of $5.3 million and $11.0 million, respectively, which represent effective tax rates of 39.5% and 46.7%, respectively. These tax rates are higher than the federal statutory rate of 35% due to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended September 30, 2008, the rate increased because ILG recorded income taxes as a result of the completion of a study regarding the U.S. tax consequences of certain of ILG's foreign operations ($1.3 million) and other income tax items ($0.7 million).

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

        For the nine months ended September 30, 2009 and 2008, ILG recorded tax provisions of $22.1 million and $38.5 million, respectively, which represent effective tax rates of 39.7% and 40.4%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the nine months ended September 30, 2009, the effective tax rate increased due to income taxes associated with the effects of a change in California tax law that was enacted during the first quarter of 2009. In addition, as it relates to 2008, ILG recorded income taxes associated with the completion of a study related to the U.S. tax consequences of certain of ILG's foreign operations ($1.3 million) and other income tax items ($0.7 million).

        As of September 30, 2009 and December 31, 2008, ILG had unrecognized tax benefits of $0.1 million. There were no material increases or decreases in unrecognized tax benefits for the three months ended September 30, 2009. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three months ended September 30, 2009. As of September 30, 2009, ILG had accrued $0.2 million for the payment of interest and penalties.

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

Goodwill and Other Intangible Assets, net

        On October 1, 2009, we reviewed the carrying value of goodwill and indefinite-lived intangible assets of each of our reporting units based on a two-step impairment test. We consider our Interval and Aston segments to be individual reporting units based on our determination of them to be individual operating segments of ILG. Goodwill allocated to the Interval and Aston reporting units as of October 1, 2009 was $474.7 million and $5.2 million, respectively.

        The first step of the impairment test compares the fair value of each reporting unit with its carrying amount, including goodwill. The fair value of each reporting unit was calculated using the average of an income approach and a market approach which utilizes similar companies as the basis for the valuation. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. We performed the first step of the impairment test on both our Interval and Aston reporting segments and concluded that Interval's fair value significantly exceeded its carrying value, however, the fair value of our Aston reporting unit did not exceed its carrying value. Consequently, we performed the second step of the impairment test to measure the amount of any impairment loss. An impairment loss is determined by comparing the fair value of Aston's net assets to their carrying amounts. The resulting analysis concluded the fair value of Aston's net assets exceeded their carrying amounts and, therefore, no impairment loss was recorded at Aston as of the third quarter 2009.

        The determination of fair value utilizes an evaluation of historical and forecasted operating results and other estimates made by management, including discount rates, utilized in the valuation of certain identifiable assets. Deterioration in macroeconomic conditions or in our results of operations or unforeseen negative events could adversely affect either of our reporting segments and lead to a revision of the estimates used to calculate fair value. These estimates and forecasted operating results may or may not occur or may be revised by management which may require us to recognize impairment losses in the future.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2009, we had $160.5 million of cash and cash equivalents and restricted cash and cash equivalents, including $55.8 million of U.S. dollar equivalent cash which is held in foreign jurisdictions, principally the United Kingdom, and is subject to changes in foreign exchange rates. Cash generated by operations is used as our primary source of liquidity. We believe that our cash balances, operating cash flows, and access to our unused $50.0 million revolving credit facility, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures. However, our operating cash flow may be impacted by macroeconomic factors outside of our control.

        We conduct business in Venezuela where currency restrictions exist. At September 30, 2009, we had $6.2 million of U.S. dollar equivalent cash which can only be repatriated upon the approval of the Venezuelan government. During the first quarter of 2009, we received approval to repatriate a portion of the amount previously requested and the remainder of which is either pending government approval or repatriation. In addition, during the first quarter of 2009, we submitted an additional request for approval to repatriate additional eligible funds. There was no activity during the second quarter of 2009. During the third quarter of 2009, we received funds that we previously received approval to repatriate. Our access to these funds for use within this jurisdiction is not restricted. We continue to request approval for repatriation of funds as amounts become eligible.

        Net cash provided by operating activities decreased to $66.2 million in the nine months ended September 30, 2009 from $97.7 million in 2008. The decrease of $31.5 million from 2008 was principally due to an increase in interest payments of $32.6 million, lower interest income of $10.0 million and a reduction in cash receipts, partially offset by lower income taxes paid of $16.2 million and lower cash expenses.

        Net cash used in investing activities of $10.5 million in the nine months ended September 30, 2009 resulted from capital expenditures of $11.6 million, offset by a decrease in the restricted cash of $1.1 million related to a collateral agreement for merchant transactions in the United Kingdom. In 2008, net cash used in investing activities was $82.9 million of which $68.6 million related to cash transfers to IAC and $9.6 million related to capital expenditures, offset by $1.0 million for a settlement received related to a lawsuit that was filed by Aston prior to its acquisition by ILG. The cash transfers to IAC related to IAC's centrally managed U.S. treasury function through the spin-off. The increase in capital expenditures is primarily related to IT initiatives.

        In connection with the spin-off of ILG, on July 25, 2008, Interval Acquisition Corp., a subsidiary of ILG, entered into a senior secured credit facility with a maturity of five years, consisting of a $150.0 million term loan (the "Term Loan"), of which $123.75 million is outstanding at September 30, 2009, subsequent to our voluntary prepayment of $8.75 million in September 2009 covering a portion of our March 31, 2010 obligation and the June 30, 2010 and September 30, 2010 obligations, and a $50.0 million revolving credit facility (the "Revolver"). There have been no borrowings under the Revolver through September 30, 2009. In addition, on August 19, 2008, Interval Acquisition Corp. issued to IAC $300.0 million of aggregate principal amounts of 9.5% Senior Notes due 2016 (the "Interval Senior Notes"), reduced by the original issue discount of $23.5 million of which $21.3 million remains unamortized at September 30, 2009, and IAC exchanged such notes for certain of IAC's 7% Senior Notes, pursuant to a notes exchange and consent agreement. The secured credit facility effectively ranks prior to the Interval Senior Notes to the extent of the value of the assets that secure it.

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans, investments and capital expenditures, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants, requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated EBITDA, as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year commencing with December 31, 2009. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of September 30, 2009, we were in compliance with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.68 and 4.26, respectively.

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At September 30, 2009, guarantees, surety bonds and letters of credit totaled $30.2 million. Guarantees represent $28.0 million of this total and primarily relate to Aston's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to each other. In addition, certain of Aston's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and Aston either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, amounts as of September 30, 2009 are not expected to be significant, individually or in the aggregate.

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

Contractual obligations and commercial commitments

        Contractual obligations and commercial commitments at September 30, 2009 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Debt principal(a)	$423,750	$—	$43,125	$80,625	$300,000
Debt interest(a)	209,722	32,206	63,413	58,987	55,116
Purchase obligations(b)	15,515	6,824	6,407	1,640	644
Operating leases	68,587	10,464	17,078	13,805	27,240

Total contractual obligations	$717,574	$49,494	$130,023	$155,057	$383,000

(a)
Debt principal and debt interest represent principal and interest to be paid on our Term Loan, Interval Senior Notes and certain fees associated with our credit facility. Interest on the Term Loan is calculated using the prevailing rates as of September 30, 2009.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$30,165	$12,906	$7,605	$3,412	$6,242

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

	For the Three Months Ended September 30, 2009
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income (Loss)
Interval	$33,848	$(2,425)	$(2,504)	$(5,265)	$23,654
Aston	1,012	(164)	(197)	(1,236)	(585)

Total	$34,860	$(2,589)	$(2,701)	$(6,501)	23,069

Interest expense, net					(9,176)
Other expense, net					(439)

Earnings before income taxes and noncontrolling interest					13,454
Income tax provision					(5,317)

Net income					8,137
Net loss attributable to noncontrolling interest					2

Net income attributable to common stockholders					$8,139

	For the Three Months Ended September 30, 2008
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Interval	$33,995	$(3,756)	$(2,233)	$(5,239)	$22,767
Aston	2,581	(78)	(196)	(1,237)	1,070

Total	$36,576	$(3,834)	$(2,429)	$(6,476)	23,837

Interest expense, net					(1,716)
Other income, net					1,375

Earnings before income taxes and noncontrolling interest					23,496
Income tax provision					(10,975)

Net income					12,521
Net income attributable to noncontrolling interest					(3)

Net income attributable to common stockholders					$12,518

	For the Nine Months Ended September 30, 2009
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income (Loss)
Interval	$113,740	$(6,380)	$(6,755)	$(15,754)	$84,851
Aston	4,345	(405)	(603)	(3,708)	(371)

Total	$118,085	$(6,785)	$(7,358)	$(19,462)	84,480

Interest expense, net					(27,514)
Other expense, net					(1,269)

Earnings before income taxes and noncontrolling interest					55,697
Income tax provision					(22,121)

Net income					33,576
Net loss attributable to noncontrolling interest					1

Net income attributable to common stockholders					$33,577

	For the Nine Months Ended September 30, 2008
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Interval	$114,772	$(6,699)	$(6,518)	$(15,721)	$85,834
Aston	7,788	(228)	(538)	(3,709)	3,313

Total	$122,560	$(6,927)	$(7,056)	$(19,430)	89,147

Interest income, net					5,306
Other income, net					835

Earnings before income taxes and noncontrolling interest					95,288
Income tax provision					(38,460)

Net income					56,828
Net income attributable to noncontrolling interest					(10)

Net income attributable to common stockholders					$56,818

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

        In addition, we are exposed to foreign currency risk related to our assets and liabilities denominated in a currency other than the functional currency. Historically, we have not hedged this risk as we have generally reinvested profits in our international operations. Foreign exchange net loss for the three months and nine months ended September 30, 2009 was $0.4 million and $1.3 million, respectively. Foreign exchange net gain for the three and nine months ended September 30, 2008 was $1.4 million and $0.8 million, respectively.

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

Interest Rate Risk

        At September 30, 2009, we had $123.75 million outstanding under the term loan facility. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $1.2 million. Additionally, at September 30, 2009, we had $300.0 million (principal amount) of Interval Senior Notes that bear interest at a fixed amount. If market rates decline, we run the risk that the required payments on the fixed rate debt will exceed those based on market rates. Based on our mix of fixed rate and floating rate debt and cash balances, we do not currently hedge our interest rate exposure.

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

        Inability to obtain financing on acceptable terms or at all has led to and may continue to lead to insolvency of resort developers affiliated with Interval, which in turn could reduce or stop the flow of new members from their resorts and also could adversely affect the operations and desirability of exchange with those resorts if the developer's insolvency impacts the management of the resorts.

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

        In addition to potential insolvency of developers and property owners, the lack of available credit for consumers could result in a decrease in potential purchasers of vacation interests who would otherwise become members and a decrease in potential purchasers of vacation properties in Hawaii or other locations where we manage properties. These could have a material adverse affect on our business, financial condition and results of operations.

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

Items 2-5.    Not applicable.

Item 6.    Exhibits

Exhibit Number		Description	Location
3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.
3.2		Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG's Quarterly Report on Form 10-Q, filed on August 11, 2009.
3.3		Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on August 25, 2008.
31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.3	†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.3	††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

†
Filed herewith.

††
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2009

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
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED STATEMENTS September 30, 2009 (Unaudited)
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