Form 10-K
period 2009-12-31
Interval Leisure Group, Inc.
filed 2010-03-12
CIK 1434620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2009, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $369,072,503. As of March 5, 2010, there were 56,690,801 shares outstanding of the issuer's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

PART I

Item 1.    Business.

Overview

        Interval Leisure Group, Inc., or ILG, is a leading global provider of membership and leisure services to the vacation industry. ILG's principal business segment, Interval, offers travel and leisure related products and services to owners of vacation interests and others enrolled in various membership programs as well as related services to its resort developer clients. As of December 31, 2009, over 2,500 resorts located in more than 75 countries participated in Interval's primary exchange network, the Interval Network. At that date, Interval had over two million members enrolled in its various membership programs including more than 1.8 million in the Interval Network. The Interval segment consists of Interval International, Inc. and its subsidiaries other than those comprising the Aston segment. Interval represented approximately 85% of ILG's consolidated revenue for the fiscal year ended December 31, 2009 and approximately 83% of ILG's consolidated revenue for the fiscal year ended December 31, 2008.

        ILG's other business segment, Aston, was acquired in May 2007 and is a provider of hotel and resort management and vacation rental services to vacationers and vacation property owners primarily in Hawaii. As of December 31, 2009, Aston provided management services to 26 resorts and hotels primarily in Hawaii, as well as other more limited management services to certain additional properties. The Aston segment consists of Aston Hotels & Resorts, LLC and Maui Condo and Home, LLC. Aston represented approximately 15% of ILG's consolidated revenue for the fiscal year ended December 31, 2009 and approximately 17% of ILG's consolidated revenue for the fiscal year ended December 31, 2008. For information regarding the results of operations of ILG and its segments on a historical basis, see Note 12 to the Consolidated Financial Statements of ILG and the disclosure set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

History

        ILG was incorporated in Delaware in May 2008 in connection with the spin-off of several businesses previously owned by IAC/InterActiveCorp or IAC. ILG was formed to hold the Interval and Aston businesses and commenced "regular way" trading on The NASDAQ Stock Market on August 21, 2008 under the symbol "IILG."

        The businesses operated by ILG's subsidiaries have extensive operating histories. Interval was founded in 1976 and Aston traces its roots in lodging back over 60 years. ILG acquired what was then known as ResortQuest Hawaii, LLC and its related companies in May 2007. In January 2009, as part of a rebranding campaign, ResortQuest Hawaii, LLC returned to the Aston Hotels & Resorts name.

        Except as otherwise indicated or unless the context otherwise requires, in this report "ILG," "we," "our" or "us" refers to Interval Leisure Group, Inc. together with its subsidiaries.

Industry Overview and Trends

        The hospitality industry is a major component of the travel industry, which is affected by the performance of the global economy. The hospitality industry includes the segments in which ILG businesses operate. In 2009, domestic and international travelers spent an estimated $712 billion in the U.S. for business and leisure travel, as compared to $773 billion in 2008. Beginning in the second half of 2008, global economic conditions adversely affected the results of the hospitality industry.

        Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Various factors, including decreased disposable income, increased costs of transportation and the overall financial instability of the airline industry, adversely impact consumers' decisions to use and consume travel services.

        Vacation ownership is the segment of the hospitality industry that encompasses the development, operation and sale of vacation interests in traditional timeshare regimes, fractional products, private residence clubs, condo hotels and other forms of shared ownership, and vacation home ownership. Vacation ownership sales (excluding sales of fractional, private residence club, destination club and whole ownership products) in the U.S. for 2008, the last year for which data is available, were approximately $9.7 billion, as compared to $10.6 billion in 2007, reflecting the economic downturn that began affecting the industry during the second half of 2008. Industry estimates are that 2009 U.S. sales decreased about 40% from 2008. U.S. sales of fractional products, private residences and destination club products were approximately $1.5 billion in 2008, the last year for which data is available, as compared to $2.3 billion in 2007. Although sales declined in 2008 and 2009 due to the economic conditions, leisure travelers continue to use their vacation ownership interests as demonstrated by significantly higher average occupancy rates at U.S. timeshare resorts than at U.S. hotels.

        Most U.S.-based developers of vacation ownership resorts rely on receivables financing to fund sales and marketing efforts. Beginning at the end of the third quarter of 2008, developers were unable to obtain either receivables financing or commitments for future receivables financings. As a result, many large resort developers greatly reduced their sales and marketing expenditures and as a consequence reduced sales of new vacation ownership interests. The tightening of credit available to both vacation property developers and purchasers also resulted in the development of fewer vacation ownership and vacation rental resorts (and in the case of existing vacation ownership and vacation rental resorts, fewer potential purchasers). These factors, plus increased default rates among current vacation interest owners, may have a material adverse effect on the vacation ownership and vacation rental industries. While the credit markets have eased a bit, developers are continuing to re-engineer their business models to reduce reliance on receivables financing.

Vacation Ownership Membership Services

        The vacation ownership membership services industry provides owners of vacation interests with flexibility and choice by providing them access to alternative accommodations through exchange networks encompassing a wide variety of resorts. There are two principal providers of vacation ownership membership services in the global vacation membership services industry, Interval and RCI, LLC, a subsidiary of Wyndham Worldwide Corp. Several other third parties operate in this industry generally outside of the context of value-added membership programs offered at point of sale and with a more limited scope of available accommodations.

        Future growth in the vacation ownership membership services industry will be driven primarily by the number of vacation interests sold to new purchasers. At the end of 2008, 7.0 million weekly equivalent intervals were owned at U.S. timeshare resorts. Because of the difficulties obtaining receivables financing as discussed above, reduced sales and marketing expenditures by resort developers have led to fewer new sales of vacation ownership interests and fewer new members, at least in the short-term. Cutbacks in development of new resorts by resort developers may reduce sales and potential new members in the longer term. Once credit issues are resolved, long-term growth is expected to be driven by:

  •
  increased consumer awareness and acceptance of the value and benefits of the ownership of vacation interests;

  •
  adoption of constructive legislation and regulations internationally that improve consumer protection and allow businesses to operate profitably;

  •
  the entry of additional developers into the vacation ownership industry, which will increase the number of vacation interests available for sale;

  •
  demand for vacation ownership products in the U.S. and elsewhere; and

  •
  development of new resorts.

        Vacation ownership membership services industry growth also is driven by the development and offering of alternative vacation ownership related products. For example, industry studies indicate that more developers are selling biennial products, whereby owners of vacation interests have access to their accommodations during alternating years. While sales of these products may have a positive impact on the number of potential new members of exchange programs, the alternating annual ownership associated with these products could negatively impact average revenue per member across the vacation ownership membership services industry.

Hotel and Resort Management and Vacation Rental Services

        The vacation rental market in the United States (including vacation homes, condominiums, villas, condo hotels, timeshare units and fractional units) totaled an estimated $24 billion in 2007, the last year for which data is available. This fragmented market includes both managed properties and those offered by owners. In general, the managed properties are better able to engage in market-based pricing and offer hotel-like services. Vacation rental accommodations generally offer value to travelers seeking more than a nightly stay by providing greater space and convenience than traditional hotel rooms and offering separate living, sleeping and eating quarters. Hotel and resort management and vacation rental companies facilitate the rental process by handling most, if not all, aspects of interaction with vacationers. Improved product awareness and consumer convenience through direct and indirect online distribution channels are expected to drive long-term growth in this market.

        Currently, ILG offers hotel and resort management and vacation rental services primarily in Hawaii through its Aston segment. The Hawaiian tourism market has been particularly affected by the global economic crisis. According to the Hawaii Department of Business, Economic Development & Tourism, the number of visitors that traveled to Hawaii fell approximately 4.5% from approximately 6.7 million in 2008 to approximately 6.5 million in 2009. The decline in visitors was steep in the beginning of 2009 before stabilizing later in the year. While travel to Hawaii has been particularly adversely affected, ILG believes that in the long-term, Hawaii will continue to be a sought after destination for vacationers.

DESCRIPTION OF BUSINESS SEGMENTS

Interval—Vacation Ownership Membership Services

Member Services

        Membership Programs.    Interval offers travel and leisure related products and services to owners of vacation interests and others enrolled in various membership programs. Interval does not own, operate or manage any resorts.

        Exchange Networks.    Participation in these programs provides members with the right to exchange their occupancy rights in their vacation interest (typically, for periods of one week) for comparable, alternative accommodations on a worldwide basis at another resort participating in Interval's exchange networks or at the same resort during a different occupancy period. Interval also provides a comprehensive package of value-added products and services. Generally, individuals are enrolled in one of Interval's membership programs by resort developers in connection with their purchase of vacation interests from such resort developers, with initial membership fees being paid on behalf of members by the resort developers. Members may also enroll directly, for instance, when they purchase a vacation interest through resale.

        Following their period of initial enrollment, Interval Network members generally have the option of renewing their memberships for terms ranging from one to five years and paying their own membership fees directly to Interval. Alternatively, some resort developers incorporate the Interval Network membership fee into certain annual fees they charge to owners of vacation interests at their resorts after the initial enrollment period, which results in these owners having their membership in the Interval Network and, where applicable, the Interval Gold program (as described below), automatically renewed through the period of their resort's participation in the Interval Network. Membership in the Preferred Residences Program, Interval's hospitality-branded membership program for luxury shared ownership resorts and condo hotels, is renewed annually throughout the period of each resort's participation in the Preferred Residences program's exchange network. The resorts participating in Interval's exchange networks primarily include resorts with which Interval has an effective affiliation agreement in place, as well as resorts at which Interval continues to provide exchange services following the affiliation agreement's term.

        Leisure Time Passport.    In addition, Interval operates a membership program, Leisure Time Passport, which provides participants with many of the benefits of the Interval Gold program, as well as the opportunity to experience vacationing in condominium-style accommodations.

        Private-label Membership Programs.    Interval also provides travel and leisure membership programs on a private-label basis.

        Exchanges.    Interval provides members of its exchange networks with two primary methods of exchange, "Deposit First" and "Request First." With Deposit First, members immediately transfer the use and occupancy of vacation interests at their home resort in return for the right to request an exchange. Under this method, members are not required to select a location or travel date at the time of deposit, but can request an exchange at any time during the period of the deposit's availability for exchange. All deposits expire two years after the occupancy date of the week deposited, unless extended by members through the purchase of a deposit extension. With Request First, members request an exchange prior to relinquishing the occupancy right in their vacation interest to Interval's exchange networks. Using this method, the use and occupancy of the vacation interest is relinquished when a confirmation occurs. This method requires the member to be confirmed to an exchange and travel prior to the occupancy period of the vacation interest relinquished.

        All vacation ownership accommodations relinquished to Interval's exchange programs are assigned a trading value at the time of deposit (under the Deposit First method) or at the time of request (under the Request First method) based on multiple factors, including location, quality, seasonality, unit attributes and time of relinquishment to determine the relinquished accommodations' relative exchange value to Interval's exchange networks. Members are offered an exchange to accommodations which are generally of comparable value to those relinquished.

        Some members also exchange the use and occupancy of their vacation interests with Interval on a points basis. In these circumstances, points are relinquished to Interval's exchange networks by the member and Interval receives accommodations from the operator of the points program on behalf of the member.

        Getaways.    Interval also offers additional vacation rental opportunities to members at attractive rates through Getaways. Getaways allow members to rent resort accommodations for a fee, plus applicable taxes. Resort accommodations available as Getaways consist of seasonal oversupply of vacation ownership accommodations within Interval's exchange networks, as well as resort accommodations sourced by Interval specifically for use in Getaways.

        Interval Gold.    Interval also offers Interval Gold, an enhanced membership program, to Interval Network members to provide them with year-round access to value-added benefits and services for an additional annual fee. These benefits and services vary by country of residence, but generally consist of discounts on Interval's Getaways, a concierge service, a hotel discount program and Interval Options, a service that allows members to relinquish annual occupancy rights in their vacation interests towards the purchase of various travel products, including cruise, golf and spa vacations. In May 2009, Interval launched the ShortStay program as an additional benefit of Interval Gold, which allows weeks-based members to trade a week for two shorter stays of two to six nights and allows points-based members to make as many ShortStay exchanges as their available points allow. Members are enrolled in the Interval Gold program either by resort developers in connection with the initial purchase of their vacation interests or by upgrading their membership directly. Renewal procedures and responsibility for fees are generally the same as those for basic membership in the Interval Network.

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

  •
  Sales and Marketing Support.  Interval offers its developers a selection of sales and marketing materials. These materials, which are available in multiple languages, include brochures, publications, sales-office displays, videos and resort directories. Resort developers also promote membership in Interval's exchange programs and related value-added services as an important benefit of owning a vacation interest. In addition, Interval's Leisure Time Passport program is used by resort developers as an exit or trial membership program for potential purchasers of vacation interests.

    Interval's resort recognition program recognizes eligible Interval Network resorts as either a "Select Resort" or a "Premier Resort," based upon the satisfaction of qualifying criteria. Approximately 40% of Interval Network resorts available for exchange were recognized as either a Select or Premier Resort for 2009. Resorts achieved the rating based on the quality rating Interval assigned the resort following an inspection at the time of affiliation and by member feedback following vacations at the resort as well as participation in Interval's prior recognition programs and other resort-specific factors. As of December 31, 2009, approximately one-quarter of the recognized resorts had been inspected since program inspections began. Recognized resorts are then subject to periodic inspection and customer evaluations and must comply with the program's service and quality criteria to retain their status.

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

Revenue

        Interval earns most of its revenue from (1) fees paid for membership in the Interval Network and (2) transactional and service fees paid primarily for Interval Network exchanges, Getaways and reservation servicing, collectively referred to as "transaction revenue." Revenue is also derived from fees for ancillary products and services provided to members, fees from other membership programs and certain other products and services sold to developers.

Aston—Hotel and Resort Management and Vacation Rental Services

        ILG operates a hotel and resort management and vacation rental business through Aston. Aston provides management services to resorts and hotels primarily in Hawaii, as well as vacation property rental and related services (including common area and owner association management services for condominium projects). During the fourth quarter of 2009, Aston began providing services to certain mainland locations.

Hotel and Resort Management Services

        Aston provides hotel and resort management services for owners of condominium hotels and traditional hotels. Condominium resorts generally offer the same type of services offered by hotels and resorts, plus certain comforts of home, such as kitchens or kitchenettes, separate seating or living room areas and in suite, private bedrooms, with actual services and features varying by property. Generally, hotel and resort management services are provided pursuant to exclusive agreements with terms typically ranging from one to five years, many of which are automatically renewable.

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

Distribution

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

Revenue

        Aston revenue is derived principally from management fees for hotel and resort management and vacation rental services. Fees consist of a base management fee and, in some instances, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. A majority of the resort management agreements provide that owners receive either specified percentages of the revenue generated under Aston management or guaranteed dollar amounts. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or amounts, and Aston either retains the balance (if any) as its management fee or makes up the deficit.

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

        Interval markets its products and services to resort developers and other parties in the vacation ownership industry through a series of business development initiatives. For over ten years, Interval has organized and co-sponsored a proprietary, multi-day informational seminar, known as the Vacation Ownership Investment Conference, or VOIC, where real estate developers, hospitality companies and others contemplating entry into the vacation ownership industry can meet and network with industry leaders, as well as participate in educational panels on various vacation ownership issues, such as property and program planning, financing and regulatory requirements. This seminar is offered annually in the U.S. with additional conferences held periodically at locations in regions that Interval views as potential market opportunities for vacation ownership development. In 2008, we held conferences in Dubai and Macau. Through these programs, Interval works to strengthen and expand the vacation ownership industry through the education and support of viable new entrants. Interval has also maintained leadership roles in various industry trade organizations throughout the world since their inception, through which it has been a driving force in the promotion of constructive legislation, both in the U.S. and abroad, principally aimed at creating or enhancing consumer protection in the vacation ownership industry.

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

International Operations

        We maintain operations in the United States, the United Kingdom and other international locations. Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented below (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue
United States	$340,420	$347,699	$305,896
All other countries	64,566	68,099	58,272

Total	$404,986	$415,798	$364,168

	December 31,
	2009	2008	2007
Long-lived assets (excluding goodwill and intangible assets)
United States	$43,156	$37,886	$33,688
All other countries	1,244	1,203	1,275

Total	$44,400	$39,089	$34,963

Competition

        The two principal companies in the global vacation ownership membership services industry, Interval and RCI, aggressively compete for developer and consumer market share. Other third parties operate in this industry generally outside the context of value-added membership programs offered at point of sale and with a more limited scope of available accommodations. While the operations of these third parties are generally smaller and more regional in nature, at least one operates on a global basis. Interval also faces increasing competition from points-based vacation clubs and large resort developers, which may elect to operate their own internal exchange systems to facilitate exchanges for owners of vacation interests at their resorts as they increase in size and scope. In addition, vacation clubs and resort developers are exploring direct relationships with other developers.

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

        In 2009, approximately 31% of U.S. timeshare owners were Interval members and approximately 44% were members of RCI. Accordingly, RCI is the larger provider of vacation ownership member services with a larger exchange network. Based on the most recent disclosure statements filed by RCI and Interval for the year ended December 31, 2008, RCI's networks for weeks and points included a total of approximately 4,600 resorts and the Interval Network included approximately 2,500 resorts. Through the resources of its corporate affiliates, particularly Wyndham Vacation Ownership, Inc., itself engaged in vacation ownership sales, RCI may have greater access to a significant segment of new purchasers of vacation interests.

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

Employees

        As of December 31, 2009, ILG had approximately 2,700 employees worldwide. With the exception of a limited number of housekeeping employees at one property in Hawaii and a few member services employees in Argentina, Italy, Mexico and Spain, employees are not represented by unions or collective bargaining agreements. ILG believes that relationships with its employees are generally good.

Intellectual Property

        We regard our intellectual property rights, including service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property (as applicable), as critical to our success. Our businesses also rely heavily upon proprietary software, informational databases and other components that make up their products and services.

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

        We have generally registered and continue to apply to register, or secure by contract when appropriate, our trademarks and service marks as they are developed and used, and reserve and register domain names as we deem appropriate. We generally consider the protection of our trademarks to be important for purposes of brand maintenance and reputation. While we protect our trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names and limit our ability to control marketing on or through the internet using our various domain names or otherwise, which could adversely affect our business, financial condition and results of operations.

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

        Similarly, state and federal regulations may place limitations on our ability to engage our consumers in electronic mail marketing campaigns. Most notably, the CAN-SPAM Act imposes various requirements on the transmission of e-mail messages whose primary purpose is to advertise or promote a commercial product or service. Our affected businesses have adopted e-mail messaging practices responsive to the requirements of such regulation.

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

        Although our vacation exchange business is not generally subject to laws and regulations that govern the development of vacation ownership properties and the sale of vacation ownership interests, these laws and regulations directly affect the members of our vacation exchange program and resorts with units that participate in our vacation exchanges. These laws and regulations, therefore, indirectly affect our vacation exchange business. Vacation ownership resorts are subject to various regulatory requirements including state and local approvals or regulations required by the country of the resort. The laws of most states require resort developers to file a detailed offering statement describing their business and all material aspects of the project and sale of vacation interests with a designated state authority. Laws in many jurisdictions where our resort developers sell vacation interests generally grant the purchaser of a vacation interest the right to cancel a contract of purchase at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by the resort developer. In addition, several jurisdictions in the future may enact regulations that would impose taxes on members that complete exchanges, similar to local transient occupancy taxes.

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

Internet Address and SEC Filings

        Our Internet address is www.iilg.com. On our Web site, we provide a link to our electronic SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports. All such filings are available free of charge and are available as soon as reasonably practicable after filing. The information found on our Web site is not part of this or any other report we file with or furnish to the United States Securities and Exchange Commission.

Item 1A.    Risk Factors.

Adverse Event and Trends—Adverse events and trends in the vacation ownership, vacation rental and travel industries could adversely affect our business, financial condition and results of operations.

        The success of ILG and our businesses depends, in substantial part, upon the health of the worldwide vacation ownership, vacation rental and travel industries. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Also, inclement weather and/or natural disasters, such as earthquakes, hurricanes, fires, floods and tsunamis may result in the inability of consumers to travel to and vacation in certain destinations and regions in which participating resorts operate and/or vacation rental properties are located. Similarly, significant damage to resorts and/or vacation rental properties could result in a decrease in the number of resort accommodations or vacation rentals available for use in our vacation ownership membership programs or as vacation rentals. Our businesses are also sensitive to travel health concerns, such as H1N1, SARS, bird flu and other pandemics, as well as concerns related to terrorism, enhanced travel security measures and/or geopolitical conflicts. Concerns relating to the health-risk posed by an epidemic or pandemic could result in a decrease and/or delay in demand for travel to our managed hotels and resorts and for exchanges and Getaways to and purchases of vacation ownership interests in affected regions. This decrease and/or delay in demand, depending on its scope and duration, could adversely affect our business and financial performance.

        Accordingly, downturns or weaknesses in the vacation and travel industries or price increases for travel related services, including economic factors adversely impacting consumers' decisions to use and consume travel services, the overall financial instability of the airline industry and associated air carrier bankruptcies, decreased airlift to relevant markets, job actions and strikes, and increased costs of transportation based on increased fuel prices, could adversely affect our business, financial condition and results of operations, as could inclement weather, natural disasters, epidemics, pandemics or other health concerns, terrorism, enhanced travel security measures and/or geopolitical conflicts. These factors could lead to changes in deposit and demand patterns causing a significant number of members to relinquish well in advance of intended travel times. The downturn in the economy may continue to cause decreased demand for purchases of vacation ownership interests and increased default rates among current owners, and may increase refund requests from our members. The matters described above could result in a decrease in the number of Interval's exchange network members and could have a material adverse effect on the vacation ownership and vacation rental industries, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Availability of Financing, Developer Insolvency—Lack of available financing for vacation property developers and consumers and the resultant potential for insolvency of developers could adversely affect our ability to maintain and grow our exchange networks membership and could adversely affect our business, financial condition and results of operations.

        Vacation property developers rely on the credit markets for receivables financing used to fund their sales and marketing efforts and for financing new development. If receivables financing or financing for development of resorts remains unavailable or is only available on unacceptable terms, developers may continue to scale back or even cease operations, including sales and marketing efforts and development of resorts, sources of new members for our exchange networks. In addition, developers may seek to extend or adjust payment terms with us.

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

        In addition, the lack of available credit for consumers also could result in a decrease in potential purchasers of vacation interests who would otherwise become members and a decrease in potential purchasers of vacation properties in Hawaii or other locations where we manage properties. These could have a material adverse affect on our business, financial condition and results of operations.

Competition—The industries in which our businesses operate are highly competitive and these businesses are subject to risks relating to competition that may adversely affect our performance.

        Our businesses will be adversely impacted if they cannot compete effectively in their respective industries, each of which is highly competitive. Our continued success depends upon our ability to compete effectively. Some of our competitors have significantly greater financial, marketing and other resources than we have. In particular, in the case of our Interval business, its primary competitor, RCI is larger and, through the resources of its corporate affiliates, particularly, Wyndham Vacation Ownership, Inc., itself engaged in vacation ownership sales, may have greater access to a significant segment of new vacation ownership purchasers. Aston's hotels, resorts and vacation rentals compete with other vacation properties including those managed by larger management companies. New competition or existing competition that does not operate on a value-added, membership basis may cause Interval to reduce its fee structure or potentially modify its business model, which would adversely affect our business, financial condition and results of operations.

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

        Interval has established multi-year relationships with numerous developers pursuant to exclusive affiliation agreements and we believe that relationships with these entities are generally strong, but these historical relationships may not continue in the future. Approximately one-third of the affiliation agreements with Interval's largest 25 developers, as determined based on new member contribution for 2009, do not include auto-renewal provisions. During each year, the affiliation agreements for several of Interval's largest new member-producing developers are scheduled to renew. The non-renewal of an affiliation agreement will adversely affect the ability of Interval to secure new members for its programs from the non-renewing resort or developer, and will result in the loss of existing members (and their vacation interests) at the end of their current membership to the extent that Interval does not secure membership renewals directly from such members. In addition, Interval may be unable to negotiate new affiliation agreements with resort developers or secure renewals with existing members in its exchange programs, and its failure to do so would result in decreases in the number of new and/or existing members, the supply of resort accommodations available through its exchange networks and related revenue. If Interval is unable to obtain sufficient renewals of affiliations with resorts and memberships with consumers or to enter into new affiliation agreements, this could have a material adverse effect on ILG's business, financial condition and results of operations. Also, the loss of several large developers from which Interval receives membership renewal fees directly could materially adversely impact Interval's business, financial condition and results of operations.

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

Vacation Rental Revenue—Our success is dependent, in part, on revenue from vacation rentals and, if the current economic downturn causes consumer demand for vacation rentals to fall materially below historic levels, our business, financial condition and results of operations could be adversely affected.

        The macroeconomic downturn negatively affected demand for our rentals of vacation accommodations to our members and other vacationers, leading us to decrease pricing and resulting in reduced revenue from vacation rentals. The Hawaiian tourism market has been particularly affected by this downturn, negatively impacting the vacation rental revenue generated by our Aston segment. Any failure by Aston to secure a sufficient number of vacationers for accommodations managed or marketed by it could also result in increased obligations under guaranteed dollar amount or specified percentage provisions of certain hotel and resort management agreements and, ultimately, could affect Aston's ability to obtain and maintain management agreements with vacation property owners. Interval also actively seeks to provide vacation rental services to resorts participating in its exchange networks. Any additional or prolonged decrease in demand and/or pricing for vacation rentals would further impact our revenue and, if materially below historical levels, could have a material adverse effect on our business, financial condition and results of operations.

We have a substantial amount of indebtedness, which could adversely affect our financial position.

        We have a substantial amount of indebtedness. As of December 31, 2009, we had total debt of approximately $395.3 million, consisting of $300.0 million of senior notes with an unamortized balance of original issue discount of $20.7 million and $116.0 million of borrowings under our senior secured credit facilities. We also had an additional $50.0 million, net of any letters of credit usage, available for borrowing under the revolving portion of our senior secured credit facilities at that date. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

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

Adverse Events and Trends in Key Vacation Destinations—Events and trends in key vacation destinations could adversely affect our business, financial condition and results of operations.

        A substantial percentage of the vacation ownership resorts currently participating in Interval's exchange networks are located in Florida, Hawaii, Las Vegas, Mexico and Southern California, and most of the vacation properties for which Aston provides hotel and resort management and vacation rental services are located in Hawaii. Approximately $108.6 million of 2009 revenue, which excludes Aston pass-through revenue, was generated from travel to properties located in all of these locations as well as hotel and resort management services performed in Hawaii in 2009. As a result, our ongoing ability to successfully process confirmed vacations for members, as well as our ability to find vacationers for accommodations managed or marketed by Aston, is largely dependent on the continued desirability of these areas as key vacation destinations. Any significant shift in travel demand for one or more of these key destinations or any adverse impact on transportation to them, such as decreased airlift or increased travel costs, could have a material adverse effect on our business, financial condition and results of operations.

        For instance, according to the Hawaii Department of Business, Economic Development & Tourism ("DBEDT"), the number of visitors to Hawaii declined 4.5% in 2009 compared to 2008. A continued trend of lower demand for vacation properties in Hawaii could result in increased obligations under guaranteed dollar amount or specified percentage provisions of certain hotel and resort management agreements and could have an adverse effect on our business, financial condition and results of operations.

        In addition, hurricanes, earthquakes or other adverse events impacting one or more of these key destinations could significantly reduce the number of accommodations available for exchanges, Getaways or rental to vacationers, as well as the need for vacation rental and hotel and resort management services generally. Accordingly, any such event could have a material adverse effect on our business, financial condition and results of operations, the impact of which could be prolonged. The effects of climate change may cause these locations to become less appealing to vacation owners as a result of temperature changes, more severe weather or changes to coastal areas which could adversely affect our business.

International Operations—Interval operates in a number of international markets, which exposes us to additional risks that could adversely affect our business, financial condition and results of operations.

        Revenue from international operations represented approximately 15.9%, 16.4% and 16.0% of our consolidated revenue in 2009, 2008 and 2007, respectively. We continue to seek to expand and invest in our vacation ownership membership business in various international markets.

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

        We are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States. Currently, we conduct business in Venezuela where currency restrictions exist limiting our ability to immediately access cash through repatriations at the government official exchange rate. As of December 31, 2009, we had approximately 13.2 million Venezuelan bolivars which, through the Central Bank, can only be repatriated upon the approval of the Venezuelan government. While a "parallel" market exists, it is possible that we may be unable to repatriate these funds at favorable rates, or at all. As of December 31, 2009, we had $3.1 million of after tax unrealized loss in other comprehensive income within stockholders' equity pertaining to our Venezuela entity until such time we sell or liquidate our investment. Furthermore, other countries in which we maintain operations may impose limitations on the repatriation of cash from such countries now or in the future. Any limitation on us to repatriate significant cash from our international operations pertaining to debt or trade payables could have a material adverse effect on our business, financial condition and results of operations.

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

        Several of the vacation rental properties in Hawaii for which Aston provides hotel and resort management and vacation rental services are expected to undergo significant renovations over the next few years. These renovations may result in a decrease in the supply of vacation rental accommodations available to vacationers during the applicable renovation periods. Furthermore, ongoing renovations at a particular property may negatively impact the desirability of the property as a vacation destination. A significant decrease in the supply of available vacation rental accommodations and the need for vacation rental services during renovation periods, coupled with the inability to attract vacationers to properties undergoing renovations, could have an adverse effect on our business, financial condition and results of operations.

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

        The vacation ownership industry is subject to extensive regulation in the United States and elsewhere, which generally requires vacation ownership resort developers to follow certain procedures in connection with the sale and marketing of vacation interests, including the filing of offering statements describing proposed developments with relevant governmental authorities for approval and the delivery to prospective purchasers of certain information relating to the terms of the purchase and use, including rescission rights. Although we and our businesses are not subject to these regulations, such regulations directly affect the members and resort developers that participate in Interval's exchange networks and, therefore, indirectly affect us. As a result, any negative change in the regulatory environment within the vacation ownership industry could have a material adverse effect on our business, financial condition and results of operations. For instance, the European Union has passed a new timeshare directive to augment existing regulations applicable to timeshare developers and exchange companies. Upon implementation by member states by February 2011, these new regulations could adversely affect the businesses of resort developers in Europe and/or our business.

        Our vacation rental operations are directly subject to a number of licensing requirements, as well as certain laws and regulations relating to consumer protection, particularly, those associated with hotel and resort management, including those relating to the preparation and sale of food and beverages, liquor service and health and safety of managed premises. The failure of Aston businesses to comply with applicable laws, rules and regulations, or to obtain required licenses or rights, could have a material adverse effect on our business, financial condition and results of operations.

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

Business interruptions, cost overruns or project delays in connection with the rearchitecture of our proprietary technology infrastructure may materially adversely affect our business.

        We are in the process of developing a rearchitecture of our proprietary technology. We have committed significant resources to this rearchitecture project, which is expected to be phased in over several years. This rearchitecture is extremely complex, in part, because of the wide range of processes and the legacy systems involved. We are using a controlled project plan that we believe will provide for the adequate allocation of resources. However, such a plan, or a divergence from it, may result in cost overruns or project delays. If the systems do not operate as expected, this could impact our ability to perform necessary business operations, which could materially adversely affect our business.

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

        A company processing, storing, or transmitting payment card data must be compliant with Payment Card Industry-Data Security Standards, or PCI-DSS, or risk losing its ability to process credit card payments and being audited and/or fined. As of December 31, 2009, we believe our Interval business is compliant with these standards and our Aston business is working through its plan to become compliant. Failure to obtain or maintain PCI-DSS compliance could result in our inability to accept credit card payments or subject us to penalties and thus could have a material negative effect on our operations. Changes in these security standards may cause us to incur significant unanticipated expenses to meet new requirements.

Intellectual Property—We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

        We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names and limit our ability to control marketing, which could adversely affect our business, financial condition and results of operations.

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

Our rights plan, charter provisions and terms of our debt agreements may affect the likelihood of a takeover or change of control of ILG.

        We have in place a stockholders' rights plan and certain charter provisions that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of our company that are not approved by our board. In particular, our charter provides that stockholders may not act by written consent and that the board has the power to issue shares of preferred stock with such designation, powers, preferences, and rights as the board shall determine. The transactions that may be deterred, delayed or prevented might have allowed our stockholders to receive a premium for their shares over then-current market prices. In addition, under our senior credit facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders to terminate the facility and require us to repay outstanding borrowings. A change of control (as defined in the indenture) is also a termination event under our senior notes and generally would require us to offer to repurchase our outstanding senior notes. As a result, the provisions of the agreements governing our debt also may affect the likelihood of a takeover or other change of control.

The spin-off agreements were not the result of arm's length negotiations.

        The agreements that we entered into with IAC and the other Spincos in connection with the spin-offs, including the separation and distribution agreement, tax sharing agreement, employee matters agreement and transition services agreement, were established by IAC, in consultation with the Spincos, with the intention of maximizing the value to IAC's stockholders at the time of the spin-off. Accordingly, the terms for us may not be as favorable as would have resulted from negotiations among unrelated third parties.

        For example, the tax sharing agreement with IAC restricts our ability to enter into certain transactions that might be advantageous to us and our stockholders. In particular, the tax sharing agreement limits our ability to repurchase equity securities, dispose of certain assets or engage in mergers and acquisitions. In addition, the tax sharing agreement generally provides that each Spinco will have to indemnify IAC and the other Spincos for any taxes resulting from the spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts result from (i) any act or failure to act by such Spinco described in the covenants in the tax sharing agreement, (ii) any acquisition of equity securities or assets of such Spinco or a member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the IRS private letter ruling and/or tax opinions.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of the date hereof, ILG conducts operations through 29 offices in 27 cities in 16 countries, of which 10 offices are within the U.S. and 19 offices are outside of the United States. ILG's global headquarters is located in Miami, Florida and occupies approximately 100,000 square feet of office space under a long-term lease expiring in December 2020. Interval also operates a call center in Miami with approximately 60,000 square feet under a long-term lease expiring in December 2020. Interval's European headquarters is located in London, England and occupies approximately 33,000 square feet of office space under a long-term lease which expires in May 2016, while its Asian headquarters is located in Singapore and occupies approximately 5,500 square feet of office space expiring in August 2012.

        Aston's hotel and resort management headquarters is located in Honolulu, Hawaii with approximately 18,000 square feet of office space under a lease expiring in October 2019.

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

Item 4.    (Removed and Reserved)

Executive Officers of the Registrant

        See Part III, Item 10 of this report for information about our executive officers.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock has been listed on The NASDAQ Stock Market Global Select Market under the ticker symbol "IILG" since August 2008, with "when issued" trading beginning August 12, 2008 and "regular way" trading beginning August 21, 2008. Prior to that time there was no public market for our common stock. The table below sets forth the high and low sales prices per share for ILG common stock as reported on NASDAQ, for the calendar periods indicated.

	High	Low
Year Ended December 31, 2009
Fourth Quarter	$13.99	$10.76
Third Quarter	$12.90	$9.15
Second Quarter	$10.00	$5.00
First Quarter	$6.13	$3.19

	High	Low
Year Ended December 31, 2008
Fourth Quarter	$10.94	$4.11
Third Quarter (August 21 – September 30)	$16.93	$9.86

        As of March 5, 2010, there were approximately 2,040 holders of record of our common stock and the closing price of ILG common stock was $15.38. Because many of the outstanding shares of ILG common stock are held by brokers and other institutions on behalf of stockholders, ILG is not able to estimate the total number of beneficial stockholders represented by these record holders.

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

Unregistered Sales of Equity Securities

        During the year ended December 31, 2009, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

        We did not make any purchases of our common stock during the quarter ended December 31, 2009.

Performance Comparison Graph

        The performance graph is not deemed filed with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

        The following graph covers the period from August 12, 2008 to December 31, 2009, assuming $100 was invested on August 12, 2008 in ILG common stock, and in each of the S&P SmallCap 600 in which our stock has been included since August 2008, and a peer group consisting of Bluegreen Corporation, Expedia, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Wyndham Worldwide Corporation. The graph assumes that all dividends were reinvested on the date of payment without payment of any commissions. The stock price performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG INTERVAL LEISURE GROUP, INC.,
S&P SMALLCAP 600 INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON AUG. 12, 2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2009

Company/Index/Market	8/12/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009
Interval Leisure Group, Inc.	$100.00	$78.79	$40.83	$40.15	$70.61	$94.39	$94.47
S&P Smallcap 600 Index	$100.00	$97.14	$72.69	$60.44	$73.18	$86.83	$91.27
Peer Group Index	$100.00	$75.40	$42.89	$35.66	$66.17	$99.08	$110.71

Item 6.    Selected Financial Data

        The following Selected Financial Data should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Income" in Item 7 of this report.

Financial Information:

	Year Ended December 31,
	2009	2008	2007(1)	2006	2005
	(In thousands, except per share data)
Statement of Income Data
Revenue(2)	$404,986	$415,798	$364,168	$288,646	$260,843
Operating income	101,846	76,291	106,566	86,128	72,824
Net income attributable to common stockholders	38,213	45,264	71,056	58,043	49,243
Earnings per Share Data(3)
Basic	$0.68	$0.81	$1.26	$1.03	$0.88
Diluted	0.67	0.80	1.26	1.03	0.88

	December 31,
	2009	2008	2007(1)	2006	2005 2005
	(In thousands)
Balance Sheet Data
Total assets	$958,581	$937,208	$922,617	$767,677	$783,032
Long-term debt, net of current portion	395,290	412,242	—	—	—
Stockholders' equity	176,376	129,139	513,367	408,887	439,947

Operating Statistics:

	Year Ended December 31,
	2009	2008	2007(1)	2006	2005
Interval
Total active members (000's)(4)	1,836	1,998	1,961	1,850	1,782
Average revenue per member(5)	$175.56	$164.83	$156.75	$149.55	$140.37
Aston
Available room nights (000's)(6)	1,580	1,594	955
RevPAR(7)	$91.47	$117.08	$127.14

Additional Data:

	Year Ended December 31,
	2009	2008	2007(1)	2006	2005
	(In thousands, except percentage data)
Interval
Transaction revenue(8)	$189,777	$185,782	$170,152	$150,923	$135,692
Membership fee revenue	132,076	133,703	123,465	112,140	98,806
Ancillary member revenue(9)	8,430	8,641	8,090	9,352	9,891

Total member revenue	330,283	328,126	301,707	272,415	244,389
Other member revenue	15,684	18,793	16,663	16,231	16,453

Total revenue	$345,967	$346,919	$318,370	$288,646	$260,842

Aston
Pass-through revenue(10)(2)	$37,602	$40,318	$26,605
Management fee revenue	21,417	28,561	19,193

Total revenue(2)	$59,019	$68,879	$45,798

Aston gross margin	20.9%	26.0%	27.2%
Aston gross margin without pass-through	57.5%	62.7%	65.0%

(1)
Includes the results of Aston for the seven month period from its acquisition on May 31, 2007.

(2)
Amounts have been restated for the years ended December 31, 2008, and 2007. We refer you to Note 1 of the consolidated financial statements in this Annual Report for our discussion on this restatement.

(3)
For the year ended December 31, 2008, basic weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period prior to the spin-off plus the weighted average of such shares outstanding following the spin-off date through December 31, 2008. For the years ended December 31, 2007, 2006, and 2005, basic and diluted weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

(4)
Represents active members of the Interval Network as of the end of the period. Active members are members in good standing that have paid membership fees and any other applicable charges in full as of the end of the period or are within the allowed grace period.

(5)
Represents membership fee revenue, transaction revenue and ancillary member revenue for the Interval Network for the applicable period divided by the monthly weighted average number of active members during the applicable period.

(6)
Represents number of nights available for rental by Aston at managed vacation properties during the period.

(7)
Represents Gross Lodging Revenue divided by Available Room Nights during the period. Gross Lodging Revenue is total room revenue collected from all Aston-managed occupied rooms during the period. Available Room Nights is the number of nights available at Aston managed vacation properties during the period.

(8)
Represents transactional and service fees paid primarily for Interval Network exchanges, Getaways, and reservation servicing.

(9)
Includes revenue related to insurance and travel related services provided to members.

(10)
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

        This annual report on Form 10-K contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "intends," "plans" and "believes," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward looking statements included in this annual report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for or insolvency of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns, such as pandemics; changes in our senior management; regulatory changes; our ability to compete effectively; the effects of our significant indebtedness and our compliance with the terms thereof; adverse events or trends in key vacation destinations; our ability to expand successfully in international markets and manage risks specific to international operations, and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of this annual report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

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

        Since completion of the spin-off, ILG consists of two operating segments, Interval and Aston. Interval consists of Interval International, Inc. and its subsidiaries, other than those in the Aston segment. Aston consists of Aston Hotels & Resorts, LLC and Maui Condo and Home, LLC, which were acquired on May 31, 2007. These businesses formerly comprised IAC's Interval segment. The businesses operated by ILG following the spin-off are referred to herein as the "ILG Businesses."

        After the close of The NASDAQ Stock Market, Inc. ("NASDAQ") on August 20, 2008, IAC completed the spin-off of ILG, following the transfer of all of the outstanding stock of Interval Acquisition Corp., which directly and through subsidiaries holds the ownership interest in those entities and net assets that conduct the ILG Businesses, to ILG. In connection with the spin-off, we completed the following transactions: (1) extinguished the receivable from IAC, which totaled $496.0 million, by recording a non-cash distribution to IAC, (2) recapitalized the invested capital balance with the issuance of 56.2 million shares of ILG common stock whereby each holder of one share of IAC common stock received 1/5 of an ILG share, (3) entered into an indenture pursuant to which we issued to IAC $300.0 million of senior unsecured notes due 2016, (4) entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan and a $50.0 million revolving credit facility and (5) transferred to IAC all domestic cash, excluding restricted cash, in excess of $50.0 million, distributing to IAC $89.4 million of cash from the proceeds of the term loan. Due to a reconciliation of federal and state income taxes for the 2008 period prior to the spin-off and as provided for in the Tax Sharing Agreement entered into with IAC, we recorded a $2.2 million increase to the amount distributed to IAC in connection with a reduced income tax liability. Additionally, in connection with the spin-off, on August 20, 2008, IAC and ILG entered into several agreements with respect to spin-off and transaction matters. After the spin off, our shares began trading on the NASDAQ under the symbol "IILG."

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

General Description of our Business

        ILG is a leading global provider of membership and leisure services to the vacation industry. We operate in two business segments: Interval and Aston. Our principal business segment, Interval, offers travel and leisure related products and services to owners of vacation interests and others enrolled in various membership programs, as well as related services to its resort developer clients. Aston, our other business segment, was acquired in May 2007 and provides hotel and resort management and vacation rental services to both vacationers and vacation property owners principally in Hawaii.

Vacation Ownership Membership Services (Interval)

        Interval has been a leader in the vacation ownership membership services industry since its founding in 1976, and we operate a quality international vacation ownership membership exchange network, the Interval Network. As of December 31, 2009:

  •
  the large and diversified base of resorts participating in the Interval Network consisted of more than 2,500 resorts located in more than 75 countries and included both leading independent resort developers and branded hospitality companies;

  •
  over 1.8 million vacation ownership interest owners were enrolled as members of the Interval Network; and

  •
  the average tenure of the relationships with the top 25 resort developers (as determined by the number of new members enrolled during the year ended December 31, 2009) was approximately 14 years.

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

        Interval earns most of its revenue from (i) fees paid for membership in the Interval Network and (ii) transactional and service fees paid primarily for Interval Network exchanges, Getaways and reservation servicing, collectively referred to as "transaction revenue."

Hotel and Resort Management and Vacation Rental Services (Aston)

        Through Aston, we provide hotel and resort management and vacation rental services for owners of resort condominiums, hotels and other vacation properties. Such vacation properties and hotels are not owned by us. As of December 31, 2009, Aston provided hotel and resort management services to 26 resorts and hotels primarily in Hawaii, as well as more limited management services to certain additional properties.

        Revenue from Aston is derived principally from management fees for hotel and resort management and vacation rental services. Fees consist of a base management fee and, in some instances, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. A majority of the resort management agreements provide that owners receive either specified percentages of the revenue generated under Aston management or guaranteed dollar amounts. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or amounts, and Aston either retains the balance (if any) as its management fee or makes up the deficit.

        In January 2009, as part of its re-branding campaign, ResortQuest Hawaii returned to the name of Aston Hotels & Resorts.

International Operations

        International revenue decreased approximately 5.2% in 2009 compared to 2008. As a percentage of our total revenue, international revenue decreased to 15.9% in 2009 from 16.4% in 2008. As a percentage of our total revenue, international revenue was 16.0% in 2007. International revenue in 2009 was affected by unfavorable foreign currency translations when compared to 2008. In constant currency, international revenue grew 6.2% in 2009 compared to 2008 and as a percentage of our total revenue, international revenue grew to 17.4% in 2009 from 16.4% in 2008.

        Constant currency represents current period results of operations determined by translating our functional currency results to U.S. dollars (our reporting currency) using the actual prior year blended rate of translation from the comparable prior period. We believe that the presentation of our results of operations excluding the effect of foreign currency translations serves to enhance the understanding of our performance, improves transparency of our disclosures, provides meaningful presentations of our results from our business operations by excluding this effect not related to our core business operations and improves the period to period comparability of results from business operations.

Other Factors Affecting Results

        Since the spin-off in August 2008, our results of operations have been impacted by a number of items that related to part of 2008 and all of 2009. Results for 2009 include incremental interest expense of $21.4 million and incremental stand-alone and public company costs of $2.9 million and unlike 2008, do not include interest income of $8.2 million from intercompany receivables. The reduction in sales and marketing expenditures by resort developers spurred by the lack of receivables financing has continued, leading to a decrease in the flow of new members to our exchange networks. While there has been some easing of credit markets, developers are continuing to re-engineer their business models to reduce reliance on receivables financing.

        Our Aston segment continues to be impacted by the decline in visitors to Hawaii which decreased 4.5% for the year ended December 31, 2009, according to the Hawaii Department of Business, Economic Development & Tourism, ("DBEDT"). While the DBEDT forecasts a slight increase in visitors to Hawaii in 2010, visitor expenditures are forecasted to remain about the same as 2009. During the fourth quarter of 2009, Aston expanded beyond the Hawaiian islands adding certain mainland locations. We expect a ramp-up period for these locations.

        Throughout 2009, we saw continued pressures in the U.S. and global economy related to the global economic downturn, the credit crisis, investment returns, and general negative consumer sentiment, all of which has impacted consumer discretionary spending in travel and leisure services.

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

Recoverability of Goodwill and Other Intangible Assets

Our Policy

        Goodwill and other intangible assets are significant components of our consolidated balance sheets. Our policies regarding the valuation of intangible assets affect the amount of future amortization and possible impairment charges we may incur. Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as consumer spending habits and general economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other," we review the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances, based on a two-step impairment test. We consider our Interval and Aston segments to be individual reporting units which are also individual operating segments of ILG. Goodwill acquired in business combinations is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date. The first step of the impairment test compares the fair value of each reporting unit with its carrying amount including goodwill. The fair value of each reporting unit is calculated using the average of an income approach and a market comparison approach which utilizes similar companies as the basis for the valuation. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The impairment loss is determined by comparing the implied fair value of goodwill to the carrying value of goodwill. The implied fair value of goodwill represents the excess of the fair value of the reporting unit over amounts assigned to its net assets.

        The step-one determination of fair value utilizes an evaluation of historical and forecasted operating results and other estimates. The fair value measurement is generally determined through the use of independent third party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects our own assumptions of what market participants would use to price the asset or asset group.

        During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual goodwill impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions. For the year-ended December 31, 2009, we did not identify any triggering events which required an interim impairment test prior or subsequent to our annual impairment test on October 1, 2009.

2009 Annual Impairment Test

        As of October 1, 2009, we reviewed the carrying value of goodwill and other intangible assets of each of our reporting units. As of October 1, 2009, the Interval reporting unit goodwill and other intangible assets was $510.0 million and the Aston reporting unit goodwill was $5.2 million. We performed step-one of the impairment test on both our Interval and Aston reporting units and concluded that Interval's fair value significantly exceeded its carrying value, however, the carrying value of our Aston reporting unit exceeded its fair value by 6%. Consequently, we performed step-two of the impairment test to measure the amount of any impairment loss. The resulting analysis concluded the fair value of Aston's implied fair value of goodwill exceeded the carrying value of goodwill and, therefore, no impairment loss was recorded. The excess in the implied fair value of goodwill over its carrying value is attributable to declines in the fair value of Aston's property management contracts and wholesaler agreement definite-lived intangible assets, certain real estate assets used in the purveyance of revenue generating services pursuant to the aforementioned property management contracts and wholesaler agreements, and Aston's tradename definite-lived intangible asset. As a result of the decline in fair value of these long-lived assets, we performed a recoverability test pursuant to ASC Topic 360, "Property Plant and Equipment," ("ASC 360") as subsequently discussed in the Recoverability of Long-Lived Assets section below.

Key Estimates and Assumptions

        The determination of fair value utilizes an evaluation of historical and forecasted operating results and other key assumptions made by management, including discount rates, utilized in the valuation of certain identifiable assets. Deterioration in macroeconomic conditions or in our results of operations or unforeseen negative events could adversely affect either of our reporting units and lead to a revision of the estimates used to calculate fair value. These key estimates and forecasted operating results may or may not occur or may be revised by management which may require us to recognize impairment losses in the future.

        With respect to our Interval reporting unit's step-one analysis, the primary examples of key estimates include our discount rate and forecasted sales growth rates. As previously noted, we use the average of an income approach and a market comparison approach to calculate the fair value of our reporting units. As a measure of sensitivity on the income approach, as of the date of our last annual impairment test, a hypothetical 10% change in both our discount and long-term growth rates would result in a change of $328 million in the income approach fair value of the reporting unit, or approximately 24% of the excess of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our estimated EBITDA multiple by 10% would result in a change of approximately $124 million in Interval's market comparison approach fair value, or approximately 9% of the excess of Interval's fair value over its carrying value.

        With respect to our Aston reporting unit's step-one analysis, the primary examples of key estimates include forecasted available and occupied room nights, average daily rates and long-term growth rates. As a measure of sensitivity on the income approach, as of the date of our last annual impairment test, a hypothetical 10% change to all four forecasted key estimates would result in a change of approximately $16 million in Aston's income approach fair value, or approximately 167% of the deficit of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our estimated EBITDA multiple by 10% would result in a change of approximately $6 million in Aston's market comparison approach fair value, or approximately 66% of the deficit of Aston's fair value over its carrying value. If either of these hypothetical changes occur, it is possible that Aston's implied fair value of goodwill could fail to exceed its carrying value of goodwill and, consequently, a goodwill impairment would be recorded.

        Key estimates and assumptions for both our Interval and Aston reporting units can be impacted by certain potential events and changes in circumstances, as follows:

          Events and trends in the vacation ownership, vacation rental and travel industries that could adversely affect consumers travel to and vacation in certain destinations and regions in which vacation rental properties are located, including events such as:

    •
    Declines in discretionary spending levels during general economic downturns.

    •
    Inclement weather and/or natural disasters.

    •
    Travel health concerns such as the H1N1 influenza outbreak and other pandemics.

    •
    Concerns related to terrorism, enhanced travel security measures and/or geographical conflicts.

        Additionally, key estimates and assumptions for Interval and Aston reporting units can be impacted by certain potential events and changes in circumstances specific to each reporting unit, such as:

  Interval

  •
  The downturn in the economy may continue to cause decreased demand for purchases of vacation ownership interests, may increase default rates among current owners and may increase refund requests from our members.

  •
  Lack of available financing for vacation property developers and consumers or the potential insolvency of developers could adversely affect our ability to maintain and grow our exchange network membership which could adversely affect our business, financial condition and results of operations.

  •
  Our ability to maintain relationships and renew contractual relationships with vacation ownership developers that provide new members and supply of resort accommodations for use in exchanges or Getaways.

  •
  Our ability to motivate members to renew their existing memberships and/or otherwise engage in transactions.

  Aston

  •
  The failure of Aston to maintain existing hotel and resort management and/or rental services arrangements with vacation property owners and/or insolvency of several properties managed by or marketed by Aston, particularly managed hotels.

  •
  A significant decrease in the supply of available vacation rental accommodations due to ongoing property renovations.

Recoverability of Long-Lived Assets

Our Policy

        We review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (asset group) may be impaired. In accordance with guidance included within ASC 360, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (asset group) to future undiscounted cash flows expected to be generated by the asset (asset group). An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When estimating future cash flows, we consider:

  •
  only the future cash flows that were directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group;

  •
  our own assumptions about our use of the asset group and all available evidence when estimating future cash flows;

  •
  potential events and changes in circumstance affecting our key estimates and assumptions;

  •
  the existing service potential of the asset (asset group) at the date tested.

        If an asset (asset group) is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset (asset group) exceeds its fair value. When determining the fair value of the asset (asset group), we consider the highest and best use of the assets from a market-participant perspective. The fair value measurement is generally determined through the use of independent third party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects our own assumptions of what market participants would utilize to price the asset (asset group).

        Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Assets to be abandoned, or from which no further benefit is expected, are written down to zero at the time that the determination is made and the assets are removed entirely from service.

2009 Recoverability Test

        As of October 1, 2009, as a consequence of Aston failing the step-one of the two step process for testing goodwill and other intangibles for impairment, we performed a recoverability test on an asset group within our Aston reporting unit. The asset group consisted of Aston's property management contracts and wholesaler agreements definite-lived intangible assets, certain real estate assets owned by Aston and used in the purveyance of revenue generating services pursuant to the aforementioned property management contracts and wholesaler agreements, and Aston's tradename definite-lived intangible asset. The resulting recoverability analysis concluded that the undiscounted estimated future cash flows of the asset group exceeded its carrying value by an amount greater than 75% of the asset group's carrying value. Accordingly, the asset group was not considered impaired. The fact that the asset group's cash flows significantly exceeded their carrying amounts in our recoverability test is largely because, pursuant to U.S. GAAP, this analysis utilizes an undiscounted cash flow approach. This method differs from the manner in which the fair value of the asset group is calculated as part of our step-two goodwill and other intangibles impairment analysis previously discussed.

        Our assumptions on key estimates utilized in the recoverability analysis related largely to Aston's forecasted available and occupied room nights, average daily rates and long-term growth rates (collectively "key estimates"). We believe there is a low-to-moderate level of uncertainty associated with the assumptions utilized in the development of these key estimates. In order to evaluate the sensitivity of the assumptions used in determining the undiscounted estimated future cash flows of the asset group, we applied a hypothetical 10% decrease to each of the forecasted key estimates. This hypothetical 10% decrease would result in the undiscounted estimated future cash flows exceeding the asset group's carrying value by approximately 40%.

Useful Life of the Aston Asset Group

        Additionally, as part of our recoverability analysis, we consider whether the existing service potential (useful life) of the assets within the Aston asset group remain appropriate or require adjustment. Specifically, we consider the impact of the expected use of the assets and the effects of obsolescence, demand, competition and other economic factors, among other considerations. For the year ended December 31, 2009, and as of the date of our Aston recoverability test, we concluded no adjustment was necessary.

        When determining the existing service potential of the asset group, we concluded that the weighted average useful life of the asset group was the appropriate measurement period for the analysis. We reached this conclusion as more than one asset within the asset group shares primary asset attributes due to their interrelated nature, specifically the real estate assets and the property management contracts intangible asset. Aston owns these real estate assets at properties managed by Aston and their use is directly joined to Aston's ability to perform agreed upon services under the respective property management contracts. The carrying values of these assets represent approximately 90% of the asset group's total carrying value. As of October 1, 2009, the weighted average useful life of the asset group was calculated to be 16 years.

        The useful lives of the definite-lived intangible assets within the asset group are shorter than the weighted average useful life, the largest of which is the property management contracts asset; its carrying value represents approximately 70% of the asset group's total carrying value and has a 12 year remaining useful life. Should we have selected the property management contracts intangible asset as the asset group's primary asset, instead of the weighted average useful life, our conclusion would have been the same. However, we will reassess in any future recoverability analysis of this asset group, should facts or circumstances change, whether the weighted average useful life remains the most depictive measure of the asset group's remaining economic life.

        The carrying value of consolidated long-lived assets that is subject to assessment for impairment in accordance with ASC 360 is $148.0 million and $168.8 million at December 31, 2009 and 2008, respectively.

Stock-Based Compensation

        We measure compensation cost for stock awards at fair value on date of grant and recognize the expense as compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. We grant awards subject to graded vesting (i.e. portions of the award vest at different times during the vesting period) or to cliff vesting (i.e. all awards vest at the end of the vesting period). Any performance criteria attached to an award subject to graded vesting simply affects whether or not the award will vest. Management must make certain estimates and assumptions regarding stock awards that will ultimately vest, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date. Actual results and future estimates may differ substantially from our current estimates. As of December 31, 2009, ILG had approximately $20.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.4 years. Of the $20.5 million of unrecognized compensation cost, 71.9% relates to an employee class group comprised of certain key employees for which we do not expect RSUs to be forfeited. For awards in which we expect forfeitures to occur, a 10% change to our estimated forfeiture rate would have an impact of less than $100,000 to our unrecognized compensation cost as of December 31, 2009.

Income Taxes

        Accounting for our income taxes requires significant judgment in the evaluation of our uncertain tax positions and in the calculation of our provision for income taxes. Pursuant to ASC Topic 740 "Income Taxes" ("ASC 740") (formerly known as Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109"), we adopted a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate available evidence to determine if it appears more likely than not that an uncertain tax position will be sustained on an audit by a taxing authority, based solely on the technical merits of the tax position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position.

        Although we believe we have adequately reserved for our uncertain tax positions, the ultimate outcome of these tax matters may differ from our expectations. We adjust our reserves in light of changing facts and circumstances, such as the completion of a tax audit, expiration of the applicable statute of limitations, the refinement of an estimate, and interest accruals associated with uncertain tax positions until they are resolved. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. See Note 11, "Income Taxes."

        Our future effective tax rates could be affected by changes in our deferred tax assets or liabilities, the valuation of our uncertain tax positions, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

RESULTS OF OPERATIONS

Revenue

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Interval	$345,967	(0.3)	$346,919	9.0	$318,370
Aston	59,019	(14.3)	68,879	50.4	45,798

Total revenue	$404,986	(2.6)	$415,798	14.2	$364,168

2009 Compared to 2008

        Revenue in 2009 decreased $10.8 million, or 2.6%, from 2008.

        The Interval segment revenue decreased by $1.0 million, or 0.3%, from the prior year period. Total member revenue, which primarily consists of membership fees and transactional and service fees, increased $2.4 million, or 0.7%. Total active members in the Interval Network at December 31, 2009 decreased to approximately 1.8 million members as compared to approximately 2.0 million members at prior year end, a decrease of 8.1% due primarily to Disney members leaving the system. Overall average revenue per member increased 6.5%. Transaction revenue increased $4.0 million, or 2.2%, primarily due to a $2.9 million increase in reservation servicing fees related to additional activity from existing and new servicing arrangements as compared to the prior year end and a $1.0 million increase in transaction revenue from exchanges and Getaways primarily due to a 0.4% increase in volume for exchange and Getaway transactions. Membership fee revenue decreased $1.6 million, or 1.2%, primarily due to unfavorable foreign currency translations of $2.6 million and a decrease of 5.5% in average active members, partially offset by a 4.5% increase in average membership fees.

        The Interval segment revenue in 2009 was affected by unfavorable foreign currency translation of $7.1 million resulting from the strengthening of the U.S. dollar when compared to 2008. In constant currency, Interval segment revenue would have increased $6.2 million, resulting in a 1.8% increase in 2009 compared to 2008.

        The Aston segment revenue decreased 14.3%, or $9.9 million, which included a 6.7% decrease in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. The decrease in fee income earned by Aston from managed vacation properties was driven by a reduction in revenue per available room ("RevPAR"). Lower occupancy and lower average daily rate led to the reduction in RevPAR. Occupancy rates during 2009 were negatively impacted by overall macroeconomic conditions contracting consumer discretionary spending. Aston has been generally tracking the results of comparable properties in the Hawaii market.

2008 Compared to 2007

        Revenue in 2008 increased $51.6 million, or 14.2%, from 2007, due in part to the acquisition of Aston on May 31, 2007, which contributed $68.9 million and $45.8 million to ILG's revenue in 2008 and 2007, respectively, and due to continued growth in our Interval segment in spite of being negatively impacted in the fourth quarter by weakening macroeconomic conditions.

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

        The Aston segment revenue increased 50.4%, or $23.1 million, which included a similar percentage increase in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. Revenue in 2008 includes twelve months of revenue compared to seven months in 2007, due to the acquisition of Aston on May 31, 2007. Excluding the first five months of 2008, which totaled $31.4 million, Aston's revenue decreased approximately 18.1%. The decrease in fee income earned by Aston from managed vacation properties was driven by a reduction in RevPar. Lower occupancy, and to a lesser extent, lower average daily rate led to the reduction in RevPar which would have reduced fee income if the periods had been equivalent. Overall, 2008 occupancy rates were negatively impacted by the macroeconomic conditions and reduced airlift into Hawaii primarily caused by two failed airlines. During 2008, Aston generally tracked the results of comparable properties in this market. In addition, fee income decreased due to the loss of two resort management contracts earlier in the year, partially offset by two new contracts acquired in 2008.

Cost of Sales

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Interval	$80,703	(5.2)	$85,105	17.7	$72,302
Aston	46,703	(8.4)	50,970	53.0	33,322

Total cost of sales	$127,406	(6.4)	$136,075	28.8	$105,624

As a percentage of total revenue	31.5%	(3.9)	32.7%	12.8	29.0%
Gross margin	68.5%	1.9	67.3%	(5.2)	71.0%

        Cost of sales consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in servicing Interval's members and providing services to property owners and/or guests of Aston managed vacation properties, as well as Interval's cost of rental inventory used primarily for Getaways.

2009 Compared to 2008

        Cost of sales in 2009 decreased $8.7 million from 2008, of which Interval and Aston contributed $4.4 million and $4.3 million of the decrease, respectively. Overall gross margin increased 1.9% to 68.5%.

        Interval's gross margin increased 1.6% as compared to the prior year. Interval's cost of sales decreased primarily due to decreases of $3.5 million in compensation and other employee-related costs, $0.4 million in the cost of rental inventory for use primarily in Getaways and $0.2 million in call center related expenses. The decrease in Interval's compensation and other employee-related costs is due primarily to a decrease of 1.9% in average operational headcount.

        Aston's gross margin decreased 19.7% as compared to the prior year. Aston has lower gross margins than Interval primarily due to the compensation and other employee-related costs of $37.6 million and $40.3 million for the year ended December 31, 2009 and 2008, respectively, directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. The 2009 decrease in reimbursed compensation and other employee-related costs compared to 2008 was not proportional to the decrease in Aston's segment revenue, excluding such reimbursed costs. The decrease of $4.3 million in Aston's cost of sales was primarily due to a decrease of 9.3% in average operational headcount servicing Aston's managed vacation properties.

2008 Compared to 2007

        Cost of sales in 2008 increased $30.5 million from 2007, primarily due to the acquisition of Aston on May 31, 2007, which contributed $51.0 million from twelve months of operations in 2008 and $33.3 million from seven months of operations in 2007 to ILG's cost of sales. Overall gross margins decreased 5.2% partly due to the inclusion of Aston. Interval's gross margin decreased 2.4%, while Aston's gross margin decreased 4.6%. Aston has lower gross margins than Interval primarily due to the compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up.

        Interval's cost of sales increased $12.8 million in 2008 primarily due to increases of $8.4 million in compensation and other employee-related costs and $1.7 million in the cost of rental inventory for use primarily in Getaways, as well as cost increases related to membership fulfillment. The increase in compensation and other employee-related costs was due primarily to approximately 18.2% increase in headcount largely driven by new reservation servicing arrangements, a portion of which costs were incurred in advance of generating revenue from such arrangements and an increase in contract labor related to outsourced home-based call center agents.

        The increase in Aston's cost of sales was primarily due to 2008 having twelve months of expenses compared to seven months of expenses in 2007. Excluding the first five months of 2008, Aston's cost of sales decreased primarily due to a decrease in operational headcount servicing Aston's managed vacation properties.

Selling and Marketing Expense

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense	$52,029	1.1	$51,463	11.2	$46,262
As a percentage of total revenue	12.9%	3.8	12.4%	(2.6)	12.7%

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

2009 Compared to 2008

        Selling and marketing expense in 2009 increased $0.6 million from 2008, primarily due to an increase advertising and promotional expenses due to certain marketing fees related to agreements entered into during the first quarter 2009, offset by decreases in compensation and other employee-related costs of $2.0 million and decreases in printing costs of $0.8 million. The decrease in compensation and other employee-related costs is due primarily to a decrease of 11.4% in average selling and marketing related headcount.

2008 Compared to 2007

        Selling and marketing expense in 2008 increased $5.2 million from 2007, primarily due to the acquisition of Aston which contributed $3.6 million in 2008 and $2.0 million in the seven months we owned Aston in 2007. Excluding the impact of Aston, selling and marketing expense increased $3.6 million in 2008 primarily due to higher printing costs related to printing of directories and magazines and to a lesser extent increased non-cash stock based compensation expense.

General and Administrative Expense

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense	$87,893	6.6	$82,474	17.1	$70,422
As a percentage of total revenue	21.7%	9.4	19.8%	2.6	19.3%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, facilities costs and fees for professional services.

2009 Compared to 2008

        General and administrative expense in 2009 increased $5.4 million from 2008. The increase was due in part to a $2.3 million accrual, of which $2.2 million was charged to general and administrative expense, related to Value Added Tax ("VAT") in Europe. This accrual was made based on a judgment issued against an unrelated party by the European Court of Justice. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and alters the manner in which Interval will account for VAT on its revenues as well as to which EU country VAT is owed. Also contributing to the increase in general and administrative expense is an increase in professional fees and additional expenses associated with being a stand-alone and public company for a full year, partially offset by decreases in non-public company headcount resulting in lower employee compensation expense and other decreases as part of our overall cost cutting measures. Overall incremental stand-alone and public company costs, excluding non-cash compensation expense, were $2.9 million.

        General and administrative related non-cash compensation expense in 2009 increased $1.7 million from 2008. Non-cash compensation expense included in general and administrative expense for 2009 was $9.1 million compared to $7.4 million. The increase in non-cash compensation is primarily attributable to an increase of $2.0 million for awards issued in connection with the spin-off for which 2009 included a full year of expense, a $1.1 million charge related to the impact of a change in estimated forfeiture rate during the fourth quarter 2009 and an increase of $0.4 million related to awards granted to our ILG directors for which 2009 included a full year of expense, offset by a $1.8 million non-recurring charge recorded in 2008 related to the accelerated vesting of certain restricted stock units in connection with the spin-off. The change in estimate of the forfeiture rate was the result of a revised expectation of RSUs that will ultimately vest. As of December 31, 2009, ILG had approximately $20.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.4 years.

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

        Non-cash compensation expense increased $4.4 million, of which $1.8 million relates to accelerated vesting of certain restricted stock units in connection with the spin-off and is non-recurring. The stock based compensation expense increase is primarily associated with the non-recurring acceleration of existing stock-based compensation awards in connection with the spin-off and the grant of new awards in connection with and subsequent to the spin-off. Non-cash compensation expense included in general and administrative expense for 2008 was $7.4 million compared to $3.0 million for 2007. As of December 31, 2008, ILG had approximately $22.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 3.4 years. Overall incremental stand-alone and public company costs, excluding non-cash compensation expense, were $2.6 million.

Goodwill Impairment

        On October 1, 2008, we performed our required annual impairment test and determined there was no impairment with respect to the Interval or Aston reporting units. Subsequent to the time of our annual impairment test as of October 1, 2008, we determined Aston's business climate was experiencing an overall significant adverse change, as evidenced by declines in RevPAR. In addition, we noted deteriorating economic conditions during the fourth quarter of 2008 as reflected in the declines in risk-free interest rates and general market trading multiples, which impacts market capitalization. ILG's market capitalization over its book value declined during this time period from 4.1x to 2.3x. Based on these changes, we concluded that this change in business climate could result in a reduction in the fair value of our Aston reporting unit below its carrying amount. Consequently, we performed an interim impairment test for our Aston reporting unit as of December 31, 2008. Unlike the results of our annual impairment test, our interim impairment test confirmed that an impairment existed at our Aston reporting unit as of December 31, 2008. As a result, during the fourth quarter 2008, we recorded a non-cash goodwill impairment charge of $34.3 million related to the Aston segment. Prior to the impairment, our total goodwill was $514.1 million of which $39.4 million, or 7.7%, pertained to the Aston reporting unit.

Amortization Expense of Intangibles

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Amortization expense	$25,961	0.2	$25,906	(3.6)	$26,879
As a percentage of total revenue	6.4%	2.9	6.2%	(15.6)	7.4%

2009 Compared to 2008

        Amortization expense of intangibles for 2009 was consistent with the 2008 period for both Interval and Aston.

2008 Compared to 2007

        Amortization expense of intangibles for 2008 decreased $1.0 million compared to 2007. Excluding the impact of Aston, amortization expense decreased $3.0 million in 2008 primarily due to certain intangible assets being fully amortized in 2007. Amortization expense of intangibles for Aston increased $2.0 million in 2008 compared to 2007 primarily due to the inclusion of a full year of Aston expense in 2008 compared to seven months in 2007.

Depreciation Expense

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Depreciation expense	$9,851	5.5	$9,335	10.9	$8,415
As a percentage of total revenue	2.4%	8.3	2.3%	(2.8)	2.3%

2009 Compared to 2008

        Depreciation expense for 2009 as compared to 2008 increased $0.5 million primarily due to depreciable assets placed in service in the periods subsequent to December 31, 2008.

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

Operating Income

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Interval	$103,396	(3.4)	$107,032	4.5	$102,429
Aston	(1,550)	(95.0)	(30,741)	N/M	4,137

Total operating income	$101,846	33.5	$76,291	(28.4)	$106,566

As a percentage of total revenue	25.2%	37.1	18.3%	(37.3)	29.3%

2009 Compared to 2008

        Operating income in 2009 increased $25.6 million from 2008, primarily due to a fourth quarter 2008 goodwill impairment charge of $34.3 million in our Aston segment. Excluding this 2008 impairment charge, operating income decreased $8.7 million in 2009 due to increases of $1.8 million in non-cash compensation expense, as discussed above, and $2.9 million of stand-alone and public company costs, and a decrease in gross profit of $2.1 million. The remaining difference mainly relates to increased sales and marketing and general and administrative expenses.

        Operating income for our Interval segment decreased $3.6 million to $103.4 million in 2009 from $107.0 million in 2008. Excluding the effect of the unfavorable foreign currency translation of $1.7 million resulting from the strengthening of the U.S. dollar, Interval segment operating income in constant currency would have decreased by $1.9 million, or 1.8%, in 2009 compared to 2008.

        The change in operating income at Aston is due to the $34.3 million goodwill impairment charge in 2008 and a decrease in gross profit, offset by a decrease in selling and marketing expense.

2008 Compared to 2007

        Operating income in 2008 decreased $30.3 million from 2007, primarily due to a goodwill impairment charge in our Aston segment of $34.3 million in the fourth quarter of 2008, an increase of $5.2 million in non-cash compensation expense, of which $2.1 million relates to the acceleration of existing stock-based awards in connection with the spin-off and is non-recurring and $2.6 million of stand-alone and public company costs, partially offset by an $18.8 million increase in gross profit. The remaining difference mainly relates to increased sales and marketing and general and administrative expenses, including twelve months of Aston's revenue and expenses in 2008 compared to seven months in 2007. Excluding the goodwill impairment charge in 2008, operating income increased by $4.0 million.

Earnings Before Interest, Taxes, Depreciation and Amortization

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting."

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Interval	$143,281	(1.2)	$145,058	5.3	$137,788
Aston	4,950	(48.2)	9,548	24.0	7,701

Total EBITDA	$148,231	(4.1)	$154,606	6.3	$145,489

As a percentage of total revenue	36.6%	(1.6)	37.2%	(6.9)	40.0%

2009 Compared to 2008

        EBITDA in 2009 decreased $6.4 million, or 4.1% from 2008, of which Aston contributed $4.6 million of the decrease. The decrease in the Interval segment is primarily due to increases of $5.2 million in selling and marketing and general and administrative expenses combined, excluding non-cash compensation, offset by an increase of $3.5 million in gross profit. Increases in general and administrative expenses include $3.0 million of incremental stand-alone and public company costs.

        EBITDA from our Interval segment decreased $1.8 million to $143.3 million in 2009 from $145.1 million in 2008. In 2009, excluding the effect of the unfavorable currency translations of $1.8 million resulting from the strengthening of the U.S. dollar, Interval segment EBITDA in constant currency would have been consistent with 2008.

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

Other Income (Expense)

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Interest income	$952	(91.7)	$11,532	11.5	$10,345
Interest expense	(37,281)	135.2	(15,851)	N/M	(205)
Other income (expense), net	(1,250)	(131.1)	4,022	N/M	(606)

2009 Compared to 2008

        Interest income decreased $10.6 million in 2009 compared to 2008, primarily due to $8.2 million of interest earned on the receivable from IAC and subsidiaries in 2008 which was extinguished in connection with the spin-off and generally lower interest rates, somewhat offset by higher average cash balances in 2009.

        Interest expense in 2009 primarily relates to interest and the amortization of debt costs on the $300.0 million face value 9.5% senior notes issued and the senior secured credit facility, which includes a $150.0 million term loan and a $50.0 million revolving credit facility, entered into in connection with the spin-off on August 20, 2008. The senior notes were initially recorded with original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $2.0 million was amortized in 2009.

        Other income (expense) primarily relates to gain (loss) on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Unfavorable fluctuations in currency exchange rates caused a net loss during 2009. This was principally driven by U.S. dollar positions held at December 31, 2009 and 2008 affected by the weaker dollar compared to the British pound, Mexican peso and Colombian peso.

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

        Interest expense in 2008 primarily relates to interest and amortization of debt costs on the indebtedness incurred in connection with the spin-off. The senior notes were initially recorded with original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $0.7 million was amortized in 2008.

        In 2008, the net gain on foreign currency exchange is due primarily to the fluctuation in currency translation related to cash held in certain countries in currencies other than their local currency. Favorable fluctuations in currency exchange rates caused a net gain during 2008. This was principally driven by U.S. dollar positions held at December 31, 2009 and 2008 affected by the stronger dollar compared to the British pound, Mexican peso, and Colombian peso.

Income tax provision

2009 Compared to 2008

        For the years ended December 31, 2009 and 2008, ILG recorded tax provisions of $26.1 million and $30.8 million, respectively, which represent effective tax rates of 40.5% and 40.6%, respectively. These tax rates are higher than the federal statutory rate of 35% due to state and local income taxes partially offset by foreign income taxed at lower rates. In addition, as it relates to 2009, ILG recorded income taxes associated with non-deductible non-cash compensation expense ($1.2 million) as well as other income tax items ($0.3 million), which include the effects of a change in California tax law that was enacted during the first quarter of 2009. As it relates to 2008, ILG recorded income taxes associated with the U.S. tax consequences of certain of ILG's foreign operations ($2.4 million) and other income tax items ($0.5 million).

        As of December 31, 2009 and 2008, ILG had unrecognized tax benefits of $0.1 million. There were no material increases or decreases in unrecognized tax benefits during 2009. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest during 2009. At December 31, 2009 and 2008, ILG has accrued $0.2 million and $0.3 million, respectively, for the payment of interest and penalties. The amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2008, is net of consolidated tax liabilities and related interest and penalties that were indemnified by IAC as a result of the spin-off, as described below.

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

2008 Compared to 2007

        For the years ended December 31, 2008 and 2007, ILG recorded tax provisions of $30.8 million and $45.0 million, respectively, which represent effective tax rates of 40.6% and 38.8%, respectively. These tax rates are higher than the federal statutory rate of 35% due to state and local income taxes partially offset by foreign income taxed at lower rates. In addition, as it relates to 2008, ILG recorded income taxes associated with the U.S. tax consequences of certain of ILG's foreign operations ($2.4 million) and other income tax items ($0.5 million).

        As of December 31, 2008 and 2007, ILG had unrecognized tax benefits of $0.1 million and $5.7 million, respectively. Included in unrecognized tax benefits at December 31, 2007 is approximately $4.8 million for tax positions included in IAC's consolidated tax return filings. During 2008, unrecognized tax benefits for tax positions included in IAC's consolidated tax return filings increased by $2.2 million, due principally to the completion of a study related to certain U.S. tax consequences of certain of ILG's foreign operations. However, this increase was counteracted by a decrease of $7.8 million of unrecognized tax benefits during 2008 of which $0.8 million was a result of settlements with taxing authorities and $7.0 million was a result of the spin-off from IAC and the associated Tax Sharing Agreement, which provides that IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest during 2008. Included in income tax expense from continuing operations for the year ended December 31, 2007 is $0.4 million, net of related deferred taxes of $0.2 million, for interest on unrecognized tax benefits. At December 31, 2008 and 2007, ILG has accrued $0.3 million and $1.6 million, respectively, for the payment of interest and, if applicable, penalties. The amount accrued for interest and penalties at December 31, 2008, is net of consolidated tax interest and penalties that were indemnified by IAC as a result of the spin-off.

        Under the terms of the tax sharing agreement, executed on August 20, 2008 in connection with the spin-off, IAC generally retains the liability related to federal and state returns filed on a consolidated or unitary basis for all periods prior to the spin-off.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2009, we had $165.3 million of cash and cash equivalents and restricted cash and cash equivalents, including $51.8 million of U.S. dollar equivalent cash deposits held in foreign jurisdictions, principally the United Kingdom which is subject to changes in foreign exchange rates. Earnings of certain foreign subsidiaries are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is our primary source of liquidity. We believe that our cash balances, operating cash flows, and access to our unused $50.0 million revolving credit facility, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures. However, our operating cash flow may be impacted by macroeconomic factors outside of our control.

Venezuela Operations

        We conduct business in Venezuela where currency restrictions exist limiting our ability to immediately access cash through repatriations at the government's official exchange rate. Our access to these funds remains available for use within this jurisdiction and is not restricted.

        During 2009, the process of exchanging Venezuelan bolivars to U.S. dollars became increasingly challenging as the government's approval process significantly slowed and became more rigorous. Due to the currency restrictions, a "parallel" market exists whereby entities can exchange Venezuelan bolivars into U.S. dollars through a series of market transactions at a specified, and less favorable, parallel market rate.

        In prior periods, as previously disclosed, we were able to repatriate dividends and certain fees pursuant to intercompany contracts approved by the relevant Venezuelan government authorities at the official exchange rate. However, during the fourth quarter 2009, we received notice that the re-approval of these intercompany contracts was denied. We now do not anticipate repatriating previously requested dividends yet pending approval or un-requested dividends, through the country's official exchange process and instead view the parallel exchange market as the more practical method by which to repatriate U.S. dollars. Consequently, at December 31, 2009, we determined the parallel market rate was the appropriate rate to use for translating the financial statements of our Venezuelan entity for purposes of consolidation based on the current facts and circumstances of operating in Venezuela. As of December 31, 2009, we had $6.2 million of U.S. dollar equivalent cash in our Venezuelan entity using the official rate. Effective with our change to the parallel market rate at December 31, 2009, we had $2.3 million of U.S. dollar equivalent cash in our Venezuelan entity. The change to the parallel rate resulted in a net $3.8 million charge, before tax, recorded in the cumulative translation adjustment component of other comprehensive income within stockholders' equity of which $3.9 million relates specifically to the translation of cash. As of December 31, 2009, we had $3.1 million of after tax unrealized loss in other comprehensive income within stockholders' equity pertaining to our Venezuela entity until such time we sell or liquidate our investment.

        Additionally, effective January 1, 2010, Venezuela is considered to be highly inflationary. Under U.S. GAAP, an economy is considered to be highly inflationary when the three-year cumulative rate of inflation meets or exceeds 100%. Under the highly inflationary basis of accounting, the financial statements of our Venezuelan entity will be remeasured as if its functional currency were the reporting currency (U.S dollars), with remeasurement gains and losses recognized in earnings, rather than in the cumulative translation adjustment component of other comprehensive income within our stockholders' equity. Consequently, because we have decided to adopt the parallel market rate, which is subject to market fluctuation, and because our Venezuelan entity operates in a highly inflationary economy, future remeasurements could increase the volatility of our results of operations. We are currently evaluating our options regarding our operations in Venezuela, including closure of the office, to address these aforementioned considerations and the increasing challenges of physically operating in Venezuela.

        Effective January 11, 2010, the official exchange rate was devalued from 2.15 to 4.30 bolivars to the U.S. dollar. At the date of the devaluation, the parallel rate changed from 6.25 to 6.48 bolivars to the U.S. dollar. Because of our change to the parallel market rate, the official exchange rate devaluation had no impact to our consolidated financials statements.

Cash Flows Discussion

        Net cash provided by operating activities decreased to $87.3 million in 2009 from $103.9 million in 2008 and from $125.6 million in 2007. The decrease of $16.6 million in 2009 from 2008 was principally due to an increase in interest payments of $31.7 million, lower interest income of $10.6 million and a reduction in cash receipts, partially offset by lower income taxes paid, net of refunds, of $29.6 million and lower cash expenses. The decrease of $21.6 million in 2008 from 2007 was principally due to lower membership related cash receipts in 2008 of $8.5 million, from $136.4 million in 2008 compared to $144.9 million the prior year, principally related to the shift in our advance renewal strategy, advance payments of $5.6 million made in connection with long-term service agreements, an increase in income taxes paid, net of refunds, of $5.6 million and an increase in interest payments of $2.5 million.

        Net cash used in investing activities of $13.8 million in 2009 resulted from capital expenditures of $15.2 million, slightly offset by a decrease in the restricted cash of $1.4 million related to a collateral agreement for merchant transactions in the United Kingdom. In 2008, net cash used in investing activities was $85.5 million of which $68.6 million related to cash transfers to IAC and $13.6 million related to capital expenditures and $2.2 million related to an increase in restricted cash related to the collateral agreement in the United Kingdom. The cash transfers to IAC related to IAC's centrally managed U.S. treasury function through the spin-off. The increase in capital expenditures is primarily related to IT initiatives. In 2007, net cash used in investing activities was $208.9 million of which $114.1 million related to acquisitions, primarily Aston in May 2007, net of cash acquired, as well as cash transfers to IAC of $84.5 million and capital expenditures of $10.3 million.

        In connection with the spin-off of ILG, on July 25, 2008, Interval Acquisition Corp., a subsidiary of ILG, entered into a senior secured credit facility with a maturity of five years, consisting of a $50.0 million revolving credit facility (the "Revolver") and $150.0 million term loan (the "Term Loan"). During 2009, we paid $34.0 million of principal payments on the Term Loan, which included $15.0 million for the 2009 scheduled principal payments, voluntary prepayments of $15.0 million for all 2010 scheduled principal payments and $4.0 million which was applied pro rata to the remaining scheduled principal payments. As of December 31, 2009, we had $116.0 million outstanding on the Term Loan. There have been no borrowings under the Revolver through December 31, 2009. In addition, on August 19, 2008, Interval Acquisition Corp. issued to IAC $300.0 million of aggregate principal amounts of 9.5% Senior Notes due 2016 (the "Interval Senior Notes"), reduced by the original issue discount of $23.5 million of which $20.7 million remains unamortized at December 31, 2009, and IAC exchanged such notes for certain of IAC's 7% Senior Notes, pursuant to a notes exchange and consent agreement. The secured credit facility effectively ranks prior to the Interval Senior Notes to the extent of the value of the assets that secure it.

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants, requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated EBITDA, as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year commencing with December 31, 2009. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of December 31, 2009, we were in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.80 and 4.43, respectively.

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At December 31, 2009, guarantees, surety bonds and letters of credit totaled $29.2 million. Guarantees represent $26.4 million of this total and primarily relate to Aston's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to each other. In addition, certain of Aston's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and Aston either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, amounts are not expected to be significant.

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

Contractual obligations and commercial commitments

        Contractual obligations and commercial commitments at December 31, 2009 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$416,000	$—	$43,500	$72,500	$300,000
Debt interest(a)	200,893	31,966	62,675	58,326	47,926
Purchase obligations(b)	16,645	9,251	5,309	1,634	451
Operating leases	69,040	10,834	17,393	14,083	26,730

Total contractual obligations	$702,578	$52,051	$128,877	$146,543	$375,107

(a)
Debt principal and debt interest represent principal and interest to be paid on our Term Loan, Interval Senior Notes and certain fees associated with our credit facility. Interest on the Term Loan is calculated using the prevailing rates as of December 31, 2009.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Guarantees, surety bonds and letters of credit	$29,166	$12,581	$7,374	$3,392	$5,819

(c)
Commercial commitments include minimum revenue guarantees related to Aston's hotel and resort management agreements, Aston's accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off-Balance Sheet Arrangements

        As of December 31, 2009, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

Definition of ILG's Non-GAAP Measures

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

        Constant Currency represents current period results of operations determined by translating our functional currency results to U.S. dollars (our reporting currency) using the actual prior year blended rate of translation from the comparable prior period. We believe that this measure improves the period to period comparability of results from business operations as it eliminates the effect of foreign currency translation.

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

RECONCILIATION OF EBITDA

        The following tables reconcile EBITDA to operating income for our operating segments and to net income in total for the years ended December 31, 2009, 2008 and 2007 (in thousands). The noncontrolling interest relates to Aston which was acquired in May 2007.

	Year Ended December 31, 2009
	EBITDA	Non-Cash Compensation Expense	Amortization Expense of Intangibles	Depreciation Expense	Operating Income (Loss)
Interval	$143,281	$(9,811)	$(21,017)	$(9,057)	$103,396
Aston	4,950	(762)	(4,944)	(794)	(1,550)

Total	$148,231	$(10,573)	$(25,961)	$(9,851)	$101,846

Interest expense, net					(36,329)
Other expense, net					(1,250)

Earnings before income taxes and noncontrolling interest					64,267
Income tax provision					(26,058)

Net income					38,209
Net loss attributable to noncontrolling interest					4

Net income attributable to common stockholders					$38,213

	Year Ended December 31, 2008
	EBITDA	Non-Cash Compensation Expense	Goodwill Impairment	Amortization Expense of Intangibles	Depreciation Expense	Operating Income (Loss)
Interval	$145,058	$(8,474)	$—	$(20,960)	$(8,592)	$107,032
Aston	9,548	(346)	(34,254)	(4,946)	(743)	(30,741)

Total	$154,606	$(8,820)	$(34,254)	$(25,906)	$(9,335)	76,291

Interest expense, net						(4,319)
Other income, net						4,022

Earnings before income taxes and noncontrolling interest						75,994
Income tax provision						(30,816)

Net income						45,178
Net loss attributable to noncontrolling interest						86

Net income attributable to common stockholders						$45,264

	Year Ended December 31, 2007
	EBITDA	Non-Cash Compensation Expense	Amortization Expense of Intangibles	Depreciation Expense	Operating Income
Interval	$137,788	$(3,513)	$(23,994)	$(7,852)	$102,429
Aston	7,701	(116)	(2,885)	(563)	4,137

Total	$145,489	$(3,629)	$(26,879)	$(8,415)	$106,566

Interest income, net					10,140
Other expense, net					(606)

Earnings before income taxes and noncontrolling interest					116,100
Income tax provision					(45,032)

Net income					71,068
Net income attributable to noncontrolling interest					(12)

Net income attributable to common stockholders					$71,056

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

        As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, we have not hedged translation risks because cash flows from international operations were generally reinvested locally. Non-operating foreign exchange net loss for the year ended December 31, 2009 was $1.3 million and net gain for the year ended December 31, 2008 was $4.0 million attributable to cash held in certain countries in currencies other than their local currency. This was principally driven by U.S. dollar positions held at December 31, 2009 and 2008 affected by the shift in the value of the dollar to the British pound, Mexican peso, and Colombian peso.

        As we increase our operations in international markets we become increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the United States dollar at December 31, 2009 would result in an approximate change to revenue of $3.4 million. There have been no material quantitative changes in market risk exposures between the current and preceding fiscal years.

Interest Rate Risk

        At December 31, 2009, we had $116.0 million outstanding under the term loan facility. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $1.2 million. Additionally, at December 31, 2009, we had $300.0 million (face amount) of Interval Senior Notes that bear interest at a fixed amount. If market rates decline, we run the risk that the required payments on the fixed rate debt will exceed those based on market rates. Based on our mix of fixed rate and floating rate debt and cash balances, we do not currently hedge our interest rate exposure. There have been no material quantitative changes in market risk exposures between the current and preceding fiscal years.

Item 8.    Financial Statements and Supplementary Data

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interval Leisure Group, Inc.

        We have audited the accompanying consolidated balance sheets of Interval Leisure Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interval Leisure Group, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interval Leisure Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Certified Public Accountants

Miami, Florida
March 11, 2010

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
		(Restated)	(Restated)
Revenue	$404,986	$415,798	$364,168
Cost of sales	127,406	136,075	105,624

Gross profit	277,580	279,723	258,544
Selling and marketing expense	52,029	51,463	46,262
General and administrative expense	87,893	82,474	70,422
Goodwill impairment	—	34,254	—
Amortization expense of intangibles	25,961	25,906	26,879
Depreciation expense	9,851	9,335	8,415

Operating income	101,846	76,291	106,566
Other income (expense):
Interest income	952	11,532	10,345
Interest expense	(37,281)	(15,851)	(205)
Other income (expense), net	(1,250)	4,022	(606)

Total other income (expense), net	(37,579)	(297)	9,534

Earnings before income taxes and noncontrolling interest	64,267	75,994	116,100
Income tax provision	(26,058)	(30,816)	(45,032)

Net income	38,209	45,178	71,068
Net loss (income) attributable to noncontrolling interest	4	86	(12)

Net income attributable to common stockholders	$38,213	$45,264	$71,056

Earnings per share attributable to common stockholders:
Basic	$0.68	$0.81	$1.26
Diluted	$0.67	$0.80	$1.26
Weighted average number of shares of common stock outstanding:
Basic	56,411	56,189	56,179
Diluted	57,015	56,370	56,179

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$160,014	$120,277
Restricted cash and cash equivalents	5,243	6,403
Accounts receivable, net of allowance of $431 and $301, respectively	24,219	17,646
Deferred income taxes	20,052	28,893
Deferred membership costs	14,433	13,816
Prepaid income taxes	5,221	—
Prepaid expenses and other current assets	17,566	20,186

Total current assets	246,748	207,221
Property and equipment, net	44,400	39,089
Goodwill	479,867	479,867
Intangible assets, net	139,324	165,013
Deferred membership costs	21,411	21,641
Deferred income taxes	6,162	5,297
Other non-current assets	20,669	19,080

TOTAL ASSETS	$958,581	$937,208

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$11,672	$11,789
Deferred revenue	96,541	95,565
Income taxes payable	—	13,817
Interest payable	9,748	11,327
Accrued compensation and benefits	15,283	12,292
Member deposits	9,521	8,932
Accrued expenses and other current liabilities	31,522	28,722
Current portion of long-term debt	—	15,000

Total current liabilities	174,287	197,444
Long-term debt, net of current portion	395,290	412,242
Other long-term liabilities	1,746	1,206
Deferred revenue	134,236	134,151
Deferred income taxes	76,224	62,600

Total liabilities	781,783	807,643

Redeemable noncontrolling interest	422	426
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock, none issued and outstanding	—	—
Common stock $.01 par value; authorized 300,000,000 shares, 56,543,016 and 56,209,634 issued and outstanding shares at December 31, 2009 and 2008, respectively	565	562
Additional paid-in capital	156,260	147,537
Retained earnings (deficit)	29,787	(8,426)
Accumulated other comprehensive loss	(10,236)	(10,534)

Total stockholders' equity	176,376	129,139

TOTAL LIABILITIES AND EQUITY	$958,581	$937,208

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Common Stock				Receivables from IAC and Subsidiaries		Accumulated Other Comprehensive Income (Loss)
				Additional Paid-in Capital	Invested Capital		Retained Earnings (Deficit)
	Total	Amount	Shares
			(In thousands, except share data)
Balance as of December 31, 2006	$408,887	$—	—	$—	$612,532	$(355,057)	$151,198	$214
Comprehensive income:
Net income attributable to common stockholders	71,056	—	—	—	—	—	71,056	—
Foreign currency translation	225	—	—	—	—	—	—	225

Comprehensive income	71,281	—	—	—
Cumulative effect of adoption of FIN 48	230	—	—	—	—	—	230	—
Net transfers from IAC (principally the funding of ILG's acquisition of Aston)	114,387	—	—	—	114,387	—
Net changes in receivables from IAC and subsidiaries	(81,418)	—	—	—	—	(81,418)	—	—

Balance as of December 31, 2007	$513,367	$—	—	$—	$726,919	$(436,475)	$222,484	$439
Comprehensive income:
Net income attributable to common stockholders prior to spin-off	53,690	—	—	—	—	—	53,690	—
Net loss attributable to common stockholders after spin-off	(8,426)	—	—	—	—	—	(8,426)	—
Foreign currency translation	(10,973)	—	—	—	—	—	—	(10,973)

Comprehensive income	34,291
Non-cash compensation expense	2,774	—	—	2,774	—	—	—	—
Deferred restricted stock units	(1,055)	—	—	(1,055)	—	—	—	—
Net change in receivables from IAC and subsidiaries	(59,544)	—	—	—	—	(59,544)	—	—
Net transfers to IAC	5,195	—	—	—	5,195	—	—	—
Dividends to IAC in connection with the spin-off	(365,931)	—	—	—	(365,931)	—	—	—
Extinguishment of receivable from IAC in connection with spin-off	496,019	—	—	—	—	496,019	—	—
Capitalization as a result of the spin-off from IAC	—	—	—	642,357	(366,183)	—	(276,174)	—
Issuance of common stock at spin-off	(496,019)	562	56,179,572	(496,581)	—	—	—	—
Issuance of common stock upon exercise of stock options	42	—	5,929	42	—	—	—	—
Issuance of common stock in escrow for IAC warrants	—	—	24,133	—	—	—	—	—

Balance as of December 31, 2008	$129,139	$562	56,209,634	$147,537	$—	$—	$(8,426)	$(10,534)

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

		Common Stock				Receivables from IAC and Subsidiaries		Accumulated Other Comprehensive Income (Loss)
				Additional Paid-in Capital	Invested Capital		Retained Earnings (Deficit)
	Total	Amount	Shares
			(In thousands, except share data)
Balance as of December 31, 2008	$129,139	$562	56,209,634	$147,537	$—	$—	$(8,426)	$(10,534)
Comprehensive income:
Net income attributable to common stockholders	38,213	—	—	—	—	—	38,213	—
Foreign currency translation	298	—	—	—	—	—	—	298

Comprehensive income	38,511
Non-cash compensation expense	10,573	—	—	10,573	—	—	—	—
Deferred restricted stock units released, net of withholding taxes	607	1	115,144	606	—	—	—	—
Issuance of common stock upon exercise of stock options	448	—	66,005	448	—	—	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(689)	2	178,507	(691)	—	—	—	—
Deferred stock compensation expense	(44)	—	—	(44)	—	—	—	—
Adjustment to issuance of common stock at spin-off	(11)	—	(26,274)	(11)	—	—	—	—
Adjustment to dividends to IAC in connection with the spin-off(a)	(2,158)	—	—	(2,158)	—	—	—	—

Balance as of December 31, 2009	$176,376	$565	56,543,016	$156,260	$—	$—	$29,787	$(10,236)

(a)
Due to a reconciliation of federal and state income taxes for the 2008 period prior to the spin-off and as provided for in the Tax Sharing Agreement entered into with IAC, we recorded a $2.2 million increase to the amount distributed to IAC in connection with a reduced income tax liability. See Note 11.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$38,209	$45,178	$71,068
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	34,254	—
Amortization expense of intangibles	25,961	25,906	26,879
Amortization of debt issuance costs	2,745	1,097	—
Depreciation expense	9,851	9,335	8,415
Accretion of original issue discount	2,048	742	—
Non-cash compensation expense	10,573	8,820	3,629
Deferred income taxes	22,819	(28,331)	(6,106)
Changes in current assets and liabilities:
Accounts receivable	(6,730)	(1,973)	(3,552)
Prepaid expenses and other current assets	3,348	(1,699)	(2,222)
Accounts payable and other current liabilities	6,031	14,463	6,741
Income taxes payable	(20,595)	1,190	3,015
Deferred revenue	(2,973)	(724)	18,134
Other, net	(3,939)	(4,317)	(421)

Net cash provided by operating activities	87,348	103,941	125,580

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(1,001)	(114,071)
Changes in restricted cash	1,386	(2,184)	—
Transfers to IAC	—	(68,635)	(84,520)
Capital expenditures	(15,162)	(13,637)	(10,319)

Net cash used in investing activities	(13,776)	(85,457)	(208,910)

Cash flows from financing activities:
Proceeds from issuance of term loan facility	—	150,000	—
Principal payments on term loan	(34,000)	—	—
Payments of debt issuance costs	—	(10,569)	—
Principal payments on short-term obligations	—	—	(215)
Dividend payment to IAC in connection with spin-off	—	(89,431)	—
Capital contributions from IAC	—	—	114,071
Proceeds from the exercise of stock options	436	42	—
Release of deferred restricted stock units, net of withholding taxes	(430)	—	—
Vesting of restricted stock units, net of withholding taxes	(691)	—	—
Excess tax benefits from stock-based awards	—	—	259
Other, net	—	(15)	(1,923)

Net cash provided by (used in) financing activities	(34,685)	50,027	112,192

Effect of exchange rate changes on cash and cash equivalents	850	(15,347)	694

Net increase in cash and cash equivalents	39,737	53,164	29,556
Cash and cash equivalents at beginning of period	120,277	67,113	37,557

Cash and cash equivalents at end of period	$160,014	$120,277	$67,113

See Note 15 for supplemental cash flow information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

        After the close of The NASDAQ Stock Market, Inc. ("NASDAQ") on August 20, 2008, IAC completed the spin-off of ILG, following the transfer of all of the outstanding stock of Interval Acquisition Corp, which directly and through subsidiaries holds the ownership interest in those entities and net assets that conduct the ILG Businesses, to ILG. In connection with the spin-off, we completed the following transactions: (1) extinguished the receivable from IAC, which totaled $496.0 million, by recording a non-cash distribution to IAC, (2) recapitalized the invested capital balance with the issuance of 56.2 million shares of ILG common stock whereby each holder of one share of IAC common stock received 1/5 of an ILG share, (3) entered into an indenture pursuant to which we issued to IAC $300.0 million of senior unsecured notes due 2016, (4) entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan and a $50.0 million revolving credit facility and (5) transferred to IAC all domestic cash, excluding restricted cash, in excess of $50.0 million, distributing to IAC $89.4 million of cash from the proceeds of the term loan. Due to a reconciliation of federal and state income taxes for the 2008 period prior to the spin-off and as provided for in the Tax Sharing Agreement entered into with IAC, we recorded a $2.2 million increase to the amount distributed to IAC in connection with a reduced income tax liability. Additionally, in connection with the spin-off, on August 20, 2008, IAC and ILG entered into several agreements with respect to spin-off and transaction matters. After the spin off, our shares began trading on the NASDAQ under the symbol "IILG."

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

DECEMBER 31, 2009

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

Reclassifications and Restatement

        In our consolidated statements of income, certain expenses for years ended December 31, 2008 and 2007 have been reclassified to conform to the current period presentation. The current presentation of these expenses (telephone, rent, credit card commissions, distribution and deferred membership costs) applies an allocation better aligned with the utilization of resources. These reclassifications had no impact on operating income or net income. The table below summarizes, for the periods presented, the effect of the reclassifications to the income statement line items previously reported (in thousands).

	Year Ended December 31,
	2008	2007
Cost of sales	$(1,364)	$1,064
Selling and marketing expense	2,890	427
General and administrative expense	(1,526)	(1,491)

        Additionally, in our consolidated statements of income, a restatement has been made to the years ended December 31, 2008 and 2007. This restatement represents the correction of a prior period accounting error related to the pass-through revenue of our Aston reporting unit. Pass-through revenue represents the compensation and other employee-related costs directly associated with Aston's management of the properties that are included in both revenue and cost of sales and that are passed on to the property owners without mark-up. The error resulted from the exclusion of certain employee-related costs being paid to third parties which otherwise should be included in pass-through revenue. The exclusion of these employee-related costs had no impact on our previously issued consolidated balance sheets, operating income, net income or per share amounts. This restatement only affects the presentation of our pass-through revenue and related cost of sales in our consolidated statements of income. The table below summarizes, for the periods presented, the effect of this restatement to revenue and cost of sales previously reported (in thousands).

	Year Ended December 31,
	2008	2007
Increase in revenue	$6,024	$3,761
Increase in cost of sales	6,024	3,761

        We have considered the guidance in Accounting Standard Codification ("ASC") Topic 250, "Accounting Changes and Error Corrections" ("ASC 250"), ASC Topic 270 "Interim Financial Reporting", ASC Topic 250-S99-1, "Assessing Materiality" and ASC Topic 250-S99-2, "Considering the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," in evaluating whether restating previously issued consolidated financial statements to reflect the correction of this error is required. ASC 250 requires an adjustment to financial statements for each individual prior period presented to reflect the correction of the period-specific effects of the error if the error is material. Based on our evaluation of quantitative and qualitative factors, we believe the identified misstatements are immaterial to ILG's consolidated financial statements and to the presentation of our Aston reporting unit as we considered it unlikely that the judgment of a reasonable person relying on the report for purposes of analyzing either consolidated or Aston segment information would have been changed or influenced by this prior period accounting error given the nature of pass-through revenue. Regardless, we have restated previously issued financial information herein to reflect the correction of this error.

        The tables below summarize the effect of the reclassifications and restatement, for the periods presented, on previously reported consolidated financial statements (in thousands).

	Year Ended December 31, 2008
	As Previously Reported	Reclassifications	Restatement	As Restated
Revenue	$409,774	$—	$6,024	$415,798
Cost of sales	131,415	(1,364)	6,024	136,075
Selling and marketing expense	48,573	2,890	—	51,463
General and administrative expense	84,000	(1,526)	—	82,474

	Year Ended December 31, 2007
	As Previously Reported	Reclassifications	Restatement	As Restated
Revenue	$360,407	$—	$3,761	$364,168
Cost of sales	100,799	1,064	3,761	105,624
Selling and marketing expense	45,835	427	—	46,262
General and administrative expense	71,913	(1,491)	—	70,422

        Additionally, the adoption of new guidance issued by the FASB pertaining to noncontrolling interests in consolidated financial statements, included within ASC Topic 810, "Consolidations," contains presentation and disclosure requirements to be applied retrospectively for all periods presented. Consequently, this has resulted in reclassification of a redeemable noncontrolling interest, which is presented in our December 31, 2008 consolidated balance sheet separate from permanent equity. Also, the income (loss) attributable to redeemable noncontrolling interest has been presented separately in the consolidated statements of income.

Company Overview

        ILG is a leading global provider of membership and leisure services to the vacation industry. We operate in two business segments: Interval and Aston. Our principal business, Interval, offers travel and leisure related products and services to owners of vacation interests and others enrolled in various

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

membership programs, as well as related services to its resort developer clients. Aston, our other business segment, was acquired in May 2007 and provides hotel and resort management and vacation rental services to both vacationers and vacation property owners principally in Hawaii.

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

Revenue Recognition

        Revenue, net of sales incentives, from Interval membership fees is deferred and recognized over the terms of the applicable memberships ranging from one to five years, on a straight-line basis. Generally, memberships are cancelable and refundable on a pro rata basis. Direct costs of acquiring members and direct costs of sales related to deferred membership revenue are also deferred and amortized on a straight-line basis over the terms of the applicable memberships. These costs relate to various commissions and initial fulfillment costs. Revenue from exchange and Getaway transactions is recognized when Interval provides confirmation of the transaction, as the earnings process is complete. Reservation servicing revenue is recognized when service is performed or on a straight-line basis over the applicable service period. All taxable revenue transactions are presented on a net of tax basis.

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

DECEMBER 31, 2009

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.

Restricted Cash

        Restricted cash primarily includes amounts held in trust and lock box accounts in connection with certain transactions related to Aston's managed properties and to certain merchant transactions in the United Kingdom.

Accounts Receivable

        Accounts receivable are stated at amounts due from customers, principally resort developers, members and managed properties, net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. ILG determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, ILG's previous loss history, our judgment as to the specific customer's current ability to pay its obligation to ILG and the condition of the general economy. ILG writes off accounts receivable when they become uncollectible once we have exhausted all means of collection.

Property and Equipment

        Property and equipment, including capitalized improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in results of operations.

        Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated useful lives. The following table summarizes depreciable life by asset category.

Asset Category	Depreciation Period
Computer equipment	3 to 5 Years
Capitalized software	3 to 5 Years
Buildings and leasehold improvements	1 to 40 Years
Furniture and other equipment	3 to 10 Years

        In accordance with ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), Interval capitalizes certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized internal software costs, net of accumulated depreciation, totaled $21.6 million and $15.7 million at December 31, 2009 and 2008, respectively, and are included in "Property and equipment, net" in the accompanying consolidated balance sheets.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets are significant components of our consolidated balance sheets. Our policies regarding the valuation of intangible assets affect the amount of possible impairment charges we may incur. Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as consumer spending habits and general economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

        In accordance with ASC 350, we review the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances, based on a two-step impairment test. We consider our Interval and Aston segments to be individual reporting units which are also individual operating segments of ILG. Goodwill acquired in business combinations is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date. The first step of the impairment test compares the fair value of each reporting unit with its carrying amount including goodwill. The fair value of each reporting unit is calculated using the average of an income approach and a market comparison approach which utilizes similar companies as the basis for the valuation. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The impairment loss is determined by comparing the implied fair value of goodwill to the carrying value of goodwill. The implied fair value of goodwill represents the excess of the fair value of the reporting unit over amounts assigned to its net assets.

        The step-one determination of fair value utilizes an evaluation of historical and forecasted operating results and other estimates. The fair value measurement is generally determined through the use of independent third party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects our own assumptions of what market participants would use to price the asset or asset group.

        During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual goodwill impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions. For the year-ended December 31, 2009, we did not identify any triggering events which required an interim impairment test prior or subsequent to our annual impairment test on October 1, 2009.

Long-Lived Assets and Intangible Assets with Definite Lives

        We review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (asset group) may be impaired. In accordance with guidance included within ASC Topic 360, "Property Plant and Equipment" ("ASC 360") recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (asset group) to future undiscounted cash flows expected to be generated by the asset (asset group). An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

independent of the cash flows of other assets and liabilities. When estimating future cash flows, we consider:

  •
  only the future cash flows that were directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group;

  •
  our own assumptions about our use of the asset group and all available evidence when estimating future cash flows;

  •
  potential events and changes in circumstance affecting our key estimates and assumptions;

  •
  the existing service potential of the asset (asset group) at the date tested.

        If an asset (asset group) is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset (asset group) exceeds its fair value. When determining the fair value of the asset (asset group), we consider the highest and best use of the assets from a market-participant perspective. The fair value measurement is generally determined through the use of independent third party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects our own assumptions of what market participants would utilize to price the asset (asset group).

        Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Assets to be abandoned, or from which no further benefit is expected, are written down to zero at the time that the determination is made and the assets are removed entirely from service.

Advertising

        Advertising costs principally represent printing and postage costs of magazines, promotions, trade shows and agency fees. Direct-response advertising consists primarily of printing, postage, and freight costs related to our member resort directories. Advertising costs are expensed in the period incurred, except for magazine related costs that are expensed at time of mailing when the advertising takes place, and direct-response advertising which are amortized ratably over the twelve-month period following the mailing of the directories.

        Advertising expense was $18.3 million, $20.2 million and $18.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, of which $5.5 million, $5.5 million and $5.0 million, respectively, pertained to expenses related to our direct-response advertising. As of December 31, 2009 and 2008, we had $3.3 million and $4.8 million, respectively, of capitalized advertising costs recorded in prepaid expenses and other current assets on our consolidated balance sheets.

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

DECEMBER 31, 2009

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

be realized. ILG records interest on potential tax contingencies as a component of income tax expense and records interest net of any applicable related income tax benefit.

        Pursuant to ASC Topic 740 "Income Taxes," ILG recognizes liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount of benefit determined on a cumulative probability basis that is more than 50% likely of being realized upon ultimate settlement.

Foreign Currency Translation and Transaction Gains and Losses

        The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income (loss), a separate component of stockholders' equity. Accumulated other comprehensive income (loss) is solely related to foreign currency translation. Only the accumulated other comprehensive income (loss) exchange rate adjustment related to Venezuela is tax effected as required by FASB guidance codified in ASC Topic 740, "Income Taxes" ("ASC 740") since the earnings in Venezuela are not indefinitely reinvested in that jurisdiction. See Note 14 for additional discussion pertaining to our Venezuelan operations.

        Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of income. We incurred a foreign currency transaction net loss for the year ended December 31, 2009 of $1.3 million, a net gain for the year ended December 31, 2008 of $4.0 million, and a net loss for the year ended December 31, 2007 of $0.6 million, all of which are included in "Other income (expense)" in the accompanying consolidated statements of income.

Stock-Based Compensation

        Stock-based compensation is accounted for under ASC Topic 718, "Compensation-Stock Compensation" ("ASC 718"). Compensation cost for stock awards is measured at fair value on date of grant and recognized over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. We grant awards subject to graded vesting (i.e. portions of the award vest at different times during the vesting period) or to cliff vesting (i.e. all awards vest at the end of the vesting period). Any performance criteria attached to an award subject to graded vesting simply affects whether or not the award will vest. Management must make certain estimates and assumptions regarding stock awards that will ultimately vest, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The forfeiture

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date. Tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statements of income are reported as a component of financing cash flows. For the years ended December 31, 2009 and 2008, excess tax benefits from stock-based compensation were not material. For the year end December 31, 2007, excess tax benefits from stock-based compensation of $0.3 million is included as a component of financing cash flows.

Noncontrolling Interest

        Noncontrolling interest in 2009, 2008 and 2007 represents a noncontrolling ownership in Aston. In connection with the acquisition of Aston, a member of senior management of this business purchased an ownership interest at the same per share price as ILG. ILG is party to a fair value put and call arrangement with respect to this interest. This put and call arrangement allows this member of management to require ILG to purchase their interest or allows ILG to acquire such interest at fair value. This put and call arrangement becomes exercisable by ILG and the counter-party, respectively, at a date no earlier than 2013. Upon such exercise, the consideration payable can be denominated in either shares of ILG or cash at ILG's option. This put arrangement is exercisable by the counter-party outside the control of ILG and is accounted for in accordance with the ASC Topic 480, "Distinguishing Liabilities from Equity" ("ASC 480"). Accordingly, to the extent that the fair value of this interest exceeds the value determined by standard noncontrolling interest accounting, the value of such interest is adjusted to fair value with a corresponding adjustment to retained earnings. ILG did not record such an adjustment to this interest during any of the years presented.

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is anti-dilutive. The computations of diluted earnings per share available to common stockholders for the year ended December 31, 2009 does not include approximately 1.8 million stock options and restricted stock units ("RSUs"), as the effect of their inclusion would have been anti-dilutive to earnings per share.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Basic weighted average shares outstanding	56,411	56,189	56,179
Net effect of common stock equivalents assumed to be exercised related to RSUs	557	148	—
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	47	33	—

Diluted weighted average shares outstanding	57,015	56,370	56,179

        For year ended December 31, 2008, basic and diluted weighted average shares of common stock outstanding were computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period prior to the spin-off plus the weighted average of such shares outstanding following the spin-off date through December 31, 2008. For the year ended December 31, 2007, basic and diluted weighted average shares of common stock outstanding were computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

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

        Significant estimates underlying the accompanying consolidated financial statements include: the recovery of goodwill and long-lived and other intangible assets; purchase price allocations; the determination of deferred income taxes including related valuation allowances; the determination of deferred revenue and membership costs; and the determination of stock-based compensation.

Certain Risks and Concentrations

        A substantial percentage of the vacation ownership resorts in the Interval Network are located in Florida, Hawaii, Las Vegas, Mexico and Southern California and most of the vacation properties for which Aston provides hotel and resort management and vacation rental services are located in Hawaii. Approximately $108.6 million of 2009 revenue, which excludes Aston pass-through revenue, was generated from travel to properties located in all of these locations as well as hotel and resort management services performed in Hawaii in 2009. ILG also depends on relationships with developers and vacation property owners, as well as third party service providers for processing certain fulfillment services.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Financial instruments, which potentially subject ILG to concentration of credit risk, consist primarily of cash and cash equivalents which are maintained with quality financial institutions.

        We conduct business in Venezuela where currency restrictions exist limiting our ability to immediately access cash through repatriations at the government's official exchange rate. See Note 14 for additional discussion pertaining to our Venezuelan operation.

        ILG's business also is subject to certain risks and concentrations including exposure to risks associated with online commerce security and credit card fraud.

Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2010-06, "Improving Disclosures About Fair Value Measurements," (amendments to ASC Topic 820, "Fair Value Measurements and Disclosures") which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We adopted this guidance as of January 1, 2010. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements," (amendments to ASC Topic 605, "Revenue Recognition") ("ASU 2009-13"). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25. The revised guidance modifies the criteria for recognizing revenue in multiple element arrangements and expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.

Adopted Accounting Pronouncements

        In February 2010, the FASB issued ASU 2010-09, "Amendments to Certain Recognition and Disclosure Requirements," (amendments to ASC Topic 855, "Subsequent Events") which addresses certain implementation issues related to an entity's requirement to perform and disclose subsequent-events procedures. Specifically applicable to us, it eliminates the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASU 2010-09 is effective immediately for financial statements that are issued or are available to be issued. We adopted this guidance upon issuance and effective for this Annual Report.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In August 2009, the FASB issued ASU 2009-05, "Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value" ("ASU 2009-05"). ASU 2009-05 amends ASC Topic 820, "Fair Value Measurements and Disclosures," ("ASC 820"), to provide further guidance on how to measure the fair value of a liability. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective for the first reporting period (including interim periods) beginning after its issuance. We have adopted this standard as of October 1, 2009.

        In June 2009, the FASB issued its final Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," which is incorporated into ASC Topic 105, "Generally Accepted Accounting Principles" ("ASC 105"). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted this standard as of the interim reporting period ended September 30, 2009.

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

        In April 2009, the FASB issued new guidance as part of ASC Topic 805, "Business Combinations" ("ASC 805"), which amends and clarifies ASC 820 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, "Contingencies" ("ASC 450"), to determine whether the contingency should be recognized at the acquisition date or after it. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. We have adopted this guidance effective for our fiscal year beginning January 1, 2009. We expect that this guidance could have an impact on our consolidated

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial position and results of operations, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

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

        Effective January 1, 2009, we adopted ASC Topic 805, "Business Combinations" ("ASC 805"). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. This guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In March 2008, the FASB issued new guidance as part of ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). The objective of this new guidance is to improve financial reporting on derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In December 2007, the FASB issued new guidance as part of ASC Topic 810, "Consolidation" ("ASC 810"). This new guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance is effective for fiscal years beginning after December 15, 2008 and will be applied prospectively, except as it relates to disclosures, for which the effects will be applied retrospectively for all periods presented. We adopted this standard as of January 1, 2009. The presentation and disclosure requirements of this guidance, which must be applied retrospectively for all periods presented, have resulted in reclassifications to and revised presentation in our prior period consolidated financial information. The adoption of this guidance had no effect on operating income or net income in the current period or any prior periods.

NOTE 3—BUSINESS ACQUISITIONS

        On May 31, 2007, ILG completed the acquisition of Aston, a hotel and resort management and vacation rental services company, for approximately $110 million in cash. The acquisition was funded by IAC, and such funding was recorded as a transfer from IAC within the statement of stockholders' equity. ILG performed valuations of certain tangible and intangible assets acquired. These valuations identified $56.2 million of intangible assets other than goodwill. The goodwill recognized amounted to $40.4 million. Intangible assets with definite lives included resort management contracts ($45.7 million), wholesaler agreements ($5.9 million), trade names and trademarks ($4.3 million) and other agreements ($0.3 million) and are being amortized over a weighted-average period of 12.7 years. IAC also allocated $9.0 million of the purchase price to the fair value of two vacation property front desk units. The entire amount allocated to goodwill is tax deductible. ILG viewed Aston's revenue, operating income, net income and cash flow as its most important valuation metrics. ILG agreed to consideration that resulted in recognition of a significant amount of goodwill because Aston's business model complements the business model of ILG and because of Aston's market position, brand and growth opportunities in its market. As a result, a significant portion of the consideration was based on the expected financial performance of Aston and not the asset value on the books of Aston at the time of acquisition. During the fourth quarter of 2008, we recognized an impairment charge on goodwill and indefinite-lived intangible assets related to this acquisition. See Note 4 for further discussion of the goodwill impairment charge.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        Pursuant to FASB guidance as codified within ASC 350, goodwill acquired in business combinations is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date. ILG tests goodwill and other indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded.

        On October 1, 2009, we reviewed the carrying value of goodwill and indefinite-lived intangible assets of each of our reporting units. We performed the first step of the two step impairment test on both our Interval and Aston reporting units and concluded that Interval's fair value significantly exceeded its carrying value, however, the carrying value of our Aston reporting unit exceeded its fair value by 6%. Consequently, we performed the second step of the impairment test Aston reporting unit to measure the amount of any impairment loss. The resulting analysis concluded the fair value of Aston's implied fair value of goodwill exceeded the carrying value of goodwill and, therefore, no impairment loss was recorded. The excess in the implied fair value of goodwill over its carrying value is attributable to declines in the fair value of other assets or group of assets.

        These declines in fair value largely pertained to declines in the value of Aston's property management contracts and wholesaler agreement definite-lived intangible assets, certain real estate assets used in the purveyance of revenue generating services pursuant to the aforementioned property management contracts and wholesaler agreements, and Aston's tradename definite-lived intangible asset. As a result of the decline in fair value of these long-lived assets, we performed the recoverability test pursuant to ASC 360. The resulting recoverability analysis concluded the undiscounted estimated future cash flows of the asset group exceeded its carrying value by an amount greater than 75% of the asset group's carrying value. Accordingly, the asset group was not considered impaired.

        On October 1, 2008, we performed our required annual impairment test and determined there was no impairment with respect to the Interval or Aston reporting units. Subsequent to the time of our annual impairment test as of October 1, 2008, we determined Aston's business climate was experiencing an overall significant adverse change, as evidenced by declines in RevPAR. In addition, we noted deteriorating economic conditions during the fourth quarter of 2008 as reflected in the declines in risk-free interest rates and general market trading multiples, which impacts market capitalization. ILG's market capitalization over its book value declined during this time period from 4.1x to 2.3x. Based on these changes, we concluded that this change in business climate could result in a reduction in the fair value of our Aston reporting unit below its carrying amount. Consequently, we performed an interim impairment test for our Aston reporting unit as of December 31, 2008. Unlike the results of our annual impairment test, our interim impairment test confirmed that an impairment existed at our Aston reporting unit as of December 31, 2008. As a result, during the fourth quarter 2008, we recorded a non-cash goodwill impairment charge of $34.3 million related to the Aston segment. Prior to the impairment, our total goodwill was $514.1 million of which $39.4 million, or 7.7%, pertained to the Aston reporting unit. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill, for the years ended December 31, 2009 and 2008 (in thousands):

	Balance as of January 1, 2009	Additions	Deductions	Goodwill Impairment	Balance as of December 31, 2009
Interval	$474,677	$—	$—	$—	$474,677
Aston	5,190	—	—	—	5,190

Total	$479,867	$—	$—	$—	$479,867

	Balance as of January 1, 2008	Additions	Deductions	Goodwill Impairment	Balance as of December 31, 2008
Interval	$473,879	$798	$—	$—	$474,677
Aston	40,429	14	(999)	(34,254)	5,190

Total	$514,308	$812	$(999)	$(34,254)	$479,867

        The change in Interval's goodwill during the year ended December 31, 2008 related to an adjustment to a tax reserve pertaining to the period prior to our acquisition by IAC. The change in Aston's goodwill during the year ended December 31, 2008 principally related to the impairment and to a settlement received related to a lawsuit that was filed by Aston prior to its acquisition by ILG. There was no change in Interval or Aston's goodwill during the year ended December 31, 2009. Accumulated goodwill impairment losses as of January 1, 2009 were $34.3 million for our Aston segment. There were no impairments of goodwill for our Aston segment during fiscal year 2009 and there have been no impairments of goodwill for our Interval segment.

Intangible assets

        Intangible assets with indefinite lives relate principally to trade names and trademarks. The balance of intangible assets, net is as follows (in thousands):

	December 31,
	2009	2008
Intangible assets with indefinite lives	$35,300	$35,300
Intangible assets with definite lives, net	104,024	129,713

Total intangible assets, net	$139,324	$165,013

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        At December 31, 2009, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Life (Years)
Customer relationships	$129,500	$(94,161)	$35,339	2.7
Purchase agreements	73,500	(53,443)	20,057	2.7
Resort management contracts	45,700	(8,433)	37,267	11.4
Technology	24,630	(24,630)	—	—
Other	17,151	(5,790)	11,361	6.2

Total	$290,481	$(186,457)	$104,024

        At December 31, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Life (Years)
Customer relationships	$129,500	$(81,207)	$48,293	3.7
Purchase agreements	73,500	(46,091)	27,409	3.7
Resort management contracts	45,700	(5,168)	40,532	12.4
Technology	24,630	(24,606)	24	—
Other	16,878	(3,423)	13,455	7.0

Total	$290,208	$(160,495)	$129,713

        Amortization of intangible assets with definite lives is computed on a straight-line basis. Total amortization expense for intangible assets subject to amortization was $26.0 million, $25.9 million and $26.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. Based on the December 31, 2009 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2010	$25,972
2011	25,903
2012	19,650
2013	4,373
2014	4,350
2015 and thereafter	23,776

$104,024

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 5—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	December 31,
	2009	2008
Computer equipment	$14,978	$13,534
Capitalized software	45,423	37,929
Buildings and leasehold improvements	21,080	20,858
Furniture and other equipment	10,629	9,815
Projects in progress	10,011	6,480

	102,121	88,616
Less: accumulated depreciation and amortization	(57,721)	(49,527)

Total property and equipment, net	$44,400	$39,089

NOTE 6—LONG-TERM DEBT

        The balance of long-term debt is as follows (in thousands):

	December 31,
	2009	2008
9.5% Interval Senior Notes, net of unamortized discount of $20,710 and $22,758, respectively	$279,290	$277,242
Term loan (interest rate of 2.73% at December 31, 2009 and 4.19% at December 31, 2008)	116,000	150,000
Revolving credit facility	—	—

Total long-term debt	395,290	427,242
Less: Current maturities	—	(15,000)

Total long-term debt, net of current maturities	$395,290	$412,242

9.5% Interval Senior Notes

        In connection with the spin-off of ILG, on July 17, 2008, Interval Acquisition Corp., a subsidiary of ILG, ("Issuer") agreed to issue $300.0 million of aggregate principal amount of 9.5% Senior Notes due 2016 ("Interval Senior Notes") to IAC, and IAC agreed to exchange such Interval Senior Notes for certain of IAC's 7% senior unsecured notes due 2013 pursuant to a notes exchange and consent agreement. The issuance occurred on August 19, 2008 with original issue discount of $23.5 million, based on the difference between the interest rate on the notes and the effective interest rate that would have been payable on the notes if issued in a market transaction based on market conditions existing on July 17, 2008, the date of pricing, estimated to be 11%. The exchange occurred on August 20, 2008. Interest on the Interval Senior Notes is payable semi-annually in cash in arrears on September 1 and March 1 of each year, commencing March 1, 2009. The Interval Senior Notes are guaranteed by all entities that are domestic subsidiaries of the Issuer and by ILG. The Interval Senior Notes are redeemable by the Issuer in whole or in part, on or after September 1, 2012 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the event of a

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 6—LONG-TERM DEBT (Continued)

change of control (as defined in the indenture), the Issuer is obligated to make an offer to all holders to purchase the Interval Senior Notes at a price equal to 101% of the face amount. The change of control put option is a derivative pursuant to FASB guidance as codified in ASC 815, that is required to be bifurcated from the host instrument, however, the value of the derivative is not material to our current financial position and results of operations. Subject to specified exceptions, the Issuer is required to make an offer to purchase Interval Senior Notes at a price equal to 100% of the face amount, in the event the Issuer or its restricted subsidiaries complete one or more asset sales and more than $25.0 million of the aggregate net proceeds are not invested (or committed to be invested) in the business or used to repay senior debt within one year after receipt of such proceeds. The original issue discount is being amortized to "Interest expense" using the effective interest method through maturity.

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

Senior Secured Credit Facility

        In connection with the spin-off of ILG, on July 25, 2008, the Issuer entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan, of which $116.0 million is outstanding at December 31, 2009, and a $50.0 million revolving credit facility.

        The principal amount of the term loan is payable quarterly over a five-year term ($3.8 million quarterly through December 31, 2010, $5.6 million quarterly through December 31, 2012, and approximately $25.0 million quarterly through July 25, 2013). During 2009, we paid $34.0 million of principal payments on the Term Loan, which included $15.0 million for the 2009 scheduled principal payments and voluntary prepayments of $15.0 million for all 2010 scheduled principal payments and $4.0 million which was applied pro rata to the remaining scheduled principal payments. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rates per annum applicable to loans under the senior secured credit facility are, at the Issuer's option, equal to either a base rate or a LIBOR rate plus an applicable margin, which varies with the total leverage ratio of the Issuer. As of December 31, 2009, the applicable margin was 2.50% per annum for LIBOR term loans, 2.00% per annum for LIBOR revolving loans, 1.50% per annum for base rate term loans and 1.00% per annum for base rate revolving loans. The revolving credit facility has a facility fee of 0.50%.

        We have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $70,000 at December 31, 2009, leaving $49.9 million of borrowing capacity at December 31, 2009. There have been no borrowings under the revolving credit facility through December 31, 2009.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 6—LONG-TERM DEBT (Continued)

Restrictions and Covenants

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year commencing with December 31, 2009. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of December 31, 2009, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.80 and 4.43 respectively.

        At December 31, 2009, aggregate maturities of long-term debt were as follows (in thousands):

Year Ending December 31,
2010	$—
2011	21,750
2012	21,750
2013	72,500
2014	—
Thereafter	300,000

416,000
Unamortized discount of Interval Senior Notes	(20,710)

Total	$395,290

        Interest expense for the year ended December 31, 2009 was $37.3 million, net of capitalized interest of $0.4 million relating to internally capitalized software.

Debt Issuance Costs

        At December 31, 2009, total unamortized debt issue costs were $9.6 million, net of $3.8 million of accumulated amortization, which was included in "Other non-current assets." Debt issuance costs are

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 6—LONG-TERM DEBT (Continued)

amortized to "Interest expense" through maturity of the related debt using the effective interest method.

NOTE 7—FINANCIAL INSTRUMENTS

        The additional disclosure below of the estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the year other than using quoted prices for our Interval Senior Notes commencing in the second quarter 2009. Our financial instruments include guarantees, letters of credit and surety bonds. These commitments are in place to facilitate our commercial operations.

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$160,014	$160,014	$120,277	$120,277
Restricted cash and cash equivalents	5,243	5,243	6,403	6,403
Long-term debt	(395,290)	(443,000)	(427,242)	(343,676)
Guarantees, surety bonds and letters of credit	N/A	(29,166)	N/A	(26,166)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have original maturities of three months or less. Under the fair value hierarchy established in ASC 820, cash and cash equivalents and restricted cash and cash equivalents are stated at fair value using Level 1 inputs (fair value determined based on quoted prices in active markets for identical assets or liabilities). Borrowings under our long-term debt are carried at historical cost and adjusted for amortization of the discount on our Interval Senior Notes and principal payments. The fair value of these borrowings was estimated using quoted prices for our Interval Senior Notes in 2009 and inputs other than quoted prices that are observable for the term loan in 2009 and 2008 and the Interval Senior Notes in 2008, either directly or indirectly, which are intrinsic to the terms of the related agreements, such as interest rates and credit risk. The guarantees, surety bonds, and letters of credit represent liabilities that are carried on our balance sheet only when a future related contingent event becomes probable and reasonably estimable.

NOTE 8—STOCKHOLDERS' EQUITY

        In order to effect the spin-off, 56,178,935 shares of ILG common stock were issued whereby each holder of one share of IAC common stock received 1/5 of an ILG share. ILG has 300 million authorized shares of common stock, par value of $.01 per share. At December 31, 2009, there were 56.5 million shares of ILG common stock outstanding.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of December 31, 2009. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 8—STOCKHOLDERS' EQUITY (Continued)

        At December 31, 2008, we had 195,717 deferred RSUs, which represented RSUs accelerated to vest prior to the spin-off, but for which the issuance of common shares were deferred until January 2, 2009. Net deferred RSUs (net of amounts withheld for taxes) of 114,284 were included in diluted earnings per share for 2008. At December 31, 2008, a liability of $1.1 million was recorded with an offset to additional paid-in capital with respect to the deferred RSUs. In addition to the ordinary vesting of RSUs, 2009, we delivered 115,144 of deferred RSUs, net of withholding taxes, which represented RSUs accelerated to vest prior to the spin-off, but for which the issuance of shares of common stock was deferred until January 2, 2009.

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

NOTE 9—BENEFIT PLANS

        Prior to the spin-off and through December 31, 2008, ILG participated in a retirement saving plan sponsored by IAC that qualified under Section 401(k) of the Internal Revenue Code. Effective January 1, 2009, the net assets available for benefits for the employees of ILG was transferred from the IAC plan to a newly created ILG plan. Under the ILG plan, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG originally provided a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to IRS restrictions. Effective March 1, 2009, we suspended matching contributions for the remainder of the 2009 calendar year. Matching contributions for the ILG plan were approximately $0.3 million for the year ended December 31, 2009. Matching contributions for the IAC plan were approximately $1.6 million and $1.5 million for the years ended December 31, 2008 and 2007, respectively. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        During the three years ended December 31, 2009, 2008 and 2007, we also had or participated in various benefit plans, principally defined contribution plans, for non-U.S. employees. Our contributions for these plans were approximately $0.3 million in each of 2009, 2008 and 2007.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 9—BENEFIT PLANS (Continued)

Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 11,696 share units were outstanding at December 31, 2009. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

NOTE 10—STOCK-BASED COMPENSATION

        Prior to the spin-off, equity awards to ILG employees were granted under various IAC stock and annual incentive plans. In connection with the spin-off, all of IAC's existing RSUs and stock options were modified, either accelerated and vested, or converted accordingly, based on a conversion factor. All RSUs awarded prior to August 8, 2005 and all RSUs awarded on or after August 8, 2005 but scheduled to vest on or before February 28, 2009 were granted accelerated vesting, resulting in the recognition of $2.1 million of additional non-recurring non-cash compensation expense during the year ended December 31, 2008 related to the acceleration of previously unrecognized expense. RSUs not subject to accelerated vesting as discussed above, were converted to ILG RSUs under the 2008 Incentive Plan (defined below), based on a conversion factor, following the spin-off.

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

        The modification of RSUs not subject to accelerated vesting resulted in an additional non-recurring non-cash compensation expense related to a step-up in basis modification of $1.3 million of which $0.5 million and $0.2 million was recognized during the years ended December 31, 2009 and 2008, respectively and the remaining $0.7 million will be recognized over the vesting period of the associated modified unvested RSUs.

        On August 20, 2008, ILG established the ILG 2008 Stock and Annual Incentive Plan (the "2008 Incentive Plan") which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares of common stock were issued. At the time of the spin-off, an additional 5.0 million shares of common stock may be issued under the 2008 Incentive Plan. As of December 31, 2009, 2.8 million shares remain available for future issuance under this plan.

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. All outstanding award agreements provide for settlement, upon vesting, in stock for U.S. employees. For non-U.S. employees, all grants issued prior to the spin-off provide for settlement upon vesting in cash, while grants since the spin-off provide for

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 10—STOCK-BASED COMPENSATION (Continued)

settlement upon vesting in stock. Each RSU is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Certain RSUs, in addition, are subject to attaining specific performance criteria. ILG recognizes non-cash compensation expense for all RSUs held by ILG's employees (including RSUs for stock of IAC or the other spun-off companies held by ILG employees) for which vesting is considered probable. For RSUs to be settled in stock, the accounting charge is measured at the grant date as the fair value of ILG common stock and expensed on a straight-line basis as non-cash compensation over the vesting term. The expense associated with RSU awards (including RSUs for stock of IAC or the other spun-off companies) to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock, as compensation expense within general and administrative expense. The expense related to awards to international employees totaled $0.2 million, $0.3 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

        Non-cash compensation expense related to RSUs for the years ended December 31, 2009, 2008 and 2007 was $10.6 million, $8.8 million and $3.6 million, respectively. During the fourth quarter of 2009, as actual forfeitures differed from our forfeiture rate estimate, we adjusted our estimate of forfeitures based on our expectation of the RSUs that will ultimately vest. The impact of a change in estimated forfeiture rate was recognized as a cumulative catch-up adjustment of $1.3 million that is included in non-cash compensation in the fourth quarter of 2009, the period of the change in estimate. Included in the 2008 non-cash compensation expense is a non-recurring amount of $2.1 million related to the accelerated vesting of certain RSUs. Non-cash compensation expense for 2007 and 2008 through the date of the spin-off was maintained by and allocated to us from IAC. At December 31, 2009, there was approximately $20.5 million of unrecognized compensation cost, net of forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 2.4 years.

        The amount of stock-based compensation expense recognized in the consolidated statements of operations is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 10—STOCK-BASED COMPENSATION (Continued)

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of sales	$683	$660	$282
Selling and marketing expense	789	722	308
General and administrative expense	9,101	7,438	3,039

Non-cash stock based compensation expense before income taxes	10,573	8,820	3,629
Income tax benefit	(3,765)	(3,443)	(1,400)

Non-cash stock based compensation expense after income taxes	$6,808	$5,377	$2,229

        Non-cash compensation related to the period before the spin-off was recorded in receivables from IAC and subsidiaries, which was extinguished at the time of the spin-off.

        The following table summarizes RSU activity during the year ended December 31, 2009:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	1,685	$18.72
Granted	1,282	5.40
Vested	(261)	16.13
Forfeited	(63)	20.26

Non-vested RSUs at December 31	2,643	$12.46

        The following table summarizes RSU activity during the year ended December 31, 2008:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	—	$—
Transfer from IAC	775	24.21
Granted	917	14.12
Vested	—	—
Forfeited	(7)	24.74

Non-vested RSUs at December 31	1,685	$18.72

        In connection with the acquisition of Aston by ILG in 2007, a member of Aston's management was granted non-voting restricted common equity in Aston. This award was granted on May 31, 2007 and

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 10—STOCK-BASED COMPENSATION (Continued)

was initially measured at fair value, which is being amortized over the vesting period. This award vests ratably over four and a half years, or earlier based upon the occurrence of certain prescribed events.

        These shares are subject to a put right by the holder and a call right by ILG, which are not exercisable until the first quarter of 2013 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of Aston. The initial value of the preferred interest was equal to the acquisition price of Aston. The preferred interest accretes at a 10% annual rate. Upon exercise of the put or call the consideration is payable in ILG shares or cash or a combination thereof at ILG's option. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price. The unrecognized compensation cost related to this equity award is $0.2 million at December 31, 2009.

NOTE 11—INCOME TAXES

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

        U.S. and foreign earnings from continuing operations before income taxes and noncontrolling interest are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
U.S.	$55,099	$56,996	$104,021
Foreign	9,168	18,998	12,079

Total	$64,267	$75,994	$116,100

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 11—INCOME TAXES (Continued)

        The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current income tax provision
Federal	$(777)	$57,222	$40,619
State	(93)	9,921	5,945
Foreign	3,366	5,776	4,574

Current income tax provision	$2,496	$72,919	$51,138

Deferred income tax provision (benefit)
Federal	$19,753	$(36,213)	$(6,161)
State	4,158	(6,047)	412
Foreign	(349)	157	(357)

Deferred income tax benefit	23,562	(42,103)	(6,106)

Income tax provision	$26,058	$30,816	$45,032

        There were no significant reductions in current income taxes payable for the years ended December 31, 2009 and 2008 for tax deductions attributable to stock-based compensation. Current income taxes payable has been reduced by $0.3 million for the year ended December 31, 2007 for stock-based compensation. The related income tax benefits of this stock-based compensation are recorded as amounts charged or credited to additional paid in capital or a reduction in goodwill.

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below (in

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 11—INCOME TAXES (Continued)

thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2009	2008
Deferred tax assets:
Deferred revenue	$52,276	$77,162
Provision for accrued expenses	4,240	3,111
Non-cash compensation	4,164	2,390
Net operating loss and tax credit carryforwards	2,228	749
Other	2,635	1,008

Total deferred tax assets	65,543	84,420
Less valuation allowance	(679)	(678)

Net deferred tax assets	64,864	83,742

Deferred tax liabilities:
Intangible and other assets	(97,623)	(97,438)
Deferred membership costs	(13,579)	(13,196)
Property and equipment	(3,193)	(931)
Other	(479)	(587)

Total deferred tax liabilities	(114,874)	(112,152)

Net deferred tax liability	$(50,010)	$(28,410)

        At December 31, 2009, ILG had U.S. federal and state net operating losses ("NOLs") of approximately $2.8 million and $2.9 million, respectively. If not utilized, the federal NOLs will expire in 2029 and the state NOLs will expire at various times between 2024 and 2029. At December 31, 2009, ILG had foreign NOLs of approximately $2.3 million available to offset future income. Of these foreign NOLs, approximately $2.0 million can be carried forward indefinitely, and approximately $0.3 million will expire within ten years.

        At December 31, 2009, ILG had tax credit carryforwards of approximately $0.4 million related to federal credits for foreign taxes. These tax credits can be carried forward for ten years.

        A valuation allowance for deferred tax assets is provided when it is more likely than not that certain deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the history of taxable income in recent years, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies to make this assessment. During 2009, ILG's valuation allowance did not significantly change. At December 31, 2009, ILG had a valuation allowance of approximately $0.7 million related to the portion of foreign net operating loss carryforwards for which it is more likely than not that the tax benefit will not be realized.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 11—INCOME TAXES (Continued)

        A reconciliation of total income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes and noncontrolling interest is shown as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Income tax provision at the federal statutory rate of 35%	$22,493	$26,598	$40,635
State income taxes, net of effect of federal tax benefit	2,642	2,518	4,132
Foreign income taxed at a different statutory tax rate	(608)	(1,184)	(520)
U.S. tax consequences of foreign operations	11	2,353	—
Non-deductible non-cash compensation expense	1,203	—	—
Other, net	317	531	785

Income tax provision	$26,058	$30,816	$45,032

        In accordance with ASC 740-10-30, no federal and state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $30.2 million at December 31, 2009. If, in the future, these earnings are repatriated to the U.S., or if ILG determines such earnings will be repatriated to the U.S. in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

        ILG adopted the accounting for uncertainties in income tax of ASC 740 (formerly "FIN 48") effective January 1, 2007. ASC 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of the adoption resulted in an increase of $0.2 million to retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows:

	(In thousands)
	2009	2008	2007
Balance at beginning of year	$142	$5,696	$2,872
Additions based on tax positions related to the current year	—	—	2,068
Additions for tax positions of prior years	—	2,203	756
Reductions for tax positions of prior years	(51)	(6,938)	—
Settlements	—	(819)	—

Balance at end of year	$91	$142	$5,696

        As of December 31, 2009, 2008 and 2007, ILG had unrecognized tax benefits of $0.1 million, $0.1 million, and $5.7 million, respectively. Included in unrecognized tax benefits at December 31, 2007 is approximately $4.8 million for tax positions included in IAC's consolidated tax return filings. During 2008, unrecognized tax benefits for tax positions included in IAC's consolidated tax return filings

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 11—INCOME TAXES (Continued)

increased by $2.2 million, due principally to the completion of a study related to certain U.S. tax consequences of certain of ILG's foreign operations. However, this increase was offset by a decrease of $7.8 million of unrecognized tax benefits during 2008 of which $0.8 million was a result of settlements with taxing authorities and $7.0 million was a result of the spin-off from IAC and the associated Tax Sharing Agreement, as described below, which provides that IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest during 2009 and 2008. Included in income tax expense from continuing operations for the year ended December 31, 2007 is $0.4 million, net of related deferred taxes of $0.2 million, for interest on unrecognized tax benefits. At December 31, 2009, 2008 and 2007, ILG has accrued $0.2 million, $0.3 million, and $1.6 million, respectively, for the payment of interest and, if applicable, penalties. The amount accrued for interest and penalties at December 31, 2008, is net of consolidated tax interest and penalties that were indemnified by IAC as a result of the spin-off, as described below.

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

        The Internal Revenue Service (IRS) is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes the operations of ILG from September 24, 2002, its date of acquisition by IAC. The statute of limitations for these years has been extended to December 31, 2010. The IRS examination for these years is expected to be completed in 2011. Various IAC consolidated tax returns filed with state and local jurisdictions are currently under examination, the most significant of which are California, New York State and New York City, for various tax years beginning with December 31, 2002. These state and local examinations are expected to be completed in 2011.

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

DECEMBER 31, 2009

NOTE 11—INCOME TAXES (Continued)

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

        Under the Tax Sharing Agreement, with respect to the consolidated federal income tax return of IAC and its subsidiaries for any taxable year that includes ILG, IAC could in its sole discretion elect ratable allocation under applicable U.S. Treasury Regulations. During the third quarter of 2009, IAC elected ratable allocation with the filing of its consolidated federal income tax return, which reduced the consolidated tax liability for the 2008 period prior to the spin-off. The Tax Sharing Agreement provides that the impact of the reconciliation of federal and state income taxes and the ratable allocation election, for the 2008 period prior to the spin-off, are the responsibility of IAC. As a result, ILG recorded a $2.2 million increase in the third quarter of 2009 to the amount distributed to IAC as part of the spin-off due to this reduced consolidated tax liability, which was recorded as a charge against additional paid in capital. There were no significant additional adjustments in the fourth quarter of 2009 resulting from the reconciliation of the state income tax liability for the filing of additional state income tax returns, for the 2008 period prior to the spin-off.

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

DECEMBER 31, 2009

NOTE 11—INCOME TAXES (Continued)

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

NOTE 12—SEGMENT INFORMATION

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 12—SEGMENT INFORMATION (Continued)

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Interval
Revenue	$345,967	$346,919	$318,370
Cost of sales	80,703	85,105	72,302

Gross profit	265,264	261,814	246,068
Selling and marketing expense	49,120	47,883	44,228
General and administrative expense	82,674	77,347	67,565
Amortization expense	21,017	20,960	23,994
Depreciation expense	9,057	8,592	7,852

Segment operating income	$103,396	$107,032	$102,429

	Year Ended December 31,
	2009	2008	2007
Aston
Revenue	$59,019	$68,879	$45,798
Cost of sales	46,703	50,970	33,322

Gross profit	12,316	17,909	12,476
Selling and marketing expense	2,909	3,580	2,034
General and administrative expense	5,219	5,127	2,857
Goodwill impairment	—	34,254	—
Amortization expense	4,944	4,946	2,885
Depreciation expense	794	743	563

Segment operating income (loss)	$(1,550)	$(30,741)	$4,137

Consolidated
Revenue	$404,986	$415,798	$364,168
Cost of sales	127,406	136,075	105,624

Gross profit	277,580	279,723	258,544
Direct segment operating expenses	175,734	203,432	151,978

Operating income	$101,846	$76,291	$106,566

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 12—SEGMENT INFORMATION (Continued)

        Selected financial information by reporting segment is presented below (in thousands):

	December 31,
	2009	2008
Total assets:
Interval	$882,777	$857,940
Aston	75,804	79,268

Total	$958,581	$937,208

        ILG maintains operations in the United States and other international territories, primarily the United Kingdom. Geographic information on revenue, which is based on sourcing, and long-lived assets, which are based on physical location, is presented below (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue:
United States	$340,420	$347,699	$305,896
All other countries	64,566	68,099	58,272

Total	$404,986	$415,798	$364,168

	December 31,
	2009	2008
Long-lived assets (excluding goodwill and intangible assets):
United States	$43,156	$37,886
All other countries	1,244	1,203

Total	$44,400	$39,089

NOTE 13—COMMITMENTS AND CONTINGENCIES

        In the ordinary course of business, ILG is a party to various legal proceedings. ILG establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. ILG does not establish reserves for identified legal matters when ILG believes that the likelihood of an unfavorable outcome is not probable. Although management currently believes that an unfavorable resolution of claims against ILG, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of ILG, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. ILG also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 11 for a discussion of income tax contingencies.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

Lease Commitments

        ILG leases office space, computers and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. We account for leases under ASC Topic 840, "Leases" ("ASC 840").

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2010	$10,834
2011	9,193
2012	8,200
2013	7,273
2014	6,810
Thereafter through 2020	26,730

Total	$69,040

        Expense charged to operations under these agreements was $9.6 million, $9.8 million and $9.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

        ILG has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under letters of credit extended or under guarantees of debt, as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Guarantees, surety bonds, and letters of credit	$29,166	$12,581	$7,374	$3,392	$5,819
Purchase obligations	16,645	9,251	5,309	1,634	451

Total commercial commitments	$45,811	$21,832	$12,683	$5,026	$6,270

        At December 31, 2009, total guarantees, surety bonds and letters of credit total $29.2 million, with the highest annual amount of $12.6 million occurring in year one. Guarantees represent $26.4 million of this total and primarily relate to Aston's property management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to each other. In addition, certain of Aston's property management agreements provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and Aston either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, amounts as of December 31, 2009 are not expected to be

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

significant, individually or in the aggregate. The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits.

European Union Value Added Tax Matter

        During the fourth quarter 2009, ILG recorded an incremental $2.3 million accrual related to Value Added Tax ("VAT") in Europe. This accrual was made based on a judgment issued by the European Court of Justice against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and alters the manner in which Interval will account for VAT on its revenues as well as to which EU country VAT is owed. As of December 31, 2009, ILG had a $3.7 million accrual related to this matter. Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $3.7 million up to approximately $7.0 million. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties. ILG believes that the $3.7 million recorded at December 31, 2009, is the best estimate of our probable future obligation for the settlement of these VAT liabilities.

NOTE 14—VENEZUELA OPERATIONS

        We conduct business in Venezuela where currency restrictions exist limiting our ability to immediately access cash through repatriations at the government's official exchange rate. Our access to these funds remains available for use within this jurisdiction and is not restricted.

        During 2009, the process of exchanging Venezuelan bolivars to U.S. dollars became increasingly challenging as the government's approval process significantly slowed and became more rigorous. Due to the currency restrictions, a "parallel" market exists whereby entities can exchange Venezuelan bolivars into U.S. dollars through a series of market transactions at a specified, and less favorable, parallel market rate.

        In prior periods, we were able to repatriate dividends and certain fees pursuant to intercompany contracts approved by the relevant Venezuelan government authorities at the official exchange rate. However, during the fourth quarter 2009, we received notice that the re-approval of these intercompany contracts was denied. We now do not anticipate repatriating previously requested dividends yet pending approval or un-requested dividends, through the country's official exchange process and instead view the parallel exchange market as the more practical method by which to repatriate U.S. dollars. Consequently, at December 31, 2009, we determined the parallel market rate was the appropriate rate to use for translating the financial statements of our Venezuelan entity for purposes of consolidation based on the current facts and circumstances of operating in Venezuela. As of December 31, 2009, we had $6.2 million of U.S. dollar equivalent cash in our Venezuelan entity using the official rate. Effective with our change to the parallel market rate at December 31, 2009, we had $2.2 million of U.S. dollar equivalent cash in our Venezuelan entity. The change to the parallel rate resulted in a net $3.8 million charge, before tax, recorded in the cumulative translation adjustment component of other comprehensive income within stockholders' equity of which $3.9 million relates specifically to the translation of cash. As of December 31, 2009, we had $3.1 million of after tax unrealized loss in other comprehensive income within stockholders' equity pertaining to our Venezuela entity until such time we sell or liquidate our investment.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 14—VENEZUELA OPERATIONS (Continued)

        Additionally, effective January 1, 2010, Venezuela is considered to be highly inflationary. Under U.S. GAAP, an economy is considered to be highly inflationary when the three-year cumulative rate of inflation meets or exceeds 100%. Under the highly inflationary basis of accounting, the financial statements of our Venezuelan entity will be remeasured as if its functional currency were the reporting currency (U.S dollars), with remeasurement gains and losses recognized in earnings, rather than in the cumulative translation adjustment component of other comprehensive income within our stockholders' equity. Consequently, because we have decided to adopt the parallel market rate, which is subject to market fluctuation, and because our Venezuelan entity operates in a highly inflationary economy, future remeasurements could increase the volatility of our results of operations. We are currently evaluating our options regarding our operations in Venezuela, including closure of the office, to address these aforementioned considerations and the increasing challenges of physically operating in Venezuela.

        Effective January 11, 2010, the official exchange rate was devalued from 2.15 to 4.30 bolivars to the U.S. dollar. At the date of the devaluation, the parallel rate changed from 6.25 to 6.48 bolivars to the U.S. dollar. Because of our change to the parallel market rate, the official exchange rate devaluation had no impact to our consolidated financials statements.

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Non-cash investing and financing activities:
Issuance of 9.5% Interval Senior Notes, net of original issue discount of $23.5 million	$—	$276,500	$—
Non-cash dividend to IAC	—	(276,500)	—
Extinguishment of receivable from IAC in connection with spin-off	—	496,019	—
Cash paid during the period for:
Interest, net of amounts capitalized	33,869	2,519	55
Income taxes, net of refunds, including amounts paid in 2008 and 2007 to IAC for ILG's share of IAC's consolidated tax liability	23,834	53,428	47,864

NOTE 16—RELATED PARTY TRANSACTIONS

        Effective upon the completion of the spin-off, IAC ceased to be a related party to ILG. Prior to the spin-off, ILG paid a dividend in cash and Interval Senior Notes to IAC of $365.9 million and the receivable from IAC totaling $496.0 million was extinguished by recording a non-cash distribution to IAC, as reflected in our consolidated statement of stockholders' equity.

        Through August 20, 2008 (the effective date of the spin-off), ILG's expenses included allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These allocations were based on the ratio of ILG's revenue as a percentage of IAC's total revenue. Allocated costs were $0.5 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively, and are included in "General and Administrative Expenses" in our consolidated statements of income. The expense allocations from IAC ceased after

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 16—RELATED PARTY TRANSACTIONS (Continued)

the spin-off on August 20, 2008. It is not practicable to determine the actual expenses that would have been incurred for these services had ILG operated as a stand-alone entity. In the opinion of management, the allocation method is reasonable.

        The portion of interest income reflected in the consolidated statements of income that is intercompany in nature, was $8.2 million and $7.7 million for the years ended December 31, 2008 and 2007, respectively. This intercompany interest related to the receivables from IAC and ceased upon the spin-off on August 20, 2008.

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

        Aggregate revenue earned by ILG with respect to these commercial agreements with IAC subsidiaries was not material in 2009, 2008 and 2007. ILG incurred approximately $0.3 million, $1.5 million and $2.3 million in 2009, 2008 and 2007, respectively, in expenses related to these commercial agreements with IAC subsidiaries.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 16—RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 17—QUARTERLY RESULTS (UNAUDITED)

        Revenue at ILG is influenced by the seasonal nature of travel. Interval recognizes exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. Aston recognizes revenue

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 17—QUARTERLY RESULTS (UNAUDITED) (Continued)

based on occupancy, with the first and third quarters generally generating higher revenue and the second and fourth quarters generally generating lower revenue.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except for share data)
2009
Revenue (as reported)	$111,241	$98,801	$97,321	$—
Restatement(1)	1,685	1,768	436	—

Revenue (as restated)	$112,926	$100,569	$97,757	$93,734
Gross profit	79,151	68,284	67,533	62,612
Operating income	35,969	25,442	23,069	17,366
Net income	16,834	8,604	8,139	4,636
Earnings per share attributable to common stockholders:
Basic(2)	0.30	0.15	0.14	0.08
Diluted(2)	0.30	0.15	0.14	0.08
2008
Revenue (as reported)	$115,937	$103,184	$101,650	$89,898
Restatement(1)	1,431	1,747	405	1,546

Revenue (as restated)	$117,368	$104,931	$102,055	$91,444
Gross profit	79,856	69,446	69,333	61,088
Operating income (loss)(3)	38,964	26,346	23,837	(12,856)
Net income (loss)(3)	24,808	19,492	12,518	(11,554)
Earnings (loss) per share attributable to common stockholders:
Basic(2)	0.44	0.35	0.22	(0.21)
Diluted(2)	0.44	0.35	0.22	(0.21)

(1)
Refer to Note 1 of the consolidated financial statements included in this Annual Report for a discussion on the restatement of Aston pass-through revenue.

(2)
For the quarters ended September 30 and December 31, 2008, basic weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire year prior to the spin-off plus the weighted average of such shares outstanding following the spin-off date. For the quarters ended March 31 and June 30, 2008, basic and diluted weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period. Per share amounts for the quarters may not add to the annual amount because of rounding and differences in the average common shares outstanding during each period.

(3)
For the quarter ended December 31, 2008, our results of operations included a goodwill impairment charge of $34.3 million, as discussed in Note 4.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 18—SUPPLEMENTAL GUARANTOR INFORMATION

        The Interval Senior Notes are guaranteed by ILG and the domestic subsidiaries of the Issuer. These guarantees are full and unconditional and joint and several.

        The following tables present condensed consolidating financial information as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 for ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined guarantor subsidiaries of ILG (collectively, the "Guarantor Subsidiaries"), the combined non-guarantor subsidiaries of ILG (collectively, the "Non-Guarantor Subsidiaries") and ILG on a consolidated basis (in thousands). ILG was incorporated in May 2008 and became the parent company of the Issuer in August 2008. Therefore, results of operations of ILG are included in the 2009 and 2008 periods only.

Balance Sheet as of December 31, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$52	$70	$171,590	$75,036	$—	$246,748
Property and equipment, net	859	—	42,297	1,244	—	44,400
Goodwill and intangible assets, net	—	326,837	292,354	—	—	619,191
Investment in subsidiaries	175,495	731,994	40,675	—	(948,164)	—
Other assets	—	6,824	31,345	10,073	—	48,242

Total assets	$176,406	$1,065,725	$578,261	$86,353	$(948,164)	$958,581

Current liabilities	$162	$9,921	$139,905	$24,299	$—	$174,287
Other liabilities	—	392,172	197,244	18,080	—	607,496
Intercompany liabilities (receivables) / equity	(132)	488,137	(491,304)	3,299	—	—
Redeemable noncontrolling interest			422			422
Stockholders' equity	176,376	175,495	731,994	40,675	(948,164)	176,376

Total liabilities and equity	$176,406	$1,065,725	$578,261	$86,353	$(948,164)	$958,581

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 18—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Balance Sheet as of December 31, 2008	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$10	$236	$134,514	$72,461	$—	$207,221
Property and equipment, net	1,090	—	36,797	1,202	—	39,089
Goodwill and intangible assets, net	—	342,175	302,705	—	—	644,880
Investment in subsidiaries	127,421	638,411	34,988	—	(800,820)	—
Other assets	—	9,262	28,264	8,492	—	46,018

Total assets	$128,521	$990,084	$537,268	$82,155	$(800,820)	$937,208

Current liabilities	$1,173	$24,817	$149,011	$22,443	$—	$197,444
Other liabilities	—	410,807	185,271	14,121	—	610,199
Intercompany liabilities (receivables) / equity	(1,791)	427,039	(435,851)	10,603	—	—
Redeemable noncontrolling interest	—	—	426	—	—	426
Stockholders' equity	129,139	127,421	638,411	34,988	(800,820)	129,139

Total liabilities and equity	$128,521	$990,084	$537,268	$82,155	$(800,820)	$937,208

Statement of Income for the Year Ended December 31, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$357,116	$47,870	$—	$404,986
Operating expenses	(2,619)	(21,037)	(241,337)	(37,147)	—	(303,140)
Interest income (expense), net	—	(37,470)	387	754	—	(36,329)
Other income (expense), net	39,806	75,388	6,210	(1,310)	(121,344)	(1,250)
Income tax benefit (provision)	1,026	22,925	(46,992)	(3,017)	—	(26,058)

Net income	38,213	39,806	75,384	6,150	(121,344)	38,209
Net loss attributable to noncontrolling interest	—	—	4	—	—	4

Net income (loss) attributable to common stockholders	$38,213	$39,806	$75,388	$6,150	$(121,344)	$38,213

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 18—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Year Ended December 31, 2008	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$363,717	$52,081	$—	$415,798
Operating expenses	(861)	(20,979)	(277,627)	(40,040)	—	(339,507)
Interest income (expense), net	—	(7,445)	251	2,875	—	(4,319)
Other income (expense), net	45,789	63,118	13,005	4,082	(121,972)	4,022
Income tax benefit (provision)	336	11,095	(36,314)	(5,933)	—	(30,816)

Net income	45,264	45,789	63,032	13,065	(121,972)	45,178
Net loss attributable to noncontrolling interest	—	—	86	—	—	86

Net income attributable to common stockholders	$45,264	$45,789	$63,118	$13,065	$(121,972)	$45,264

Statement of Income for the Year Ended December 31, 2007	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$317,082	$47,086	$—	$364,168
Operating expenses	(23,994)	(197,310)	(36,298)	—	(257,602)
Interest income, net	7,355	428	2,357	—	10,140
Other income (expense), net	81,276	8,322	(1,280)	(88,924)	(606)
Income tax benefit (provision)	6,419	(47,234)	(4,217)	—	(45,032)

Net income	71,056	81,288	7,648	(88,924)	71,068
Net income attributable to noncontrolling interest	—	(12)	—	—	(12)

Net income attributable to common stockholders	$71,056	$81,276	$7,648	$(88,924)	$71,056

Statement of Cash Flows for the Year Ended December 31, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(873)	$(9,497)	$92,509	$5,209	$87,348
Cash flows provided by (used in) investing activities	1,302	43,061	(58,465)	326	(13,776)
Cash flows used in financing activities	(429)	(33,564)	(692)	—	(34,685)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	850	850
Cash and cash equivalents at beginning of period	—	—	58,913	61,364	120,277

Cash and cash equivalents at end of period	$—	$—	$92,265	$67,749	$160,014

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

NOTE 18—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2009, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their attestation report, included herein.

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

Limitation on Controls

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The inherent limitations of these systems include the realities that judgments in decision-making may be flawed and that breakdowns may occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Interval Leisure Group, Inc.

        We have audited Interval Leisure Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Interval Leisure Group, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Interval Leisure Group, Inc. and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interval Leisure Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Certified Public Accountants

Miami, Florida
March 11, 2010

Item 9B.    Other Information.

        None.

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to ILG's definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Stockholders, or the 2010 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to directors of ILG and the compliance of our directors and executive officers with Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2010 Proxy Statement and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the section entitled "Corporate Governance" in the 2010 Proxy Statement and is incorporated herein by reference. We have included information regarding our executive officers and our Code of Ethics below.

Item 11.    Executive Compensation.

        The information required by Item 402 of Regulation S-K is set forth in the sections entitled "Executive Compensation," "Compensation Discussion and Analysis" and "Director Compensation" in the 2010 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K is set forth in the sections entitled: "Committees of the Board of Directors," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," respectively, in the 2010 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information regarding ownership of ILG common stock, and securities authorized for issuance under ILG's equity compensation plans, is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2010 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information regarding certain relationships and related transactions with ILG and director independence is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2010 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information regarding the fees and services of ILG's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to ILG by such firm is set forth in the section entitled "Independent Registered Public Accountants' Fees" in the 2010 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

        The following information about ILG's executive officers is as of March 1, 2010.

        Craig M. Nash, age 56, has served as President and Chief Executive Officer of ILG since May 2008 and as Chairman of the Board of ILG since August 2008 and has served as President of Interval since August 1989 and Chief Executive Officer of Interval since March 1998. Prior to assuming this role, Mr. Nash served in a series of increasingly significant roles with Interval, including as General Counsel and Vice President of Regulatory Affairs. Mr. Nash joined Interval in 1982. Mr. Nash also provides management oversight to the Aston businesses. Mr. Nash serves on the Board of Directors of the American Resort Development Association and is also a member of its Executive Committee.

        Jeanette E. Marbert, age 53, has served as Chief Operating Officer of ILG since August 2008 and as Executive Vice President since June 2009. She has served in such capacity for Interval since June 1999. Prior to her tenure as Chief Operating Officer, Ms. Marbert served as General Counsel of Interval from 1994 to 1999. Ms. Marbert joined Interval in 1984. Ms. Marbert also provides oversight to the Aston businesses.

        William L. Harvey, age 53, has served as Chief Financial Officer of ILG since August 2008 and as Executive Vice President since June 2009. Prior to joining ILG in June 2008, Mr. Harvey served as the chief financial officer for TrialGraphix, Inc., a Miami-based litigation support firm from August 2006 through November 2007. Between June 2003 and July 2006, Mr. Harvey served as a Vice President at LNR Property Corporation, a Miami-based diversified real estate and finance company, managing various financial and accounting units. From September 1992 through February 2003, Mr. Harvey served as the Executive Vice President and Chief Financial Officer of Pan Am International Flight Academy, Inc., a private provider of flight training services. Mr. Harvey is a registered CPA who began his professional career at Deloitte & Touche and was a partner in their Miami office prior to September 1992. Mr. Harvey is a member of the Board of Directors of Summit Financial Services Group, Inc. Mr. Harvey also provides management oversight to the Aston businesses.

        Victoria J. Kincke, age 54, has served as Secretary of ILG since May 2008 and as Senior Vice President and General Counsel of ILG since August 2008 and has served as Senior Vice President and General Counsel of Interval since May 2005. Prior to this time, Ms. Kincke served as General Counsel of Interval from July 1999. Ms. Kincke joined Interval in 1997. Ms. Kincke also provides management oversight to the Aston businesses.

        John A. Galea, age 54, has served as Chief Accounting Officer of ILG since August 2008 and as Senior Vice President and Treasurer since June 2009. He has served as Chief Financial Officer for Interval since October 2006. Prior to his tenure as Chief Financial Officer, Mr. Galea served as Interval's Vice President of Accounting and Corporate Controller since 2000. Mr. Galea also provides management oversight to the Aston businesses.

        Marie A. Lee, age 54, has served as Chief Information Officer of ILG since August 2008 and as Senior Vice President since June 2009. Since May 2005, she has served as Chief Information Officer and Senior Vice President, U.S. Operations of Interval. Prior to this time, Ms. Lee served as Chief Information Officer of Interval from January 2004 and Senior Vice President, Information Technology of Interval from May 2000 to December 2003.

Code of Ethics.

        Our code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers (including ILG's CFO, CAO and Controller) and directors, is posted on the Corporate Governance section of our website at www.iilg.com. The code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The NASDAQ Stock Market. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for ILG's executive officers, directors or senior financial officers, will also be disclosed on ILG's website.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this Report:

(1)
Consolidated Financial Statements of ILG

      Report of Independent Registered Public Accounting Firm.

      Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.

      Consolidated Balance Sheets as of December 31, 2009 and 2008.

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007.

      Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2010.

INTERVAL LEISURE GROUP, INC.
By:	/s/ CRAIG M. NASH Craig M. Nash Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG M. NASH Craig M. Nash	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2010
/s/ WILLIAM L. HARVEY William L. Harvey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2010
/s/ JOHN A. GALEA John A. Galea	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2010
/s/ GREGORY R. BLATT Gregory R. Blatt	Director	March 11, 2010
/s/ DAVID FLOWERS David Flowers	Director	March 11, 2010
/s/ GARY S. HOWARD Gary S. Howard	Director	March 11, 2010
/s/ LEWIS J. KORMAN Lewis J. Korman	Director	March 11, 2010

Signature	Title	Date

/s/ THOMAS J. KUHN Thomas J. Kuhn	Director	March 11, 2010
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Director	March 11, 2010
/s/ THOMAS P. MURPHY, JR. Thomas P. Murphy, Jr.	Director	March 11, 2010
/s/ AVY H. STEIN Avy H. Stein	Director	March 11, 2010

INDEX TO EXHIBITS

Exhibit	Description
2.1	Form of Separation and Distribution Agreement by and among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp(1)
2.2	Stock Purchase Agreement among Interval Acquisition Corp., Vacation Holdings Hawaii, Inc., as Purchasers, and Gaylord Entertainment Company and ResortQuest International, Inc., as Sellers, dated as of April 18, 2007(2)
3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.(1)
3.2	Amended and Restated By-laws of Interval Leisure Group, Inc.(1)
3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(11)
4.1	Rights Agreement dated as of June 10, 2009, between Interval Leisure Group, Inc. and the Bank of New York Mellon, as Rights Agent, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C(9)
4.2	Indenture, dated as of August 19, 2008, by and among Interval Acquisition Corp., the Guarantors identified therein and the Bank of New York Mellon, as Trustee(1)
4.3	First Supplemental Indenture, dated as of August 20, 2008, among Interval Acquisition Corp., the Guarantors identified therein (including Interval Leisure Group, Inc.) and the Bank of New York Mellon, as Trustee(1)
10.1	Tax Sharing Agreement among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp(1)
10.2	Transition Services Agreement among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp(1)
10.3	Employee Matters Agreement among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp(1)
10.4	Spinco Agreement, dated as of May 13, 2008, between IAC/InterActiveCorp, Liberty Media Corporation, LMC Silver King, Inc., Liberty HSN II, Inc., LMC USA VIII, Inc., LMC USA IX, Inc., LMC USA XI, Inc., LMC USA XII, Inc., LMC USA XIII, Inc., LMC USA XIV, Inc., LMC USA XV, Inc., Liberty Tweety, Inc., BDTV Inc., BDTV II Inc., BDTV III Inc., BDTV IV Inc. and Barry Diller(3)
10.5	Employment Agreement between Interval Leisure Group, Inc. and Craig M. Nash, dated as of July 31, 2008†(2)
10.6	Employment Agreement between Interval Leisure Group, Inc. and Jeanette E. Marbert, dated as of July 31, 2008†(2)
10.7	Severance Agreement between Interval Acquisition Corp. and John A. Galea, dated as of July 31, 2008†(2)
10.8	Severance Agreement between Interval Acquisition Corp. and Marie A. Lee, dated as of September 1, 2007†(2)
10.9	Severance Agreement between Interval Acquisition Corp. and Victoria J. Kincke, dated as of July 31, 2008†(2)
10.10	Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan, as amended†(7)
10.11	Lease Agreement between Interval International, Inc., as Lessee, and Frank Guilford, Jr., effective November 1, 1999, as amended(2)
10.12	Deferred Compensation Plan for Non-Employee Directors†(2)
10.13	Credit Agreement among Interval Acquisition Corp, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, The Lenders Party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, dated as of July 25, 2008(2)

Exhibit		Description
10.14		Notes Exchange and Consent Agreement among IAC/InterActiveCorp, as Issuer, USANi LLC, as Guarantor, and The Bank of New York, as Trustee, dated as of July 17, 2008(4)
10.15		Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, among IAC/InterActiveCorp, Interval Leisure Group, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC(1)
10.16		Registration Rights Agreement, dated as of August 20, 2008, among Interval Leisure Group, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC(1)
10.17		Registration Rights Agreement, dated as of August 20, 2008, by and among Interval Acquisition Corp., the Guarantors identified therein (including Interval Leisure Group, Inc.) and the Exchanging Noteholders identified therein(1)
10.18		Employment Agreement between Interval Leisure Group, Inc. and William L. Harvey, dated as of August 25, 2008†(1)
10.19		Form of Restricted Stock Unit Agreement under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plans(5)
10.20		Form of Amendment to Employment Agreement between the Registrant and each of Craig M. Nash, Jeanette E. Marbert and William L. Harvey†(6)
10.21		Form of Terms and Conditions of Annual Vesting Restricted Stock Units under the Interval Leisure Group, Inc 2008 Stock and Annual Incentive Plan†(8)
10.22		Form of Terms and Conditions of Cliff Performance Restricted Stock Units under the Interval Leisure Group, Inc 2008 Stock and Annual Incentive Plan†(8)
10.23		Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Craig M. Nash†(10)
10.24		Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Jeanette E. Marbert†(10)
10.25		Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and William L. Harvey†(10)
21.1	*	Subsidiaries of Interval Leisure Group, Inc.
23.1	*	Consent of Ernst & Young LLP
31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.3	*	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.3	**	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

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

(5)
Incorporated herein by reference to Interval Leisure Group, Inc.'s Quarterly Report on Form 10-Q filed on November 18, 2008.

(6)
Incorporated herein by reference to Interval Leisure Group, Inc.'s Current Report on Form 8-K filed on January 5, 2009.

(7)
Incorporated herein by reference to Interval Leisure Group, Inc.'s Annual Report on Form 10-K filed on March 30, 2009.

(8)
Incorporated herein by reference to Interval Leisure Group, Inc.'s Quarterly Report on Form 10-Q filed on May 14, 2009.

(9)
Incorporated herein by reference to Interval Leisure Group, Inc.'s Current Report on Form 8-K filed on June 11, 2009.

(10)
Incorporated herein by reference to Interval Leisure Group, Inc.'s Current Report on Form 8-K filed on June 19, 2009.

(11)
Incorporated herein by reference to Interval Leisure Group, Inc.'s Quarterly Report on Form 10-Q filed on August 11, 2009.

Schedule II

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts	Deductions(1)	Balance at End of Period
	(In thousands)
2009
Allowance for doubtful accounts	$301	$156	$16	$(42)	$431
Deferred tax valuation allowance	678	1	—	—	679
2008
Allowance for doubtful accounts	$352	$77	$(47)	$(81)	$301
Deferred tax valuation allowance	679	3	(4)	—	678
2007
Allowance for doubtful accounts	$255	$(95)	$200	$(8)	$352
Deferred tax valuation allowance	714	45	(80)	—	679

(1)
Write-off of uncollectible accounts receivable.