Form 10-Q
period 2010-03-31
Interval Leisure Group, Inc.
filed 2010-05-07
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 6, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
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

        As of May 3, 2010, 56,877,276 shares of the registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue	$113,838	$112,926
Cost of sales	34,181	33,775

Gross profit	79,657	79,151
Selling and marketing expense	13,531	13,118
General and administrative expense	22,290	21,425
Amortization expense of intangibles	6,575	6,476
Depreciation expense	2,448	2,163

Operating income	34,813	35,969
Other income (expense):
Interest income	78	389
Interest expense	(9,014)	(9,465)
Other income (expense), net	(734)	1,410

Total other expense, net	(9,670)	(7,666)

Earnings before income taxes and noncontrolling interest	25,143	28,303
Income tax provision	(9,730)	(11,467)

Net income	15,413	16,836
Net income attributable to noncontrolling interest	—	(2)

Net income attributable to common stockholders	$15,413	$16,834

Earnings per share attributable to common stockholders:
Basic	$0.27	$0.30
Diluted	$0.27	$0.30
Weighted average number of common stock outstanding:
Basic	56,627	56,331
Diluted	57,436	56,571

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$177,085	$160,014
Restricted cash and cash equivalents	4,641	5,243
Accounts receivable, net of allowance of $230 and $431, respectively	37,370	24,219
Deferred income taxes	20,144	20,052
Deferred membership costs	14,707	14,433
Prepaid income taxes	—	5,221
Prepaid expenses and other current assets	21,529	17,566

Total current assets	275,476	246,748
Property and equipment, net	45,535	44,400
Goodwill	479,867	479,867
Intangible assets, net	132,749	139,324
Deferred membership costs	21,184	21,411
Deferred income taxes	5,820	6,162
Other non-current assets	27,277	20,669

TOTAL ASSETS	$987,908	$958,581

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$15,162	$11,672
Deferred revenue	108,319	96,541
Income taxes payable	2,592	—
Interest payable	2,623	9,748
Accrued compensation and benefits	12,126	15,283
Member deposits	9,944	9,521
Accrued expenses and other current liabilities	36,044	31,522

Total current liabilities	186,810	174,287
Long-term debt, net of current portion	385,840	395,290
Other long-term liabilities	11,133	1,746
Deferred revenue	134,748	134,236
Deferred income taxes	76,735	76,224

Total liabilities	795,266	781,783

Redeemable noncontrolling interest	422	422
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock, none issued and outstanding	—	—
Common stock $.01 par value; authorized 300,000,000 shares, 56,870,037 and 56,543,016 issued and outstanding shares, respectively	569	565
Additional paid-in capital	156,993	156,260
Retained earnings	45,200	29,787
Accumulated other comprehensive loss	(10,542)	(10,236)

Total stockholders' equity	192,220	176,376

TOTAL LIABILITIES AND EQUITY	$987,908	$958,581

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

		Common Stock				Accumulated Other Comprehensive Loss
	Total Stockholders' Equity			Additional Paid-in Capital	Retained Earnings
		Amount	Shares
	(In thousands, except share data)
Balance as of December 31, 2009	$176,376	$565	56,543,016	$156,260	$29,787	$(10,236)
Comprehensive income:
Net income attributable to common stockholders	15,413	—	—	—	15,413	—
Foreign currency translation losses	(306)	—	—	—	—	(306)

Comprehensive income	15,107
Non-cash compensation expense	2,494	—	—	2,494	—	—
Issuance of common stock upon exercise of stock options	173	—	23,113	173	—	—
Release of common stock in escrow upon exercise of IAC warrants	249	—	—	249	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(2,155)	4	303,908	(2,159)	—	—
Deferred stock compensation expense	(24)	—	—	(24)	—	—

Balance as of March 31, 2010	$192,220	$569	56,870,037	$156,993	$45,200	$(10,542)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$15,413	$16,836
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	6,575	6,476
Amortization of debt issuance costs	666	697
Depreciation expense	2,448	2,163
Accretion of original issue discount	550	484
Non-cash compensation expense	2,494	1,945
Deferred income taxes	448	9,480
Excess tax benefits from stock-based awards	(921)	—
Changes in assets and liabilities:
Accounts receivable	(13,319)	(14,816)
Prepaid expenses and other current assets	(676)	187
Accounts payable and other current liabilities	(4,883)	(4,977)
Income taxes payable	7,954	(15,803)
Deferred revenue	13,662	13,650
Other, net	2,125	(2,667)

Net cash provided by operating activities	32,536	13,655

Cash flows from investing activities:
Changes in restricted cash	204	—
Capital expenditures	(3,616)	(3,669)

Net cash used in investing activities	(3,412)	(3,669)

Cash flows from financing activities:
Principal payments on term loan	(10,000)	(7,500)
Proceeds from the exercise of stock options	173	5
Proceeds from the exercise of warrants	249	—
Vesting of restricted stock units, net of withholding taxes	(1,723)	(79)
Excess tax benefits from stock-based awards	921	—
Release of deferred restricted stock units, net of withholding taxes	—	(431)

Net cash used in financing activities	(10,380)	(8,005)

Effect of exchange rate changes on cash and cash equivalents	(1,673)	(2,880)

Net increase (decrease) in cash and cash equivalents	17,071	(899)
Cash and cash equivalents at beginning of period	160,014	120,277

Cash and cash equivalents at end of period	$177,085	$119,378

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$15,116	$16,952
Income taxes, net of refunds	$1,328	$17,791

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

March 31, 2010

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Company Overview

        Interval Leisure Group, Inc. ("ILG") is a leading global provider of membership and leisure services to the vacation industry. We operate in two business segments: Interval and Aston. Our principal business, Interval, offers travel and leisure related products and services to owners of vacation interests and others enrolled in various membership programs, as well as related services to its resort developer clients. Aston, our other business segment, was acquired in May 2007 and provides hotel and resort management and vacation rental services to both vacationers and vacation property owners principally in Hawaii.

        ILG was incorporated as a Delaware corporation in May 2008 in connection with a plan by IAC/InterActiveCorp ("IAC") to separate into five publicly traded companies, referred to as the "spin-off." In connection with the spin-off, we entered into an indenture pursuant to which we issued $300.0 million of senior unsecured notes due 2016 and entered into a senior secured credit facility with a maturity in 2013, including a term loan in the original principal amount of $150.0 million and a $50.0 million revolving credit facility.

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of ILG's management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with ILG's audited consolidated financial statements and notes thereto for the year ended December 31, 2009.

Restatement

        In our consolidated statements of income, a restatement has been made to the period ended March 31, 2009. This restatement represents the correction of a prior period accounting error related to the pass-through revenue of our Aston reporting unit. Pass-through revenue represents the compensation and other employee-related costs directly associated with Aston's management of the properties that are included in both revenue and cost of sales and that are passed on to the property owners without mark-up. The error resulted from the exclusion of certain employee-related costs being paid to third parties which otherwise should be included in pass-through revenue. The exclusion of these employee-related costs had no impact on our previously issued consolidated balance sheets, operating income, net income or per share amounts. This restatement only affects the presentation of our pass-through revenue and related cost of sales in our consolidated statements of income. The table

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

below summarizes, for the periods presented, the effect of this restatement to revenue and cost of sales previously reported (in thousands).

Three Months Ended March 31, 2009
Increase in revenue	$1,685
Increase in cost of sales	1,685

        We have considered the guidance in Accounting Standard Codification ("ASC") Topic 250, "Accounting Changes and Error Corrections" ("ASC 250"), ASC Topic 270 "Interim Financial Reporting," ASC Topic 250-S99-1, "Assessing Materiality" and ASC Topic 250-S99-2, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," in evaluating whether restating previously issued consolidated financial statements to reflect the correction of this error is required. ASC 250 requires an adjustment to financial statements for each individual prior period presented to reflect the correction of the period-specific effects of the error if the error is material. Based on our evaluation of quantitative and qualitative factors, we believe the identified misstatement is immaterial to ILG's consolidated financial statements and to the presentation of our Aston reporting unit as we considered it unlikely that the judgment of a reasonable person relying on the report for purposes of analyzing either consolidated or Aston segment information would have been changed or influenced by this prior period accounting error given the nature of pass-through revenue. Regardless, we have restated previously issued financial information herein to reflect the correction of this error.

        The table below summarizes the effect of the restatement, for the period presented, on previously reported consolidated financial statements (in thousands).

	Three Months Ended March 31, 2009
	As Previously Reported	Restatement	As Restated
Revenue	$111,241	$1,685	$112,926
Cost of sales	32,090	1,685	33,775

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no significant changes in our significant accounting policies for the three months ended March 31, 2010.

Accounting Estimates

        ILG's management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with U.S. GAAP. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is anti-dilutive. The computations of diluted earnings per share available to common stockholders for the three months ended March 31, 2010 does not include approximately 1.5 million stock options and restricted stock units ("RSUs"), as the effect of their inclusion would have been anti-dilutive to earnings per share.

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Basic weighted average shares of common stock outstanding	56,627	56,331
Net effect of common stock equivalents assumed to be vested related to RSUs	749	218
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	60	22

Diluted weighted average shares of common stock outstanding	57,436	56,571

Recent Accounting Pronouncements

        With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of significance, or potential significance to ILG.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2009-13, "Multiple-Deliverable Revenue Arrangements," (amendments to ASC Topic 605, "Revenue Recognition") ("ASU 2009-13"). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25. The revised guidance modifies the criteria for recognizing revenue in multiple element arrangements and expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.

Adopted Accounting Pronouncements

        In January 2010, the FASB issued ASU2010-06, "Improving Disclosures About Fair Value Measurements," (amendments to ASC Topic 820, "Fair Value Measurements and Disclosures") which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We adopted this guidance as of January 1, 2010. The adoption did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

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

        On October 1, 2009, we performed our required annual impairment test by reviewing the carrying value of goodwill and indefinite-lived intangible assets of each of our reporting units. We performed the first step of the two step impairment test on both our Interval and Aston reporting units and concluded that Interval's fair value significantly exceeded its carrying value, however, the carrying value of our Aston reporting unit exceeded its fair value by 6%. Consequently, we performed the second step of the impairment test for the Aston reporting unit to measure the amount of any impairment loss. The resulting analysis concluded Aston's implied fair value of goodwill exceeded the carrying value of goodwill and, therefore, no impairment loss was recorded. The excess in the implied fair value of

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

goodwill over its carrying value is attributable to declines in the fair value of other assets or group of assets.

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

Interim Goodwill Impairment Test

        During the first quarter, we determined the Aston reporting unit's actual performance was negatively tracking the fair value assumptions used in our annual goodwill impairment test as of October 1, 2009, as evidenced by notable declines in RevPAR relative to the prior projections. Based on this, we concluded that indicators of impairment were present and could result in a reduction in the fair value of our Aston reporting unit below its carrying amount. There were no indicators of impairment pertaining to our Interval reporting unit.

        Consequently, we performed an interim impairment test for our Aston reporting unit as of March 31, 2010. The first step of the two step impairment test concluded that the carrying value of our Aston reporting unit exceeded its fair value by approximately 5%. As a result, we performed the second step of the impairment test to measure the amount of any impairment loss, which concluded that Aston's implied fair value of goodwill exceeded the carrying value of goodwill by a marginal amount and, therefore, no impairment loss was recorded. The excess of the implied fair value of goodwill over its carrying value, computed in the second step, was primarily attributable to net declines in the fair value of an asset group consisting of Aston's property management contracts and wholesaler agreements definite-lived intangible assets, certain real estate assets owned by Aston and used in the purveyance of revenue generating services pursuant to the aforementioned property management contracts and wholesaler agreements, and Aston's tradename definite-lived intangible asset. As a result of the decline in fair value of these long-lived assets, we performed a recoverability test pursuant to ASC Topic 360, "Property Plant and Equipment," ("ASC 360") as subsequently discussed in the Recoverability of Long-Lived Assets section below.

        As previously discussed in our 2009 Annual Report on Form 10-K, we used the average of an income approach and a market comparison approach to calculate the fair value of our reporting units. In our March 31, 2010 interim impairment test of our Aston reporting unit, we continued to equally weigh the income approach and market comparison approach but also included in our valuation a comparable market transaction, weighed to a lesser extent, which occurred subsequent to our annual impairment test as of October 1, 2009. With respect to our Aston reporting unit's step-one analysis, the primary examples of key estimates include forecasted available and occupied room nights, average daily rates, long-term growth rates, and our discount rate.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The balance of goodwill and other intangible assets, net is as follows (in thousands):

	March 31, 2010	December 31, 2009
Goodwill	$479,867	$479,867
Other intangible assets with indefinite lives	35,300	35,300
Intangible assets with definite lives, net	97,449	104,024

Total goodwill and other intangible assets, net	$612,616	$619,191

        There were no changes in the carrying amount of goodwill for the three months ended March 31, 2010. Goodwill related to the Interval and Aston segments (each a reporting unit) was $474.7 million and $5.2 million, respectively, as of March 31, 2010.

        Intangible assets with indefinite lives relate principally to tradenames and trademarks. At March 31, 2010, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(97,400)	$32,100
Purchase agreements	73,500	(55,281)	18,219
Resort management contracts	45,700	(9,249)	36,451
Technology	24,630	(24,630)	—
Other	17,151	(6,472)	10,679

Total	$290,481	$(193,032)	$97,449

Recoverability of Long-Lived Assets

        As of March 31, 2010, as a consequence of Aston failing step-one of the two step process for testing goodwill for impairment, we performed a recoverability test on an asset group within our Aston reporting unit. The asset group consisted of Aston's property management contracts and wholesaler agreements definite-lived intangible assets, certain real estate assets owned by Aston and used in the purveyance of revenue generating services pursuant to the aforementioned property management contracts and wholesaler agreements, and Aston's tradename definite-lived intangible asset. The resulting recoverability analysis concluded that the undiscounted estimated future cash flows of the asset group exceeded its carrying value by approximately 19% of the asset group's carrying value. Accordingly, the asset group was not considered impaired. The measurement period used for the recoverability analysis was 11 years, the remaining useful life of the property management contracts asset (the asset group's primary asset). The fact that the asset group's cash flows exceeded their carrying amounts in our recoverability test is largely because, pursuant to U.S. GAAP, this analysis utilizes an undiscounted cash flow approach. This method differs from the manner in which the fair value of the asset group is calculated as part of our step-two goodwill and other intangibles impairment analysis previously discussed.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        At December 31, 2009, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(94,161)	$35,339
Purchase agreements	73,500	(53,443)	20,057
Resort management contracts	45,700	(8,433)	37,267
Technology	24,630	(24,630)	—
Other	17,151	(5,790)	11,361

Total	$290,481	$(186,457)	$104,024

        Amortization of intangible assets with definite lives is computed primarily on a straight-line basis. Total amortization expense for intangible assets with definite lives was $6.6 million and $6.5 million for the three months ended March 31, 2010 and 2009, respectively. Based on December 31, 2009 balances, such amortization for the next five years and thereafter are estimated to be as follows (in thousands):

Years Ending December 31,
2010	$25,972
2011	25,903
2012	19,650
2013	4,373
2014	4,350
2015 and thereafter	23,776

$104,024

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	March 31, 2010	December 31, 2009
Computer equipment	$15,391	$14,978
Capitalized software	46,284	45,423
Buildings and leasehold improvements	21,102	21,080
Furniture and other equipment	10,614	10,629
Projects in progress	12,062	10,011

	105,453	102,121
Less: accumulated depreciation and amortization	(59,918)	(57,721)

Total property and equipment, net	$45,535	$44,400

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 5—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	March 31, 2010	December 31, 2009
9.5% Interval Senior Notes, net of unamortized discount of $20,160 and $20,710, respectively	$279,840	$279,290
Term loan (interest rate of 3.00% at March 31, 2010 and 2.73% at December 31, 2009)	106,000	116,000
Revolving credit facility	—	—

Total long-term debt	385,840	395,290
Less: Current maturities	—	—

Total long-term debt, net of current maturities	$385,840	$395,290

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

Senior Secured Credit Facility

        In connection with the spin-off of ILG, on July 25, 2008, the Issuer entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan, of which $106.0 million is outstanding at March 31, 2010, and a $50.0 million revolving credit facility.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

        As of March 31, 2010, the remaining principal amount of the term loan is payable quarterly through July 25, 2013 ($5.2 million quarterly for fiscal years 2011 and 2012 and approximately $23.2 million quarterly thereafter). During 2009, we made $34.0 million of principal payments on the Term Loan, which included scheduled principal payments through December 31, 2010 and $4.0 million of which was applied pro rata to the remaining scheduled principal payments. During the first quarter 2010, we paid $10.0 million of principal payments on the term loan which included a voluntary prepayment of the first quarter 2011 scheduled principal payment and $4.6 million which was applied pro rata to the remaining scheduled principal payments. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rates per annum applicable to loans under the senior secured credit facility are, at the Issuer's option, equal to either a base rate or a LIBOR rate plus an applicable margin, which varies with the total leverage ratio of the Issuer. As of March 31, 2010, the applicable margin was 2.75% per annum for LIBOR term loans, 2.25% per annum for LIBOR revolving loans, 1.75% per annum for base rate term loans and 1.25% per annum for base rate revolving loans. The revolving credit facility has a facility fee of 0.50%.

        We have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $70,000 at March 31, 2010, leaving $49.9 million of borrowing capacity at March 31, 2010. There have been no borrowings under the revolving credit facility through March 31, 2010.

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

Restrictions and Covenants

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25%

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of March 31, 2010, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.74 and 4.43, respectively.

Debt Issuance Costs

        At March 31, 2010, total unamortized debt issue costs were $9.0 million, net of $4.4 million of accumulated amortization, which was included in "Other non-current assets." Debt issuance costs are amortized to "Interest expense" through maturity of the related debt using the effective interest method.

NOTE 6—FINANCIAL INSTRUMENTS

        The additional disclosure below of the estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the three months ended March 31, 2010. Our financial instruments include guarantees, letters of credit and surety bonds. These commitments are in place to facilitate our commercial operations.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$177,085	$177,085	$160,014	$160,014
Restricted cash and cash equivalents	4,641	4,641	5,243	5,243
Long-term debt	(385,840)	(433,750)	(395,290)	(443,000)
Guarantees, surety bonds and letters of credit	N/A	(26,369)	N/A	(29,166)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have original maturities of three months or less. Under the fair value hierarchy established in ASC 820, cash and cash equivalents and restricted cash and cash equivalents are stated at fair value based on quoted prices in active markets for identical assets or liabilities. Borrowings under our long-term debt are carried at historical cost and adjusted for amortization of the discount on our Interval Senior Notes and principal payments. The fair value of these borrowings was estimated using quoted prices for our Interval Senior Notes as of March 31, 2010 and December 31, 2009 and inputs other than quoted prices that are observable for the term loan as of March 31, 2010 and December 31, 2009, either directly or indirectly, which are intrinsic to the terms of the related agreement, such as interest rates and credit risk. The guarantees, surety bonds, and letters of credit represent liabilities that are carried on our balance sheet only when a future related contingent event becomes probable and reasonably estimable.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 7—STOCKHOLDERS' EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At March 31, 2010, there were 56.9 million shares of ILG common stock outstanding.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of March 31, 2010. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

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

NOTE 8—BENEFIT PLANS

        Prior to the spin-off and through December 31, 2008, ILG participated in a retirement savings plan sponsored by IAC that qualified under Section 401(k) of the Internal Revenue Code. Effective January 1, 2009, the net assets available for benefits for the employees of ILG were transferred from the IAC plan to a newly created ILG plan. Under the ILG plan, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG originally provided a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to IRS restrictions. Effective March 1, 2009, we suspended matching contributions for the remainder of the 2009 calendar year. There were no matching contributions for the ILG plan for the three months ended March 31, 2010 and there was approximately $0.3 million for the three months ended March 31, 2009. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 14,100 share units were outstanding at March 31, 2010. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION

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

        On August 20, 2008, ILG established the ILG 2008 Stock and Annual Incentive Plan (the "2008 Incentive Plan") which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares of common stock were issued. At the time of the spin-off, an additional 5.0 million shares of common stock were reserved for issuance under the 2008 Incentive Plan. As of March 31, 2010, 2.4 million shares remain available for future grants under this plan.

        On March 24, 2009, the Compensation Committee granted 1.2 million RSUs to certain officers and employees of ILG and its subsidiaries. Of these RSUs, 183,391 were subject to 2009 performance criteria that could result between 0% and 200% of these awards being earned based on EBITDA hurdles. These performance RSUs were earned at 117.9% of target. However, vesting is subject to additional service requirements.

        On March 2, 2010, the Compensation Committee granted approximately 460,000 RSUs to certain officers and employees of ILG and its subsidiaries. Of these RSUs granted, approximately 64,000 are subject to performance criteria that could result between 0% and 200% of these awards being earned based on EBITDA hurdles.

        Non-cash compensation expense related to RSUs for the three months ended March 31, 2010 and 2009 was $2.5 million and $1.9 million, respectively. At March 31, 2010, there was approximately $23.9 million of unrecognized compensation cost, net of forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 2.3 years.

        The amount of stock-based compensation expense recognized in the consolidated statements of income is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date.

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of sales	$110	$133
Selling and marketing expense	145	146
General and administrative expense	2,239	1,666

Non-cash compensation expense	$2,494	$1,945

        The following table summarizes RSU activity during the three months ended March 31, 2010:

	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	2,643	$12.46
Granted	493	13.25
Vested	(470)	15.66
Forfeited	(4)	22.29

Non-vested RSUs at March 31	2,662	$12.02

        In connection with the acquisition of Aston by ILG in 2007, a member of Aston's management was granted non-voting restricted common equity in Aston. This award was granted on May 31, 2007 and was initially measured at fair value, which is being amortized over the vesting period. This award vests ratably over four and a half years, or earlier based upon the occurrence of certain prescribed events. These shares are subject to a put right by the holder and a call right by ILG, which are not exercisable until the first quarter of 2013 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of Aston. The initial value of the preferred interest was equal to the acquisition price of Aston. The preferred interest accretes at a 10% annual rate. Upon exercise of the put or call, the consideration is payable in ILG shares or cash or a combination thereof at ILG's option. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price. The unrecognized compensation cost related to this equity award is $0.2 million at March 31, 2010 and December 31, 2009.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

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

        Information on reportable segments and a reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Interval
Revenue	$97,541	$97,322
Cost of sales	21,504	22,282

Gross profit	76,037	75,040
Selling and marketing expense	12,722	12,404
General and administrative expense	21,102	20,207
Amortization expense of intangibles	5,257	5,240
Depreciation expense	2,260	1,958

Segment operating income	$34,696	$35,231

Aston
Management fee revenue	$5,984	$6,478
Pass-through revenue	10,313	9,126

Total revenue	$16,297	$15,604
Cost of sales	12,677	11,493

Gross profit	3,620	4,111
Selling and marketing expense	809	714
General and administrative expense	1,188	1,218
Amortization expense of intangibles	1,318	1,236
Depreciation expense	188	205

Segment operating income	$117	$738

Consolidated
Revenue	$113,838	$112,926
Cost of sales	34,181	33,775

Gross profit	79,657	79,151
Direct segment operating expenses	44,844	43,182

Operating income	$34,813	$35,969

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 10—SEGMENT INFORMATION (Continued)

        ILG maintains operations in the United States and other international territories, primarily the United Kingdom. Geographic information on revenue, which is based on sourcing, and long-lived assets, which are based on physical location, is presented below (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue:
United States	$95,736	$95,648
All other countries	18,102	17,278

Total	$113,838	$112,926

	March 31, 2010	December 31, 2009
Long-lived assets (excluding goodwill and intangible assets):
United States	$44,374	$43,156
All other countries	1,161	1,244

Total	$45,535	$44,400

NOTE 11—COMPREHENSIVE INCOME

        Comprehensive income is comprised of (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income attributable to common stockholders	$15,413	$16,834
Foreign currency translation	(306)	(1,948)

Comprehensive income	$15,107	$14,886

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 12—INCOME TAXES (Continued)

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

        For the three months ended March 31, 2010, ILG recorded a tax provision of $9.7 million, which represents an effective tax rate of 38.7%. This tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

        For the three months ended March 31, 2009, ILG recorded a tax provision of $11.5 million, which represents an effective tax rate of 40.5%. This tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended March 31, 2009, the effective tax rate increased due to income taxes associated with the effects of a change in California tax law that was enacted during the quarter.

        As of March 31, 2010 and December 31, 2009, ILG had unrecognized tax benefits of $0.1 million. There were no material increases or decreases in unrecognized tax benefits for the three months ended March 31, 2010. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three months ended March 31, 2010. As of March 31, 2010, ILG had accrued $0.2 million for the payment of interest and penalties.

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

        The Internal Revenue Service (IRS) is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes our operations from September 24, 2002, our date of acquisition by IAC. The statute of limitations for these years has been extended to

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 12—INCOME TAXES (Continued)

December 31, 2010. The IRS examination for these years is expected to be completed in 2011. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination, the most significant of which are California, New York State and New York City, for various tax years beginning with December 31, 2003. These state and local examinations are expected to be completed in 2011.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting date due primarily to anticipated settlements with taxing authorities. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

Tax Sharing Agreement

        In connection with the spin-off, we entered into a Tax Sharing Agreement with members of the IAC group that were spun-off, as more fully described in our 2009 Annual Report on Form 10-K.

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

        ILG has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events. At March 31, 2010, total guarantees, surety bonds and letters of credit total $26.4 million, with the highest annual amount of $12.0 million occurring in year one. Guarantees represent $23.8 million of this total and primarily relate to Aston's property management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to each other. In addition, certain of Aston's property management agreements provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and Aston either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, amounts as of March 31, 2010 are not expected to be significant, individually or in the aggregate.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 13—CONTINGENCIES (Continued)

        During 2009, ILG recorded an incremental $2.3 million accrual related to Value Added Tax ("VAT") in Europe. This accrual was made based on a judgment issued by the European Court of Justice against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and alters the manner in which Interval will account for VAT on its revenues as well as to which EU country VAT is owed. As of March 31, 2010 and December 31, 2009, ILG had a $3.5 million and $3.7 million accrual, respectively, related to this matter. The change in the accrual relates to the effect of foreign currency translation. Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $3.5 million up to approximately $6.6 million based on quarter end exchange rates. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties. ILG believes that the $3.5 million accrual at March 31, 2010 is our best estimate of probable future obligations for the settlement of these VAT liabilities.

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION

        The Interval Senior Notes are guaranteed by ILG and the domestic subsidiaries of the Issuer. These guarantees are full and unconditional and joint and several.

        The following tables present condensed consolidating financial information as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 for ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined guarantor subsidiaries of ILG (collectively, the "Guarantor Subsidiaries"), the combined non-guarantor subsidiaries of ILG (collectively, the "Non-Guarantor Subsidiaries") and ILG on a consolidated basis (in thousands).

Balance Sheet as of March 31, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$408	$33	$194,260	$80,775	$—	$275,476
Property and equipment, net	829	—	43,545	1,161	—	45,535
Goodwill and intangible assets, net	—	321,598	291,018	—	—	612,616
Investment in subsidiaries	193,024	781,117	43,958	—	(1,018,099)	—
Other assets	—	6,182	39,018	9,081	—	54,281

Total assets	$194,261	$1,108,930	$611,799	$91,017	$(1,018,099)	$987,908

Current liabilities	$731	$2,796	$157,005	$26,278	$—	$186,810
Other liabilities	—	382,721	208,589	17,146	—	608,456
Intercompany liabilities (receivables) / equity	1,310	530,389	(535,334)	3,635	—	—
Redeemable noncontrolling interest			422			422
Stockholders' equity	192,220	193,024	781,117	43,958	(1,018,099)	192,220

Total liabilities and equity	$194,261	$1,108,930	$611,799	$91,017	$(1,018,099)	$987,908

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Balance Sheet as of December 31, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$52	$70	$171,590	$75,036	$—	$246,748
Property and equipment, net	859	—	42,297	1,244	—	44,400
Goodwill and intangible assets, net	—	326,837	292,354	—	—	619,191
Investment in subsidiaries	175,495	731,994	40,675	—	(948,164)	—
Other assets	—	6,824	31,345	10,073	—	48,242

Total assets	$176,406	$1,065,725	$578,261	$86,353	$(948,164)	$958,581

Current liabilities	$162	$9,921	$139,905	$24,299	$—	$174,287
Other liabilities	—	392,172	197,244	18,080	—	607,496
Intercompany liabilities (receivables) / equity	(132)	488,137	(491,304)	3,299	—	—
Redeemable noncontrolling interest			422			422
Stockholders' equity	176,376	175,495	731,994	40,675	(948,164)	176,376

Total liabilities and equity	$176,406	$1,065,725	$578,261	$86,353	$(948,164)	$958,581

Statement of Income for the Three Months Ended March 31, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$100,152	$13,686	$—	$113,838
Operating expenses	(656)	(5,240)	(63,739)	(9,390)	—	(79,025)
Interest income (expense), net	—	(9,206)	217	53	—	(8,936)
Other income (expense), net	15,816	24,689	2,264	(783)	(42,720)	(734)
Income tax benefit (provision)	253	5,573	(14,205)	(1,351)	—	(9,730)

Net income	15,413	15,816	24,689	2,215	(42,720)	15,413
Net income attributable to noncontrolling interest	—	—	—	—	—	—

Net income attributable to common stockholders	$15,413	$15,816	$24,689	$2,215	$(42,720)	$15,413

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Three Months Ended March 31, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$100,013	$12,913	$—	$112,926
Operating expenses	(694)	(5,240)	(62,297)	(8,726)	—	(76,957)
Interest income (expense), net	—	(9,431)	(27)	382	—	(9,076)
Other income (expense), net	17,266	26,406	3,755	1,330	(47,347)	1,410
Income tax benefit (provision)	262	5,531	(15,036)	(2,224)	—	(11,467)

Net income	16,834	17,266	26,408	3,675	(47,347)	16,836
Net income attributable to noncontrolling interest	—	—	(2)	—	—	(2)

Net income attributable to common stockholders	$16,834	$17,266	$26,406	$3,675	$(47,347)	$16,834

Statement of Cash Flows for the Three Months Ended March 31, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(9,501)	$(931)	$38,858	$4,110	$32,536
Cash flows provided by (used in) investing activities	19,328	352	(23,605)	513	(3,412)
Cash flows provided by (used in) financing activities	(9,827)	579	(1,132)	—	(10,380)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,673)	(1,673)
Cash and cash equivalents at beginning of period	—	—	92,265	67,749	160,014

Cash and cash equivalents at end of period	$—	$—	$106,386	$70,699	$177,085

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS (Continued)

March 31, 2010

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Cash Flows for the Three Months March 31, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$147	$(11,788)	$23,276	$2,020	$13,655
Cash flows provided by (used in) investing activities	282	19,283	(24,870)	1,636	(3,669)
Cash flows used in financing activities	(429)	(7,495)	(81)	—	(8,005)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,880)	(2,880)
Cash and cash equivalents at beginning of period	—	—	58,913	61,364	120,277

Cash and cash equivalents at end of period	$—	$—	$57,238	$62,140	$119,378

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

        Actual results could differ materially from those contained in the forward looking statements included in this quarterly report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for or insolvency of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns, such as pandemics; changes in our senior management; regulatory changes; our ability to compete effectively; the effects of our significant indebtedness and our compliance with the terms thereof; adverse events or trends in key vacation destinations; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

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

        ILG was incorporated as a Delaware corporation in May 2008 in connection with a plan by IAC to separate into five publicly traded companies, referred to as the "spin-off." In connection with the spin-off, we entered into an indenture pursuant to which we issued $300.0 million of senior unsecured notes due 2016 and entered into a senior secured credit facility with a maturity in 2013, including a term loan in the original principal amount of $150.0 million and a $50.0 million revolving credit facility.

Vacation Ownership Membership Services (Interval)

        Interval has been a leader in the vacation ownership membership services industry since its founding in 1976, and we operate a quality international vacation ownership membership exchange network, the Interval Network. As of March 31, 2010:

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

        Interval typically enters into multi-year contracts with developers of vacation ownership resorts, pursuant to which the resort developers agree to enroll all purchasers of vacation interests at the applicable resort as members of an Interval exchange program. In return, Interval provides enrolled purchasers with the ability to exchange the use and occupancy of their vacation interest at the home resort (generally for a period of one week) for the right to occupy accommodations at a different resort participating in an Interval exchange network. Through Interval's Getaways, members may rent resort accommodations for a fee without relinquishing the use of their vacation interest. In addition, Interval offers support, consulting and back-office services, including reservation servicing, for certain resort developers participating in the Interval Network, upon their request and for additional consideration.

        Interval earns most of its revenue from (i) fees paid for membership in the Interval Network and (ii) transactional and service fees paid primarily for Interval Network exchanges, Getaways and reservation servicing, collectively referred to as "transaction revenue."

Hotel and Resort Management and Vacation Rental Services (Aston)

        Through Aston, we provide hotel and resort management and vacation rental services for owners of resort condominiums, hotels and other vacation properties. Such vacation properties and hotels are not owned by us. As of March 31, 2010, Aston provided hotel and resort management services to 26 resorts and hotels primarily in Hawaii, as well as more limited management services to certain additional properties.

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

International Operations

        International revenue increased approximately 4.8% in the three months ended March 31, 2010 compared to the same period in 2009. As a percentage of our total revenue, international revenue increased to 15.9% in the three months ended March 31, 2010 from 15.3% in 2009. International revenue in the first quarter 2010 was affected by favorable foreign currency translations when compared to 2009. In constant currency, international revenue remained relatively flat in the first quarter 2010 compared to 2009, as did international revenue as a percentage of our total revenue.

        Constant currency represents current period results of operations determined by translating our functional currency results to U.S. dollars (our reporting currency) using the actual prior quarter blended rate of translation from the comparable prior period. We believe that the presentation of our results of operations excluding the effect of foreign currency translations serves to enhance the understanding of our performance, improves transparency of our disclosures, provides meaningful presentations of our results from our business operations by excluding this effect not related to our core business operations and improves the period to period comparability of results from business operations.

Other Factors Affecting Results

        The reduction in sales and marketing expenditures by resort developers spurred by the lack of receivables financing has continued, leading to a decrease in the flow of new members to our exchange networks. There has been some easing of credit markets, primarily in securitization transactions available to certain large developers. At the same time, developers are continuing to modify their business models to reduce reliance on receivables financing.

        Our Aston segment continues to be impacted by overall macroeconomic conditions. Visitor arrivals in Hawaii have increased 4.5% year over year, according to the Hawaii Department of Business, Economic Development & Tourism, ("DBEDT"). This is consistent with Aston experiencing a slight increase in occupancy rates. However, this increased occupancy was offset by a general decrease in average daily rates. The DBEDT forecasts a slight increase in visitors to Hawaii in 2010, and visitor expenditures are forecasted to increase slightly from 2009. During the fourth quarter of 2009, Aston expanded beyond the Hawaiian islands adding certain mainland locations. We expect a ramp-up period for these locations.

        Throughout 2009, we saw continued pressures in the U.S. and global economy related to the global economic downturn, the credit crisis, investment returns, and general negative consumer sentiment, all of which has impacted consumer discretionary spending in travel and leisure services. We expect to continue to operate, for the most part, in a challenging business environment throughout 2010.

Results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009:

Revenue

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$97,541	0.2%	$97,322
Aston	16,297	4.4%	15,604

Total revenue	$113,838	0.8%	$112,926

        Revenue for the three months ended March 31, 2010 increased $0.9 million, or 0.8%, from the comparable period in 2009.

        The Interval segment revenue increased by $0.2 million from the prior year period. Total member revenue, which primarily consists of membership fees and transactional revenue, was relatively flat, decreasing $0.1 million, or 0.1%. Total active members in the Interval Network at March 31, 2010 decreased to approximately 1.8 million members as compared to approximately 1.9 million members at March 31, 2009, a decrease of 3.6%. Overall average revenue per member increased 4.3% to $51.31 in the first quarter 2010 from $49.18 in 2009. Transaction revenue was relatively flat, increasing $0.4 million, or 0.6%, primarily due to a $0.7 million increase in transaction revenue from exchanges and Getaways due to a 3.0% increase in average transaction fees, offset by a 1.7% decrease in volume for exchanges and Getaways and a $0.5 million decrease in reservation servicing fees related to decreases in call volume and average fee per call. Membership fee revenue decreased $0.5 million, or 1.7%, primarily due to a decrease of 4.3% in average active members, partially offset by a 2.8% increase in average membership fees and favorable foreign currency translations of $0.3 million.

        The Interval segment revenue in the first quarter 2010 was affected by favorable foreign currency translations of $0.8 million resulting from the weakening of the U.S. dollar when compared to 2009. In constant currency, Interval segment revenue would have decreased $0.6 million in 2010 compared to 2009.

        The Aston segment revenue increased 4.4%, or $0.7 million, which included a 13% increase in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. The decrease in fee income earned by Aston from managed vacation properties was driven by a reduction of 8.3% in revenue per available room ("RevPAR"). Lower average daily rate, offset by a slight increase in occupancy, led to the overall reduction in RevPAR. The increase in occupancy rates during the first quarter 2010 compared to 2009 can be attributed to a decrease in average daily rate resulting from continued competitive pricing pressures. We expect overall macroeconomic conditions driving consumer discretionary spending to continue to impact demand and average daily rates. Aston has been generally tracking the results of comparable properties in the Hawaii market.

Cost of Sales

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$21,504	(3.5)%	$22,282
Aston	12,677	10.3%	11,493

Total cost of sales	$34,181	1.2%	$33,775

As a percentage of total revenue	30.0%	0.4%	29.9%
Gross margin	70.0%	(0.2)%	70.1%

        Cost of sales consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in servicing Interval's members and providing services to property owners and/or guests of Aston managed vacation properties, as well as the cost of rental inventory used primarily for Getaways.

        Cost of sales in the first quarter 2010 increased $0.4 million from 2009, of which Aston contributed $1.2 million to the increase, offset by a decrease of $0.8 million at Interval. The increase in Aston was largely due to an increase in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. Overall gross margin was relatively flat, decreasing by 0.2% to 70.0% for the three months ended March 31, 2010 compared to 2009.

        Interval's gross margin increased by 1.1% as compared to the prior year. Interval's cost of sales decreased primarily due to decreases of $0.6 million in compensation and other employee-related costs, $0.1 million in the cost of rental inventory for use primarily in Getaways, and decreases in membership fulfillment related expenses. The decrease in Interval's compensation and other employee-related costs is due primarily to a decrease of 5.2% in average operational headcount.

        Aston's gross margin decreased 15.7% as compared to the prior year. Aston has lower gross margins than Interval primarily due to the compensation and other employee-related costs of $10.3 million and $9.1 million for the three months ended March 31, 2010 and 2009, respectively, directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. The first quarter 2010 increase in reimbursed compensation and other employee-related costs compared to 2009 was not proportional to the increase in Aston's segment revenue, excluding such reimbursed costs. The increase of $1.2 million in Aston's cost of sales was primarily due to an increase in average operational headcount related to the addition of new properties and employing existing personnel at another managed property.

Selling and Marketing Expense

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
Selling and marketing expense	$13,531	3.1%	$13,118
As a percentage of total revenue	11.9%	2.3%	11.6%

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

        Selling and marketing expense in the first quarter 2010 increased $0.4 million from 2009, primarily due to an increase in advertising and promotional expenses related to certain sales incentives and to a lesser extent the timing of an industry tradeshow which occurred in the first quarter 2010 compared to partly in the first quarter 2009, and to an increase in compensation and other employee-related costs of $0.1 million, offset by decreases in printing costs related to printing of directories. The decrease in the printing of directories is primarily due to decreases in new and active members coupled with a decrease in the cost of Interval resort directories.

General and Administrative Expense

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
General and administrative expense	$22,290	4.0%	$21,425
As a percentage of total revenue	19.6%	3.2%	19.0%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, certain facility costs and fees for professional services.

        General and administrative expense in the first quarter 2010 increased $0.9 million from 2009, primarily due to increases in fees for professional services of $0.4 million largely pertaining to due diligence related services involving potential acquisitions, increases in IT maintenance and support services of $0.3 million and an increase of $0.6 million in non-cash compensation expense, partially offset by decreases of $0.5 million in overall compensation and other employee-related costs

        General and administrative related non-cash compensation expense for the three months ended March 31, 2010 was $2.2 million, an increase of $0.6 million compared to $1.7 million in 2009. The increase in non-cash compensation expense is primarily related to awards granted at the end of March 2009 through the beginning of March 2010.

        As of March 31, 2010, there was approximately $23.9 million of unrecognized non-cash compensation expense, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.3 years.

Amortization Expense of Intangibles

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
Amortization	$6,575	1.5%	$6,476
As a percentage of total revenue	5.8%	0.7%	5.7%

        Amortization expense of intangibles for the three months ended March 31, 2010 was consistent with the comparable 2009 period for both Interval and Aston.

Depreciation Expense

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
Depreciation	$2,448	13.2%	$2,163
As a percentage of total revenue	2.2%	12.3%	1.9%

        Depreciation expense for the three months ended March 31, 2010 as compared to 2009 increased $0.3 million primarily due to depreciable assets, related to IT initiatives, placed in service subsequent to March 31, 2009.

Operating Income

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$34,696	(1.5)%	$35,231
Aston	117	(84.1)%	738

Total operating income	$34,813	(3.2)%	$35,969

As a percentage of total revenue	30.6%	(4.0)%	31.9%

        Operating income for the three months ended March 31, 2010 decreased $1.2 million from the comparable period in 2009 primarily due to an increase of $0.7 million in selling and marketing and general and administrative expense, excluding non-cash compensation, an increase in depreciation expense of $0.3 million and an increase of $0.5 million in non-cash compensation expense, offset by an increase in gross profit of $0.5 million as compared to 2009.

        Operating income for our Interval segment decreased $0.5 million to $34.7 million in 2010 from $35.2 million in 2009. Excluding the effect of the favorable currency translations of $0.2 million resulting from the weakening of the U.S. dollar, Interval segment operating income in constant currency would have decreased $0.7 million, or 2.1%, in 2010 compared to 2009.

        The decrease in operating income at Aston is primarily due to a decrease in gross profit.

Earnings Before Interest, Taxes, Depreciation and Amortization

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting."

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$44,514	0.6%	$44,256
Aston	1,816	(20.9)%	2,297

Total EBITDA	$46,330	(0.5)%	$46,553

As a percentage of total revenue	40.7%	(1.3)%	41.2%

        EBITDA in the first quarter 2010 decreased $0.2 million from 2009, of which Aston contributed $0.5 million to the decrease, offset by an increase of $0.3 million at Interval. The increase in the

Interval segment is primarily due to an increase in gross profit of $1.0 million, offset by an increase of $0.7 million in selling and marketing and general and administrative expenses, excluding non-cash compensation.

        EBITDA from our Interval segment increased $0.3 million to $44.5 million in 2010 from $44.3 million in 2009. In 2010, excluding the effect of the favorable currency translations of $0.2 million resulting from the weakening of the U.S. dollar, Interval segment EBITDA in constant currency would have been consistent with 2009.

Other Income (Expense)

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
Interest income	$78	(79.9)%	$389
Interest expense	(9,014)	(4.8)%	(9,465)
Other income (expense)	$(734)	(152.1)%	$1,410

        Interest income decreased $0.3 million for the three months ended March 31, 2010 compared to 2009, primarily due to generally lower interest rates in 2010, partially offset by higher average cash balances in 2010.

        Interest expense in the first quarter 2010 primarily relates to interest and the amortization of debt costs on the $300.0 million face value 9.5% senior notes issued and the senior secured credit facility, which includes a $150.0 million term loan and a $50.0 million revolving credit facility, entered into in connection with the spin-off on August 20, 2008. The senior notes were initially recorded with an original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $0.5 million was amortized each in the first quarter 2010 and 2009.

        Other income (expense) primarily relates to gain (loss) on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Unfavorable fluctuations in foreign currency exchange rates caused a net loss during the three months ended March 31, 2010. The unfavorable fluctuations in first quarter 2010 were principally driven by U.S. dollar positions held at March 31, 2010 affected by the weaker dollar compared to the Mexican peso and Colombian peso, partly offset by the stronger dollar compared to the British pound. Effective December 31, 2009, our Venezuelan entity changed to the parallel market rate (which is subject to market fluctuation, as more fully described in the Financial Position, Liquidity and Capital Resources section) and effective January 1, 2010, we changed to the U.S. dollar as the functional currency for that entity due to the adoption of highly inflationary accounting. Thus, remeasurement of cash denominated in Bolivars at March 31, 2010 is recognized in earnings. This contributed to the unfavorable foreign currency fluctuation in first quarter 2010.

        Favorable fluctuations in foreign currency exchange rates caused a net gain during the three months ended March 31, 2009. The favorable fluctuations in first quarter 2009 were principally driven by U.S. dollar positions held at March 31, 2009 affected by the stronger dollar compared to the Mexican peso and Colombian peso.

Income Tax Provision

        For the three months ended March 31, 2010 and 2009, ILG recorded tax provisions of $9.7 million and $11.5 million, respectively, which represent effective tax rates of 38.7% and 40.5%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended March 31, 2009, the effective tax rate increased due to income taxes associated with the effects of a change in California tax law that was enacted during the quarter.

        As of March 31, 2010 and December 31, 2009, ILG had unrecognized tax benefits of $0.1 million. There were no material increases or decreases in unrecognized tax benefits for the three months ended March 31, 2010. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three months ended March 31, 2010. As of March 31, 2010, ILG had an accrual of $0.2 million for the payment of interest and penalties.

        By virtue of previously filed separate ILG and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under the Tax Sharing Agreement, IAC generally retains the liability related to federal and state returns filed on a consolidated or unitary basis and indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting date due primarily to anticipated settlements with taxing authorities. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

Interim Goodwill Impairment Test

        During the first quarter, we determined the Aston reporting unit's actual performance was negatively tracking the fair value assumptions used in our annual goodwill impairment test as of October 1, 2009, as evidenced by notable declines in RevPAR relative to the prior projections. Based on this, we concluded that indicators of impairment were present and could result in a reduction in the fair value of our Aston reporting unit below its carrying amount. There were no indicators of impairment pertaining to our Interval reporting unit.

        Consequently, we performed an interim impairment test for our Aston reporting unit as of March 31, 2010. The first step of the two step impairment test concluded that the carrying value of our Aston reporting unit exceeded its fair value by approximately 5%. As a result, we performed the second step of the impairment test to measure the amount of any impairment loss, which concluded that Aston's implied fair value of goodwill exceeded the carrying value of goodwill by a marginal amount and, therefore, no impairment loss was recorded. The excess of the implied fair value of goodwill over its carrying value, computed in the second step, was primarily attributable to net declines in the fair value of an asset group consisting of Aston's property management contracts and wholesaler agreements definite-lived intangible assets, certain real estate assets owned by Aston and used in the purveyance of revenue generating services pursuant to the aforementioned property management contracts and wholesaler agreements, and Aston's tradename definite-lived intangible asset. As a result of the decline in fair value of these long-lived assets, we performed a recoverability test pursuant to ASC Topic 360, "Property Plant and Equipment," ("ASC 360") as subsequently discussed in the Recoverability of Long-Lived Assets section below.

        As previously discussed in our 2009 Annual Report on Form 10-K, we used the average of an income approach and a market comparison approach to calculate the fair value of our reporting units. In our March 31, 2010 interim impairment test of our Aston reporting unit, we continued to equally weigh the income approach and market comparison approach but also included in our valuation a comparable market transaction, weighed to a lesser extent, which occurred subsequent to our annual impairment test as of October 1, 2009. With respect to our Aston reporting unit's step-one analysis, the primary examples of key estimates include forecasted available and occupied room nights, average daily rates, long-term growth rates, and our discount rate. As a measure of sensitivity on the income approach, as of March 31, 2010, a hypothetical 10% change to each of these key estimates collectively would have resulted in a change of approximately $17 million in Aston's income approach fair value, or approximately 180% of the deficit of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our estimated EBITDA multiple by 10% would have resulted in a change of approximately $14 million in Aston's market comparison approach fair value, or approximately 147% of the deficit of Aston's fair value over its carrying value. If either of these hypothetical changes had occurred, it is possible that Aston's implied fair value of goodwill would have failed to exceed its carrying value of goodwill and, consequently, a goodwill impairment would have been recorded.

Recoverability of Long-Lived Assets

        As of March 31, 2010, as a consequence of Aston failing step-one of the two step process for testing goodwill for impairment, we performed a recoverability test on an asset group within our Aston reporting unit. The asset group consisted of Aston's property management contracts and wholesaler agreements definite-lived intangible assets, certain real estate assets owned by Aston and used in the purveyance of revenue generating services pursuant to the aforementioned property management contracts and wholesaler agreements, and Aston's tradename definite-lived intangible asset. The resulting recoverability analysis concluded that the undiscounted estimated future cash flows of the asset group exceeded its carrying value by approximately 19% of the asset group's carrying value. Accordingly, the asset group was not considered impaired. The measurement period used for the recoverability analysis was 11 years, the remaining useful life of the property management contracts asset (the asset group's primary asset). The fact that the asset group's cash flows exceeded their carrying amounts in our recoverability test is largely because, pursuant to U.S. GAAP, this analysis utilizes an undiscounted cash flow approach. This method differs from the manner in which the fair value of the asset group is calculated as part of our step-two goodwill and other intangibles impairment analysis previously discussed.

        Our assumptions on key estimates utilized in the recoverability analysis related largely to Aston's forecasted available and occupied room nights, average daily rates and long-term growth rates. We believe there is a low-to-moderate level of uncertainty associated with the assumptions utilized in the development of these four key estimates. In order to evaluate the sensitivity of the assumptions used in determining the undiscounted estimated future cash flows of the asset group, we applied a hypothetical 10% decrease to each of the four forecasted key estimates as of March 31, 2010. This hypothetical 10% decrease collectively would have resulted in the asset group's carrying value exceeding the undiscounted estimated future cash flows by approximately 9%. If these hypothetical changes had occurred, an impairment would have been recorded.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2010, we had $181.7 million of cash and cash equivalents and restricted cash and cash equivalents, including $54.3 million of U.S. dollar equivalent cash deposits held in foreign jurisdictions, principally the United Kingdom which are subject to changes in foreign exchange rates. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is used as our primary source of liquidity. We believe that our cash balances, operating cash flows, and access to our $50.0 million revolving credit facility, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures. However, our operating cash flow may be impacted by macroeconomic factors outside of our control.

Venezuela Operations

        We conduct business in Venezuela where currency restrictions exist limiting our ability to immediately access cash through repatriations at the government's official exchange rate. Our access to these funds remains available for use within this jurisdiction and is not restricted.

        During 2009, the process of exchanging Venezuelan bolivars to U.S. dollars became increasingly challenging as the government's approval process significantly slowed and became more rigorous. Due to the currency restrictions, a "parallel" market exists whereby entities can exchange Venezuelan bolivars into U.S. dollars through a series of market transactions at a specified, and less favorable, parallel market rate. At December 31, 2009, we determined the parallel market rate was the appropriate rate to use for translating the financial statements of our Venezuelan entity for purposes of consolidation based on the current facts and circumstances of operating in Venezuela. Subsequent to March 31, 2010, we transferred U.S. dollar equivalent cash of $1.7 million from our Venezuelan entity's Bolívar denominated bank account in Venezuela to our Venezuelan entity's U.S. dollar denominated bank account in the U.S., utilizing the parallel market.

        Effective January 1, 2010, Venezuela is considered to be highly inflationary. Under U.S. GAAP, an economy is considered to be highly inflationary when the three-year cumulative rate of inflation meets or exceeds 100%. Under the highly inflationary basis of accounting, the financial statements of our Venezuelan entity will be remeasured as if its functional currency were the reporting currency (U.S dollars), with remeasurement gains and losses recognized in earnings, rather than in the cumulative translation adjustment component of other comprehensive income within our stockholders' equity. Consequently, because we have decided to adopt the parallel market rate, which is subject to market fluctuation, and because our Venezuelan entity operates in a highly inflationary economy, future remeasurements could increase the volatility of our results of operations. However, since the majority of the cash is now held in U.S. dollars, our exposure to this volatility is reduced.

        We are currently evaluating our options regarding our operations in Venezuela to address these aforementioned considerations and the increasing challenges of physically operating in Venezuela. As of March 31, 2010, we had $3.2 million of after tax unrealized loss in other comprehensive income with stockholders' equity pertaining to our Venezuelan entity until such time we sell or liquidate our investment.

Cash Flows Discussion

        Net cash provided by operating activities increased to $32.5 million in the three months ended March 31, 2010 from $13.7 million in 2009. The increase of $18.9 million from 2009 was principally due to lower income taxes paid of $16.5 million, a $5.0 million payment made in the first quarter 2009 in connection with a long-term service agreement entered into in 2009, and a decrease of interest payments of $1.8 million, all partially offset by higher cash expenses and lower interest income in 2010. Lower interest payments in 2010 are due to the lower principal balance outstanding subsequent to the first quarter 2009, slightly lower interest rates and to the timing of certain interest payments.

        Net cash used in investing activities of $3.4 million in the three months ended March 31, 2010 resulted from capital expenditures of $3.6 million, offset by a slight decrease in the restricted cash of $0.2 million related to a collateral agreement for merchant transactions in the United Kingdom. In the three months ended March 31, 2009, net cash used in investing activities was $3.7 million which related to capital expenditures.

        Net cash used in financing activities of $10.4 million in the three months ended March 31, 2010 was principally due to principal payments of $10.0 million on the term loan and vesting of restricted stock units, net of withholding taxes, net of excess tax benefits from stock-based awards and proceeds from the exercise of warrants and stock options. In the three months ended March 31, 2009, net cash used in financing activities was principally due to principal payments of $7.5 million on the term loan and the release of deferred restricted stock units, net of withholding taxes

        We have a senior secured credit facility which matures on July 25, 2013 and consists of a $50.0 million revolving credit facility (the "Revolver") and $150.0 million term loan (the "Term Loan"). During 2009, we paid $34.0 million of principal payments on the Term Loan, which included scheduled principal payments through December 31, 2009 and $4.0 million of which was applied pro rata to the remaining scheduled principal payments. During the first quarter 2010, we paid $10 million of principal payments on the Term Loan which included voluntary prepayment of the first quarter 2011 scheduled principal payment and $4.6 million which was applied pro rata to the remaining scheduled principal payments. As of March 31, 2010, we had $106.0 million outstanding on the Term Loan. There have been no borrowings under the Revolver through March 31, 2010. In addition, on August 19, 2008, we issued $300.0 million of aggregate principal amounts of 9.5% Senior Notes due 2016 (the "Interval Senior Notes"), reduced by the original issue discount of $23.5 million of which $20.2 million remains unamortized at March 31, 2010. The secured credit facility effectively ranks prior to the Interval Senior Notes to the extent of the value of the assets that secure it.

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants, requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated EBITDA, as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of March 31, 2010, we were in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.74 and 4.43, respectively.

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At March 31, 2010, guarantees, surety bonds and letters of credit totaled $26.4 million. Guarantees represent $23.8 million of this total and primarily relate to Aston's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to each other. In addition, certain of Aston's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and Aston either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, amounts are not expected to be significant.

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

Contractual Obligations and Commercial Commitments

        Contractual obligations and commercial commitments at March 31, 2010 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$406,000	$—	$59,652	$46,348	$300,000
Debt interest(a)	193,486	31,979	62,858	57,910	40,739
Purchase obligations(b)	19,387	6,691	4,318	5,264	3,114
Operating leases	66,401	10,718	16,799	13,888	24,996

Total contractual obligations	$685,274	$49,388	$143,627	$123,410	$368,849

(a)
Debt principal and debt interest represent principal and interest to be paid on our Term Loan, Interval Senior Notes and certain fees associated with our credit facility. Interest on the Term Loan is calculated using the prevailing rates as of March 31, 2010.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$26,369	$11,976	$5,586	$3,417	$5,390

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

 CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We have discussed those estimates that we believe are critical and required the use of significant judgment and use of estimates that could have a significant impact on our financial statements in our 2009 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies in the interim period.

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

RECONCILIATION OF EBITDA

        The following tables reconcile EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three months ended March 31, 2010 and 2009 (in thousands). The noncontrolling interest relates to Aston which was acquired in May 2007.

	For the Three Months Ended March 31, 2010
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Interval	$44,514	$(2,301)	$(2,260)	$(5,257)	$34,696
Aston	1,816	(193)	(188)	(1,318)	117

Total	$46,330	$(2,494)	$(2,448)	$(6,575)	34,813

Interest expense, net					(8,936)
Other expense, net					(734)

Earnings before income taxes and noncontrolling interest					25,143
Income tax provision					(9,730)

Net income					15,413
Net income attributable to noncontrolling interest					—

Net income attributable to common stockholders					$15,413

	For the Three Months Ended March 31, 2009
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Interval	$44,256	$(1,827)	$(1,958)	$(5,240)	$35,231
Aston	2,297	(118)	(205)	(1,236)	738

Total	$46,553	$(1,945)	$(2,163)	$(6,476)	35,969

Interest expense, net					(9,076)
Other income, net					1,410

Earnings before income taxes and noncontrolling interest					28,303
Income tax provision					(11,467)

Net income					16,836
Net income attributable to noncontrolling interest					(2)

Net income attributable to common stockholders					$16,834

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

        As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, we have not hedged translation risks because cash flows from international operations were generally reinvested locally. Non-operating foreign exchange net loss for the three months ended March 31, 2010 was $0.8 million and net gain for the three months ended March 31, 2009 was $1.4 million attributable to cash held in certain countries in currencies other than their local currency. This was principally driven by U.S. dollar positions held at December 31, 2009 and 2008 affected by the shift in the value of the dollar to the British pound, Mexican peso, Colombian peso, and the Venezuelan Bolivar. The Venezuelan Bolivar impacted our non-operating foreign exchange net loss in the first quarter 2010 given our change to the U.S. dollar as the functional currency for that entity due to highly inflationary accounting. However, the subsequent transfer of the majority of the cash from our Venezuelan entity's Bolivar denominated bank account in Venezuela to our Venezuelan entity's U.S. dollar denominated bank account in the U.S. has reduced the exposure going forward.

        As we increase our operations in international markets we become increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar at March 31, 2010 would result in an approximate change to revenue of $1.0 million. There have been no material quantitative changes in market risk exposures since December 31, 2009.

Interest Rate Risk

        At March 31, 2010, we had $106.0 million outstanding under the term loan facility. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $1.1 million. Additionally, at March 31, 2010, we had $300.0 million (face amount) of Interval Senior Notes that bear interest at a fixed amount. If market rates decline, we run the risk that the required payments on the fixed rate debt will exceed those based on market rates. Based on our mix of fixed rate and floating rate debt and cash balances, we do not currently hedge our interest rate exposure. There have been no material quantitative changes in market risk exposures since December 31, 2009.

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

 PART II

OTHER INFORMATION

Item 1.    Not applicable.

Item 1A.    Risk Factors

        See Part I, Item IA., "Risk Factors," of ILG's Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of the risk factors affecting ILG. There have been no material changes from the risk factors described in the annual report.

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

Date: May 6, 2010

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
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED STATEMENTS March 31, 2010 (Unaudited)
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