Form 10-Q
period 2010-06-30
Interval Leisure Group, Inc.
filed 2010-08-06
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on August 6, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
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

        As of August 2, 2010, 56,942,467 shares of the registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$101,602	$100,569	$215,440	$213,495
Cost of sales	31,522	32,285	65,703	66,060

Gross profit	70,080	68,284	149,737	147,435
Selling and marketing expense	13,125	13,410	26,656	26,528
General and administrative expense	20,931	20,453	43,221	41,878
Amortization expense of intangibles	6,575	6,485	13,150	12,961
Depreciation expense	2,601	2,494	5,049	4,657

Operating income	26,848	25,442	61,661	61,411
Other income (expense):
Interest income	125	208	203	597
Interest expense	(9,170)	(9,470)	(18,184)	(18,935)
Other income (expense), net	441	(2,240)	(293)	(830)

Total other expense, net	(8,604)	(11,502)	(18,274)	(19,168)

Earnings before income taxes and noncontrolling interest	18,244	13,940	43,387	42,243
Income tax provision	(6,927)	(5,337)	(16,657)	(16,804)

Net income	11,317	8,603	26,730	25,439
Net loss (income) attributable to noncontrolling interest	3	1	3	(1)

Net income attributable to common stockholders	$11,320	$8,604	$26,733	$25,438

Earnings per share attributable to common stockholders:
Basic	$0.20	$0.15	$0.47	$0.45
Diluted	$0.20	$0.15	$0.46	$0.45
Weighted average number of common stock outstanding:
Basic	56,886	56,359	56,756	56,345
Diluted	57,735	56,861	57,585	56,716

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$188,105	$160,014
Restricted cash and cash equivalents	3,836	5,243
Accounts receivable, net of allowance of $194 and $431, respectively	28,335	24,219
Deferred income taxes	20,191	20,052
Deferred membership costs	14,534	14,433
Prepaid income taxes	5,485	5,221
Prepaid expenses and other current assets	19,651	17,566

Total current assets	280,137	246,748
Property and equipment, net	47,533	44,400
Goodwill	479,867	479,867
Intangible assets, net	126,174	139,324
Deferred membership costs	21,040	21,411
Deferred income taxes	5,815	6,162
Other non-current assets	25,273	20,669

TOTAL ASSETS	$985,839	$958,581

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$9,341	$11,672
Deferred revenue	104,184	96,541
Interest payable	9,747	9,748
Accrued compensation and benefits	12,245	15,283
Member deposits	9,403	9,521
Accrued expenses and other current liabilities	36,491	31,522
Current portion of long-term debt	4,721	—

Total current liabilities	186,132	174,287
Long-term debt, net of current portion	371,668	395,290
Other long-term liabilities	11,057	1,746
Deferred revenue	133,770	134,236
Deferred income taxes	77,176	76,224

Total liabilities	779,803	781,783

Redeemable noncontrolling interest	419	422
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock, none issued and outstanding	—	—
Common stock $.01 par value; authorized 300,000,000 shares, 56,938,112 and 56,543,016 issued and outstanding shares, respectively	569	565
Additional paid-in capital	159,566	156,260
Retained earnings	56,520	29,787
Accumulated other comprehensive loss	(11,038)	(10,236)

Total stockholders' equity	205,617	176,376

TOTAL LIABILITIES AND EQUITY	$985,839	$958,581

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

		Common Stock				Accumulated Other Comprehensive Loss
	Total Stockholders' Equity			Additional Paid-in Capital	Retained Earnings
		Amount	Shares
	(In thousands, except share data)
Balance as of December 31, 2009	$176,376	$565	56,543,016	$156,260	$29,787	$(10,236)
Comprehensive income:
Net income attributable to common stockholders	26,733	—	—	—	26,733	—
Foreign currency translation losses	(802)	—	—	—	—	(802)

Comprehensive income	25,931
Non-cash compensation expense	5,045	—	—	5,045	—	—
Issuance of common stock upon exercise of stock options	264	—	33,663	264	—	—
Release of common stock in escrow upon exercise of IAC warrants	249	—	—	249	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(2,254)	4	361,433	(2,258)	—	—
Deferred stock compensation expense	6	—	—	6	—	—

Balance as of June 30, 2010	$205,617	$569	56,938,112	$159,566	$56,520	$(11,038)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$26,730	$25,439
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	13,150	12,961
Amortization of debt issuance costs	1,332	1,401
Depreciation expense	5,049	4,657
Accretion of original issue discount	1,099	979
Non-cash compensation expense	5,045	4,196
Deferred income taxes	796	13,859
Excess tax benefits from stock-based awards	(965)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,348)	(9,395)
Prepaid expenses and other current assets	1,235	3,204
Accounts payable and other current liabilities	(1,647)	4,302
Deferred revenue	8,736	7,650
Income taxes payable	(115)	(17,027)
Other, net	3,187	(3,821)

Net cash provided by operating activities	59,284	48,405

Cash flows from investing activities:
Changes in restricted cash	372	850
Capital expenditures	(8,231)	(7,257)

Net cash used in investing activities	(7,859)	(6,407)

Cash flows from financing activities:
Principal payments on term loan	(20,000)	(17,500)
Proceeds from the exercise of stock options	263	7
Proceeds from the exercise of warrants	249	—
Vesting of restricted stock units, net of withholding taxes	(1,817)	(85)
Excess tax benefits from stock-based awards	965	—
Release of deferred restricted stock units, net of withholding taxes	—	(430)

Net cash used in financing activities	(20,340)	(18,008)

Effect of exchange rate changes on cash and cash equivalents	(2,994)	5,665

Net increase in cash and cash equivalents	28,091	29,655
Cash and cash equivalents at beginning of period	160,014	120,277

Cash and cash equivalents at end of period	$188,105	$149,932

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$15,475	$18,068
Income taxes, net of refunds	$15,975	$20,026

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

Restatement

        In our consolidated statements of income, a restatement has been made to the three and six month periods ended June 30, 2009. This restatement represents the correction of a prior period accounting error related to the pass-through revenue of our Aston reporting unit. Pass-through revenue represents the compensation and other employee-related costs directly associated with Aston's management of the properties that are included in both revenue and cost of sales and that are passed on to the property owners without mark-up. The error resulted from the exclusion of certain employee-

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

related costs being paid to third parties which otherwise should be included in pass-through revenue. The exclusion of these employee-related costs had no impact on our previously issued consolidated balance sheets, operating income, net income or per share amounts. This restatement only affects the presentation of our pass-through revenue and related cost of sales in our consolidated statements of income. The table below summarizes, for the periods presented, the effect of this restatement to revenue and cost of sales previously reported (in thousands).

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Increase in revenue	$1,768	$3,453
Increase in cost of sales	1,768	3,453

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

        The tables below summarize the effect of the restatement, for the periods presented, on previously reported consolidated financial statements (in thousands).

	Three Months Ended June 30, 2009
	As Previously Reported	Restatement	As Restated
Revenue	$98,801	$1,768	$100,569
Cost of sales	30,517	1,768	32,285

	Six Months Ended June 30, 2009
	As Previously Reported	Restatement	As Restated
Revenue	$210,042	$3,453	$213,495
Cost of sales	62,607	3,453	66,060

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no significant changes in our significant accounting policies for the three and six months ended June 30, 2010.

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

        Significant estimates underlying the accompanying consolidated financial statements include: the recovery of goodwill and long-lived and other intangible assets; purchase price allocations; the determination of deferred income taxes including related valuation allowances; the determination of deferred revenue and membership costs; and the determination of stock-based compensation expense.

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders for the three and six months ended June 30, 2010 do not include approximately 1.4 million stock options and restricted stock units ("RSUs"), as the effect of their inclusion would have been anti-dilutive to earnings per share.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic weighted average shares of common stock outstanding	56,886	56,359	56,756	56,345
Net effect of common stock equivalents assumed to be exercised related to RSUs	797	458	773	338
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	52	44	56	33

Diluted weighted average shares of common stock outstanding	57,735	56,861	57,585	56,716

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

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        Pursuant to FASB guidance as codified within ASC 350, "Intangibles-Goodwill and Other," goodwill acquired in business combinations is assigned to the reporting unit that is expected to benefit from the combination as of the acquisition date. ILG tests goodwill and other indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

        During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual goodwill impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions. For the year ended December 31, 2009, we did not identify any triggering events that would more likely than not reduce the fair value of our Aston reporting unit below its carrying value which would have required an interim impairment test prior or subsequent to our annual impairment test on October 1, 2009.

        During the first quarter 2010, we determined the Aston reporting unit's actual performance was negatively tracking the fair value assumptions used in our annual goodwill impairment test as of October 1, 2009 and, consequently, we performed an interim goodwill impairment test as of March 31, 2010, as more fully described in our Quarterly Report on Form 10-Q for the period ended March 31, 2010. This interim goodwill impairment test concluded that Aston's implied fair value of goodwill exceeded the carrying value of goodwill by a marginal amount and, therefore, no impairment loss was recorded. For the three months ended June 30, 2010, we did not identify any triggering events that would more likely than not reduce the fair value of our Aston reporting unit below its carrying value which would have required an interim impairment test subsequent to our last impairment test as of March 31, 2010.

        The balance of goodwill and other intangible assets, net is as follows (in thousands):

	June 30, 2010	December 31, 2009
Goodwill	$479,867	$479,867
Other intangible assets with indefinite lives	35,300	35,300
Intangible assets with definite lives, net	90,874	104,024

Total goodwill and other intangible assets, net	$606,041	$619,191

        There were no changes in the carrying amount of goodwill for the three and six months ended June 30, 2010. Goodwill related to the Interval and Aston segments (each a reporting unit) was $474.7 million and $5.2 million, respectively, as of June 30, 2010.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Intangible assets with indefinite lives relate principally to tradenames and trademarks. At June 30, 2010, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(100,639)	$28,861
Purchase agreements	73,500	(57,119)	16,381
Resort management contracts	45,700	(10,065)	35,635
Technology	24,630	(24,630)	—
Other	17,151	(7,154)	9,997

Total	$290,481	$(199,607)	$90,874

Recoverability of Long-Lived Assets

        As of March 31, 2010, as a consequence of Aston failing step-one of the two step process for testing goodwill for impairment, we performed a recoverability test on an asset group within our Aston reporting unit. The asset group consisted of Aston's property management contracts and wholesaler agreements definite-lived intangible assets, certain real estate assets owned by Aston and used in the purveyance of revenue generating services pursuant to the aforementioned property management contracts and wholesaler agreements, and Aston's tradename definite-lived intangible asset. The resulting recoverability analysis concluded that the undiscounted estimated future cash flows of the asset group exceeded its carrying value by approximately 19% of the asset group's carrying value. Accordingly, the asset group was not considered impaired. The measurement period used for the recoverability analysis was 11 years, the remaining estimated useful life of the property management contracts asset (the asset group's primary asset). The fact that the asset group's cash flows exceeded their carrying amounts in our recoverability test is largely because, pursuant to U.S. GAAP, this analysis utilizes an undiscounted cash flow approach. This method differs from the manner in which the fair value of the asset group is calculated as part of our step-two goodwill and other intangibles impairment analysis previously discussed. For the three months ended June 30, 2010, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (asset group) may be impaired.

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

JUNE 30, 2010

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Amortization of intangible assets with definite lives is computed primarily on a straight-line basis. Total amortization expense for intangible assets with definite lives was $6.6 million and $6.5 million for the three months ended June 30, 2010 and 2009, respectively, and $13.2 million and $13.0 million for the six months ended June 30, 2010 and 2009, respectively. Based on December 31, 2009 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2010	$25,972
2011	25,903
2012	19,650
2013	4,373
2014	4,350
2015 and thereafter	23,776

$104,024

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	June 30, 2010	December 31, 2009
Computer equipment	$16,375	$14,978
Capitalized software	47,118	45,423
Buildings and leasehold improvements	21,129	21,080
Furniture and other equipment	10,718	10,629
Projects in progress	14,528	10,011

	109,868	102,121
Less: accumulated depreciation and amortization	(62,335)	(57,721)

Total property and equipment, net	$47,533	$44,400

NOTE 5—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	June 30, 2010	December 31, 2009
9.5% Interval Senior Notes, net of unamortized discount of $19,611 and $20,710, respectively	$280,389	$279,290
Term loan (interest rate of 2.85% at June 30, 2010 and 2.73% at December 31, 2009)	96,000	116,000
Revolving credit facility	—	—

Total debt	376,389	395,290
Less: Current maturities	4,721	—

Total long-term debt, net of current maturities	$371,668	$395,290

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

9.5% Interval Senior Notes

        In connection with the spin-off of ILG, on July 17, 2008, Interval Acquisition Corp., a subsidiary of ILG, ("Issuer") agreed to issue $300.0 million of aggregate principal amount of 9.5% Senior Notes due 2016 ("Interval Senior Notes") to IAC, and IAC agreed to exchange such Interval Senior Notes for certain of IAC's 7% senior unsecured notes due 2013 pursuant to a notes exchange and consent agreement. The issuance occurred on August 19, 2008 with original issue discount of $23.5 million, based on the difference between the interest rate on the notes and the effective interest rate that would have been payable on the notes if issued in a market transaction based on market conditions existing on July 17, 2008, the date of pricing, estimated to be 11%. The exchange occurred on August 20, 2008. Interest on the Interval Senior Notes is payable semi-annually in cash in arrears on September 1 and March 1 of each year, commencing March 1, 2009. The Interval Senior Notes are guaranteed by all entities that are domestic subsidiaries of the Issuer and by ILG. The Interval Senior Notes are redeemable by the Issuer in whole or in part, on or after September 1, 2012 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the event of a change of control (as defined in the indenture), the Issuer is obligated to make an offer to all holders to purchase the Interval Senior Notes at a price equal to 101% of the face amount. The change of control put option is a derivative that is required to be bifurcated from the host instrument, however, the value of the derivative is not material to our current financial position and results of operations. Subject to specified exceptions, the Issuer is required to make an offer to purchase Interval Senior Notes at a price equal to 100% of the face amount, in the event the Issuer or its restricted subsidiaries complete one or more asset sales and more than $25.0 million of the aggregate net proceeds are not invested (or committed to be invested) in the business or used to repay senior debt within one year after receipt of such proceeds. The original issue discount is being amortized to "Interest expense" using the effective interest method through maturity.

Senior Secured Credit Facility

        In connection with the spin-off of ILG, on July 25, 2008, the Issuer entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan, of which $96.0 million is outstanding at June 30, 2010, and a $50.0 million revolving credit facility.

        As of June 30, 2010, the remaining principal amount of the term loan is payable quarterly through July 25, 2013 ($4.7 million quarterly for fiscal years 2011 and 2012, excluding first quarter 2011 which has been voluntarily pre-paid, and approximately $21.0 million quarterly thereafter). During 2009, we made $34.0 million of principal payments on the term loan, which included scheduled principal payments through December 31, 2010 and $4.0 million of which was applied pro rata to the remaining scheduled principal payments. During the first six months of 2010, we paid $20.0 million of principal payments on the term loan which included a voluntary prepayment of the first quarter 2011 scheduled principal payment and $14.6 million which was applied pro rata to the remaining scheduled principal payments. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rates per annum applicable to loans under the senior secured credit facility are, at the Issuer's option, equal to either a base rate or a LIBOR rate plus an applicable margin, which varies with the total leverage ratio of the Issuer. As of June 30, 2010, the applicable margin was 2.50% per

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

annum for LIBOR term loans, 2.00% per annum for LIBOR revolving loans, 1.50% per annum for base rate term loans and 1.00% per annum for base rate revolving loans. The revolving credit facility has a facility fee of 0.50%.

        We have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $70,000 at June 30, 2010, leaving $49.9 million of borrowing capacity at June 30, 2010. There have been no borrowings under the revolving credit facility through June 30, 2010.

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

Restrictions and Covenants

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of June 30, 2010, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.65 and 4.49, respectively.

Debt Issuance Costs

        At June 30, 2010, total unamortized debt issue costs were $8.4 million, net of $5.1 million of accumulated amortization, which was included in "Other non-current assets" and less than $0.1 million

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

included in "Prepaid expenses and other current assets." Debt issuance costs are amortized to "Interest expense" through maturity of the related debt using the effective interest method.

NOTE 6—FINANCIAL INSTRUMENTS

        The additional disclosure below of the estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the three and six months ended June 30, 2010. Our financial instruments include guarantees, letters of credit and surety bonds. These commitments are in place to facilitate our commercial operations.

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$188,105	$188,105	$160,014	$160,014
Restricted cash and cash equivalents	3,836	3,836	5,243	5,243
Total debt	(376,389)	(423,000)	(395,290)	(443,000)
Guarantees, surety bonds and letters of credit	N/A	(23,862)	N/A	(29,166)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have original maturities of three months or less. Under the fair value hierarchy established in ASC 820, cash and cash equivalents and restricted cash and cash equivalents are stated at fair value based on quoted prices in active markets for identical assets or liabilities. Borrowings under our Interval Senior Notes and term loan are carried at historical cost and adjusted for amortization of the discount on our Interval Senior Notes and principal payments. The fair value of these borrowings was estimated using quoted prices for our Interval Senior Notes as of June 30, 2010 and December 31, 2009 and inputs other than quoted prices that are observable for the term loan as of June 30, 2010 and December 31, 2009, either directly or indirectly, which are intrinsic to the terms of the related agreement, such as interest rates and credit risk. The guarantees, surety bonds, and letters of credit represent liabilities that are carried on our balance sheet only when a future related contingent event becomes probable and reasonably estimable.

NOTE 7—STOCKHOLDERS' EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At June 30, 2010, there were 56.9 million shares of ILG common stock issued and outstanding.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of June 30, 2010. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 7—STOCKHOLDERS' EQUITY (Continued)

Stockholder Rights Plan

        In June 2009, ILG's Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a stockholders rights plan and declared a dividend of one right for each outstanding share of common stock held by our stockholders of record as of the close of business on June 22, 2009. The rights attach to any additional shares of common stock issued after June 22, 2009. These rights, which trade with the shares of our common stock, currently are not exercisable. Under the rights plan, these rights will be exercisable if a person or group acquires or commences a tender or exchange offer for 15% or more of our common stock. The rights plan provides certain exceptions for acquisitions by Liberty Media Corporation in accordance with an agreement entered into with ILG in connection with its spin-off from IAC. If the rights become exercisable, each right will permit its holder, other than the "acquiring person," to purchase from us shares of common stock at a 50% discount to the then prevailing market price. As a result, the rights will cause substantial dilution to a person or group that becomes an "acquiring person" on terms not approved by our Board of Directors.

NOTE 8—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG originally provided a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to IRS restrictions. Effective March 1, 2009, we suspended matching contributions. There were no matching contributions for the ILG plan for the three and six months ended June 30, 2010 and there was approximately $0.3 million for the six months ended June 30, 2009 pertaining to the first quarter 2009 period. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 16,911 share units were outstanding at June 30, 2010. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

NOTE 9—STOCK-BASED COMPENSATION

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. All outstanding award agreements provide for settlement, upon vesting, in stock for U.S. employees. For non-U.S. employees, all grants issued prior

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

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

        On August 20, 2008, ILG established the ILG 2008 Stock and Annual Incentive Plan (the "2008 Incentive Plan") which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares of common stock were issued. At the time of the spin-off, an additional 5.0 million shares of common stock were reserved for issuance under the 2008 Incentive Plan. As of June 30, 2010, 2.3 million shares are reserved for future grants under this plan.

        On March 24, 2009, the Compensation Committee granted 1.2 million RSUs, vesting over three to four years, to certain officers and employees of ILG and its subsidiaries. Of these RSUs, 183,391 were subject to 2009 performance criteria that could result between 0% and 200% of these awards being earned based on EBITDA hurdles. These performance RSUs were earned at 117.9% of target. However, vesting is subject to additional service requirements.

        On March 2, 2010, the Compensation Committee granted approximately 460,000 RSUs, vesting over three to four years, to certain officers and employees of ILG and its subsidiaries. Of these RSUs granted, approximately 64,000 are subject to performance criteria that could result between 0% and 200% of these awards being earned based on EBITDA hurdles.

        Non-cash compensation expense related to RSUs for the three months ended June 30, 2010 and 2009 was $2.6 million and $2.3 million, respectively. For the six months ended June 30, 2010 and 2009, non-cash compensation expense related to RSUs was $5.0 million and $4.2 million, respectively. At June 30, 2010, there was approximately $21.9 million of unrecognized compensation cost, net of forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 1.9 years.

        The amount of stock-based compensation expense recognized in the consolidated statements of income is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date.

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of sales	$115	$167	$226	$300
Selling and marketing expense	163	199	308	345
General and administrative expense	2,273	1,885	4,511	3,551

Non-cash compensation expense	$2,551	$2,251	$5,045	$4,196

        The following table summarizes RSU activity during the six months ended June 30, 2010:

	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	2,643	$12.46
Granted	543	13.34
Vested	(537)	15.55
Forfeited	(14)	20.33

Non-vested RSUs at June 30	2,635	$12.13

        In connection with the acquisition of Aston by ILG in 2007, a member of Aston's management was granted non-voting restricted common equity in Aston. This award was granted on May 31, 2007 and was initially measured at fair value, which is being amortized over the vesting period. This award vests ratably over four and a half years, or earlier based upon the occurrence of certain prescribed events. These shares are subject to a put right by the holder and a call right by ILG, which are not exercisable until the first quarter of 2013 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of Aston. The initial value of the preferred interest was equal to the acquisition price of Aston. The preferred interest accretes at a 10% annual rate. Upon exercise of the put or call, the consideration is payable in ILG shares or cash or a combination thereof at ILG's option. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price. The unrecognized compensation cost related to this equity award is $0.2 million at June 30, 2010 and December 31, 2009.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

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

        Information on reportable segments and a reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interval
Revenue	$87,182	$86,897	$184,723	$184,219
Cost of sales	19,430	21,390	40,934	43,672

Gross profit	67,752	65,507	143,789	140,547
Selling and marketing expense	12,375	12,691	25,097	25,095
General and administrative expense	19,415	19,308	40,517	39,515
Amortization expense	5,257	5,249	10,514	10,489
Depreciation expense	2,383	2,293	4,643	4,251

Segment operating income	$28,322	$25,966	$63,018	$61,197

Aston
Revenue	$14,420	$13,672	$30,717	$29,276
Cost of sales	12,092	10,895	24,769	22,388

Gross profit	2,328	2,777	5,948	6,888
Selling and marketing expense	750	719	1,559	1,433
General and administrative expense	1,516	1,145	2,704	2,363
Amortization expense	1,318	1,236	2,636	2,472
Depreciation expense	218	201	406	406

Segment operating income (loss)	$(1,474)	$(524)	$(1,357)	$214

Consolidated
Revenue	$101,602	$100,569	$215,440	$213,495
Cost of sales	31,522	32,285	65,703	66,060

Gross profit	70,080	68,284	149,737	147,435
Direct segment operating expenses	43,232	42,842	88,076	86,024

Operating income	$26,848	$25,442	$61,661	$61,411

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 10—SEGMENT INFORMATION (Continued)

        ILG maintains operations in the United States and other international territories, primarily the United Kingdom. Geographic information on revenue, which is based on sourcing, and long-lived assets, which are based on physical location, is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
United States	$85,480	$83,753	$181,216	$179,400
All other countries	16,122	16,816	34,224	34,095

Total	$101,602	$100,569	$215,440	$213,495

	June 30, 2010	December 31, 2009
Long-lived assets (excluding goodwill and intangible assets):
United States	$46,410	$43,156
All other countries	1,123	1,244

Total	$47,533	$44,400

NOTE 11—COMPREHENSIVE INCOME

        Comprehensive income is comprised of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income attributable to common stockholders	$11,320	$8,604	$26,733	$25,438
Foreign currency translation gains (losses)	(496)	4,606	(802)	2,658

Comprehensive income	$10,824	$13,210	$25,931	$28,096

        Accumulated other comprehensive income is solely related to foreign currency translation. Only the accumulated other comprehensive income exchange rate adjustment related to Venezuela is tax effected, as required by FASB guidance codified in ASC Topic 740, "Income Taxes" ("ASC 740"), since the earnings in Venezuela are not indefinitely reinvested in that jurisdiction.

NOTE 12—INCOME TAXES

        ILG calculates its interim income tax provision in accordance with ASC 740. At the end of each interim period, ILG makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 12—INCOME TAXES (Continued)

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

        For the three and six months ended June 30, 2010, ILG recorded an income tax provision of $6.9 million and $16.7 million, respectively, which represents effective tax rates of 38.0% and 38.4% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

        For the three and six months ended June 30, 2009, ILG recorded an income tax provision of $5.3 million and $16.8 million, respectively, which represents effective tax rates of 38.3% and 39.8% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the six months ended June 30, 2009, the effective tax rate increased due to income taxes associated with the effect of a change in California tax law that was enacted during the first quarter of 2009.

        As of June 30, 2010 and December 31, 2009, ILG had unrecognized tax benefits of $0.1 million. There were no material increases or decreases in unrecognized tax benefits for the three and six months ended June 30, 2010. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and six months ended June 30, 2010. As of June 30, 2010, ILG had accrued $0.2 million for the payment of interest and penalties.

        By virtue of previously filed separate company and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under the Tax Sharing

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 12—INCOME TAXES (Continued)

Agreement, as discussed below, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period.

        The Internal Revenue Service (IRS) is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes our operations from September 24, 2002, our date of acquisition by IAC. The statute of limitations for these years has been extended to December 31, 2011. The IRS examination for these years is expected to be completed in 2011. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination, the most significant of which are California, New York State and New York City, for various tax years beginning with December 31, 2003. These state and local examinations are expected to be completed by 2011.

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

        ILG has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events. At June 30, 2010, total guarantees, surety bonds and letters of credit total $23.9 million, with the highest annual amount of $10.2 million occurring in year one. Guarantees represent $21.2 million of this total and primarily relate to Aston's property management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to each other. In addition, certain of Aston's property management agreements provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

contractual percentages, and Aston either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of June 30, 2010, amounts are not expected to be significant, individually or in the aggregate. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of June 30, 2010, amounts pending reimbursement are not significant.

        During 2009, ILG recorded an incremental $2.3 million accrual related to Value Added Tax ("VAT") in Europe. This accrual was made based on a judgment issued by the European Court of Justice against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and altered the manner in which Interval accounts for VAT on its revenues as well as to which EU country VAT is owed. As of June 30, 2010 and December 31, 2009, ILG had a $2.9 million and $3.7 million accrual, respectively, related to this matter. The change in the accrual primarily relates to the effect of foreign currency remeasurements. Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $2.9 million up to approximately $5.9 million based on quarter-end exchange rates. ILG believes that the $2.9 million accrual at June 30, 2010 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

NOTE 14—VENEZUELA OPERATIONS

        We conduct business in Venezuela where currency restrictions exist limiting our ability to immediately access cash through repatriations at the government's official exchange rate. Our access to these funds remains available for use within this jurisdiction and is not restricted.

        During 2009, the process of exchanging Venezuelan bolivars ("BsF") to U.S. dollars became increasingly challenging as the government's approval process significantly slowed and became more rigorous. Due to the currency restrictions, a "parallel" market existed whereby entities could exchange Venezuelan bolivars into U.S. dollars through a series of market transactions at a specified, and less favorable, parallel market rate. At December 31, 2009, we determined the parallel market rate was the appropriate rate to use for translating the financial statements of our Venezuelan entity for purposes of consolidation based on the then current facts and circumstances of operating in Venezuela. In April 2010, we transferred U.S. dollar equivalent cash of $1.7 million from our Venezuelan entity's Bolivar denominated bank account in Venezuela to our Venezuelan entity's U.S. dollar denominated bank account in the U.S., utilizing the parallel market.

        Effective January 1, 2010, Venezuela is considered to be highly inflationary. Under U.S. GAAP, an economy is considered to be highly inflationary when the three-year cumulative rate of inflation meets or exceeds 100%. Under the highly inflationary basis of accounting, the financial statements of our Venezuelan entity will be remeasured as if its functional currency were the reporting currency (U.S. dollars), with remeasurement gains and losses recognized in earnings, rather than in the cumulative translation adjustment component of other comprehensive income within our stockholders' equity.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 14—VENEZUELA OPERATIONS (Continued)

        In May 2010, the Venezuelan government enacted reforms to its exchange regulations which increased the control that can be exerted by the Central Bank of Venezuela (BCV) over currency trading and effectively halted the use of the parallel market pending additional regulations. In June 2010, the government introduced additional regulations under a newly regulated foreign currency exchange system (the "SITME") controlled by the BCV. After the enactment of the amended exchange regulations (and cessation of the parallel market), the only foreign currency exchange processes legally available to entities operating in Venezuela are (1) the exchange of currency through Venezuela's Commission for the Administration of Currency Exchange (CADIVI) at one of the two official rates for exchange or (2) the exchange of currency through the SITME at the exchange rate specified by the BCV. Given our historical difficulties in repatriating U.S. dollars at the government's official exchange rate through CADIVI and the closure in May 2010 of the parallel market, effective June 2010 we determined the exchange rate specified by the BCV to transact through the SITME (the "SITME rate") was the most appropriate rate to use for remeasurement purposes at this time. Consequently, in June 2010, we commenced utilizing the SITME rate which was 5.3 BsF per U.S. dollar at the inception of the SITME and through June 30, 2010. The last available parallel market rate utilized prior to our conversion to the SITME rate was 8.3 BsF per U.S. dollar. Our change to the SITME rate during June 2010 resulted in a gain on foreign currency exchange of $0.3 million in the month. This gain was partially offset by previous losses during the quarter, and fully offset during the six month period, due to the weakening parallel market rate utilized throughout 2010 prior to our change to the SITME rate. The use of the SITME is subject to restrictions, including the requirement of domicile in Venezuela and volume restrictions on an entity's trading activity.

        Because our Venezuelan entity operates in a highly inflationary economy, and given the uncertainty surrounding future BCV regulations or changes to the SITME rate, future remeasurements could increase the volatility of our results of operations. However, since the majority of the cash is now held in U.S. dollars, our exposure to this volatility is reduced.

        Additionally, during the second quarter 2010, we restructured the operations of our Venezuelan entity to address the increasing challenges of physically operating in the country. As a result, we have incurred certain immaterial restructuring and severance costs during the quarter. However, we have not sold or substantially liquidated our Venezuelan entity as it continues to operate. We continue to evaluate our Venezuelan entity's ongoing operations given the uncertainties previously mentioned.

        As of June 30, 2010, we had $3.1 million of after tax unrealized loss in other comprehensive income within stockholders' equity pertaining to our Venezuelan entity until such time we sell or substantially liquidate our investment. For the three and six months ended June 30, 2010, our Venezuelan entity generated less than 0.5% of our consolidated net revenues and as of June 30, 2010 represented less than 0.5% of our consolidated assets.

NOTE 15—SUPPLEMENTAL GUARANTOR INFORMATION

        The Interval Senior Notes are guaranteed by ILG and the domestic subsidiaries of the Issuer. These guarantees are full and unconditional and joint and several.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 15—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

        The following tables present condensed consolidating financial information as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009 for ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined guarantor subsidiaries of ILG (collectively, the "Guarantor Subsidiaries"), the combined non-guarantor subsidiaries of ILG (collectively, the "Non-Guarantor Subsidiaries") and ILG on a consolidated basis (in thousands).

Balance Sheet as of June 30, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$129	$56	$197,850	$82,102	$—	$280,137
Property and equipment, net	800	—	45,611	1, 122	—	47,533
Goodwill and intangible assets, net	—	316,357	289,684	—	—	606,041
Investment in subsidiaries	204,291	801,176	47,148	—	(1,052,615)	—
Other assets	—	5,496	37,792	8,840	—	52,128

Total assets	$205,220	$1,123,085	$618,085	$92,064	$(1,052,615)	$985,839

Current liabilities	$422	$14,641	$147,407	$23,662	$—	$186,132
Other liabilities	—	368,549	208,133	16,989	—	593,671
Intercompany liabilities (receivables) / equity	(819)	535,604	(539,050)	4,265	—	—
Redeemable noncontrolling interest			419			419
Stockholders' equity	205,617	204,291	801,176	47,148	(1,052,615)	205,617

Total liabilities and equity	$205,220	$1,123,085	$618,085	$92,064	$(1,052,615)	$985,839

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 15—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Balance Sheet as of December 31, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$52	$70	$171,590	$75,036	$—	$246,748
Property and equipment, net	859	—	42,297	1,244	—	44,400
Goodwill and intangible assets, net	—	326,837	292,354	—	—	619,191
Investment in subsidiaries	175,495	731,994	40,675	—	(948,164)	—
Other assets	—	6,824	31,345	10,073	—	48,242

Total assets	$176,406	$1,065,725	$578,261	$86,353	$(948,164)	$958,581

Current liabilities	$162	$9,921	$139,905	$24,299	$—	$174,287
Other liabilities	—	392,172	197,244	18,080	—	607,496
Intercompany liabilities (receivables) / equity	(132)	488,137	(491,304)	3,299	—	—
Redeemable noncontrolling interest			422			422
Stockholders' equity	176,376	175,495	731,994	40,675	(948,164)	176,376

Total liabilities and equity	$176,406	$1,065,725	$578,261	$86,353	$(948,164)	$958,581

Statement of Income for the Three Months Ended June 30, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$89,846	$11,756	$—	$101,602
Operating expenses	(730)	(5,240)	(60,681)	(8,103)	—	(74,754)
Interest income (expense), net	—	(9,153)	250	(142)	—	(9,045)
Other income, net	11,768	20,610	2,433	494	(34,864)	441
Income tax benefit (provision)	282	5,551	(11,241)	(1,519)	—	(6,927)

Net income	11,320	11,768	20,607	2,486	(34,864)	11,317
Net loss attributable to noncontrolling interest	—	—	3	—	—	3

Net income attributable to common stockholders	$11,320	$11,768	$20,610	$2,486	$(34,864)	$11,320

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 15—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Three Months Ended June 30, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$88,086	$12,483	$—	$100,569
Operating expenses	(673)	(5,302)	(59,857)	(9,295)	—	(75,127)
Interest income (expense), net	—	(9,439)	(20)	197	—	(9,262)
Other income (expense), net	9,021	18,154	781	(2,451)	(27,745)	(2,240)
Income tax benefit (provision)	256	5,608	(10,837)	(364)	—	(5,337)

Net income	8,604	9,021	18,153	570	(27,745)	8,603
Net loss attributable to noncontrolling interest	—	—	1	—	—	1

Net income attributable to common stockholders	$8,604	$9,021	$18,154	$570	$(27,745)	$8,604

Statement of Income for the Six Months Ended June 30, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$189,998	$25,442	$—	$215,440
Operating expenses	(1,386)	(10,480)	(124,420)	(17,493)	—	(153,779)
Interest income (expense), net	—	(18,359)	467	(89)	—	(17,981)
Other income (expense), net	27,584	45,299	4,697	(289)	(77,584)	(293)
Income tax benefit (provision)	535	11,124	(25,446)	(2,870)	—	(16,657)

Net income	26,733	27,584	45,296	4,701	(77,584)	26,730
Net loss attributable to noncontrolling interest	—	—	3	—	—	3

Net income attributable to common stockholders	$26,733	$27,584	$45,299	$4,701	$(77,584)	$26,733

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 15—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Six Months Ended June 30, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$188,099	$25,396	$—	$213,495
Operating expenses	(1,367)	(10,542)	(122,154)	(18,021)	—	(152,084)
Interest income (expense), net	—	(18,871)	(46)	579	—	(18,338)
Other income (expense), net	26,287	44,561	4,536	(1,121)	(75,093)	(830)
Income tax benefit (provision)	518	11,139	(25,873)	(2,588)	—	(16,804)

Net income	25,438	26,287	44,562	4,245	(75,093)	25,439
Net loss attributable to noncontrolling interest	—	—	(1)	—	—	(1)

Net income attributable to common stockholders	$25,438	$26,287	$44,561	$4,245	$(75,093)	$25,438

Statement of Cash Flows for the Six Months Ended June 30, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(1,203)	$(4,806)	$56,210	$9,083	$59,284
Cash flows provided by (used in) investing activities	695	24,543	(34,263)	1,166	(7,859)
Cash flows provided by (used in) financing activities	508	(19,737)	(1,111)	—	(20,340)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,994)	(2,994)
Cash and cash equivalents at beginning of period	—	—	92,265	67,749	160,014

Cash and cash equivalents at end of period	$—	$—	$113,101	$75,004	$188,105

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 15—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

        This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "intends," "plans" and "believes," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward-looking statements included in this quarterly report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for or insolvency of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns, such as pandemics; changes in our senior management; regulatory changes; our ability to compete effectively; the effects of our significant indebtedness and our compliance with the terms thereof; adverse events or trends in key vacation destinations; business interruptions in connection with the rearchitecture of our technology systems; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

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

Vacation Ownership Membership Services (Interval)

        Interval has been a leader in the vacation ownership membership services industry since its founding in 1976. As of June 30, 2010, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

  •
  a large and diversified base of participating resorts consisting of more than 2,500 resorts located in over 75 countries, including both leading independent resort developers and branded hospitality companies; and

  •
  over 1.8 million vacation ownership interest owners enrolled as members.

        At the end of 2009, the average tenure of the relationships with the top 25 resort developers (as determined by the number of new members enrolled during that year) participating in the Interval Network was approximately 14 years.

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

Hotel and Resort Management and Vacation Rental Services (Aston)

        Through Aston, we provide hotel and resort management and vacation rental services for owners of resort condominiums, hotels and other vacation properties. Such vacation properties and hotels are not owned by us. As of June 30, 2010, Aston provided hotel and resort management services to over 27 resorts and hotels primarily in Hawaii, as well as more limited management services to certain additional properties.

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

International Operations

        International revenue and international revenue as a percentage of our total revenue remained relatively flat in the six months ended June 30, 2010 compared to the same period in 2009. International revenue in the six months ended June 30, 2010 was affected by favorable foreign currency translations when compared to the same period in 2009. In constant currency, international revenue and international revenue as a percentage of our total revenue in the six months ended June 30, 2010 decreased slightly compared to the same period in 2009. In the second quarter 2010, international revenue decreased 4.1% from the prior year period, and was 15.9% of our total revenue, a decrease of 5.1% compared to the second quarter 2009. International revenue in the second quarter 2010 was affected by unfavorable foreign currency translations when compared to the second quarter in 2009. In constant currency, international revenue decreased 2.5% in the second quarter 2010 compared to 2009, and international revenue as a percentage of our total revenue decreased 3.7% to 16.1% in the second quarter 2010. We believe the uncertain economic conditions in Europe during the second quarter impacted these results.

        Constant currency represents current period results of operations determined by translating our functional currency results to U.S. dollars (our reporting currency) using the actual blended rate of translation from the comparable prior period. We believe that the presentation of our results of operations excluding the effect of foreign currency translations serves to enhance the understanding of our performance, improves transparency of our disclosures, provides meaningful presentations of our results from our business operations by excluding this effect not related to our core business operations and improves the period to period comparability of results from business operations.

Other Factors Affecting Results

        The reduction in sales and marketing expenditures by resort developers spurred by the lack of receivables financing has continued, leading to a decrease in the flow of new members to our exchange networks. There has been some easing of credit markets, primarily in securitization transactions available to certain large developers and also slightly more activity by regional banks working with independent developers. At the same time, developers are continuing to modify their business models to reduce reliance on receivables financing. With these improvements to the business environment, the year over year declines in new members are moderating.

        Our Aston segment continues to be impacted by overall macroeconomic conditions. Visitor arrivals in Hawaii have increased 7.2% and 5.9% for the three and six months ended June 30, 2010, respectively, according to the Hawaii Department of Business, Economic Development & Tourism, ("DBEDT"). This is consistent with Aston's managed properties in Hawaii experiencing increases in occupancy partly related to a decrease in available room nights, which led to an increase of 2.6% in RevPAR in Hawaii for the second quarter 2010 despite a decline in average daily rate from the prior year period. For the full year 2010, the DBEDT forecasts a slight increase in visitors to Hawaii and a modest increase in visitor expenditures compared to 2009, both up from the prior quarter's forecast. Separately, a small decrease in ADR for Hawaii has been forecasted for full year 2010 compared to

2009. Beginning in the fourth quarter of 2009, Aston expanded beyond the Hawaiian islands adding certain mainland locations. We expect a ramp-up period for these locations.

        Throughout 2009, we saw continued pressures in the U.S. and global economy related to the global economic downturn, the credit crisis, investment returns, travel health concerns and general negative consumer sentiment, all of which has impacted consumer discretionary spending in travel and leisure services. We expect to continue to operate, for the most part, in a challenging business environment throughout 2010.

Results of operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009:

Revenue

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$87,182	0.3%	$86,897
Aston	14,420	5.5%	13,672

Total revenue	$101,602	1.0%	$100,569

        Revenue for the three months ended June 30, 2010 increased $1.0 million, or 1.0%, from the comparable period in 2009.

        Interval segment revenue increased by $0.3 million from the prior year period. Total member revenue of $82.9 million for the three months ended June 30, 2010, which primarily consists of $32.4 million of membership fees and $48.3 million of transaction revenue, was relatively flat, decreasing $0.1 million, or 0.1%. Total active members in the Interval Network at June 30, 2010 decreased to approximately 1.8 million members as compared to approximately 1.9 million members at June 30, 2009, a decrease of 3.6%. Overall average revenue per member increased 3.5% to $45.51 in the second quarter 2010 from $43.95 in 2009. Transaction revenue increased $0.6 million, or 1.3%, primarily due to a $0.5 million increase in transaction revenue from exchanges and Getaways due to a 1.5% increase in average transaction fees, and an increase of $0.2 million in certain transaction related fees, partially offset by a $0.1 million decrease in reservation servicing fees related to decreases in call volume. Membership fee revenue decreased $0.7 million, or 2.0%, primarily due to a decrease of 3.5% in average active members and unfavorable foreign currency translations of $0.1 million, partially offset by a 1.5% increase in average membership fees.

        Interval segment revenue in the second quarter 2010 was affected by unfavorable foreign currency translations of $0.3 million resulting from the strengthening of the U.S. dollar when compared to 2009. In constant currency, Interval segment revenue for the quarter would have increased $0.6 million in 2010 compared to 2009.

        Aston segment revenue increased 5.5%, or $0.7 million, which included an increase of $1.3 million, or 14.2%, in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. This was related to an increase in average operational headcount related to the addition of new properties and employing existing personnel at another managed property. Aston's fee income earned from managed vacation properties decreased by $0.5 million, or 10.4%, primarily due to a reduction of 3.1% in revenue per available room ("RevPAR") to $81.24 in 2010. Lower average daily rate and a slight decrease in occupancy, led to the overall reduction in RevPAR. However, Aston's RevPAR in Hawaii has shown improvement, increasing 2.6% from the comparable period of 2009 to $86.03, primarily due to an increase in occupancy partly related to a decrease in available room nights, partially offset by lower average daily rate

        We expect overall macroeconomic conditions driving consumer discretionary spending to continue to impact demand and average daily rates. Aston has been generally tracking the results of comparable properties in the Hawaii market.

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$184,723	0.3%	$184,219
Aston	30,717	4.9%	29,276

Total revenue	$215,440	0.9%	$213,495

        Revenue for the six months ended June 30, 2010 increased $1.9 million, or 0.9%, from the comparable period in 2009.

        Interval segment revenue remained relatively flat increasing by $0.5 million from the prior year period. Total member revenue of $176.6 million for the six months ended June 30, 2010, which primarily consists of $64.9 million of membership fees and $107.3 million of transaction revenue, decreased slightly by $0.2 million, or 0.1%. Overall average revenue per member increased 4.0% to $96.85 in the first six months of 2010 from $93.13 in 2009. Membership fee revenue decreased $1.2 million, or 1.8%, primarily due to a decrease of 3.9% in average active members, partially offset by a 2.2% increase in average membership fees and favorable foreign currency translations of $0.1 million. Transaction revenue increased $1.0 million, or 0.9%, due to a $1.2 million increase in transaction revenue from exchanges and Getaways primarily due to a 2.3% increase in average transaction fees, partially offset by a 1.1% decrease in volume for exchanges and Getaways, and an increase of $0.3 million in certain transaction related fees, offset by a decrease of $0.6 million in reservation servicing fees related to decreases in call volume and average fee per call.

        Interval segment revenue in the first six months of 2010 was affected by favorable foreign currency translations of $0.5 million resulting from the weakening of the U.S. dollar when compared to 2009. In constant currency, Interval segment revenue for the first six months in 2010 would have remained flat compared to 2009.

        Aston segment revenue increased 4.9%, or $1.4 million, which included an increase of $2.4 million, or 13.6%, in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. This was related to an increase in average operational headcount related to the addition of new properties and employing existing personnel at another managed property. Aston's fee income earned from managed vacation properties decreased by $1.0 million, or 8.8%, due to a reduction of 5.8% in RevPAR to $91.75 in 2010. Lower average daily rate, partially offset by a slight increase in occupancy, led to the overall reduction in RevPAR. Aston's occupancy rate in Hawaii has shown improvement, increasing 3.9% in the first six months of 2010 as compared to 2009. However, continued competitive pricing pressures remain as reflected in the lower average daily rate which led to a decrease of 2.9% in Aston RevPAR in Hawaii to $94.59 in 2010, which was less than the decrease in overall RevPAR. We expect overall macroeconomic conditions driving consumer discretionary spending to continue to impact demand and average daily rates. Aston has been generally tracking the results of comparable properties in the Hawaii market.

Cost of sales

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$19,430	(9.2)%	$21,390
Aston	12,092	11.0%	10,895

Total cost of sales	$31,522	(2.4)%	$32,285

As a percentage of total revenue	31.0%	(3.4)%	32.1%
Gross margin	69.0%	1.6%	67.9%

        Cost of sales consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in servicing Interval's members and providing services to property owners and/or guests of Aston managed vacation properties, as well as the cost of rental inventory used primarily for Getaways.

        Cost of sales in the second quarter 2010 decreased $0.8 million from 2009, consisting of a $2.0 million decrease from Interval, offset by an increase of $1.2 million from Aston. Overall gross margin increased by 1.6% to 69.0% for the three months ended June 30, 2010 compared to 2009.

        Interval's gross margin increased by 3.1% as compared to the prior year. Interval's cost of sales decreased $2.0 million primarily due to decreases of $1.1 million in compensation and other employee-related costs and decreases in membership fulfillment related expenses. The decrease in Interval's compensation and other employee-related costs is due primarily to a decrease of 7.4% in average operational headcount.

        The increase of $1.2 million in cost of sales from Aston was primarily due to an increase in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. This was related to an increase in average operational headcount related to the addition of new properties and employing existing personnel at another managed property. Aston's gross margin decreased 20.5% as compared to the prior year. Aston has lower gross margins than Interval largely due to the compensation and other employee-related costs of $10.1 million and $8.8 million for the three months ended June 30, 2010 and 2009, respectively, directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up.

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$40,934	(6.3)%	$43,672
Aston	24,769	10.6%	22,388

Total cost of sales	$65,703	(0.5)%	$66,060

As a percentage of total revenue	30.5%	(1.4)%	30.9%
Gross margin	69.5%	0.6%	69.1%

        Cost of sales for the first six months of 2010 decreased $0.4 million from 2009, consisting of a $2.7 million decrease from Interval, offset by an increase of $2.4 million from Aston. Overall gross margin remained relatively flat, increasing by 0.6% to 69.5% for the six months ended June 30, 2010 compared to 2009.

        Interval's gross margin increased by 2.0% as compared to the prior year. Interval's cost of sales decreased primarily due to decreases of $1.5 million in compensation and other employee-related costs and decreases in membership fulfillment related expenses. The decrease in Interval's compensation and other employee-related costs is due primarily to a decrease of 6.5% in average operational headcount.

        The increase of $2.4 million in cost of sales from Aston was primarily due to an increase in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. This was related to an increase in average operational headcount related to the addition of new properties and employing existing personnel at another managed property. Aston's gross margin decreased 17.7% as compared to the prior year. Aston has lower gross margins than Interval largely due to the compensation and other employee-related costs of $20.4 million and $18.0 million for the six months ended June 30, 2010 and 2009, respectively, directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up.

Selling and marketing expense

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Selling and marketing expense	$13,125	(2.1)%	$13,410
As a percentage of total revenue	12.9%	(3.1)%	13.3%

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

        Selling and marketing expense in the second quarter 2010 decreased $0.3 million from 2009, primarily due to decreases in printing costs related to cost efficiencies in the printing of directories and, to a lesser extent, magazines, partially offset by an increase in compensation and other employee-related expenses.

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Selling and marketing expense	$26,656	0.5%	$26,528
As a percentage of total revenue	12.4%	N/M	12.4%

        Selling and marketing expense in the first six months of 2010 remained relatively flat when compared to 2009, increasing $0.1 million, primarily due to an increase in advertising and promotional expenses related to certain sales incentives, offset by a decrease in printing costs related to cost efficiencies in the printing of directories and, to a lesser extent, magazines.

General and administrative expense

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
General and administrative expense	$20,931	2.3%	$20,453
As a percentage of total revenue	20.6%	1.3%	20.3%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, certain facility costs and fees for professional services.

        General and administrative expense in the second quarter 2010 increased $0.5 million from 2009, primarily due to an increase of $0.9 million in overall compensation and other employee-related costs, of which $0.4 million relates to non-cash compensation expense, and increases in IT maintenance and support services of $0.3 million, primarily offset by net gains of $0.9 million in foreign currency remeasurements of operating assets and liabilities denominated in a currency other than the functional currency.

        General and administrative related non-cash compensation expense for the three months ended June 30, 2010 was $2.3 million, an increase of $0.4 million compared to $1.9 million in 2009. The increase in non-cash compensation expense is primarily related to awards granted in March 2010.

        As of June 30, 2010, there was approximately $21.9 million of unrecognized non-cash compensation expense, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 1.9 years.

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
General and administrative expense	$43,221	3.2%	$41,878
As a percentage of total revenue	20.1%	2.3%	19.6%

        General and administrative expense in the first six months of 2010 increased $1.3 million from 2009, primarily due to increases in IT maintenance and support services of $0.6 million, increases in fees for professional services of $0.4 million largely pertaining to due diligence related services involving potential acquisitions, and an increase of $1.0 million in non-cash compensation expense, partially offset by net gains of $0.8 million in foreign currency remeasurements of operating assets and liabilities denominated in a currency other than the functional currency.

        General and administrative related non-cash compensation expense for the six months ended June 30, 2010 was $4.5 million, an increase of $1.0 million compared to $3.6 million in 2009. The increase in non-cash compensation expense is primarily related to awards granted in March 2010 and March 2009.

Amortization Expense of Intangibles

For the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
Amortization	$6,575	1.4%	$6,485	$13,150	1.5%	$12,961
As a percentage of total revenue	6.5%	0.4%	6.4%	6.1%	N/M	6.1%

        Amortization expense of intangibles for the three and six months ended June 30, 2010 was consistent with the comparable 2009 period for both Interval and Aston.

Depreciation Expense

For the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
Depreciation	$2,601	4.3%	$2,494	$5,049	8.4%	$4,657
As a percentage of total revenue	2.6%	3.2%	2.5%	2.3%	7.4%	2.2%

        Depreciation expense for the three and six months ended June 30, 2010 as compared to 2009 increased $0.1 million and $0.4 million, respectively, primarily due to depreciable assets, related to IT initiatives, placed in service subsequent to June 30, 2009.

Operating income

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$28,322	9.1%	$25,966
Aston	(1,474)	(181.3)%	(524)

Total operating income	$26,848	5.5%	$25,442

As a percentage of total revenue	26.4%	4.5%	25.3%

        Operating income for the three months ended June 30, 2010 increased $1.4 million from the comparable period in 2009 primarily due to an increase in revenue of $1.0 million, a decrease in cost of sales of $0.8 million attributable to improved margin, and a decrease of $0.2 million in selling and marketing expense, excluding non-cash compensation expense, due to cost efficiencies, offset by an increase in depreciation and amortization expense of $0.2 million and an increase of $0.3 million in non-cash compensation expense as compared to 2009.

        Operating income for our Interval segment increased $2.4 million to $28.3 million in 2010 from $26.0 million in 2009. The increase in operating losses of $1.0 million at Aston is primarily due to a decrease in gross profit and an increase in general and administrative expense, including non-cash compensation expense. Aston was adversely impacted by seasonality and ramp-up related to the mainland properties acquired subsequent to June 30, 2009.

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$63,018	3.0%	$61,197
Aston	(1,357)	(734.1)%	214

Total operating income	$61,661	0.4%	$61,411

As a percentage of total revenue	28.6%	(0.5)%	28.8%

        Operating income for the first six months of 2010 increased $0.3 million from the comparable period in 2009 primarily due to an increase in revenue of $1.9 million and a decrease in cost of sales, excluding non-cash compensation expense, of $0.3 million attributable to improved margin, offset by increases in sales and marketing and general and administrative expenses of $0.5 million, excluding non-cash compensation expense, an increase in depreciation and amortization expense of $0.6 million and an increase of $0.8 million in non-cash compensation expense as compared to 2009.

        Operating income for our Interval segment increased $1.8 million to $63.0 million in 2010 from $61.2 million in 2009. The decrease in operating income of $1.6 million at Aston is primarily due to a decrease in gross profit and an increase in selling and marketing and general and administrative expense, including non-cash compensation expense. Aston was adversely impacted by ramp-up and seasonality related to the mainland properties acquired subsequent to June 30, 2009.

Earnings Before Interest, Taxes, Depreciation and Amortization

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting."

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$38,327	7.6%	$35,636
Aston	248	(76.1)%	1,036

Total EBITDA	$38,575	5.2%	$36,672

As a percentage of total revenue	38.0%	4.1%	36.5%

        EBITDA in the second quarter 2010 increased $1.9 million from 2009, consisting of a $2.7 million increase from Interval, offset by a decrease of $0.8 million from Aston.

        EBITDA from our Interval segment increased $2.7 million to $38.3 million in 2010 from $35.6 million in 2009. The increase in the Interval segment is primarily due to an increase in gross profit of $2.2 million and a decrease of $0.5 million in selling and marketing and general and administrative expenses, excluding non-cash compensation expense.

        The Aston segment was adversely impacted by reduced management fees attributable to lower gross lodging revenue in Hawaii and by seasonality and ramp-up related to the mainland properties acquired subsequent to June 30, 2009.

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$82,841	3.7%	$79,892
Aston	2,064	(38.1)%	3,333

Total EBITDA	$84,905	2.0%	$83,225

As a percentage of total revenue	39.4%	1.1%	39.0%

        EBITDA for the first six months of 2010 increased $1.7 million from 2009, consisting of $2.9 million increase from Interval, offset by a decrease of $1.3 million from Aston.

        EBITDA from our Interval segment increased $2.9 million to $82.8 million in 2010 from $79.9 million in 2009. The increase in the Interval segment is primarily due to an increase in gross profit of $3.2 million, offset by an increase of $0.2 million in selling and marketing and general and administrative expenses, excluding non-cash compensation expense.

        During the six months ended June 30, 2010, the Aston segment was adversely impacted by reduced management fees attributable to lower RevPAR, and by ramp-up and seasonality related to the mainland properties acquired subsequent to June 30, 2009.

Other income (expense)

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Interest income	$125	(39.9)%	$208
Interest expense	(9,170)	(3.2)%	(9,470)
Other income (expense)	$441	119.7%	$(2,240)

        Interest income decreased $0.1 million for the three months ended June 30, 2010 compared to 2009, primarily due to generally lower interest rates in 2010, partially offset by higher average cash balances in 2010.

        Interest expense in the second quarter 2010 primarily relates to interest and the amortization of debt costs on the $300.0 million face value 9.5% senior notes issued and the senior secured credit facility, which includes a $150.0 million term loan and a $50.0 million revolving credit facility, entered into in connection with the spin-off on August 20, 2008. The senior notes were initially recorded with an original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $0.5 million was amortized in the second quarter of 2010 and of 2009. Lower interest payments in 2010 are due to the lower principal balance outstanding and slightly lower interest rates.

        Other income (expense) primarily relates to gain (loss) on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Favorable fluctuations in foreign currency exchange rates caused a net gain during the three months ended June 30, 2010. The favorable fluctuations in second quarter 2010 were principally driven by U.S. dollar positions held at June 30, 2010 affected by the stronger dollar compared to the Mexican peso.

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Interest income	$203	(66.0)%	$597
Interest expense	(18,184)	(4.0)%	(18,935)
Other expense	$(293)	64.7%	$(830)

        Interest income decreased $0.4 million for the six months ended June 30, 2010 compared to 2009, primarily due to generally lower interest rates in 2010, partially offset by higher average cash balances in 2010.

        Interest expense in 2010 primarily relates to interest and amortization of debt costs on the indebtedness incurred in connection with the spin-off. The senior notes were initially recorded with an original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $1.1 million and $1.0 million was amortized in 2010 and 2009, respectively. Lower interest payments in 2010 are due to the lower principal balance outstanding, slightly lower interest rates.

        Other expense primarily relates to losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. The unfavorable fluctuations in 2010 were principally driven by U.S. dollar positions held at June 30, 2010 affected by the weaker dollar compared to the Colombian peso and the Mexican peso, partly offset by the stronger dollar compared to the British pound.

Income Tax Provision

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

        For the three months ended June 30, 2010 and 2009, ILG recorded income tax provisions of $6.9 million and $5.3 million, respectively, which represent effective tax rates of 38.0% and 38.3%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

        For the six months ended June 30, 2010 and 2009, ILG recorded income tax provisions of $16.7 million and $16.8 million, respectively, which represent effective tax rates of 38.4% and 39.8%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the six months ended June 30, 2009, the effective tax rate increased due to income taxes associated with the effect of a change in California tax law that was enacted during the first quarter of 2009.

        As of June 30, 2010 and December 31, 2009, ILG had unrecognized tax benefits of $0.1 million. There were no material increases or decreases in unrecognized tax benefits for the three and six months ended June 30, 2010. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and six months ended June 30, 2010. As of June 30, 2010, ILG had an accrual of $0.2 million for the payment of interest and penalties.

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

        During the second quarter 2010, the U.K. government announced its Emergency Budget, which contained significant changes for U.K. companies. Included within the budget is a proposed change to reduce the corporate tax rate. From April 1, 2011 the corporate tax rate will be decreased from 28% to 27%. There will subsequently be a 1% reduction in the corporate tax rate each year until the rate reaches 24% on April 1, 2014. This change is expected to be enacted during the third or fourth quarter of 2010. In the period when enacted, the change in the corporate tax rate will initially negatively impact our effective tax rate as the future benefit expected to be realized from our U.K. net deferred tax assets will be decreased; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2010, we had $191.9 million of cash and cash equivalents and restricted cash and cash equivalents, including $55.1 million of U.S. dollar equivalent cash deposits held in foreign jurisdictions, principally the United Kingdom which are subject to changes in foreign exchange rates. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is used as our primary source of liquidity. We believe that our cash on hand along with our anticipated operating future cash flows and availability under our $50.0 million revolving credit facility are sufficient to fund our operating needs, capital expenditures, development and expansion of our operations, debt service, investments and other commitments and contingencies for at least the next twelve months. However, our operating cash flow may be impacted by macroeconomic factors outside of our control.

Venezuela Operations

        We conduct business in Venezuela where currency restrictions exist limiting our ability to immediately access cash through repatriations at the government's official exchange rate. These funds remain available for use within this jurisdiction and are not restricted.

        During 2009, the process of exchanging Venezuelan bolivars ("BsF") to U.S. dollars became increasingly challenging as the government's approval process significantly slowed and became more rigorous. Due to the currency restrictions, a "parallel" market existed whereby entities could exchange Venezuelan bolivars into U.S. dollars through a series of market transactions at a specified, and less favorable, parallel market rate. At December 31, 2009, we determined the parallel market rate was the appropriate rate to use for translating the financial statements of our Venezuelan entity for purposes of consolidation based on the current facts and circumstances of operating in Venezuela. In April 2010, we transferred U.S. dollar equivalent cash of $1.7 million from our Venezuelan entity's Bolivar denominated bank account in Venezuela to our Venezuelan entity's U.S. dollar denominated bank account in the U.S., utilizing the parallel market.

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

        In May 2010, the Venezuelan government enacted reforms to its exchange regulations which increased the control that can be exerted by the Central Bank of Venezuela (BCV) over currency trading and effectively halted the use of the parallel market pending additional regulations. In June 2010, the government introduced additional regulations under a newly regulated foreign currency exchange system (the "SITME") controlled by the BCV. After the enactment of the amended exchange regulations (and cessation of the parallel market), the only foreign currency exchange processes legally available to entities operating in Venezuela are (1) the exchange of currency through Venezuela's Commission for the Administration of Currency Exchange (CADIVI) at one of the two official rates for exchange or (2) the exchange of currency through the SITME at the exchange rate specified by the BCV. Given our historical difficulties in repatriating U.S. dollars at the government's official exchange rate through CADIVI and the closure in May 2010 of the parallel market, effective June 2010 we determined the exchange rate specified by the BCV to transact through the SITME (the "SITME rate") was the most appropriate rate to use for remeasurement purposes at this time. Consequently, in June 2010, we commenced utilizing the SITME rate which was 5.3 BsF per U.S. dollar at the inception of the SITME and through June 30, 2010. The last available parallel market rate utilized prior to our conversion to the SITME rate was 8.3 BsF per U.S. dollar. Our change to the SITME rate during June 2010 resulted in a gain on foreign currency exchange of $0.3 million in that month. This gain was partially offset by previous losses due to the weakening parallel market rate utilized throughout 2010 prior to our change to the SITME rate. The use of the SITME is subject to restrictions including the requirement of domicile in Venezuela and volume restrictions on an entity's trading activity.

        Because our Venezuelan entity operates in a highly inflationary economy, and given the uncertainty surrounding future BCV regulations or changes to the SITME rate, future remeasurements could increase the volatility of our results of operations. However, since the majority of the cash is now held in U.S. dollars, our exposure to this volatility is reduced.

        Additionally, during the second quarter 2010, we restructured the operations of our Venezuelan entity to address the increasing challenges of physically operating in the country. As a result, we have incurred certain immaterial restructuring and severance costs during the quarter. However, we have not sold or substantially liquidated our Venezuelan entity as it continues to operate. We continue to evaluate our Venezuelan entity's ongoing operations given the uncertainties previously mentioned.

        As of June 30, 2010, we had $3.1 million of after tax unrealized loss in other comprehensive income within stockholders' equity pertaining to our Venezuelan entity until such time we sell or substantially liquidate our investment. For the three and six months ended June 30, 2010, our Venezuelan entity generated less than 0.5% of our consolidated net revenues and as of June 30, 2010 represented less than 0.5% of our consolidated assets.

Cash Flows Discussion

        Net cash provided by operating activities increased to $59.3 million in the six months ended June 30, 2010 from $48.4 million in 2009. The increase of $10.9 million from 2009 was principally due to lower income taxes paid of $4.1 million, a $5.0 million payment made in the 2009 period in connection with a long-term service agreement entered into in 2009, and a decrease of interest payments, excluding capitalized interest, of $2.1 million, all partially offset by lower interest income of $0.4 million in 2010. Lower interest payments in 2010 are due to the lower principal balance outstanding, slightly lower interest rates and to the timing of certain interest payments in 2009.

        Net cash used in investing activities of $7.9 million in the six months ended June 30, 2010 resulted from capital expenditures of $8.2 million, offset by a decrease in the restricted cash of $0.5 million related to a collateral agreement for merchant transactions in the United Kingdom. In the six months ended June 30, 2009, net cash used in investing activities was $6.4 million which primarily related to capital expenditures for IT initiatives.

        Net cash used in financing activities of $20.3 million in the six months ended June 30, 2010 was principally due to voluntary principal prepayments of $20.0 million on the term loan and vesting of restricted stock units net of withholding taxes, net of excess tax benefits from stock-based awards and proceeds from the exercise of warrants and stock options. In the six months ended June 30, 2009, net cash used in financing activities of $18.0 million was principally due to principal payments of $17.5 million on the term loan and the release of deferred restricted stock units, net of withholding taxes.

        We have a senior secured credit facility which matures on July 25, 2013 and consists of a $50.0 million revolving credit facility (the "Revolver") and $150.0 million term loan (the "Term Loan"). During 2009, we paid $34.0 million of principal payments on the Term Loan, which included scheduled principal payments through December 31, 2009 and $4.0 million of which was applied pro rata to the remaining scheduled principal payments. During the first six months of 2010, we paid $20 million of principal payments on the Term Loan which included voluntary prepayment of the first quarter 2011 scheduled principal payment and $14.6 million which was applied pro rata to the remaining scheduled principal payments. As of June 30, 2010, we had $96.0 million outstanding on the Term Loan. There have been no borrowings under the Revolver through June 30, 2010. In addition, on August 19, 2008, we issued $300.0 million of aggregate principal amounts of 9.5% Senior Notes due 2016 (the "Interval Senior Notes"), reduced by the original issue discount of $23.5 million of which $19.6 million remains unamortized at June 30, 2010. The secured credit facility effectively ranks prior to the Interval Senior Notes to the extent of the value of the assets that secure it.

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants, requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated EBITDA, as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of June 30, 2010, we were in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.65 and 4.49, respectively.

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At June 30, 2010, guarantees, surety bonds and letters of credit totaled $23.9 million. Guarantees represent $21.2 million of this total and primarily relate to Aston's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to each other. In addition, certain of Aston's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and Aston either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of June 30, 2010, amounts are not expected to be significant, individually or in the aggregate. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of June 30, 2010, amounts pending reimbursements are not significant.

Contractual Obligations and Commercial Commitments

        Contractual obligations and commercial commitments at June 30, 2010 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$396,000	$4,721	$70,278	$21,001	$300,000
Debt interest(a)	184,353	31,529	61,722	57,552	33,550
Purchase obligations(b)	18,390	6,178	4,877	4,413	2,922
Operating leases	64,416	9,600	16,698	14,006	24,112

Total contractual obligations	$663,159	$52,028	$153,575	$96,972	$360,584

(a)
Debt principal and debt interest represent principal and interest to be paid on our Term Loan, Interval Senior Notes and certain fees associated with our credit facility. Interest on the Term Loan is calculated using the prevailing rates as of June 30, 2010.

(b)
The purchase obligations primarily relate to future commitments for marketing, operational support services, membership fulfillment benefits and guaranteed purchases of rental inventory.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$23,862	$10,223	$5,266	$3,412	$4,961

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

Seasonality

        Refer to Note 1 in the consolidated financial statements for a discussion on the impact of seasonality.

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

 ILG'S PRINCIPLES OF FINANCIAL REPORTING

Definition of ILG's Non-GAAP Measure

        Earnings Before Interest, Taxes, Depreciation and Amortization is defined as net income excluding, if applicable: (1) non-cash compensation expense, (2) depreciation expense, (3) amortization expense of intangibles, (4) goodwill and asset impairments, (5) income taxes, (6) interest income and interest expense and (7) other non-operating income and expense. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies. We believe this measure is useful to investors because it represents the consolidated operating results from our segments, excluding the effects of any non-cash expenses. We also believe this non-GAAP financial measure improves the transparency of our disclosures, provides a meaningful presentation of our results from our business operations, excluding the impact of certain items not related to our core business operations and improves the period to period comparability of results from business operations. EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including non-cash compensation. We endeavor to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

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

        Constant Currency represents current period results of operations determined by translating our functional currency results to U.S. dollars (our reporting currency) using the actual blended rate of translation from the comparable prior period. We believe that this measure improves the period to period comparability of results from business operations as it eliminates the effect of foreign currency translation.

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

RECONCILIATION OF EBITDA

        The following tables reconcile EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three and six months ended June 30, 2010 and 2009 (in thousands). The noncontrolling interest relates to Aston.

	For the Three Months Ended June 30, 2010
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Interval	$38,327	$(2,365)	$(2,383)	$(5,257)	$28,322
Aston	248	(186)	(218)	(1,318)	(1,474)

Total	$38,575	$(2,551)	$(2,601)	$(6,575)	26,848

Interest expense, net					(9,045)
Other income, net					441

Earnings before income taxes and noncontrolling interest					18,244
Income tax provision					(6,927)

Net income					11,317
Net loss attributable to noncontrolling interest					3

Net income attributable to common stockholders					$11,320

	For the Three Months Ended June 30, 2009
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Interval	$35,636	$(2,128)	$(2,293)	$(5,249)	$25,966
Aston	1,036	(123)	(201)	(1,236)	(524)

Total	$36,672	$(2,251)	$(2,494)	$(6,485)	25,442

Interest expense, net					(9,262)
Other expense, net					(2,240)

Earnings before income taxes and noncontrolling interest					13,940
Income tax provision					(5,337)

Net income					8,603
Net loss attributable to noncontrolling interest					1

Net income attributable to common stockholders					$8,604

	For the Six Months Ended June 30, 2010
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Interval	$82,841	$(4,666)	$(4,643)	$(10,514)	$63,018
Aston	2,064	(379)	(406)	(2,636)	(1,357)

Total	$84,905	$(5,045)	$(5,049)	$(13,150)	61,661

Interest expense, net					(17,981)
Other expense, net					(293)

Earnings before income taxes and noncontrolling interest					43,387
Income tax provision					(16,657)

Net income					26,730
Net loss attributable to noncontrolling interest					3

Net income attributable to common stockholders					$26,733

	For the Six Months Ended June 30, 2009
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Interval	$79,892	$(3,955)	$(4,251)	$(10,489)	$61,197
Aston	3,333	(241)	(406)	(2,472)	214

Total	$83,225	$(4,196)	$(4,657)	$(12,961)	61,411

Interest expense, net					(18,338)
Other expense, net					(830)

Earnings before income taxes and noncontrolling interest					42,243
Income tax provision					(16,804)

Net income					25,439
Net income attributable to noncontrolling interest					(1)

Net income attributable to common stockholders					$25,438

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

        In addition, we are exposed to foreign currency risk related to transactions and/or assets and liabilities denominated in a currency other than the functional currency. Historically, we have not hedged currency risks. Operating foreign exchange net gain for the three and six months ended June 30, 2010 were $0.9 million and $0.8 million, respectively, attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency, primarily related to Euro denominated Value Added Tax liabilities. Non-operating foreign exchange net gain for the three months ended June 30, 2010 was $0.4 million while the three months ended June 30, 2009 experienced a net loss of $2.2 million, both attributable to cash held in certain countries in currencies other than their functional currency. Non-operating foreign exchange net loss for the six months ended June 30, 2010 and 2009 were $0.3 million and $0.8 million, respectively.

This was principally driven by U.S. dollar positions held at June 30, 2010 and 2009 affected by the shift in the value of the dollar primarily to the British pound, Mexican peso, and Colombian peso. The Venezuelan Bolivar cash held impacted our foreign exchange net loss in the first six months of 2010 given our change to the U.S. dollar as the functional currency for that entity due to highly inflationary accounting, partially offset by a gain realized in June 2010 due to our change from the parallel market rate to the SITME rate for remeasurement purposes, as more fully discussed in our Financial Position, Liquidity and Capital Resources section. However, in April 2010, we transferred the majority of the cash from our Venezuelan entity's Bolivar denominated bank account in Venezuela to our Venezuelan entity's U.S. dollar denominated bank account in the U.S. and consequently reduced the exposure going forward.

        As we increase our operations in international markets we become increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three and six months ended June 30, 2010 would result in an approximate change to revenue of $0.8 million and $1.8 million, respectively. There have been no material quantitative changes in market risk exposures since December 31, 2009.

Interest Rate Risk

        At June 30, 2010, we had $96.0 million outstanding under the term loan facility. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $1.0 million. Additionally, at June 30, 2010, we had $300.0 million (face amount) of Interval Senior Notes that bear interest at a fixed amount. If market rates decline, we run the risk that the required payments on the fixed rate debt will exceed those based on market rates. Based on our mix of fixed rate and floating rate debt and cash balances, we do not currently hedge our interest rate exposure. There have been no material quantitative changes in market risk exposures since December 31, 2009.

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

 PART II

OTHER INFORMATION

Item 1.    Not applicable.

Item 1A.    Risk Factors

        The following risk factor supplements the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009:

Decreased demand for travel due to the effects of the oil spill in the Gulf of Mexico could adversely affect our business.

        In late April 2010, an oil drilling platform exploded and sank in the Gulf of Mexico, causing a sizable oil spill. The oil spill has negatively impacted the condition and desirability as a vacation destination of beachfront and coastal properties in some parts of the gulf coast and may affect a greater number of properties as it moves and is affected by currents. The oil spill may result in a decrease and/or delay in demand for exchanges and Getaways to and purchases of vacation ownership interests in regions affected or perceived to be affected. This decrease and/or delay in demand, depending on its scope and duration, could adversely affect our business, financial performance and results of operations.

Items 2-5.    Not applicable.

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.
3.2	Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG's Quarterly Report on Form 10-Q, filed on August 11, 2009.
3.3	Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on August 25, 2008.
10.26†	Form of Terms and Conditions of Director Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit Number	Description	Location
31.3†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.3††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

†
Filed herewith.

††
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2010

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
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (Unaudited)
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