Form 10-Q
period 2010-09-30
Interval Leisure Group, Inc.
filed 2010-11-05
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 5, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
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

        As of November 1, 2010, 57,079,992 shares of the registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$100,488	$97,757	$315,928	$311,252
Cost of sales	31,175	30,224	96,878	96,284

Gross profit	69,313	67,533	219,050	214,968
Selling and marketing expense	12,533	12,799	39,189	39,327
General and administrative expense	22,802	22,463	66,023	64,341
Amortization expense of intangibles	6,575	6,501	19,725	19,462
Depreciation expense	2,644	2,701	7,693	7,358

Operating income	24,759	23,069	86,420	84,480
Other income (expense):
Interest income	120	183	323	780
Interest expense	(8,847)	(9,359)	(27,031)	(28,294)
Other expense, net	(702)	(439)	(995)	(1,269)

Total other expense, net	(9,429)	(9,615)	(27,703)	(28,783)

Earnings before income taxes and noncontrolling interest	15,330	13,454	58,717	55,697
Income tax provision	(6,038)	(5,317)	(22,695)	(22,121)

Net income	9,292	8,137	36,022	33,576
Net loss attributable to noncontrolling interest	—	2	3	1

Net income attributable to common stockholders	$9,292	$8,139	$36,025	$33,577

Earnings per share attributable to common stockholders:
Basic	$0.16	$0.14	$0.63	$0.60
Diluted	$0.16	$0.14	$0.63	$0.59
Weighted average number of common stock outstanding:
Basic	56,993	56,424	56,835	56,371
Diluted	57,722	57,214	57,631	56,882

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$189,051	$160,014
Restricted cash and cash equivalents	2,630	5,243
Accounts receivable, net of allowance of $173 and $431, respectively	26,231	24,219
Deferred income taxes	20,208	20,052
Deferred membership costs	14,315	14,433
Prepaid income taxes	7,263	5,221
Prepaid expenses and other current assets	19,508	17,566

Total current assets	279,206	246,748
Property and equipment, net	49,602	44,400
Goodwill	479,867	479,867
Intangible assets, net	119,600	139,324
Deferred membership costs	20,604	21,411
Deferred income taxes	6,112	6,162
Other non-current assets	24,215	20,669

TOTAL ASSETS	$979,206	$958,581

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$8,644	$11,672
Deferred revenue	100,528	96,541
Interest payable	2,621	9,748
Accrued compensation and benefits	13,903	15,283
Member deposits	9,992	9,521
Accrued expenses and other current liabilities	33,766	31,522
Current portion of long-term debt	—	—

Total current liabilities	169,454	174,287
Long-term debt, net of current portion	366,966	395,290
Other long-term liabilities	10,988	1,746
Deferred revenue	132,079	134,236
Deferred income taxes	80,171	76,224

Total liabilities	759,658	781,783

Redeemable noncontrolling interest	419	422
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock, none issued and outstanding	—	—
Common stock $.01 par value; authorized 300,000,000 shares, 57,075,758 and 56,543,016 issued and outstanding shares, respectively	571	565
Additional paid-in capital	161,514	156,260
Retained earnings	65,812	29,787
Accumulated other comprehensive loss	(8,768)	(10,236)

Total stockholders' equity	219,129	176,376

TOTAL LIABILITIES AND EQUITY	$979,206	$958,581

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Total Stockholders' Equity			Additional Paid-in Capital	Retained Earnings
		Amount	Shares
	(In thousands, except share data)
Balance as of December 31, 2009	$176,376	$565	56,543,016	$156,260	$29,787	$(10,236)
Comprehensive income:
Net income attributable to common stockholders	36,025	—	—	—	36,025	—
Foreign currency translation gains, net	1,468	—	—	—	—	1,468

Comprehensive income	37,493
Non-cash compensation expense	7,638	—	—	7,638	—	—
Issuance of common stock upon exercise of stock options	350	—	42,935	350	—	—
Release of common stock in escrow upon exercise of IAC warrants	249	—	—	249	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(2,966)	6	489,807	(2,972)	—	—
Deferred stock compensation expense	(11)	—	—	(11)	—	—

Balance as of September 30, 2010	$219,129	$571	57,075,758	$161,514	$65,812	$(8,768)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$36,022	$33,576
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	19,725	19,462
Amortization of debt issuance costs	1,834	2,080
Depreciation expense	7,693	7,358
Accretion of original issue discount	1,676	1,500
Non-cash compensation expense	7,638	6,785
Deferred income taxes	3,770	17,269
Excess tax benefits from stock-based awards	(966)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,085)	(7,104)
Prepaid expenses and other current assets	1,457	3,950
Accounts payable and other current liabilities	(10,486)	(1,659)
Deferred revenue	2,751	2,915
Income taxes payable	(1,912)	(16,388)
Other, net	4,553	(3,585)

Net cash provided by operating activities	71,670	66,159

Cash flows from investing activities:
Changes in restricted cash	372	1,135
Capital expenditures	(12,872)	(11,608)

Net cash used in investing activities	(12,500)	(10,473)

Cash flows from financing activities:
Principal payments on term loan	(30,000)	(26,250)
Proceeds from the exercise of stock options	350	342
Proceeds from the exercise of warrants	249	—
Vesting of restricted stock units, net of withholding taxes	(2,509)	(701)
Excess tax benefits from stock-based awards	966	—
Release of deferred restricted stock units, net of withholding taxes	—	(430)

Net cash used in financing activities	(30,944)	(27,039)

Effect of exchange rate changes on cash and cash equivalents	811	4,471

Net increase in cash and cash equivalents	29,037	33,118
Cash and cash equivalents at beginning of period	160,014	120,277

Cash and cash equivalents at end of period	$189,051	$153,395

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$30,276	$33,326
Income taxes, net of refunds	$20,839	$21,342

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Restatement

        In our consolidated statements of income, a restatement has been made to the three and nine month periods ended September 30, 2009. This restatement represents the correction of a prior period accounting error related to the pass-through revenue of our Aston reporting unit. Pass-through revenue represents the compensation and other employee-related costs directly associated with Aston's management of the properties that are included in both revenue and cost of sales and that are passed on to the property owners without mark-up. The error resulted from the exclusion of certain employee-

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

related costs which otherwise should be included in pass-through revenue. The exclusion of these employee-related costs had no impact on our previously issued consolidated balance sheets, operating income, net income or per share amounts. This restatement only affects the presentation of our pass-through revenue and related cost of sales in our consolidated statements of income. The table below summarizes, for the periods presented, the effect of this restatement to revenue and cost of sales previously reported (in thousands).

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Increase in revenue	$436	$1,289
Increase in cost of sales	436	1,289

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

	Three Months Ended September 30, 2009
	As Previously Reported	Restatement	As Restated
Revenue	$97,321	$436	$97,757
Cost of sales	29,788	436	30,224

	Nine Months Ended September 30, 2009
	As Previously Reported	Restatement	As Restated
Revenue	$309,963	$1,289	$311,252
Cost of sales	94,995	1,289	96,284

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2009 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the three and nine months ended September 30, 2010.

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

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders for the three and nine months ended September 30, 2010 do not include approximately 1.4 million stock options and restricted stock units ("RSUs"), as the effect of their inclusion would have been antidilutive to earnings per share. Similarly, the computations of diluted earnings per share available to common stockholders for the three and nine months ended September 30, 2009, do not include approximately 2.7 million and 3.5 million, respectively, of stock options and RSUs.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic weighted average shares of common stock outstanding	56,993	56,424	56,835	56,371
Net effect of common stock equivalents assumed to be exercised related to RSUs	686	728	744	468
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	43	62	52	43

Diluted weighted average shares of common stock outstanding	57,722	57,214	57,631	56,882

Recent Accounting Pronouncements

        With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

        In July 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" ("ASU 2010-20"). ASU 2010-20 requires enhanced disclosures about the credit quality of financing receivables and the allowance for credit losses. These enhanced disclosures include, but are not limited to, a greater level of disaggregated and qualitative information about the credit quality of their financing receivables and their allowances for credit losses. The required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.

        In February 2010, the FASB issued ASU 2010-08, "Technical Corrections to Various Topics" ("ASU 2010-08"). ASU 2010-08 is the result of the FASB's review of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB's original intent. The FASB believes the related changes to U.S. GAAP are generally nonsubstantive in nature and will not result in pervasive changes to current practice. However, the FASB notes it is possible that the application of the guidance may result in a change to existing practice. ASU 2010-08 provides certain clarifications on embedded derivatives and hedging within ASC Topic 815, "Derivatives and

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Hedging" ("ASC 815"), which caused a change in the application of that standard with respect to certain embedded derivatives. The clarifications of ASC 815 are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. All other amendments are effective for the first reporting period (including interim periods) beginning after the date this ASU was issued. The adoption of this accounting update did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements," (amendments to ASC Topic 605, "Revenue Recognition") ("ASU 2009-13"). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25. The revised guidance modifies the criteria for recognizing revenue in multiple element arrangements and expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We do not anticipate a significant impact on our consolidated financial statements from the adoption of this standard.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

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

        As of October 1, 2009, we performed our required annual impairment test by reviewing the carrying value of goodwill and indefinite-lived intangible assets of each of our reporting units. We performed the first step of the two step impairment test on both our Interval and Aston reporting units and concluded that Interval's fair value significantly exceeded its carrying value, however, the carrying value of our Aston reporting unit exceeded its fair value by 6%. Consequently, we performed the second step of the impairment test for the Aston reporting unit to measure the amount of any impairment loss. The resulting analysis concluded Aston's implied fair value of goodwill exceeded the carrying value of goodwill and, therefore, no impairment loss was recorded. The excess in the implied fair value of goodwill over its carrying value is attributable to declines in the fair value of other assets or group of assets.

        During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual goodwill impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions. For the year ended December 31, 2009, we did not identify any triggering events that would more likely than not reduce the fair value of either of our reporting units below its carrying value which would have required an interim impairment test prior or subsequent to our annual impairment test as of October 1, 2009.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

        From the date of our last impairment test, March 31, 2010 for Aston and October 1, 2009 for Interval, through September 30, 2010, we did not identify any triggering events that would more likely than not reduce the fair value of either of our reporting units below its carrying value which would have required an interim impairment test. The annual goodwill impairment test as of October 1, 2010 is expected to be completed during the fourth quarter 2010.

        The balance of goodwill and other intangible assets, net is as follows (in thousands):

	September 30, 2010	December 31, 2009
Goodwill	$479,867	$479,867
Other intangible assets with indefinite lives	35,300	35,300
Intangible assets with definite lives, net	84,300	104,024

Total goodwill and other intangible assets, net	$599,467	$619,191

        There were no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2010. Goodwill related to the Interval and Aston segments (each a reporting unit) was $474.7 million and $5.2 million, respectively, as of September 30, 2010 and December 31, 2009.

        Intangible assets with indefinite lives relate principally to tradenames and trademarks. At September 30, 2010, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(103,877)	$25,623
Purchase agreements	73,500	(58,957)	14,543
Resort management contracts	45,700	(10,881)	34,819
Technology	24,630	(24,630)	—
Other	17,151	(7,836)	9,315

Total	$290,481	$(206,181)	$84,300

        As of March 31, 2010, as a consequence of Aston failing step-one of the two step process for testing goodwill for impairment, we performed a recoverability test on an asset group within our Aston reporting unit. The asset group consisted of Aston's property management contracts and wholesaler agreements definite-lived intangible assets, certain real estate assets owned by Aston and used in the purveyance of revenue generating services pursuant to the aforementioned property management

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

contracts and wholesaler agreements, and Aston's tradename definite-lived intangible asset. The resulting recoverability analysis concluded that the undiscounted estimated future cash flows of the asset group exceeded its carrying value by approximately 19% of the asset group's carrying value. Accordingly, the asset group was not considered impaired. The measurement period used for the recoverability analysis was 11 years, the remaining estimated useful life of the property management contracts asset (the asset group's primary asset). The fact that the asset group's cash flows exceeded their carrying amounts in our recoverability test is largely because, pursuant to U.S. GAAP, this analysis utilizes an undiscounted cash flow approach. This method differs from the manner in which the fair value of the asset group is calculated as part of our step-two goodwill and other intangibles impairment analysis previously discussed. From the date of our last recoverability test, March 31, 2010, through September 30, 2010, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (asset group) may be impaired.

        At December 31, 2009, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(94,161)	$35,339
Purchase agreements	73,500	(53,443)	20,057
Resort management contracts	45,700	(8,433)	37,267
Technology	24,630	(24,630)	—
Other	17,151	(5,790)	11,361

Total	$290,481	$(186,457)	$104,024

        Amortization of intangible assets with definite lives is computed primarily on a straight-line basis. Total amortization expense for intangible assets with definite lives was $6.6 million and $6.5 million for the three months ended September 30, 2010 and 2009, respectively, and $19.7 million and $19.5 million for the nine months ended September 30, 2010 and 2009, respectively. Based on December 31, 2009 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2010	$25,972
2011	25,903
2012	19,650
2013	4,373
2014	4,350
2015 and thereafter	23,776

$104,024

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	September 30, 2010	December 31, 2009
Computer equipment	$17,712	$14,978
Capitalized software	49,312	45,423
Buildings and leasehold improvements	21,140	21,080
Furniture and other equipment	10,906	10,629
Projects in progress	15,663	10,011

	114,733	102,121
Less: accumulated depreciation and amortization	(65,131)	(57,721)

Total property and equipment, net	$49,602	$44,400

NOTE 5—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	September 30, 2010	December 31, 2009
9.5% Interval Senior Notes, net of unamortized discount of $19,034 and $20,710, respectively	$280,966	$279,290
Term loan (interest rate of 2.76% at September 30, 2010 and 2.73% at December 31, 2009)	86,000	116,000
Revolving credit facility	—	—

Total debt	366,966	395,290
Less: current maturities	—	—

Total long-term debt, net of current maturities	$366,966	$395,290

9.5% Interval Senior Notes

        In connection with the spin-off of ILG, on July 17, 2008, Interval Acquisition Corp., a subsidiary of ILG, ("Issuer") agreed to issue $300.0 million of aggregate principal amount of 9.5% Senior Notes due 2016 ("Interval Senior Notes") to IAC, and IAC agreed to exchange such Interval Senior Notes for certain of IAC's 7% senior unsecured notes due 2013 pursuant to a notes exchange and consent agreement. The issuance occurred on August 19, 2008 with original issue discount of $23.5 million, based on the difference between the interest rate on the notes and the effective interest rate that would have been payable on the notes if issued in a market transaction based on market conditions existing on July 17, 2008, the date of pricing, estimated to be 11%. The exchange occurred on August 20, 2008. Interest on the Interval Senior Notes is payable semi-annually in cash in arrears on September 1 and March 1 of each year, commencing March 1, 2009. The Interval Senior Notes are guaranteed by all entities that are domestic subsidiaries of the Issuer and by ILG. The Interval Senior Notes are redeemable by the Issuer in whole or in part, on or after September 1, 2012, at a redemption price

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the event of a change of control (as defined in the indenture), the Issuer is obligated to make an offer to all holders to purchase the Interval Senior Notes at a price equal to 101% of the face amount. The change of control put option is a derivative that, upon adoption of ASU 2010-08, is not required to be bifurcated from the host instrument. Prior to the adoption of ASU 2010-08, this derivative was not bifurcated as the value of the derivative was not material to our financial position and results of operations. Subject to specified exceptions, the Issuer is required to make an offer to purchase Interval Senior Notes at a price equal to 100% of the face amount, in the event the Issuer or its restricted subsidiaries complete one or more asset sales and more than $25.0 million of the aggregate net proceeds are not invested (or committed to be invested) in the business or used to repay senior debt within one year after receipt of such proceeds. The original issue discount is being amortized to "Interest expense" using the effective interest method through maturity.

Senior Secured Credit Facility

        In connection with the spin-off of ILG, on July 25, 2008, the Issuer entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan, of which $86.0 million is outstanding at September 30, 2010, and a $50.0 million revolving credit facility.

        As of September 30, 2010, the remaining principal amount of the term loan is payable quarterly through July 25, 2013 ($4.7 million quarterly for fiscal years 2011 and 2012, excluding first, second and third quarter 2011 which has been voluntarily pre-paid, and approximately $21.0 million quarterly thereafter). During 2009, we made $34.0 million of principal payments on the term loan, which included scheduled principal payments through December 31, 2010 and $4.0 million of which was applied pro rata to the remaining scheduled principal payments. During the first nine months of 2010, we paid $30.0 million of principal payments on the term loan which included a voluntary prepayment of the first, second and third quarter of the 2011 scheduled principal payments and $0.6 million which was applied pro rata to the remaining scheduled principal payments. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rates per annum applicable to loans under the senior secured credit facility are, at the Issuer's option, equal to either a base rate or a LIBOR rate plus an applicable margin, which varies with the total leverage ratio of the Issuer. As of September 30, 2010, the applicable margin was 2.50% per annum for LIBOR term loans, 2.00% per annum for LIBOR revolving loans, 1.50% per annum for base rate term loans and 1.00% per annum for base rate revolving loans. The revolving credit facility has a facility fee of 0.50%.

        We have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $20,000 at September 30, 2010, leaving $50.0 million of borrowing capacity at September 30, 2010. There have been no borrowings under the revolving credit facility through September 30, 2010.

        All obligations under the senior secured credit facilities are unconditionally guaranteed by ILG and each of the Issuer's existing and future direct and indirect domestic subsidiaries, subject to certain

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

exceptions, and are secured by substantially all their assets. The secured credit facility ranks prior to the Interval Senior Notes to the extent of the value of the assets that secure it.

Restrictions and Covenants

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of September 30, 2010, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.54 and 4.60, respectively.

Debt Issuance Costs

        At September 30, 2010, total unamortized debt issue costs were $7.8 million, net of $5.6 million of accumulated amortization, which was included in "Other non-current assets." Debt issuance costs are amortized to "Interest expense" through maturity of the related debt using the effective interest method.

NOTE 6—FINANCIAL INSTRUMENTS

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the three and nine months ended September 30, 2010. Our financial instruments

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 6—FINANCIAL INSTRUMENTS (Continued)

include guarantees, letters of credit and surety bonds. These commitments are in place to facilitate our commercial operations.

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$189,051	$189,051	$160,014	$160,014
Restricted cash and cash equivalents	2,630	2,630	5,243	5,243
Total debt	(366,966)	(413,000)	(395,290)	(443,000)
Guarantees, surety bonds and letters of credit	N/A	(21,541)	N/A	(29,166)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have original maturities of three months or less. Under the fair value hierarchy established in ASC 820, cash and cash equivalents and restricted cash and cash equivalents are stated at fair value based on quoted prices in active markets for identical assets or liabilities. Borrowings under our Interval Senior Notes and term loan are carried at historical cost and adjusted for amortization of the discount on our Interval Senior Notes and principal payments. The fair value of these borrowings was estimated using quoted prices for our Interval Senior Notes as of September 30, 2010 and December 31, 2009 and inputs other than quoted prices that are observable for the term loan as of September 30, 2010 and December 31, 2009, either directly or indirectly, which are intrinsic to the terms of the related agreement, such as interest rates and credit risk. The guarantees, surety bonds, and letters of credit represent liabilities that are carried on our balance sheet only when a future related contingent event becomes probable and reasonably estimable.

NOTE 7—STOCKHOLDERS' EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At September 30, 2010, there were 57.1 million shares of ILG common stock issued and outstanding.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of September 30, 2010. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

Stockholder Rights Plan

        In June 2009, ILG's Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a stockholders rights plan and declared a dividend of one right for each outstanding share of common stock held by our stockholders of record as of the close of business on June 22, 2009. The rights attach to any additional shares of common stock issued after June 22, 2009. These rights, which trade with the shares of our common stock, currently are not exercisable. Under the rights plan, these rights will be exercisable if a person or group acquires or commences a tender or exchange offer for 15% or more of our common stock. The rights plan provides certain exceptions for

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 7—STOCKHOLDERS' EQUITY (Continued)

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

NOTE 8—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG originally provided a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to IRS restrictions. Effective March 1, 2009, we suspended matching contributions. There were no matching contributions for the ILG plan for the three and nine months ended September 30, 2010 and there was approximately $0.3 million for the nine months ended September 30, 2009 pertaining to the first quarter 2009 period. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 19,509 share units were outstanding at September 30, 2010. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

NOTE 9—STOCK-BASED COMPENSATION

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. All outstanding award agreements provide for settlement, upon vesting, in stock for U.S. employees. For non-U.S. employees, all grants issued prior to the spin-off provide for settlement upon vesting in cash, while grants since the spin-off provide for settlement upon vesting in stock. Each RSU is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Certain RSUs, in addition, are subject to attaining specific performance criteria. ILG recognizes non-cash compensation expense for all RSUs held by ILG's employees (including RSUs for stock of IAC or the other spun-off companies held by ILG employees) for which vesting is considered probable. For RSUs to be settled in stock, the accounting charge is measured at the grant date as the fair value of ILG common stock and expensed on a straight-line basis as non-cash compensation over the vesting term. The expense associated with RSU awards (including RSUs for stock of IAC or the other spun-off companies) to be settled in cash is

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock, as compensation expense within general and administrative expense.

        On August 20, 2008, ILG established the ILG 2008 Stock and Annual Incentive Plan (the "2008 Incentive Plan") which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares of common stock were issued. At the time of the spin-off, an additional 5.0 million shares of common stock were reserved for issuance under the 2008 Incentive Plan. As of September 30, 2010, 2.4 million shares are reserved for future grants under this plan.

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

        Non-cash compensation expense related to RSUs was $2.6 million for the three months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009, non-cash compensation expense related to RSUs was $7.6 million and $6.8 million, respectively. At September 30, 2010, there was approximately $19.7 million of unrecognized compensation cost, net of forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 1.9 years.

        The amount of stock-based compensation expense recognized in the consolidated statements of income is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant-date value of the award tranche that is actually vested at that date.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of sales	$115	$180	$341	$480
Selling and marketing expense	163	212	471	557
General and administrative expense	2,315	2,197	6,826	5,748

Non-cash compensation expense	$2,593	$2,589	$7,638	$6,785

        The following table summarizes RSU activity during the nine months ended September 30, 2010:

	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	2,643	$12.46
Granted	543	13.34
Vested	(724)	15.28
Forfeited	(15)	20.50

Non-vested RSUs at September 30	2,447	$11.95

        In connection with the acquisition of Aston by ILG in 2007, a member of Aston's management was granted non-voting restricted common equity in Aston. This award was granted on May 31, 2007 and was initially measured at fair value, which is being amortized over the vesting period. This award vests ratably over four and a half years, or earlier based upon the occurrence of certain prescribed events. These shares are subject to a put right by the holder and a call right by ILG, which are not exercisable until the first quarter of 2013 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of Aston. The initial value of the preferred interest was equal to the acquisition price of Aston. The preferred interest accretes at a 10% annual rate. Upon exercise of the put or call, the consideration is payable in ILG shares or cash or a combination thereof at ILG's option. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price. The unrecognized compensation cost related to this equity award is $0.1 million at September 30, 2010 and December 31, 2009.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

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

        Information on reportable segments and a reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interval
Revenue	$83,649	$83,290	$268,372	$267,509
Cost of sales	18,165	18,755	59,099	62,427

Gross profit	65,484	64,535	209,273	205,082
Selling and marketing expense	11,781	12,054	36,878	37,149
General and administrative expense	21,546	21,058	62,063	60,573
Amortization expense	5,257	5,265	15,771	15,754
Depreciation expense	2,426	2,504	7,069	6,755

Segment operating income	$24,474	$23,654	$87,492	$84,851

Aston
Revenue	$16,839	$14,467	$47,556	$43,743
Cost of sales	13,010	11,469	37,779	33,857

Gross profit	3,829	2,998	9,777	9,886
Selling and marketing expense	752	745	2,311	2,178
General and administrative expense	1,256	1,405	3,960	3,768
Amortization expense	1,318	1,236	3,954	3,708
Depreciation expense	218	197	624	603

Segment operating income (loss)	$285	$(585)	$(1,072)	$(371)

Consolidated
Revenue	$100,488	$97,757	$315,928	$311,252
Cost of sales	31,175	30,224	96,878	96,284

Gross profit	69,313	67,533	219,050	214,968
Direct segment operating expenses	44,554	44,464	132,630	130,488

Operating income	$24,759	$23,069	$86,420	$84,480

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 10—SEGMENT INFORMATION (Continued)

        ILG maintains operations in the United States and other international territories, primarily the United Kingdom. Geographic information on revenue, which is based on sourcing, and long-lived assets, which are based on physical location, is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
United States	$85,091	$82,053	$266,307	$261,453
All other countries	15,397	15,704	49,621	49,799

Total	$100,488	$97,757	$315,928	$311,252

	September 30, 2010	December 31, 2009
Long-lived assets (excluding goodwill and other intangible assets):
United States	$48,274	$43,156
All other countries	1,328	1,244

Total	$49,602	$44,400

NOTE 11—COMPREHENSIVE INCOME

        Comprehensive income is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to common stockholders	$9,292	$8,139	$36,025	$33,577
Foreign currency translation gains (losses)	2,270	(325)	1,468	2,333

Comprehensive income	$11,562	$7,814	$37,493	$35,910

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

SEPTEMBER 30, 2010

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

        For the three and nine months ended September 30, 2010, ILG recorded an income tax provision of $6.0 million and $22.7 million, respectively, which represents effective tax rates of 39.4% and 38.7% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

        For the three and nine months ended September 30, 2009, ILG recorded an income tax provision of $5.3 million and $22.1 million, respectively, which represents effective tax rates of 39.5% and 39.7% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

        As of September 30, 2010, ILG's unrecognized tax benefits were de minimis and, as of December 31, 2009, ILG had unrecognized tax benefits of approximately $0.1 million. During the three and nine months ended September 30, 2010, the unrecognized tax benefits decreased by approximately $0.1 million as a result of settlements with taxing authorities. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and nine months ended September 30, 2010. As of September 30, 2010, ILG had accrued $0.2 million for the payment of interest and penalties.

        ILG believes that in its ordinary course of business, it is reasonably possible that its unrecognized tax benefits will not increase or decrease significantly within twelve months of the current reporting date. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

        By virtue of previously filed separate company and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 12—INCOME TAXES (Continued)

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

        The Internal Revenue Service (IRS) is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes our operations from September 24, 2002, our date of acquisition by IAC. The statute of limitations for these years has been extended to December 31, 2011. The IRS examination for these years is expected to be completed in 2011. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination, the most significant of which are California, New York State and New York City, for various tax years beginning with December 31, 2003. These state and local examinations are expected to be completed by 2011. Subsequent to September 30, 2010, ILG received a notice from the IRS that the Federal consolidated tax return for the short period following the spin-off and ended December 31, 2008 will be examined.

        During the third quarter 2010, the U.K. Finance Act of 2010 was enacted, which reduced the U.K. corporate income tax rate from 28% to 27%, effective April 1, 2011. The impact of the U.K. rate reduction, which was not significant to ILG's effective tax rate, has been reflected in the current reporting period, which reduced our U.K. net deferred tax asset and increased income tax expense for the three months ended September 30, 2010. The change in the corporate tax rate initially negatively impacts income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreases; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

Tax Sharing Agreement

        In connection with the spin-off, we entered into a Tax Sharing Agreement with members of the IAC group that were spun-off, as more fully described in our 2009 Annual Report on Form 10-K. As of September 21, 2010, various restrictions under the Tax Sharing Agreement lapsed.

NOTE 13—COMMITMENTS AND CONTINGENCIES

        In the ordinary course of business, ILG is a party to various legal proceedings. ILG establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. ILG does not establish reserves for identified legal matters when ILG believes that the likelihood of an unfavorable outcome is not probable. Although management currently believes that an unfavorable resolution of claims against ILG, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of ILG, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. ILG also evaluates other contingent

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 12 for a discussion of income tax contingencies.

        ILG has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events. At September 30, 2010, total guarantees, surety bonds and letters of credit total $21.5 million, with the highest annual amount of $8.8 million occurring in year one. Guarantees represent $18.8 million of this total and primarily relate to Aston's property management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to each other. In addition, certain of Aston's property management agreements provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and Aston either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of September 30, 2010, amounts are not expected to be significant, individually or in the aggregate. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of September 30, 2010, amounts pending reimbursement are not significant.

        During 2009, ILG recorded an incremental $2.3 million accrual related to Value Added Tax ("VAT") in Europe. This accrual was made based on a judgment issued by the European Court of Justice against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and altered the manner in which Interval accounts for VAT on its revenues as well as to which EU country VAT is owed. As of September 30, 2010 and December 31, 2009, ILG had a $3.8 million and $3.7 million accrual, respectively, related to this matter. The change in the accrual primarily relates to the effect of foreign currency remeasurements. Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $3.8 million up to approximately $7.1 million based on quarter-end exchange rates. ILG believes that the $3.8 million accrual at September 30, 2010 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

NOTE 14—VENEZUELA OPERATIONS

        We conduct business in Venezuela where currency restrictions exist limiting our ability to immediately access cash through repatriations at the government's official exchange rate. Our access to these funds remains available for use within this jurisdiction and is not restricted.

        During 2009, the process of exchanging Venezuelan bolivars ("BsF") to U.S. dollars became increasingly challenging as the government's approval process significantly slowed and became more rigorous. Due to the currency restrictions, a "parallel" market existed whereby entities could exchange Venezuelan bolivars into U.S. dollars through a series of market transactions at a specified, and less

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 14—VENEZUELA OPERATIONS (Continued)

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

        Effective January 1, 2010, Venezuela is considered to be highly inflationary. Under U.S. GAAP, an economy is considered to be highly inflationary when the three-year cumulative rate of inflation meets or exceeds 100%. Under the highly inflationary basis of accounting, the financial statements of our Venezuelan entity are remeasured as if its functional currency were the reporting currency (U.S. dollars), with remeasurement gains and losses recognized in earnings, rather than in the cumulative translation adjustment component of other comprehensive income within our stockholders' equity.

        In May 2010, the Venezuelan government enacted reforms to its exchange regulations which increased the control that can be exerted by the Central Bank of Venezuela (BCV) over currency trading and effectively halted the use of the parallel market pending additional regulations. In June 2010, the government introduced additional regulations under a newly regulated foreign currency exchange system (the "SITME") controlled by the BCV. After the enactment of the amended exchange regulations (and cessation of the parallel market), the only foreign currency exchange processes legally available to entities operating in Venezuela are (1) the exchange of currency through Venezuela's Commission for the Administration of Currency Exchange (CADIVI) at one of the two official rates for exchange or (2) the exchange of currency through the SITME at the exchange rate specified by the BCV. Given our historical difficulties in repatriating U.S. dollars at the government's official exchange rate through CADIVI and the closure in May 2010 of the parallel market, effective June 2010 we determined the exchange rate specified by the BCV to transact through the SITME (the "SITME rate") was the most appropriate rate to use for remeasurement purposes at this time. Consequently, in June 2010, we commenced utilizing the SITME rate which was 5.3 BsF per U.S. dollar at the inception of the SITME and through September 30, 2010. The last available parallel market rate utilized prior to our conversion to the SITME rate was 8.3 BsF per U.S. dollar. Our change to the SITME rate during June 2010 resulted in a gain on foreign currency exchange of $0.3 million in that month. This gain was partially offset by previous losses during the second quarter, and fully offset during the six month period ended June 30, 2010, due to the weakening parallel market rate utilized throughout 2010 prior to our change to the SITME rate. The use of the SITME is subject to restrictions, including the requirement of domicile in Venezuela and volume restrictions on an entity's trading activity.

        Because our Venezuelan entity operates in a highly inflationary economy, and given the uncertainty surrounding future BCV regulations or changes to the SITME rate, future remeasurements could increase the volatility of our results of operations. However, since the majority of the cash is now held in U.S. dollars, our exposure to this volatility is reduced.

        Additionally, during the second quarter 2010, we restructured the operations of our Venezuelan entity to address the increasing challenges of physically operating in the country. As a result, we have incurred certain immaterial restructuring and severance costs during the second and third quarters of 2010. However, we have not sold or substantially liquidated our Venezuelan entity as it continues to operate. We continue to evaluate our Venezuelan entity's ongoing operations given the uncertainties previously mentioned.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 14—VENEZUELA OPERATIONS (Continued)

        As of September 30, 2010, we had $3.1 million of after tax unrealized loss in other comprehensive income within stockholders' equity pertaining to our Venezuelan entity until such time we sell or substantially liquidate our investment. For the three and nine months ended September 30, 2010, our Venezuelan entity generated less than 0.5% of our consolidated net revenues and as of September 30, 2010 represented less than 0.5% of our consolidated assets.

NOTE 15—SUPPLEMENTAL GUARANTOR INFORMATION

        The Interval Senior Notes are guaranteed by ILG and the domestic subsidiaries of the Issuer. These guarantees are full and unconditional and joint and several.

        The following tables present condensed consolidating financial information as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 for ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined guarantor subsidiaries of ILG (collectively, the "Guarantor Subsidiaries"), the combined non-guarantor subsidiaries of ILG (collectively, the "Non-Guarantor Subsidiaries") and ILG on a consolidated basis (in thousands).

Balance Sheet as of September 30, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$391	$84	$193,472	$85,259	$—	$279,206
Property and equipment, net	770	—	47,504	1,328	—	49,602
Goodwill and intangible assets, net	—	311,118	288,349	—	—	599,467
Investment in subsidiaries	216,293	821,854	51,065	—	(1,089,212)	—
Other assets	—	4,990	36,626	9,315	—	50,931

Total assets	$217,454	$1,138,046	$617,016	$95,902	$(1,089,212)	$979,206

Current liabilities	$452	$2,794	$142,416	$23,792	$—	$169,454
Other liabilities	—	363,847	208,718	17,639	—	590,204
Intercompany liabilities (receivables) / equity	(2,127)	555,112	(556,391)	3,406	—	—
Redeemable noncontrolling interest	—	—	419	—	—	419
Stockholders' equity	219,129	216,293	821,854	51,065	(1,089,212)	219,129

Total liabilities and equity	$217,454	$1,138,046	$617,016	$95,902	$(1,089,212)	$979,206

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 15—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Balance Sheet as of December 31, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$52	$70	$171,590	$75,036	$—	$246,748
Property and equipment, net	859	—	42,297	1,244	—	44,400
Goodwill and intangible assets, net	—	326,837	292,354	—	—	619,191
Investment in subsidiaries	175,495	731,994	40,675	—	(948,164)	—
Other assets	—	6,824	31,345	10,073	—	48,242

Total assets	$176,406	$1,065,725	$578,261	$86,353	$(948,164)	$958,581

Current liabilities	$162	$9,921	$139,905	$24,299	$—	$174,287
Other liabilities	—	392,172	197,244	18,080	—	607,496
Intercompany liabilities (receivables) / equity	(132)	488,137	(491,304)	3,299	—	—
Redeemable noncontrolling interest	—	—	422	—	—	422
Stockholders' equity	176,376	175,495	731,994	40,675	(948,164)	176,376

Total liabilities and equity	$176,406	$1,065,725	$578,261	$86,353	$(948,164)	$958,581

Statement of Income for the Three Months Ended September 30, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$89,444	$11,044	$—	$100,488
Operating expenses	(665)	(5,240)	(61,436)	(8,388)	—	(75,729)
Interest income (expense), net	—	(9,019)	330	(38)	—	(8,727)
Other income (loss)	9,701	18,459	1,228	(800)	(29,290)	(702)
Income tax benefit (provision)	256	5,501	(11,107)	(688)	—	(6,038)

Net income	9,292	9,701	18,459	1,130	(29,290)	9,292
Net loss attributable to noncontrolling interest	—	—	—	—	—	—

Net income attributable to common stockholders	$9,292	$9,701	$18,459	$1,130	$(29,290)	$9,292

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 15—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Three Months Ended September 30, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$86,226	$11,531	$—	$97,757
Operating expenses	(707)	(5,248)	(59,884)	(8,849)	—	(74,688)
Interest income (expense), net	—	(9,333)	4	153	—	(9,176)
Other income (expense), net	8,580	17,670	1,492	(431)	(27,750)	(439)
Income tax benefit (provision)	266	5,491	(10,170)	(904)	—	(5,317)

Net income	8,139	8,580	17,668	1,500	(27,750)	8,137
Net loss attributable to noncontrolling interest	—	—	2	—	—	2

Net income attributable to common stockholders	$8,139	$8,580	$17,670	$1,500	$(27,750)	$8,139

Statement of Income for the Nine Months Ended September 30, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$279,442	$36,486	$—	$315,928
Operating expenses	(2,051)	(15,720)	(185,856)	(25,881)	—	(229,508)
Interest income (expense), net	—	(27,378)	797	(127)	—	(26,708)
Other income (expense), net	37,285	63,758	5,925	(1,089)	(106,874)	(995)
Income tax benefit (provision)	791	16,625	(36,553)	(3,558)	—	(22,695)

Net income	36,025	37,285	63,755	5,831	(106,874)	36,022
Net loss attributable to noncontrolling interest	—	—	3	—	—	3

Net income attributable to common stockholders	$36,025	$37,285	$63,758	$5,831	$(106,874)	$36,025

Statement of Income for the Nine Months Ended September 30, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$274,325	$36,927	$—	$311,252
Operating expenses	(2,074)	(15,790)	(182,037)	(26,871)	—	(226,772)
Interest income (expense), net	—	(28,203)	(43)	732	—	(27,514)
Other income (expense), net	34,867	62,231	6,027	(1,550)	(102,844)	(1,269)
Income tax benefit (provision)	784	16,629	(36,042)	(3,492)	—	(22,121)

Net income	33,577	34,867	62,230	5,746	(102,844)	33,576
Net loss attributable to noncontrolling interest	—	—	1	—	—	1

Net income attributable to common stockholders	$33,577	$34,867	$62,231	$5,746	$(102,844)	$33,577

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 15—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Cash Flows for the Nine Months Ended September 30, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(1,612)	$(14,400)	$78,434	$9,248	$71,670
Cash flows provided by (used in) investing activities	1,658	44,050	(58,279)	71	(12,500)
Cash flows used in financing activities	(46)	(29,650)	(1,248)	—	(30,944)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	811	811
Cash and cash equivalents at beginning of period	—	—	92,265	67,749	160,014

Cash and cash equivalents at end of period	$—	$—	$111,172	$77,879	$189,051

Statement of Cash Flows for the Nine Months Ended September 30, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(753)	$(16,430)	$77,660	$5,682	$66,159
Cash flows provided by (used in) investing activities	1,183	42,338	(53,334)	(660)	(10,473)
Cash flows used in financing activities	(430)	(25,908)	(701)	—	(27,039)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4,471	4,471
Cash and cash equivalents at beginning of period	—	—	58,913	61,364	120,277

Cash and cash equivalents at end of period	$—	$—	$82,538	$70,857	$153,395

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

        Actual results could differ materially from those contained in the forward-looking statements included in this quarterly report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for, or insolvency or consolidation of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns, such as pandemics; changes in our senior management; regulatory changes; our ability to compete effectively; the effects of our significant indebtedness and our compliance with the terms thereof; adverse events or trends in key vacation destinations; business interruptions in connection with the rearchitecture of our technology systems; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

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

Vacation Ownership Membership Services (Interval)

        Interval has been a leader in the vacation ownership membership services industry since its founding in 1976. As of September 30, 2010, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

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

Hotel and Resort Management and Vacation Rental Services (Aston)

        Through Aston, we provide hotel and resort management and vacation rental services for owners of resort condominiums, hotels and other vacation properties. Such vacation properties and hotels are not owned by us. As of September 30, 2010, Aston provided hotel and resort management services to over 27 resorts and hotels primarily in Hawaii, as well as more limited management services to certain additional properties.

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

International Operations

        International revenue and international revenue as a percentage of our total revenue remained relatively flat as reported and in constant currency in the nine months ended September 30, 2010 compared to the same period in 2009. In the third quarter 2010, international revenue decreased 2.0% from the prior year period, and was 15.3% of our total revenue, a decrease of 4.6% compared to the third quarter 2009. International revenue in the third quarter 2010 was affected by unfavorable foreign currency translations when compared to the third quarter in 2009. In constant currency, international revenue increased 0.8% in the third quarter 2010 compared to 2009, and international revenue as a percentage of our total revenue decreased 2.4% to 15.7% in the third quarter 2010.

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

        In October 2010, we communicated to the employees a plan to close one of our offices in Spain, which included a call center, in an effort to better align resources and reduce future operating costs. We expect to record a restructuring charge of approximately $0.5 million in the fourth quarter 2010 primarily related to one-time termination benefits and certain professional services and administrative costs. This restructuring charge is subject to a number of assumptions, and actual results may differ.

Other Factors Affecting Results

        The reduction in sales and marketing expenditures by resort developers spurred by the lack of receivables financing has continued, leading to a decrease in the flow of new members to our exchange networks. There has been some easing of credit markets, primarily in securitization transactions available to certain large developers and also slightly more activity by regional banks working with independent developers. At the same time, developers are continuing to modify their business models to reduce reliance on receivables financing. With these improvements to the business environment, the year over year declines in new members have moderated.

        Our Aston segment continues to be impacted by overall macroeconomic conditions. The latest available information according to the Hawaii Tourism Authority indicates that visitor arrivals in Hawaii have increased 10.5% and 7.1% for the first two months of third quarter 2010 and the eight months ended August 31, 2010, respectively. This is consistent with Aston's managed properties in Hawaii experiencing increases in occupancy, partly related to a decrease in available room nights, which along with an increase of 3.2% in average daily rate from the prior year period led to an overall increase of

12.8% in RevPAR in Hawaii for the third quarter 2010. For the full year 2010, the Hawaii State Department of Business, Economic Development & Tourism forecasts increases in visitors to Hawaii and visitor expenditures compared to 2009, both up from the prior quarter's forecast. Beginning in the fourth quarter of 2009, Aston expanded beyond the Hawaiian islands adding certain mainland locations. In the first half of 2010, Aston was adversely impacted by ramp-up and seasonality related to these mainland properties. However, during the third quarter 2010, we realized a positive contribution from the mainland.

        Throughout 2009, we saw continued pressures in the U.S. and global economy related to the global economic downturn, the credit crisis, investment returns, travel health concerns and general negative consumer sentiment, all of which has impacted consumer discretionary spending in travel and leisure services. We expect to continue to operate, for the most part, in a challenging business environment through the remainder of 2010 and into 2011.

Results of operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009:

Revenue

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

	Three Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$83,649	0.4%	$83,290
Aston	16,839	16.4%	14,467

Total revenue	$100,488	2.8%	$97,757

        Revenue for the three months ended September 30, 2010 increased $2.7 million, or 2.8%, from the comparable period in 2009.

        Interval segment revenue increased by $0.4 million from the prior year period. Total member revenue of $79.8 million for the three months ended September 30, 2010, which primarily consisted of $32.4 million of membership fees and $45.1 million of transaction revenue, increased $0.9 million, or 1.1%, compared to 2009. Total active members in the Interval Network at September 30, 2010 decreased to approximately 1.8 million members as compared to approximately 1.9 million members at September 30, 2009, a decrease of 2.8%. Overall average revenue per member increased 4.5% to $44.02 in the third quarter 2010 from $42.11 in 2009. Transaction revenue increased $1.6 million, or 3.6%, primarily due to a $1.4 million increase in transaction revenue from exchanges and Getaways due to a 4.7% increase in average transaction fees per member, and an increase of $0.2 million in other transaction related fees, partially offset by a 1.1% decrease in volume for exchanges and Getaways. Membership fee revenue decreased $0.7 million, or 2.0%, primarily due to a decrease of 3.3% in average active members and unfavorable foreign currency translations of $0.2 million, partially offset by a 1.3% increase in average membership fees per member.

        Interval segment revenue in the third quarter 2010 was affected by unfavorable foreign currency translations of $0.4 million resulting from the strengthening of the U.S. dollar when compared to 2009. In constant currency, Interval segment revenue for the quarter would have increased $0.8 million in 2010 compared to 2009.

        Aston segment revenue increased 16.4%, or $2.4 million, which included an increase of $1.5 million, or 16.6%, in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up ("pass-through revenue"). This was related to an increase in average operational headcount due to the addition of new properties. Aston's fee income earned from managed vacation properties increased by $0.8 million, or 15.9%. This is primarily a result of adding the new mainland properties not included in the prior year. Revenue per available room ("RevPAR") increased 11.6% to $99.74 in 2010. Increases in both average daily rate and occupancy led to the overall increase in RevPAR. Aston's RevPAR in Hawaii has also shown continued improvement, increasing 12.8% from the comparable period of 2009 to $100.77, primarily due to an increase in occupancy partly related to a decrease in available room nights, and an increase of 3.2% in average daily rate. Aston has been generally tracking the results of comparable properties in the Hawaii market.

For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	Nine Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$268,372	0.3%	$267,509
Aston	47,556	8.7%	43,743

Total revenue	$315,928	1.5%	$311,252

        Revenue for the nine months ended September 30, 2010 increased $4.7 million, or 1.5%, from the comparable period in 2009.

        Interval segment revenue remained relatively flat increasing by $0.9 million from the prior year period. Interval segment revenue in the first nine months of 2010 was not significantly affected by foreign currency translations. Total member revenue of $256.4 million for the nine months ended September 30, 2010, which primarily consisted of $97.3 million of membership fees and $152.3 million of transaction revenue, increased slightly by $0.7 million, or 0.3%, compared to 2009. Overall average revenue per member increased 4.1% to $140.87 in the first nine months of 2010 from $135.27 in 2009. Membership fee revenue decreased $1.9 million, or 1.9%, primarily due to a decrease of 3.7% in average active members, partially offset by a 1.9% increase in average membership fees per member. Transaction revenue increased $2.5 million, or 1.7%, due to a $2.6 million increase in transaction revenue from exchanges and Getaways primarily due to a 3.0% increase in average transaction fees per member, and an increase of $0.5 million in other transaction related fees, partially offset by a 1.1% decrease in volume for exchanges and Getaways and a decrease of $0.6 million in reservation servicing fees related to decreases in call volume and average fee per call.

        Aston segment revenue increased 8.7%, or $3.8 million, which included an increase of $4.0 million, or 14.6%, in pass-through revenue due to an increase in average operational headcount resulting from the addition of new properties and employing existing personnel at another managed property. Aston's fee income earned from managed vacation properties decreased slightly by $0.2 million, or 1.0%, due to a slight decrease of 0.2% in RevPAR to $94.51 in 2010. Lower average daily rate, partially offset by an increase in occupancy, led to the slight decrease in RevPAR. These results include the new mainland properties not included in the prior year. Aston's occupancy rate in Hawaii has shown improvement, increasing 7.0% in the first nine months of 2010 as compared to 2009. Aston's RevPAR in Hawaii has also shown continued improvement, increasing 3.0% from the comparable period of 2009 to $97.59, primarily due to an increase in occupancy partly related to a decrease in available room nights. This was offset by a decrease of 3.8% in average daily rate due to continued competitive pricing pressures experienced in the first nine months of 2010. Aston has been generally tracking the results of comparable properties in the Hawaii market.

Cost of sales

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

	Three Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$18,165	(3.1)%	$18,755
Aston	13,010	13.4%	11,469

Total cost of sales	$31,175	3.1%	$30,224

As a percentage of total revenue	31.0%	0.3%	30.9%
Gross margin	69.0%	(0.2)%	69.1%

        Cost of sales consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in servicing Interval's members and providing services to property owners and/or guests of Aston managed vacation properties, as well as the cost of rental inventory used primarily for Getaways.

        Cost of sales in the third quarter 2010 increased $1.0 million from 2009, consisting of an increase of $1.5 million from Aston, offset by a $0.6 million decrease from Interval. Overall gross margin remained relatively flat, decreasing by 0.2% to 69.0% for the three months ended September 30, 2010 compared to 2009.

        Interval's gross margin increased by 1.0% as compared to the prior year. Interval's cost of sales decreased $0.6 million primarily due to decreases of $0.3 million in compensation and other employee-related costs and decreases in membership fulfillment related expenses. The decrease in Interval's compensation and other employee-related costs is due primarily to a decrease of 7.0% in average operational headcount.

        The increase of $1.5 million in cost of sales from Aston was primarily attributable to an increase in pass-through revenue due to an increase in average operational headcount resulting from the addition of new properties. Aston's gross margin increased 9.7% as compared to the prior year. Aston has lower gross margins than Interval largely due to the compensation and other employee-related costs of $10.8 million and $9.2 million for the three months ended September 30, 2010 and 2009, respectively, directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up.

For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	Nine Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$59,099	(5.3)%	$62,427
Aston	37,779	11.6%	33,857

Total cost of sales	$96,878	0.6%	$96,284

As a percentage of total revenue	30.7%	(0.9)%	30.9%
Gross margin	69.3%	0.4%	69.1%

        Cost of sales for the first nine months of 2010 increased $0.6 million from 2009, consisting of an increase of $3.9 million from Aston, offset by a decrease of $3.3 million from Interval. Overall gross margin remained relatively flat, increasing by 0.4% to 69.3% for the nine months ended September 30, 2010 compared to 2009.

        Interval's gross margin increased by 1.7% as compared to the prior year. Interval's cost of sales decreased $3.3 million primarily due to decreases of $1.9 million in compensation and other employee-related costs and decreases in membership fulfillment related expenses. The decrease in Interval's compensation and other employee-related costs is due primarily to a decrease of 6.7% in average operational headcount.

        The increase of $3.9 million in cost of sales from Aston was primarily attributable to an increase in pass-through revenue due to an increase in average operational headcount resulting from the addition of new properties and employing existing personnel at another managed property. Aston's gross margin decreased 9.0% as compared to the prior year. Aston has lower gross margins than Interval largely due to the compensation and other employee-related costs of $31.2 million and $27.2 million for the nine months ended September 30, 2010 and 2009, respectively, directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up.

Selling and marketing expense

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

	Three Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Selling and marketing expense	$12,533	(2.1)%	$12,799
As a percentage of total revenue	12.5%	(4.7)%	13.1%

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

        Selling and marketing expense in the third quarter 2010 decreased $0.3 million from 2009, primarily due to decreases in printing costs related to cost efficiencies in the printing of directories and, to a lesser extent, magazines, and a slight decrease in compensation and other employee-related expenses.

For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	Nine Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Selling and marketing expense	$39,189	(0.4)%	$39,327
As a percentage of total revenue	12.4%	(1.8)%	12.6%

        Selling and marketing expense in the first nine months of 2010 remained relatively flat overall when compared to 2009, decreasing $0.1 million. This decrease was primarily due to decreases in printing costs related to cost efficiencies in the printing of directories and, to a lesser extent, magazines, and a slight decrease in compensation and other employee related expenses, partially offset by an increase in advertising and promotional expenses related to certain sales incentives and an increase in travel related expenses.

General and administrative expense

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

	Three Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
General and administrative expense	$22,802	1.5%	$22,463
As a percentage of total revenue	22.7%	(1.2)%	23.0%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, certain facility costs and fees for professional services.

        General and administrative expense in the third quarter 2010 increased $0.3 million from 2009, primarily due to an increase of $1.0 million in overall compensation and other employee-related costs, of which $0.1 million relates to non-cash compensation expense, and an unfavorable variance of $0.7 million in operating currency impact resulting from foreign currency remeasurements of operating assets and liabilities denominated in a currency other than the functional currency, primarily related to our Euro-denominated Value Added Tax liabilities, partially offset by decreases of $0.4 million in certain tax expenses incurred in 2009, and a decrease of $0.3 million in fees for professional services and $0.2 million of bad debt expense.

        As of September 30, 2010, there was approximately $19.7 million of unrecognized non-cash compensation expense, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 1.9 years.

For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	Nine Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
General and administrative expense	$66,023	2.6%	$64,341
As a percentage of total revenue	20.9%	1.1%	20.7%

        General and administrative expense in the first nine months of 2010 increased $1.7 million from 2009, primarily due to an increase of $2.0 million in overall compensation and other employee-related costs, of which $1.1 million relates to non-cash compensation expense, and increases in IT maintenance and support services of $0.7 million, partially offset by a decrease of $0.6 million in certain tax expenses incurred in 2009, and a decrease of $0.4 million in bad debt expense.

        General and administrative related non-cash compensation expense for the nine months ended September 30, 2010 was $6.8 million, an increase of $1.1 million compared to $5.7 million in 2009. The increase in non-cash compensation expense is primarily related to awards granted in March 2010 and March 2009.

Amortization Expense of Intangibles

For the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
Amortization	$6,575	1.1%	$6,501	$19,725	1.4%	$19,462
As a percentage of total revenue	6.5%	(1.6)%	6.7%	6.2%	N/M	6.3%

        Amortization expense of intangibles for the three and nine months ended September 30, 2010 was consistent with the comparable 2009 period for both Interval and Aston.

Depreciation Expense

For the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
Depreciation	$2,644	(2.1)%	$2,701	$7,693	4.6%	$7,358
As a percentage of total revenue	2.6%	(4.8)%	2.8%	2.4%	3.0%	2.4%

        Depreciation expense for the three months ended September 30, 2010 remained relatively flat as compared to 2009, decreasing slightly by $0.1 million. Depreciation expense for the nine months ended September 30, 2010 increased by $0.3 million as compared to 2009, primarily due to depreciable assets, related to IT initiatives, placed in service subsequent to September 30, 2009.

Operating income

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

	Three Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$24,474	3.5%	$23,654
Aston	285	148.7%	(585)

Total operating income	$24,759	7.3%	$23,069

As a percentage of total revenue	24.6%	4.4%	23.6%

        Operating income for the three months ended September 30, 2010 increased $1.7 million from the comparable period in 2009 primarily due to an increase in gross profit of $1.8 million attributable to an increase in revenue of $2.7 million and improved margin excluding pass-through revenue, and a decrease of $0.3 million in selling and marketing expense due to cost efficiencies. This was partially offset by an increase of $0.3 million in general and administrative expense.

        Operating income for our Interval segment increased $0.8 million to $24.5 million in 2010 from $23.7 million in 2009 primarily due to improved margin. Our Aston segment earned operating income of $0.3 million in the third quarter 2010 compared to an operating loss of $0.6 million in 2009. This improvement in operating income is largely attributable to an increase in fee income earned from managed vacation properties of $0.8 million.

For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	Nine Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$87,492	3.1%	$84,851
Aston	(1,072)	(188.9)%	(371)

Total operating income	$86,420	2.3%	$84,480

As a percentage of total revenue	27.4%	0.8%	27.1%

        Operating income for the first nine months of 2010 increased $1.9 million from the comparable period in 2009 primarily due to an increase in gross profit of $4.1 million attributable to an increase in revenue of $4.7 million and improved margin at our Interval segment. This was partially offset by an increase of $0.6 million in general and administrative expense, excluding non-cash compensation expense, an increase in depreciation and amortization expense of $0.6 million and an increase of $0.9 million in non-cash compensation expense as compared to 2009.

        Operating income for our Interval segment increased $2.6 million to $87.5 million in 2010 from $84.9 million in 2009 largely due to improved margin. The decrease in operating income of $0.7 million at Aston is primarily due to a decrease in gross profit and an increase in selling and marketing and general and administrative expense, including non-cash compensation expense. In the first half of 2010, Aston was adversely impacted by ramp-up and seasonality related to the mainland properties acquired subsequent to September 30, 2009.

Earnings Before Interest, Taxes, Depreciation and Amortization

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting."

	Three Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$34,563	2.1%	$33,848
Aston	2,008	98.4%	1,012

Total EBITDA	$36,571	4.9%	$34,860

As a percentage of total revenue	36.4%	2.1%	35.7%

        EBITDA in the third quarter 2010 increased $1.7 million from 2009, consisting of increases of $0.7 million and $1.0 million from Interval and Aston, respectively.

        EBITDA from our Interval segment increased $0.7 million to $34.6 million in 2010 from $33.8 million in 2009. The increase in the Interval segment is primarily due to an increase in operating income of $0.7 million, excluding depreciation and amortization.

        EBITDA from our Aston segment increased $1.0 million to $2.0 million in 2010 from $1.0 million in 2009. The increase in the Aston segment is primarily due to an increase in operating income of $1.0 million, excluding depreciation and amortization.

For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	Nine Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Interval	$117,404	3.2%	$113,740
Aston	4,072	(6.3)%	4,345

Total EBITDA	$121,476	2.9%	$118,085

As a percentage of total revenue	38.5%	1.3%	37.9%

        EBITDA for the first nine months of 2010 increased $3.4 million from 2009, consisting of a $3.7 million increase from Interval, offset by a decrease of $0.3 million from Aston.

        EBITDA from our Interval segment increased $3.7 million to $117.4 million in 2010 from $113.7 million in 2009. The increase in the Interval segment is primarily due to an increase in operating income of $3.7 million, excluding depreciation, amortization and non-cash compensation expense.

        EBITDA from our Aston segment decreased $0.3 million to $4.1 million in 2010 from $4.3 million in 2009. The decrease in the Aston segment is primarily due to ramp-up and seasonality related to the mainland properties acquired subsequent to September 30, 2009 and, to a lesser extent, reduced management fees attributable to lower RevPAR for the overall nine months of 2010.

Other income (expense)

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

	Three Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Interest income	$120	(34.4)%	$183
Interest expense	$(8,847)	(5.5)%	$(9,359)
Other expense, net	$(702)	(59.9)%	$(439)

        Interest income decreased $0.1 million for the three months ended September 30, 2010 compared to 2009, primarily due to generally lower interest rates in 2010, partially offset by higher average cash balances in 2010.

        Interest expense in the second quarter 2010 primarily relates to interest and the amortization of debt costs on the $300.0 million face value 9.5% senior notes issued and the senior secured credit facility, which includes a $150.0 million term loan and a $50.0 million revolving credit facility, entered into in connection with the spin-off on August 20, 2008. The senior notes were initially recorded with an original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $0.6 million and $0.5 million was amortized in the third quarter of 2010 and 2009, respectively. Lower interest expense in 2010 is due to the lower principal balance outstanding on the term loan and slightly lower interest rates.

        Other expense, net primarily relates to gain (loss) on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Unfavorable fluctuations in foreign currency exchange rates caused a net expense during the three months ended September 30, 2010. The unfavorable fluctuations in third quarter 2010 were principally driven by U.S. dollar positions held at September 30, 2010 affected by the weaker dollar compared to the Colombian and Mexican pesos. The unfavorable fluctuations in third quarter 2009 were principally driven by the weaker dollar compared to the Colombian peso, partially offset by a stronger dollar against the Mexican peso and the British pound.

For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	Nine Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Interest income	$323	(58.6)%	$780
Interest expense	$(27,031)	(4.5)%	$(28,294)
Other expense, net	$(995)	(21.6)%	$(1,269)

        Interest income decreased $0.5 million for the nine months ended September 30, 2010 compared to 2009, primarily due to generally lower interest rates in 2010, partially offset by higher average cash balances in 2010.

        Interest expense in 2010 primarily relates to interest and amortization of debt costs on the indebtedness incurred in connection with the spin-off. The senior notes were initially recorded with an original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $1.7 million and $1.5 million was amortized in 2010 and 2009, respectively. Lower interest expense in 2010 is due to the lower principal balance outstanding on the term loan and slightly lower interest rates.

        Other expense, net primarily relates to losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. The unfavorable fluctuations in 2010 were principally driven by U.S. dollar positions held at September 30, 2010 affected by the weaker dollar compared to the Colombian peso and the Mexican peso, partly offset by the stronger dollar compared to the British pound. The unfavorable fluctuations in 2009 were principally driven by the weaker dollar compared to the Colombian peso and the British pound.

Income Tax Provision

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

        For the three months ended September 30, 2010 and 2009, ILG recorded income tax provisions of $6.0 million and $5.3 million, respectively, which represent effective tax rates of 39.4% and 39.5%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

        For the nine months ended September 30, 2010 and 2009, ILG recorded income tax provisions of $22.7 million and $22.1 million, respectively, which represent effective tax rates of 38.7% and 39.7%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

        As of September 30, 2010, ILG's unrecognized tax benefits were de minimis and, as of December 31, 2009, ILG had unrecognized tax benefits of approximately $0.1 million. During the three and nine months ended September 30, 2010, the unrecognized tax benefits decreased by approximately $0.1 million as a result of settlements with taxing authorities. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and nine months ended September 30, 2010. As of September 30, 2010, ILG had accrued $0.2 million for the payment of interest and penalties.

        ILG believes that in its ordinary course of business, it is reasonably possible that its unrecognized tax benefits will not increase or decrease significantly within twelve months of the current reporting date. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

        By virtue of previously filed separate ILG and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under the Tax Sharing Agreement, IAC generally retains the liability related to federal and state returns filed on a consolidated or unitary basis and indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. Subsequent to the close of the quarter ended September 30, 2010, ILG received a notice from the IRS that the Federal consolidated tax return for the short period following the spin-off and ended December 31, 2008 will be examined.

        During the third quarter 2010, the U.K. Finance Act of 2010 was enacted, which reduced the U.K. corporate income tax rate from 28% to 27%, effective April 1, 2011. The impact of the U.K. rate reduction, which was not significant to ILG's effective tax rate, has been reflected in the current reporting period, which reduced our U.K. net deferred tax asset and increased income tax expense for the three months ended September 30, 2010. The change in the corporate tax rate initially negatively impacts income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreases; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

        The U.K. government has also indicated that it intends to enact future reductions in the corporate tax rate of 1% each year until the rate reaches 24% on April 1, 2014. The future 1% corporate income tax rate reductions are expected to have a similar impact on our financial statements as outlined above, however the actual impact will be dependent on our deferred tax position at that time. These further reductions are not expected to be enacted during the remainder of 2010.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2010, we had $191.7 million of cash and cash equivalents and restricted cash and cash equivalents, including $56.4 million of U.S. dollar equivalent cash deposits held in foreign jurisdictions, principally the United Kingdom which are subject to changes in foreign exchange rates. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is used as our primary source of liquidity. We believe that our cash on hand along with our anticipated operating future cash flows and availability under our $50.0 million revolving credit facility are sufficient to fund our operating needs, capital expenditures, development and expansion of our operations, debt service, investments and other commitments and contingencies for at least the next twelve months. However, our operating cash flow may be impacted by macroeconomic factors outside of our control.

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

        Effective January 1, 2010, Venezuela is considered to be highly inflationary. Under U.S. GAAP, an economy is considered to be highly inflationary when the three-year cumulative rate of inflation meets or exceeds 100%. Under the highly inflationary basis of accounting, the financial statements of our Venezuelan entity are remeasured as if its functional currency were the reporting currency (U.S. dollars), with remeasurement gains and losses recognized in earnings, rather than in the cumulative translation adjustment component of other comprehensive income within our stockholders' equity.

        In May 2010, the Venezuelan government enacted reforms to its exchange regulations which increased the control that can be exerted by the Central Bank of Venezuela (BCV) over currency trading and effectively halted the use of the parallel market pending additional regulations. In June 2010, the government introduced additional regulations under a newly regulated foreign currency exchange system (the "SITME") controlled by the BCV. After the enactment of the amended exchange regulations (and cessation of the parallel market), the only foreign currency exchange processes legally available to entities operating in Venezuela are (1) the exchange of currency through Venezuela's Commission for the Administration of Currency Exchange (CADIVI) at one of the two official rates for exchange or (2) the exchange of currency through the SITME at the exchange rate specified by the BCV. Given our historical difficulties in repatriating U.S. dollars at the government's official exchange rate through CADIVI and the closure in May 2010 of the parallel market, effective June 2010 we determined the exchange rate specified by the BCV to transact through the SITME (the "SITME rate") was the most appropriate rate to use for remeasurement purposes at this time. Consequently, in June 2010, we commenced utilizing the SITME rate which was 5.3 BsF per U.S. dollar at the inception of the SITME and through September 30, 2010. The last available parallel market rate utilized prior to our conversion to the SITME rate was 8.3 BsF per U.S. dollar. Our change to the SITME rate during June 2010 resulted in a gain on foreign currency exchange of $0.3 million in that month. This gain was partially offset by previous losses during the second quarter, and fully offset during the six month period ended June 30, 2010, due to the weakening parallel market rate utilized throughout 2010 prior to our change to the SITME rate. The use of the SITME is subject to restrictions, including the requirement of domicile in Venezuela and volume restrictions on an entity's trading activity.

        Because our Venezuelan entity operates in a highly inflationary economy, and given the uncertainty surrounding future BCV regulations or changes to the SITME rate, future remeasurements could increase the volatility of our results of operations. However, since the majority of the cash is now held in U.S. dollars, our exposure to this volatility is reduced.

        Additionally, during the second quarter 2010, we restructured the operations of our Venezuelan entity to address the increasing challenges of physically operating in the country. As a result, we have incurred certain immaterial restructuring and severance costs during the second and third quarter 2010. However, we have not sold or substantially liquidated our Venezuelan entity as it continues to operate. We continue to evaluate our Venezuelan entity's ongoing operations given the uncertainties previously mentioned.

        As of September 30, 2010, we had $3.1 million of after tax unrealized loss in other comprehensive income within stockholders' equity pertaining to our Venezuelan entity until such time we sell or substantially liquidate our investment. For the three and six months ended September 30, 2010, our Venezuelan entity generated less than 0.5% of our consolidated net revenues and as of September 30, 2010 represented less than 0.5% of our consolidated assets.

Cash Flows Discussion

        Net cash provided by operating activities increased to $71.7 million in the nine months ended September 30, 2010 from $66.2 million in 2009. The increase of $5.5 million from 2009 was principally due to a $5.0 million payment made in the 2009 period in connection with a long-term service agreement entered into in 2009 and a decrease of interest payments, excluding capitalized interest, of $2.4 million, all partially offset by lower interest income of $0.5 million in 2010 and overall higher operating expenses. Lower interest payments in 2010 are due to the lower principal balance outstanding, slightly lower interest rates and to the timing of certain interest payments in 2009.

        Net cash used in investing activities of $12.5 million in the nine months ended September 30, 2010 resulted from capital expenditures of $12.9 million primarily related to IT initiatives, offset by a decrease in the restricted cash of $0.4 million related to a collateral agreement for merchant transactions in the United Kingdom. In the nine months ended September 30, 2009, net cash used in investing activities was $10.5 million which primarily related to capital expenditures for IT initiatives.

        Net cash used in financing activities of $30.9 million in the nine months ended September 30, 2010 was principally due to voluntary principal prepayments of $30.0 million on the term loan and vesting of restricted stock units net of withholding taxes, net of excess tax benefits from stock-based awards and proceeds from the exercise of warrants and stock options. In the nine months ended September 30, 2009, net cash used in financing activities of $27.0 million was principally due to principal payments of $26.3 million on the term loan and the vesting of restricted stock units, net of withholding taxes.

        We have a senior secured credit facility which matures on July 25, 2013 and consists of a $50.0 million revolving credit facility (the "Revolver") and $150.0 million term loan (the "Term Loan"). During 2009, we paid $34.0 million of principal payments on the Term Loan, which included scheduled principal payments through December 31, 2009 and $4.0 million of which was applied pro rata to the remaining scheduled principal payments. During the first nine months of 2010, we paid $30.0 million of principal payments on the Term Loan which included voluntary prepayment of the first, second and third quarter of the 2011 scheduled principal payments and $0.6 million which was applied pro rata to the remaining scheduled principal payments. As of September 30, 2010, we had $86.0 million outstanding on the Term Loan. There have been no borrowings under the Revolver through September 30, 2010. In addition, on August 19, 2008, we issued $300.0 million of aggregate principal amounts of 9.5% Senior Notes due 2016 (the "Interval Senior Notes"), reduced by the original issue discount of $23.5 million of which $19.0 million remains unamortized at September 30, 2010. The secured credit facility effectively ranks prior to the Interval Senior Notes to the extent of the value of the assets that secure it.

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants, requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated EBITDA, as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of September 30, 2010, we were in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.54 and 4.60, respectively.

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At September 30, 2010, guarantees, surety bonds and letters of credit totaled $21.5 million. Guarantees represent $18.8 million of this total and primarily relate to Aston's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of Aston's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and Aston either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of September 30, 2010, amounts are not expected to be significant, individually or in the aggregate. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of September 30, 2010, amounts pending reimbursements are not significant.

Contractual Obligations and Commercial Commitments

        Contractual obligations and commercial commitments at September 30, 2010 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$386,000	$—	$86,000	$—	$300,000
Debt interest(a)	175,200	31,161	60,914	57,000	26,125
Purchase obligations(b)	27,735	10,529	7,527	5,919	3,760
Operating leases	65,275	10,114	18,319	14,456	22,386

Total contractual obligations	$654,210	$51,804	$172,760	$77,375	$352,271

(a)
Debt principal and debt interest represent principal and interest to be paid on our Term Loan, Interval Senior Notes and certain fees associated with our credit facility. Interest on the Term Loan is calculated using the prevailing rates as of September 30, 2010.

(b)
The purchase obligations primarily relate to future commitments for marketing, operational support services, membership fulfillment benefits and guaranteed purchases of rental inventory.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$21,541	$8,768	$4,797	$3,445	$4,531

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

RECONCILIATION OF EBITDA

        The following tables reconcile EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three and nine months ended September 30, 2010 and 2009 (in thousands). The noncontrolling interest relates to Aston.

	For the Three Months Ended September 30, 2010
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Interval	$34,563	$(2,406)	$(2,426)	$(5,257)	$24,474
Aston	2,008	(187)	(218)	(1,318)	285

Total	$36,571	$(2,593)	$(2,644)	$(6,575)	24,759

Interest expense, net					(8,727)
Other expense, net					(702)

Earnings before income taxes and noncontrolling interest					15,330
Income tax provision					(6,038)

Net income					9,292
Net loss (income) attributable to noncontrolling interest					—

Net income attributable to common stockholders					$9,292

	For the Three Months Ended September 30, 2009
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income (Loss)
Interval	$33,848	$(2,425)	$(2,504)	$(5,265)	$23,654
Aston	1,012	(164)	(197)	(1,236)	(585)

Total	$34,860	$(2,589)	$(2,701)	$(6,501)	23,069

Interest expense, net					(9,176)
Other expense, net					(439)

Earnings before income taxes and noncontrolling interest					13,454
Income tax provision					(5,317)

Net income					8,137
Net loss attributable to noncontrolling interest					2

Net income attributable to common stockholders					$8,139

	For the Nine Months Ended September 30, 2010
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income (Loss)
Interval	$117,404	$(7,072)	$(7,069)	$(15,771)	$87,492
Aston	4,072	(566)	(624)	(3,954)	(1,072)

Total	$121,476	$(7,638)	$(7,693)	$(19,725)	86,420

Interest expense, net					(26,708)
Other expense, net					(995)

Earnings before income taxes and noncontrolling interest					58,717
Income tax provision					(22,695)

Net income					36,022
Net loss attributable to noncontrolling interest					3

Net income attributable to common stockholders					$36,025

	For the Nine Months Ended September 30, 2009
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income (Loss)
Interval	$113,740	$(6,380)	$(6,755)	$(15,754)	$84,851
Aston	4,345	(405)	(603)	(3,708)	(371)

Total	$118,085	$(6,785)	$(7,358)	$(19,462)	84,480

Interest expense, net					(27,514)
Other expense, net					(1,269)

Earnings before income taxes and noncontrolling interest					55,697
Income tax provision					(22,121)

Net income					33,576
Net loss attributable to noncontrolling interest					1

Net income attributable to common stockholders					$33,577

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

        In addition, we are exposed to foreign currency risk related to transactions and/or assets and liabilities denominated in a currency other than the functional currency. Historically, we have not hedged currency risks. For the three and nine months ended September 30, 2010, operating foreign exchange attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency, primarily related to Euro denominated Value Added Tax liabilities, resulted in a net loss of $0.6 million and net gain of $0.2 million, respectively. Non-operating foreign exchange net loss for the three months ended September 30, 2010 and September 30, 2009 were $0.7 million and $0.4 million, respectively, attributable to cash held in certain countries in currencies other than their functional currency. Non-operating foreign exchange net loss for the nine months ended September 30, 2010 and 2009 were $1.0 million and $1.3 million, respectively. This was principally driven by U.S. dollar positions held at September 30, 2010 and 2009 affected by the shift in the value of the dollar primarily to the British pound, Mexican peso, and Colombian peso. The Venezuelan Bolivar cash held impacted our foreign exchange net loss in the first nine months of 2010 given our change to the U.S. dollar as the functional currency for that entity due to highly inflationary accounting, partially offset by a gain realized in June 2010 due to our change from the parallel market rate to the SITME rate for remeasurement purposes, as more fully discussed in our Financial Position, Liquidity and Capital Resources section. However, in April 2010, we transferred the majority of the cash from our Venezuelan entity's Bolivar denominated bank account in Venezuela to our Venezuelan entity's U.S. dollar denominated bank account in the U.S. and consequently reduced the exposure going forward.

        As we increase our operations in international markets we become increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three and nine months ended September 30, 2010 would result in an approximate change to revenue of $0.8 million and $2.6 million, respectively. There have been no material quantitative changes in market risk exposures since December 31, 2009.

Interest Rate Risk

        At September 30, 2010, we had $86.0 million outstanding under the term loan facility. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.9 million. Additionally, at September 30, 2010, we had $300.0 million (face amount) of Interval Senior Notes that bear interest at a fixed amount. If market rates decline, we run the risk that the required payments on the fixed rate debt will exceed those based on market rates. Based on our mix of fixed rate and floating rate debt and cash balances, we do not currently hedge our interest rate exposure. There have been no material quantitative changes in market risk exposures since December 31, 2009.

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

OTHER INFORMATION

Item 1.    Not applicable.

Item 1A.    Risk Factors

        The following risk factor supplements the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009:

Availability of Financing, Developer Insolvency and Potential for Consolidation—Lack of available financing for vacation property developers and consumers and the resultant potential for insolvency, bankruptcy and consolidation of developers could adversely affect our ability to maintain and grow our exchange networks membership and could adversely affect our business, financial condition and results of operations.

        Vacation property developers rely on the credit markets for receivables financing used to fund their sales and marketing efforts and for financing new development. If the availability of receivables financing or financing for development of resorts remains limited or is only available on unacceptable terms, developers may continue to scale back or even cease operations, including sales and marketing efforts and development of resorts, sources of new members for our exchange networks. In addition, developers may seek to extend or adjust payment terms with us.

        Inability to obtain financing on acceptable terms or at all has led to and may continue to lead to insolvency of resort developers affiliated with Interval, which in turn could reduce or stop the flow of new members from their resorts and also could adversely affect the operations and desirability of exchange with those resorts if the developer's insolvency impacts the management of the resorts. In some cases a developer in bankruptcy could terminate its existing relationship with us. The weak financial condition of some developers may lead to increased consolidation in the industry. If we are unable to obtain or retain business relationships with the resultant resort developers, our results of operations may be materially adversely affected.

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

Items 2-5.    Not applicable.

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.
3.2	Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG's Quarterly Report on Form 10-Q, filed on August 11, 2009.
3.3	Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on September 27, 2010.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.3†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.3††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

†
Filed herewith.

††
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2010

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
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2010 (Unaudited)
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