Form 10-K
period 2010-12-31
Interval Leisure Group, Inc.
filed 2011-03-09
CIK 1434620

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2010, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $497,065,291. As of March 7, 2011, there were 57,278,498 shares outstanding of the issuer's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

PART I

Item 1.    Business.

Overview

        Interval Leisure Group, Inc., or ILG, is a leading global provider of membership and leisure services to the vacation industry. ILG operates two business segments, Membership and Exchange, previously called the Interval segment, and Management and Rental, previously called the Aston segment. During the fourth quarter of 2010, we changed the names of our operating segments to better describe the underlying business operations. The historical segment financial information and operating activity did not change. Membership and Exchange, ILG's principal business segment, offers travel and leisure related products and services to owners of vacation interests and others mostly through various membership programs, as well as related services to resort developer clients. As of December 31, 2010, approximately 2,600 resorts located in more than 75 countries participated in Interval's primary exchange network, the Interval Network. At that date, the Membership and Exchange segment had approximately two million members enrolled in its various membership programs including approximately 1.8 million in the Interval Network. The Membership and Exchange segment represented approximately 84% of ILG's consolidated revenue for the fiscal year ended December 31, 2010 and approximately 85% of ILG's consolidated revenue for the fiscal year ended December 31, 2009.

        Management and Rental, our other business segment, provides hotel, condominium resort, timeshare resort and homeowners association management, and vacation rental services to both vacationers and vacation property owners. As of December 31, 2010, the Management and Rental segment provided hotel and resort management services to over 45 resorts and hotels, as well as other more limited management services to certain additional properties. The Management and Rental segment represented approximately 16% of ILG's consolidated revenue for the fiscal year ended December 31, 2010 and approximately 15% of ILG's consolidated revenue for the fiscal year ended December 31, 2009. For information regarding the results of operations of ILG and its segments on a historical basis, see Note 11 to the Consolidated Financial Statements of ILG and the disclosure set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

History

        ILG was incorporated as a Delaware corporation in May 2008 in connection with a plan by IAC/InterActiveCorp, or IAC, to separate into five publicly traded companies, referred to as the "spin-off." ILG was formed to hold the membership and exchange and management and rental businesses and commenced trading on The NASDAQ Stock Market in August 2008 under the symbol "IILG."

        The businesses operated by ILG's subsidiaries have extensive operating histories. ILG's Interval International vacation ownership exchange business was founded in 1976, its Aston Hotels & Resorts management and rental business traces its roots in lodging back over 60 years, and its Trading Places International subsidiary was founded in 1973.

        Except as otherwise indicated or unless the context otherwise requires, in this report "ILG," "we," "our" or "us" refers to Interval Leisure Group, Inc. together with its subsidiaries.

Industry Overview and Trends

        The hospitality industry is a major component of the travel industry, which is affected by the performance of the global economy. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Various factors, including decreased disposable income, increased costs of transportation and the overall financial instability of the airline industry, adversely impact consumers' decisions to use and consume travel services. During 2010, the hospitality industry as a whole began to recover from the lows experienced during 2009.

        Vacation ownership is the segment of the hospitality industry that encompasses the development, operation and sale of vacation interests in traditional timeshare regimes, fractional products, private residence clubs, condo hotels and other forms of shared ownership, and vacation home ownership. Vacation ownership sales (excluding sales of fractional, private residence club, destination club and whole ownership products) in the U.S. for 2009, the last year for which data is available, were approximately $6.3 billion, as compared to $9.7 billion in 2008, reflecting the economic downturn that began affecting the industry during the second half of 2008. We believe that 2010 U.S. sales will be in a similar range as 2009. U.S. sales of fractional products, private residences and destination club products were approximately $860 million in 2009, the last year for which data is available, as compared to $1.5 billion in 2008. Although sales declined from 2008 through 2010 due to the economic conditions, leisure travelers continue to use their vacation ownership interests as demonstrated by significantly higher average occupancy rates at U.S. timeshare resorts than at U.S. hotels.

        Most U.S.-based developers of vacation ownership resorts rely on receivables financing to fund sales and marketing efforts. Beginning at the end of the third quarter of 2008, developers were unable to obtain either receivables financing or commitments for future receivables financings. As a result, many resort developers greatly reduced their sales and marketing expenditures and as a consequence reduced sales of new vacation ownership interests. The tightening of credit available to both vacation property developers and purchasers also resulted in the development of fewer vacation ownership and vacation rental resorts (and in the case of existing vacation ownership and vacation rental resorts, fewer potential purchasers). These factors may continue to have a material adverse effect on the vacation ownership and vacation rental industries. During 2010, access to the credit markets returned for securitization transactions available to certain large developers and activity by regional banks working with independent developers has increased slightly. Financing standards for consumers remain higher than those required several years ago and developers are continuing to modify their business models to reduce reliance on receivables financing. As developers with greater debt obligations continue to work with their lenders, we anticipate additional bankruptcies, reorganizations and consolidation within the industry.

  Membership and Exchange Services

        The membership and exchange services industry provides owners of vacation interests with flexibility and choice by providing them access to alternative accommodations through exchange networks encompassing a wide variety of resorts. There are two principal providers of vacation ownership membership and exchange services in the global vacation membership services industry, Interval International, an ILG subsidiary, and RCI, LLC, a subsidiary of Wyndham Worldwide Corp. Trading Places International, which ILG acquired in November 2010, and several third parties also operate in this industry with a significantly more limited scope of available accommodations. In addition, many vacation ownership resort developers and managers provide exchange services to owners within their related resorts.

        Future growth in the membership and exchange services industry will be driven primarily by the number of vacation interests sold to new purchasers (including those who acquire vacation interests in the secondary market) and by increasing services provided directly to existing owners of vacation interests. At the end of 2009, 7.2 million weekly equivalent intervals were owned at U.S. timeshare resorts. Because of the difficulties obtaining receivables financing, as discussed above, reduced sales and marketing expenditures by resort developers have led to fewer new sales of vacation ownership interests and fewer new members over the past couple of years. Cutbacks in development of new resorts by resort developers may reduce sales and potential new members in the longer term. Growth is expected to be driven by:

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

  •
  development and offering of alternative vacation ownership products, such as shorter-term products;

  •
  demand for vacation ownership products in the U.S. and elsewhere; and

  •
  development of new resorts and conversion of existing properties to vacation ownership.

  Management and Rental Services

        The vacation rental market in the United States consists of vacation homes, condominiums, villas, condo hotels, timeshare units and fractional units. This fragmented market includes both managed properties and those offered by owners. In general, the managed properties are better able to engage in market-based pricing and offer hotel-like services. Vacation rental accommodations generally offer value to travelers seeking more than a nightly stay by providing greater space and convenience than traditional hotel rooms and offering separate living, sleeping and eating quarters. Management and rental companies facilitate the rental process by handling most, if not all, aspects of interaction with vacationers. Improved product awareness and consumer convenience through direct and indirect online distribution channels are expected to drive long-term growth in this market. Management and rental companies also manage the homeowners associations that are responsible for operation, maintenance and improvements to condominium and shared ownership resorts.

        Currently, ILG offers management and rental services for condominium, hotel and timeshare properties and their homeowner associations in the United States and Mexico. A majority of our managed resorts are located in Hawaii, which during 2010 began to recover from the global economic crisis that began in late 2008. According to the Hawaii Tourism Authority, the number of visitors who traveled to Hawaii by air grew approximately 8.8% from approximately 6.5 million in 2009 to approximately 7.0 million in 2010.

DESCRIPTION OF BUSINESS SEGMENTS

Membership and Exchange

        Membership and Exchange Programs.    We offer travel and leisure related products and services to owners of vacation interests and others mostly through various membership programs.

        Exchange Networks.    These programs provide participants with the right to exchange their occupancy rights in their vacation interest (typically, for periods of one week) for comparable, alternative accommodations at another resort or at the same resort during a different occupancy period.

  •
  Interval Network.  The Interval Network is a membership-based exchange program which also provides a comprehensive package of value-added products and services. Generally, individuals are enrolled by resort developers in connection with their purchase of vacation interests from such resort developers, with initial membership fees being paid on behalf of members by the resort developers. Members may also enroll directly, for instance, when they purchase a vacation interest through resale at a resort that participates in the Interval Network. The resorts participating in Interval's exchange networks primarily include resorts with which Interval has an effective affiliation agreement in place, as well as resorts at which Interval continues to provide exchange services following the affiliation agreement's term.

    Following their period of initial enrollment, Interval Network members generally have the option of renewing their memberships for terms ranging from one to five years and paying their own membership fees directly to us. Alternatively, some resort developers incorporate the Interval Network membership fee into certain annual fees they charge to owners of vacation interests at their resorts after the initial enrollment period, which results in these owners having their membership in the Interval Network and, where applicable, the Interval Gold program (as described below), automatically renewed through the period of their resort's participation in the Interval Network.

  •
  Trading Places International.  This network provides exchange services to owners at timeshare properties managed by Trading Places International as well as other direct-to-consumer exchanges that do not require a membership. Vacation owners may deposit and exchange through the website or call center. In addition, they may choose to become members to be eligible for discounts.

  •
  Preferred Residences Program.  This hospitality-branded membership program for luxury shared ownership resorts and condo hotels is renewed annually throughout the period of each resort's participation in the Preferred Residences exchange network. Members have access to additional travel-related benefits including special rates at Preferred Hotel Group properties.

        How Exchange Works.    We provide members and participants of our exchange networks with two primary methods of exchange, "Deposit First" and for the Interval Network and Preferred Residences Program, "Request First." With Deposit First, participants immediately transfer the use and occupancy of vacation interests at their home resort in return for the right to request an exchange. Under this method, members are not required to select a location or travel date at the time of deposit, but can request an exchange at any time during the period of the deposit's availability for exchange. All deposits expire two years after the occupancy date of the week deposited, unless extended by members through the purchase of a deposit extension. With Request First, members of the Interval Network and Preferred Residences Program may request an exchange prior to relinquishing the occupancy right in their vacation interest to the applicable exchange network. Using this method, the use and occupancy of the vacation interest is relinquished when a confirmation occurs. This method requires the participant to be confirmed to an exchange and travel prior to the occupancy period of the vacation interest relinquished.

        All vacation ownership accommodations relinquished to the Interval Network or the Preferred Residences Program exchange programs are assigned a trading value at the time of deposit (under the Deposit First method) or at the time of request (under the Request First method) based on multiple factors, including location, quality, seasonality, unit attributes and time of relinquishment prior to occupancy to determine the relinquished accommodations' relative exchange value to the exchange network. Members are offered an exchange to accommodations which are generally of comparable value to those relinquished. Exchanges in the Trading Places International network are based on like value and upgrades are available upon payment of additional fees.

        Some members also are able to exchange the use and occupancy of their vacation interests on the Interval Network and the Preferred Residences Program on a points basis. In these circumstances, points are relinquished to the applicable exchange network by the member and the exchange network receives accommodations from the operator of the points program on behalf of the member.

Participants in the Trading Places International network must first reserve a week with the points program before depositing it for exchange.

        Related Products and Services.

  •
  Getaways.  We also offer additional vacation rental opportunities to members of the Interval Network, Preferred Residences Program and certain other membership programs at attractive rates through Getaways. Getaways allow members to rent resort accommodations for a fee, plus applicable taxes. Resort accommodations available as Getaways consist of seasonal oversupply of vacation ownership accommodations within the applicable exchange network, as well as resort accommodations we source specifically for use in Getaways.

  •
  Interval Gold.  We also offer Interval Gold, an enhanced membership program, to Interval Network members to provide them with year-round access to value-added benefits and services for an additional annual fee. These benefits and services vary by country of residence, but generally consist of discounts on Getaways, a concierge service, a hotel discount program and Interval Options, a service that allows members to relinquish annual occupancy rights in their vacation interests towards the purchase of various travel products, including cruise, golf and spa vacations. Interval Gold members may also access the ShortStay program which allows weeks-based members to trade a week for two shorter stays of two to six nights and allows points-based members to make as many ShortStay exchanges as their available points allow. Members are enrolled in the Interval Gold program either by resort developers in connection with the initial purchase of their vacation interests or by upgrading their membership directly. Renewal procedures and responsibility for fees are generally the same as those for basic membership in the Interval Network. In March 2011, we launched Interval Platinum, our premier membership level. It targets discerning travelers and offers them high-value benefits and services in addition to those included in the Interval Gold membership.

        Other Membership Programs

  •
  Leisure Time Passport.  In addition, we operate a membership program, Leisure Time Passport, which provides participants with many of the benefits of the Interval Gold program, as well as the opportunity to experience vacationing in condominium-style accommodations.

  •
  Private-label Membership Programs.  We also provide travel and leisure membership programs on a private-label basis.

  Relationships with Developers

        Resort Affiliations.    The Interval Network has established multi-year relationships with numerous resort developers, including leading independent and brand name developers, under exclusive affiliation agreements. Pursuant to these agreements, resort developers are obligated to enroll all purchasers of vacation interests at their resorts in the applicable exchange membership program and, in some circumstances, are obligated to renew these memberships for the term of their affiliation agreement. We do not consider our overall business to be dependent on any one of these resort developers, provided, that the loss of a few large developers (particularly those from which Interval receives membership renewal fees directly) could materially impact our business.

        Products and Services.    A primary basis on which resort developers choose us as a partner is the comprehensive array of products and services that we offer to resort developers, such as sales and marketing support and operational support, including custom vacation program design services.

  •
  Sales and Marketing Support.  We offer our developers a selection of sales and marketing materials. These materials, many of which are available in multiple languages, include brochures, publications, sales-office displays, videos and resort directories. Resort developers also promote membership in our exchange programs and related value-added services as an important benefit of owning a vacation interest. In addition, we offer programs, including our Leisure Time Passport program, that resort developers use as an exit or trial membership program for potential purchasers of vacation interests.

    The Interval Network's resort recognition program recognizes eligible Interval Network resorts as either a "Select Resort" or a "Premier Resort," based upon the satisfaction of qualifying criteria. In 2010, we launched a new category within the highest recognition tier, "Premier Boutique Resort." Approximately 39% of Interval Network resorts available for exchange were recognized as either a Select or Premier Resort for 2010. Resorts achieved the rating based on the quality rating we assigned the resort following an inspection at the time of affiliation and by member feedback following vacations at the resort as well as participation in our prior recognition programs and other resort-specific factors. As of December 31, 2010, nearly one-third of the recognized resorts had been inspected since program inspections began. Recognized resorts are then subject to periodic inspection and customer evaluations and must comply with the program's service and quality criteria to retain their status.

  •
  Operational Support.  We also make available a comprehensive array of back-office servicing solutions to resort developers and resorts. For example, for an additional fee, we provide reservation services and billing and collection of maintenance fees and other amounts due to developers or homeowner's associations.

    In addition, through consulting arrangements, we assist resort developers in the design of vacation programs for owners of vacation interests. Such programs, which may include a wide range of flexible-use plans, as well as point-based programs and vacation clubs, are tailored to the specific needs of the relevant developer and/or resort. We undertake a comprehensive analysis of the existing operations and intended growth plan of the relevant developer or resort, and then work closely with the developer or resort to design and implement a tailored program.

  Revenue

        Our Membership and Exchange segment earns most of its revenue from (1) fees paid for membership in the Interval Network and (2) transactional and service fees paid for Interval Network exchanges, Getaways, reservation servicing and related transactions, collectively referred to as "transaction revenue." Revenue is also derived from fees for ancillary products and services provided to members, fees from other membership and exchange programs and other products and services sold to developers.

Management and Rental

        We also provide management and rental services to hotels as well as condominium and timeshare resorts and their homeowners associations through Aston Hotels & Resorts, Trading Places International and Maui Condo and Home. Aston Hotels and Resorts is based in Hawaii and concentrates on condominium and hotel management primarily in Hawaii, as well as vacation property rental and related services (including common area and owner association management services for condominium projects). During the fourth quarter of 2010, we acquired Trading Places International which provides property management, vacation rental and homeowners association management services to timeshare resorts in the United States and Mexico. Maui Condo and Home provides more limited management and rental services to owners of vacation properties in Maui, Hawaii.

  Management Services

        We provide hotel and resort management services for owners of condominium hotels, timeshare resorts and traditional hotels. Condominium resorts and timeshare resorts generally offer the same type of services offered by hotels and resorts, plus certain comforts of home, such as kitchens or kitchenettes, separate seating or living room areas and in suite, private bedrooms, with actual services and features varying by property. Generally, property and homeowners association management services are provided pursuant to exclusive agreements with terms typically ranging from one to five years, many of which are automatically renewable. With respect to timeshare resorts, we provide these services to resorts that are under the control of an owners association and not the developer. The loss of one or more of our largest management agreements could materially impact our Management and Rental business.

  Rental Services

        We also provide vacation property rental services for condominium owners, timeshare owners and homeowners associations. The condominium rental properties are generally investment properties, and, to a lesser extent, second homes, owned by individuals who contract with Aston Hotels & Resorts or Maui Condo and Home directly to manage, market and rent their properties, generally pursuant to short-term agreements. They also offer such owners a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability. Trading Places International offers vacation rental services to individual timeshare owners and homeowners associations.

  Distribution

        We secure guests for both managed hotels and vacation rentals primarily through long-standing relationships with travel partners, including wholesalers, retail travel agents and online travel intermediaries. We also conduct online marketing initiatives to reach consumers directly through our websites, www.astonhotels.com, www.ResortQuestHawaii.com, www.tradingplaces.com and www.mauicondo.com. As an additional distribution channel, Aston also rents units to Interval for use as Getaways.

  Revenue

        Management and Rental segment revenue is derived principally from fees for hotel, condominium resort, timeshare resort and homeowners association management and rental services. Management fees consist of a base management fee and, in some instances for hotels or condominium resorts, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. A majority of the hotel and condominium resort management agreements provide that owners receive either specified percentages of the revenue generated under our management or guaranteed dollar amounts. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and we either retain the balance (if any) as our management fee or make up the deficit.

Business Strategy

        To grow our business and expand our presence within the vacation industry, we are pursuing the following strategic initiatives:

  •
  leveraging our strategic developer relationships to provide additional services;

  •
  increasing non-vacation exchange related revenue;

  •
  expanding our product and service offerings;

  •
  supporting continued growth of online transactions;

  •
  continuing to expand internationally; and

  •
  pursuing strategic acquisitions and joint ventures opportunistically.

Marketing and Technology

  Membership and Exchange

        Membership and Exchange maintains corporate and consumer marketing departments, both of which are based in ILG's global headquarters in Miami, Florida as well as a managed owner and consumer marketing department in Laguna Niguel, California. International marketing expertise is provided primarily by London-based employees, with input and local expertise being provided by employees in local and regional offices worldwide. These departments are responsible for implementing our overall marketing strategy and developing the materials that are necessary to secure new relationships with resort developers and resorts and obtain new members and participants, as well as promote membership renewals, exchange opportunities and other value-added services to existing members.

        We market our products and services to resort developers and other parties in the vacation ownership industry through a series of business development initiatives. For over ten years, we have organized and co-sponsored a proprietary, multi-day informational seminar, known as the Shared Ownership Investment Conference, previously the Vacation Ownership Investment Conference, where real estate developers, hospitality companies and others contemplating entry into the vacation ownership industry can meet and network with industry leaders, as well as participate in educational panels on various vacation ownership issues, such as property and program planning, financing and regulatory requirements. This seminar is offered annually in the U.S. with additional conferences held periodically at locations in regions that Interval views as potential market opportunities for vacation ownership development. In 2010, we held one-day conferences throughout South Africa. Through these programs, we work to strengthen and expand the vacation ownership industry through the education and support of viable new entrants. We have also maintained leadership roles in various industry trade organizations throughout the world since their inception, through which we have been a driving force in the promotion of constructive legislation, both in the U.S. and abroad, principally aimed at creating or enhancing consumer protection in the vacation ownership industry. In addition we operate a business to business website, www.resortdeveloper.com, for developers, industry partners and those interested in learning more about the shared ownership industry and our services.

        Given that our growth is dependent, in significant part, on our ability to secure vacation ownership accommodations and attract new members and participants to our exchange programs, our corporate marketing department targets its efforts directly at resort developers and indirectly at prospective owners of vacation ownership interests. In doing so, we not only promote the benefits of our networks and value-added services, but also market ourselves to resort developers as a provider of operational and sales and marketing support services. Our sales and services personnel proactively seek to establish strong relationships with developers during the early stages of the development of a particular resort by providing input on consumer preferences based upon years of experience. In addition, given our long-standing relationships with others within the vacation ownership industry, we are often able to refer resort developers to quality providers of a wide range of planning and operational resources. We believe that we have established a strong reputation within the vacation ownership industry as being highly responsive to the needs of resort developers and owners of vacation interests.

        Our consumer marketing efforts revolve around the deepening of new and existing customer relationships globally, focusing on the strategic design of consumer marketing and product development initiatives across the customer lifecycle. The design, development and execution of programs, promotions, online and offline communications, cross-sell initiatives, new technology tools and overall enhancements to both membership and product value propositions are all aimed at increasing acquisition, usage, loyalty, retention and overall engagement of members and non-members. The online channel remains a strategic focus of growth with new technology for our online booking tools and communications created to increase the overall user experience, member service and engagement. In 2010, we focused on expanding social networking and mobile access. We introduced Interval Community, a platform for Interval Network members to share their experiences and communicate with each other about vacation ownership, travel, and ways to utilize and maximize their membership. Also in 2010, we launched apps for iPhone and Blackberry mobile devices to access the Interval Network resort directory. An iPad app became available in early 2011.

        Our success also depends, in part, on our ability to provide prompt, accurate and complete service to our members through voice and data networks and proprietary and third party information systems. The technology platform for the Interval Network is a proprietary, custom developed enterprise application and database that manages all aspects of membership, exchange and Getaway transaction processing and inventory management. During the fourth quarter of 2010, we launched a new proprietary membership platform and web-based call center application using a service oriented architecture which is designed to provide us with increased flexibility for future enhancements and more user-friendly interfaces to improve member services efficiency. We also use advanced telecommunications systems and technologies to promptly respond and efficiently route member calls. In addition, we operate consumer websites for our members and participants, such as www.IntervalWorld.com, www.tradingplaces.com and www.PreferredResidences.com.

  Management and Rental

        Important to the success and continued growth of the Management and Rental business is our ability to source vacationers interested in booking vacation properties made available through our management and rental services. We also market to tour operators and other travel distribution channels such as online travel intermediaries, field sales personnel, international representatives and Interval. Our Management and Rental businesses offer hotel and resort accommodations and vacation rentals to vacationers through www.AstonHotels.com, www.ResortQuestHawaii.com, www.tradingplaces.com and www.mauicondo.com. Our marketing efforts also are focused on both developers and owners of hotels, condominium resorts and vacation rental properties, as well as homeowners associations and individual owners of timeshare resorts.

International Operations

        We maintain operations in the United States, the United Kingdom and other international locations. Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented below (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue
United States	$346,289	$340,420	$347,699
All other countries	63,151	64,566	68,099

Total	$409,440	$404,986	$415,798

	December 31,
	2010	2009	2008
Long-lived assets (excluding goodwill and intangible assets)
United States	$49,663	$43,156	$37,886
All other countries	$1,237	1,244	1,203

Total	$50,900	$44,400	$39,089

Competition

  Membership and Exchange

        The two principal companies in the global vacation ownership membership and exchange industry, our Interval International subsidiary and RCI, aggressively compete for developer and consumer market share. Trading Places International, which ILG acquired in November 2010, and several third parties operate in this industry with a significantly more limited scope of available accommodations. Our Membership and Exchange segment also faces increasing competition from points-based vacation clubs and large resort developers, which may elect to operate their own internal exchange systems to facilitate exchanges for owners of vacation interests at their resorts as they increase in size and scope. In addition, vacation clubs and resort developers may have direct exchange relationships with other developers.

        We believe that developers and homeowners associations generally choose to affiliate with an exchange network based on:

  •
  the quality of resorts participating in the network;

  •
  the level of service provided to members;

  •
  the range and level of support services;

  •
  the flexibility of the exchange program;

  •
  the demographics of the membership base;

  •
  the costs for annual membership and exchanges; and

  •
  the continuity of management and its strategic relationships within the industry.

        Based on the most recent disclosure statements filed by RCI and Interval for the year ended December 31, 2009, RCI had more than 3.8 million points and weeks members and its network for weeks included a total of approximately 4,300 resorts while the Interval Network had more than 1.8 million members and included over 2,500 resorts. Accordingly, RCI is the larger provider of vacation ownership member services with a larger exchange network. Through the resources of its corporate affiliates, particularly Wyndham Vacation Ownership, Inc., itself engaged in vacation ownership sales, RCI may have greater access to a significant segment of new purchasers of vacation interests.

        While overall, the Interval Network's primary competitor has a greater number of resorts in its exchange network and reports a larger number of owners of vacation interests participating in its vacation ownership membership programs, we believe that the Interval Network has distinguished itself as the membership and exchange provider of choice with developers of high quality vacation ownership properties and their owners. This belief is based primarily on the quality of the resorts in the Interval Network and related services provided by these resorts, coupled with a continued commitment to attract distinctive resorts to the network and foster memorable vacation experiences for its members.

  Management and Rental

        The Management and Rental businesses are also highly competitive and face competition from other suppliers of travel products and services, hotel operators and local rental agents. We compete for vacationers on the basis of our range of available accommodations, price, locations, and amenities. The principal competitive factors in attracting hotel, condominium and timeshare resort and other vacation property owners and homeowners associations are the ability to provide comprehensive management services at competitive prices and, in many cases, to generate rental income. In addition, there are low barriers to entry for new competitors.

Seasonality

        Revenue at ILG is influenced by the seasonal nature of travel. The Membership and Exchange businesses recognize exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. The Management and Rental businesses recognize revenue based on occupancy, with the first and third quarters generally generating higher revenue and the second and fourth quarters generally generating lower revenue.

Employees

        As of December 31, 2010, ILG had approximately 2,900 employees worldwide. With the exception of a limited number of housekeeping employees at one property in Hawaii and employees in Argentina, Italy, Mexico and Spain, employees are not represented by unions or collective bargaining agreements. ILG believes that relationships with its employees are generally good.

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

        Similarly, state and federal regulations may place limitations on our ability to engage our consumers in electronic mail marketing campaigns. Most notably, the CAN-SPAM Act imposes various requirements on the transmission of e-mail messages whose primary purpose is to advertise or promote a commercial product or service. Some foreign jurisdictions in which we operate have similar regulations. Our affected businesses have adopted e-mail messaging practices responsive to the requirements of such regulations.

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

        Although our vacation exchange business is not generally subject to laws and regulations that govern the development of vacation ownership properties and the sale of vacation ownership interests, these laws and regulations directly affect the members of our vacation exchange programs and resorts with units that participate in our vacation exchanges. These laws and regulations, therefore, indirectly affect our vacation exchange business. Vacation ownership resorts are subject to various regulatory requirements including state and local approvals or regulations required by the country of the resort. The laws of most states require resort developers to file a detailed offering statement describing their business and all material aspects of the project and sale of vacation interests with a designated state authority. Laws in many jurisdictions where our resort developers sell vacation interests generally grant the purchaser of a vacation interest the right to cancel a contract of purchase at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by the resort developer. In addition, several jurisdictions in the future may enact regulations that would impose or increase taxes on members that complete exchanges, similar to local transient occupancy taxes. In the European Union, a Timeshare Directive has recently been implemented by member states. This directive imposes new requirements on businesses offering timeshare exchange relating to disclosures, rescission and timing of acceptance of payment. We are implementing compliance measures as national laws are adopted by member states pursuant to this directive.

Regulations Applicable to the Management and Rental Businesses

        Our Management and Rental business is subject to, among others, laws and regulations that relate to health and sanitation, the sale of alcoholic beverages, facility operation and fire safety. We believe that we are in material compliance with these laws and regulations as such are relevant to our business. These requirements are summarized below:

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

        Sale of Alcoholic Beverages.    Alcoholic beverage service is subject to licensing and extensive regulations that govern virtually all aspects of service. Compliance with these regulations at managed locations may impose obligations on the owners of managed hotels, the property manager or both. Managed hotel operations may be adversely affected by delays in transfers or issuances of alcoholic beverage licenses necessary for food and beverage services.

        Facility Operation.    The operation of lodging facilities is subject to various innkeepers' laws. Federal and state laws applicable to places of public accommodation prohibit discrimination in lodging services on the basis of the race, sex, color, religion, ancestry or disability of the guest. Hawaiian state law prohibits smoking in guest rooms and all enclosed areas.

        Other.    Our Management and Rental business is subject to state and local regulation, including fire safety and applicable real estate brokerage licensing statutes.

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

Item 1A.    Risk Factors.

Adverse Events and Trends—Adverse events and trends in the vacation ownership, vacation rental and travel industries could adversely affect our business, financial condition and results of operations.

        The success of ILG and our businesses depends, in substantial part, upon the health of the worldwide vacation ownership, vacation rental and travel industries. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Also, inclement weather and/or natural disasters, such as earthquakes, hurricanes, fires, floods and tsunamis may result in the inability of consumers to travel to and vacation in certain destinations and regions in which participating resorts operate and/or vacation rental properties are located. Similarly, significant damage to resorts and/or vacation rental properties could result in a decrease in the number of resort accommodations or vacation rentals available for use in our membership and exchange programs or as vacation rentals. Our businesses are also sensitive to travel health concerns, such as H1N1, SARS, bird flu and other pandemics, as well as concerns related to terrorism, enhanced travel security measures and/or geopolitical conflicts. These could result in a decrease and/or delay in demand for travel to our managed hotels and resorts and for exchanges and Getaways to and purchases of vacation ownership interests in affected regions. This decrease and/or delay in demand, depending on its scope and duration, could adversely affect our business and financial performance.

        Accordingly, downturns or weaknesses in the vacation and travel industries or price increases for travel related services, including economic factors adversely impacting consumers' decisions to use and consume travel services, the overall financial instability of the airline industry and associated air carrier bankruptcies, decreased airlift to relevant markets, job actions and strikes, and increased costs of transportation based on increased fuel prices, could adversely affect our business, financial condition and results of operations, as could inclement weather, natural disasters, epidemics, pandemics or other health concerns, terrorism, regional violence, enhanced travel security measures and/or geopolitical conflicts. These factors could lead to changes in deposit and demand patterns causing a significant number of members to relinquish well in advance of intended travel times. Economic conditions may continue to cause decreased demand for purchases of vacation ownership interests, may increase default rates among current owners, and may increase refund requests from our members. The matters described above could result in a decrease in the number of Interval Network members and could have a material adverse effect on the vacation ownership and vacation rental industries, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

        Inability to obtain financing on acceptable terms or at all has led to and may continue to lead to insolvency of resort developers affiliated with our exchange networks, which in turn could reduce or stop the flow of new members from their resorts and also could adversely affect the operations and desirability of exchange with those resorts if the developer's insolvency impacts the management of the resorts. In some cases a developer in bankruptcy could terminate its existing relationship with us. The weak financial condition of some developers may lead to increased consolidation in the industry. If we are unable to obtain or retain business relationships with the resultant resort developers, our results of operations may be materially adversely affected.

        Insolvency of one or more developers that in the aggregate have significant obligations owed to us could cause impairments to certain receivables and assets which could have a material adverse effect on our results of operations. Insolvency of a number of properties managed or marketed by Aston, particularly managed hotels, could materially adversely affect that segment's business, financial condition and results of operations.

        In addition, the lack of available credit for consumers also could result in a decrease in potential purchasers of vacation interests who would otherwise become members or participants in our exchange networks and a decrease in potential purchasers of vacation properties in Hawaii or other locations where we manage properties. This could have a material adverse effect on our business, financial condition and results of operations.

Competition—The industries in which our businesses operate are highly competitive and these businesses are subject to risks relating to competition that may adversely affect our performance.

        Our businesses will be adversely impacted if they cannot compete effectively in their respective industries, each of which is highly competitive. Our continued success depends upon our ability to compete effectively. Some of our competitors have significantly greater financial, marketing and other resources than we have. In particular, in the case of our Interval Network, its primary competitor, RCI, is larger. Through the resources of its corporate affiliates, particularly, Wyndham Vacation Ownership, Inc., itself engaged in vacation ownership sales, RCI may have greater access to a significant segment of new vacation ownership purchasers and a broader platform for participating in industry consolidation. Our Management and Rental businesses compete with other vacation properties and managers including larger management companies and their managed properties. Competitive pressures may cause us to reduce our fee structure or potentially modify our business models, which could adversely affect our business, financial condition and results of operations.

Third Party Relationships—We depend on relationships with developers, members and other vacation property owners and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

        Our Interval Network business is dependent upon vacation ownership developers for new members and supply of resort accommodations for use in exchanges and Getaways, and our Membership and Exchange businesses are dependent upon members and participants to renew their existing memberships and otherwise engage in transactions. Our Management and Rental businesses are dependent upon vacation property and hotel owners and homeowners associations for vacation properties to manage and rent to vacationers.

        The Interval Network has established multi-year relationships with numerous developers pursuant to exclusive affiliation agreements and we believe that relationships with these entities are generally strong, but these historical relationships may not continue in the future. During each year, the affiliation agreements for several of the Interval Network's largest new member-producing developers are scheduled to renew. The non-renewal of an affiliation agreement will adversely affect our ability to secure new members for our programs from the non-renewing resort or developer, and will result in the loss of existing Interval Network members (and their vacation interests) at the end of their current membership to the extent that we do not secure membership renewals directly from such members. In addition, we may be unable to negotiate new affiliation agreements with resort developers or secure renewals with existing members in our exchange programs, and our failure to do so would result in decreases in the number of new and/or existing members, the supply of resort accommodations available through our exchange networks and related revenue. If we are unable to obtain sufficient renewals of affiliations with resorts and memberships with consumers or to enter into new affiliation agreements, this could have a material adverse effect on our business, financial condition and results of operations. Also, the loss of a few large developers (particularly those from which Interval receives membership renewal fees directly) could materially impact our business, financial condition and results of operations.

        We believe that developers will continue to create and operate internal reservation and exchange systems, which decreases their reliance on vacation ownership membership programs, including those offered by us, and could adversely impact the supply of resort accommodations available through our exchange networks. The vacation ownership industry has experienced consolidation through the acquisition of vacation ownership developers by other developers, which may result in the diversion of exchange membership and other business. Our ability to maintain existing or negotiate new affiliation agreements may be adversely impacted by the continued creation and operation of internal reservation and exchange systems by developers, as well as by consolidation in the vacation ownership industry.

        Similarly, the failure of our Management and Rental businesses to maintain existing or negotiate new hotel, resort and homeowners association management agreements and/or rental services arrangements with vacation property owners, as a result of the sale of property to third parties, contract dispute or otherwise, or the failure of vacationers to book vacation rentals through these businesses would result in a decrease in related revenue, which would have an adverse effect on our business, financial condition and results of operations. The loss of one or more of our largest management agreements could materially impact the business, financial condition and results of operations of our Management and Rental business.

Vacation Rental Revenue—Our success is dependent, in part, on revenue from vacation rentals and, if consumer demand for vacation rentals falls materially below historic levels, our business, financial condition and results of operations could be adversely affected.

        The macroeconomic downturn negatively affected demand for our rentals of vacation accommodations to our members and other vacationers, leading us to decrease pricing and resulting in reduced revenue from vacation rentals. While the situation has improved, failure of our management and rental business to secure a sufficient number of vacationers for accommodations we manage or market could also result in increased obligations under guaranteed dollar amount or specified percentage provisions of certain hotel and resort management agreements and, ultimately, could affect our ability to obtain and maintain management agreements with vacation property owners. We also actively seek to provide vacation rental services to resorts participating in our exchange networks. Any additional or prolonged decrease in demand and/or pricing for vacation rentals would further impact our revenue and, if materially below historical levels, could have a material adverse effect on our business, financial condition and results of operations.

We have a substantial amount of indebtedness, which could adversely affect our financial position.

        We have a substantial amount of indebtedness. As of December 31, 2010, we had total debt of approximately $357.6 million, consisting of $300.0 million of senior notes with an unamortized balance of original issue discount of $18.4 million and $76.0 million of borrowings under our senior secured credit facilities. We also had an additional $50.0 million, net of any letters of credit usage, available for borrowing under the revolving portion of our senior secured credit facilities at that date. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

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

        Our operations require managerial and operational expertise as well as the maintenance of relationships with resort developers and other third parties. In particular, we are dependent upon the management skills and continued services of several members of our senior management team, including Craig M. Nash, our Chief Executive Officer and Jeanette E. Marbert, our Chief Operating Officer; with respect to the Membership and Exchange business, David C. Gilbert, Interval International's Executive Vice President—Resort Sales and Marketing; and with respect to the Management and Rental business, Kelvin M. Bloom, President of Aston Hotels & Resorts. The failure of such key personnel to continue to be active in management of our businesses could have a material adverse effect on relationships with third parties, business, financial condition and results of operations. In addition, our agreements with a few developers allow the developer a limited termination right in the event that two or more of these individuals who are involved in the Interval Network are no longer with our company, generally in association with a material adverse impact. We do not maintain key employee insurance for any of our officers and employees.

Adverse Events and Trends in Key Vacation Destinations—Events and trends in key vacation destinations could adversely affect our business, financial condition and results of operations.

        A substantial percentage of the vacation ownership resorts currently participating in Interval's exchange networks are located in Florida, Hawaii, Las Vegas, Mexico and Southern California, and a majority of the vacation properties for which we provide management and rental services are located in Hawaii. Approximately $111.0 million of 2010 revenue, which excludes pass-through revenue, was generated from travel to properties located in all of these locations as well as property management services performed in these locations. As a result, our ongoing ability to successfully process confirmed vacations for members, as well as our ability to find vacationers for accommodations managed or marketed by us, is largely dependent on the continued desirability of these areas as key vacation destinations. Any significant shift in travel demand for one or more of these key destinations or any adverse impact on transportation to them, such as decreased airlift, natural disasters, regional violence, terrorism or increased travel costs, could have a material adverse effect on our business, financial condition and results of operations.

        In addition, hurricanes, earthquakes or other adverse events impacting one or more of these key destinations could significantly reduce the number of accommodations available for exchanges, Getaways or rental to vacationers, as well as the need for vacation rental and property management services generally. Accordingly, any such event could have a material adverse effect on our business, financial condition and results of operations, the impact of which could be prolonged. The effects of climate change may cause these locations to become less appealing to vacation owners as a result of temperature changes, more severe weather or changes to coastal areas which could adversely affect our business.

International Operations—We operate in a number of international markets, which exposes us to additional risks that could adversely affect our business, financial condition and results of operations.

        Revenue from international operations represented approximately 15.4%, 15.9% and 16.4% of our consolidated revenue in 2010, 2009 and 2008, respectively. We continue to seek to expand and invest in our Membership and Exchange business in various international markets.

        In order to achieve widespread acceptance in international markets, we must continue to successfully tailor our services to the unique customs and cultures of relevant countries and markets. Learning the customs and cultures of various countries and markets can be difficult and costly, and the failure to do so could slow international growth. Operating in international markets also exposes us to additional risks, including, among others, changes in regulatory requirements, including taxation, limits on our ability to sell products and services and enforce intellectual property rights and difficulties in managing operations due to distance, language and cultural differences, including issues associated with staffing and managing foreign operations. Also, in particular, significant fluctuations in the value of the U.S. dollar relative to certain foreign currencies could have an adverse effect on our results of operations due to the effects of translation of local currency results into U.S. dollars. We do not currently engage in hedging transactions designed to reduce our exposure to foreign currency risk.

        We are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States. Currently, we conduct business in Venezuela where currency restrictions exist limiting our ability to immediately access cash through repatriations at the government official exchange rate. As of December 31, 2010, we had $5.1 million of unrealized loss in other comprehensive income within stockholders' equity pertaining to our Venezuela entity until such time we sell or liquidate our investment. Furthermore, other countries in which we maintain operations may impose limitations on the repatriation of cash from such countries now or in the future. Any limitation on us to transfer significant cash across borders from our international operations pertaining to intercompany debt or intercompany trade payables, if any, could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions and Strategic Arrangements—We may experience financial and operational risks in connection with acquisitions and strategic arrangements. In addition, businesses acquired by us may incur significant losses from operations or experience impairment of carrying value.

        We acquired Trading Places International in November 2010 and intend to selectively pursue other acquisitions. However, we may be unable to identify attractive acquisition candidates or complete transactions on favorable terms. In addition, in the case of acquired businesses, we will need to:

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

        We may not be successful in addressing these challenges or any others encountered in connection with historical and future acquisitions. In addition, the anticipated benefits of one or more acquisitions may not be realized and future acquisitions could result in potentially dilutive issuances of equity securities and/or the assumption of contingent liabilities. Also, the value of goodwill and other intangible assets acquired could be impacted by one or more unfavorable events or trends, which could result in impairment charges in addition to that taken with respect to the Aston Hotels & Resorts business for the year ended December 31, 2008. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

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

New Products and Services—We may not be able to achieve our strategic objectives through new products and initiatives.

        In order to support our strategic objectives, we expect to introduce new products and services during 2011 and in the future. Launching new products and services involves a number of risks including the ability to achieve the anticipated level of market acceptance and to manage the costs and timeliness of rolling-out the product or service. If we are unable to gain market acceptance, experience substantial delays or are required to expend significantly more than expected, our business and results of operations may be materially adversely affected.

Property Renovations—A significant decrease in the supply of available vacation rental accommodations due to ongoing property renovations could adversely affect our business, financial condition and results of operations.

        Several of the vacation rental properties for which we provide management and rental services are expected to undergo significant renovations over the next few years. These renovations may result in a decrease in the supply of vacation rental accommodations available to vacationers during the applicable renovation periods. Furthermore, ongoing renovations at a particular property may negatively impact the desirability of the property as a vacation destination. A significant decrease in the supply of available vacation rental accommodations and the need for vacation rental services during renovation periods, coupled with the inability to attract vacationers to properties undergoing renovations, could have an adverse effect on our business, financial condition and results of operations.

Compliance and Changing Laws, Rules and Regulations—The failure of our businesses to comply with extensive regulatory requirements, or to obtain and maintain required licenses and rights, could adversely affect our business, financial condition and results of operations.

        Our businesses are subject to various laws, rules and regulations on a global basis, including those specific to the vacation ownership industry, as well as those applicable to businesses generally, such as consumer protection, securities and sales, use, value-added and other tax laws, rules and regulations. While we believe that the operations and practices of our businesses have been structured in a manner to ensure material compliance with applicable laws, rules and regulations, the relevant regulatory authorities may take a contrary position. The failure of our businesses to comply with applicable laws, rules and regulations, or to obtain required licenses or rights, could have a material adverse effect on our business, financial condition and results of operations. In addition, unfavorable changes in the laws, rules and regulations applicable to our businesses, including those related to the imposition of taxes, could decrease demand for the services offered by our businesses, increase costs and/or subject us to additional liabilities, which could have an adverse effect on our business, financial condition and results of operations.

        The vacation ownership industry is subject to extensive regulation in the United States and elsewhere, which generally requires vacation ownership resort developers to follow certain procedures in connection with the sale and marketing of vacation interests, including the filing of offering statements with relevant governmental authorities for approval and the delivery to prospective purchasers of certain information relating to the terms of the purchase and use, including rescission rights. Although not all of these regulations affect us directly, such regulations indirectly affect us because of the requirements placed on resort developers that participate in our exchange networks. As a result, any negative change in the regulatory environment within the vacation ownership industry could have a material adverse effect on our business, financial condition and results of operations. For instance, the European Union has recently implemented a timeshare directive to augment existing regulations applicable to timeshare developers and exchange companies.

        Our vacation rental operations are directly subject to a number of licensing requirements, as well as certain laws and regulations relating to consumer protection, particularly, those associated with hotel and resort management, including those relating to the preparation and sale of food and beverages, liquor service and health and safety of managed premises. The failure of our Management and Rental businesses to comply with applicable laws, rules and regulations, or to obtain required licenses or rights, could have a material adverse effect on our business, financial condition and results of operations.

Maintenance of Systems and Infrastructure—Our success depends, in part, on the integrity of our systems and infrastructure. System interruption and the lack of integration and redundancy in these systems and infrastructure may have an adverse impact on our business, financial condition and results of operations.

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

        We are in the process of developing a rearchitecture of our proprietary technology. We have committed significant resources to this rearchitecture project, which is expected to be phased in over several years. This rearchitecture is extremely complex, in part, because of the wide range of processes and the legacy systems involved. The first phase was launched in the fourth quarter of 2010 and we experienced system instability which impacted the business operations. As we continue this process, we are using a controlled project plan and change control process that we believe will provide for the adequate allocation of resources. However, a divergence from these may result in cost overruns or project delays. If the systems do not operate as expected, this could impact our ability to perform necessary business operations, which could materially adversely affect our business.

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

        A company processing, storing, or transmitting payment card data must be compliant with Payment Card Industry-Data Security Standards, or PCI-DSS, or risk losing its ability to process credit card payments and being audited and/or fined. As of December 31, 2010, we are working to become fully compliant. Failure to obtain or maintain PCI-DSS compliance could result in our inability to accept credit card payments or subject us to penalties and thus could have a material negative effect on our operations. Changes in these security standards may cause us to incur significant unanticipated expenses to meet new requirements.

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

        From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, will likely be protracted and expensive and could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of the date hereof, ILG conducts operations through 26 offices in 25 cities in 14 countries, of which 10 offices are within the U.S. and 16 offices are outside of the United States. ILG's global headquarters is located in Miami, Florida and occupies approximately 100,000 square feet of office space under a long-term lease expiring in December 2020. We also operate a call center in Miami with approximately 60,000 square feet under a long-term lease expiring in December 2020. Our Membership and Exchange business' European headquarters is located in London, England and occupies approximately 33,000 square feet of office space under a long-term lease which expires in May 2016, while its Asian headquarters is located in Singapore and occupies approximately 5,500 square feet of office space expiring in August 2012.

        The Management and Rental segment is based in Honolulu, Hawaii with approximately 18,000 square feet of office space under a lease expiring in October 2019.

Item 3.    Legal Proceedings.

        On December 2, 2010, RHAC, LLC filed a demand for arbitration with the AAA in New York City and served upon Aston its Notice of Intent to Arbitrate in connection with the Management Agreement between RHAC and Aston for the Aston Waikiki Beach Hotel, one of Aston's largest managed resorts. In the demand, RHAC sought declaratory relief regarding the appropriate standards for specified performance criteria required of Aston in the agreement, whether Aston failed to meet such performance criteria or had defenses for any such failure and RHAC's prospective right to terminate the agreement. Also, on December 2, 2010, Aston initiated an action in Circuit Court of the First Circuit, State of Hawaii, captioned as Aston Hotels & Resorts, LLC v. RHAC, LLC, Index No. 10-1-2600-12 (PWB) (the "Hawaii Action"), in which Aston sought specific enforcement of the agreement and other declaratory relief. In the Hawaii Action, RHAC has filed a motion to compel arbitration of Aston's claims as part of RHAC's AAA arbitration in New York and to dismiss the complaint, and Aston has filed a motion to permanently stay RHAC's AAA arbitration in New York, citing RHAC's agreement to arbitrate all disputes (other than claims involving, or exceeding, a stated dollar threshold) regarding the construction of the Agreement before Dispute, Prevention & Resolution, Inc., in Hawaii and noting that RHAC's demand seeks declaratory relief that does not involve a claim meeting the specified threshold. A hearing was held for both RHAC's and Aston's motions in the Hawaii Action on February 9, 2011. The Court has not yet ruled on either motion. In the ordinary course of business, ILG and its subsidiaries are parties to litigation involving property, personal injury, contract, intellectual property and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.

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

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock has been listed on The NASDAQ Stock Market Global Select Market under the ticker symbol "IILG" since August 2008. Prior to that time there was no public market for our common stock. The table below sets forth the high and low sales prices per share for ILG common stock as reported on NASDAQ, for the calendar periods indicated.

	High	Low
Year Ended December 31, 2010
Fourth Quarter	$17.54	$13.18
Third Quarter	$14.42	$11.61
Second Quarter	$15.19	$12.37
First Quarter	$15.66	$12.01

	High	Low
Year Ended December 31, 2009
Fourth Quarter	$13.99	$10.76
Third Quarter	$12.90	$9.15
Second Quarter	$10.00	$5.00
First Quarter	$6.13	$3.19

        As of March 7, 2011, there were approximately 1,970 holders of record of our common stock and the closing price of ILG common stock was $16.46. Because many of the outstanding shares of ILG common stock are held by brokers and other institutions on behalf of stockholders, ILG is not able to estimate the total number of beneficial stockholders represented by these record holders.

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

Unregistered Sales of Equity Securities

        During the year ended December 31, 2010, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

        We did not make any purchases of our common stock during the year ended December 31, 2010.

Performance Comparison Graph

        The performance graph is not deemed filed with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

        The following graph covers the period from August 12, 2008 to December 31, 2010, assuming $100 was invested on August 12, 2008 in ILG common stock, and in each of the S&P SmallCap 600 in which our stock has been included since August 2008, the Russell 2000 in which our stock has been included since June 2009 and a peer group consisting of Bluegreen Corporation, Expedia, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Wyndham Worldwide Corporation. The graph assumes that all dividends were reinvested on the date of payment without payment of any commissions. The stock price performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON AUGUST 12, 2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2010

Company/Index/Market	3/31/2010	6/30/2010	9/30/2010	12/31/2010
Interval Leisure Group, Inc	$110.30	$94.32	$105.05	$122.27
Russell 2000 Index	$93.52	$84.24	$93.75	$108.99
S&P Smallcap 600 Index	$99.13	$90.47	$99.18	$115.28
Peer Group Index	$127.45	$104.50	$142.52	$150.34

Company/Index/Market	8/12/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009
Interval Leisure Group, Inc.	$100.00	$78.79	$40.83	$40.15	$70.61	$94.39	$94.47
Russell 2000 Index	$100.00	$91.44	$67.56	$57.46	$69.34	$82.71	$85.91
S&P Smallcap 600 Index	$100.00	$97.14	$72.69	$60.44	$73.18	$86.83	$91.27
Peer Group Index	$100.00	$75.40	$42.89	$35.66	$66.17	$99.08	$110.71

Item 6.    Selected Financial Data

        The following Selected Financial Data should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Income" in Item 7 of this report.

Financial Information:

	Year Ended December 31,
	2010	2009	2008	2007(1)	2006
	(In thousands, except per share data)
Statement of Income Data
Revenue	$409,440	$404,986	$415,798	$364,168	$288,646
Operating income	104,477	101,846	76,291	106,566	86,128
Net income attributable to common stockholders	42,418	38,213	45,264	71,056	58,043
Earnings per Share Data(2)
Basic	$0.75	$0.68	$0.81	$1.26	$1.03
Diluted	0.73	0.67	0.80	1.26	1.03

	December 31,
	2010	2009	2008	2007(1)	2006
	(In thousands)
Balance Sheet Data
Total assets	$983,048	$958,581	$937,208	$922,617	$767,677
Long-term debt, net of current portion	357,576	395,290	412,242	—	—
Stockholders' equity	224,735	176,376	129,139	513,367	408,887

Operating Statistics:

	Year Ended December 31,
	2010	2009	2008	2007(1)	2006
Membership and Exchange
Total active members (000's)(3)	1,803	1,836	1,998	1,961	1,850
Average revenue per member(4)	$181.36	$175.56	$164.83	$156.75	$149.55
Management and Rental
Available room nights (000's)(5)	1,613	1,580	1,594	955
RevPAR(6)	$95.79	$91.47	$117.08	$127.14

Additional Data:

	Year Ended December 31,
	2010	2009	2008	2007(1)	2006
	(In thousands, except percentage data)
Membership and Exchange
Transaction revenue(7)	$190,954	$189,777	$185,782	$170,152	$150,923
Membership fee revenue(8)	129,818	132,076	133,703	123,465	112,140
Ancillary member revenue(9)	8,709	8,430	8,641	8,090	9,352

Total member revenue	329,481	330,283	328,126	301,707	272,415
Other revenue	15,747	15,684	18,793	16,663	16,231

Total revenue	$345,228	$345,967	$346,919	$318,370	$288,646

Management and Rental
Management fee and rental revenue	$22,694	$21,417	$28,561	$19,193
Pass-through revenue(10)	41,518	37,602	40,318	26,605

Total revenue	$64,212	$59,019	$68,879	$45,798

Management and Rental gross margin	21.3%	20.9%	26.0%	27.2%
Management and Rental gross margin without pass-through	60.1%	57.5%	62.7%	65.0%

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

(7)
Represents transactional and service fees paid for Interval Network exchanges, Getaways, reservation servicing, and related transactions.

(8)
Represents fees paid for membership in the Interval Network.

(9)
Includes revenue related to insurance and travel related services provided to Interval Network members.

(10)
Represents the compensation and other employee-related costs directly associated with management of the properties that are included in both revenue and cost of sales and that are passed on to the property owners or homeowners associations without mark-up. Management believes presenting gross margin without these expenses provides management and investors a relevant period-over-period comparison.

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

        Actual results could differ materially from those contained in the forward looking statements included in this annual report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for, or insolvency or consolidation of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns, such as pandemics; changes in our senior management; regulatory changes; our ability to compete effectively and successfully add new products and services; the effects of our significant indebtedness and our compliance with the terms thereof; adverse events or trends in key vacation destinations; business interruptions in connection with the rearchitecture of our technology systems; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of this annual report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

GENERAL

Management Overview

History

        Interval Leisure Group, Inc., or ILG, was incorporated as a Delaware corporation in May 2008 in connection with a plan by IAC/InterActiveCorp, or IAC, to separate into five publicly traded companies, referred to as the "spin-off." In connection with the spin-off, we entered into an indenture pursuant to which we issued $300.0 million of senior unsecured notes due 2016 and entered into a senior secured credit facility with a maturity in 2013, including a term loan in the original principal amount of $150.0 million and a $50.0 million revolving credit facility. ILG was formed to hold the Membership and Exchange and Management and Rental businesses, and commenced trading on The NASDAQ Stock Market in August 2008 under the symbol "IILG."

        ILG consists of two operating segments. During the fourth quarter of 2010, we changed the names of our two operating segments from Interval to Membership and Exchange and from Aston to Management and Rental, in order to better describe the underlying business operations in the segments. The historical segments' financial information and underlying operational activity did not change, other than the addition of the operations of Trading Places International, or TPI, upon completion of the acquisition on November 30, 2010.

        The Membership and Exchange segment consists of Interval International Inc.'s businesses, referred to as Interval, and TPI's membership and exchange related line of business. The Management and Rental segment consists of Aston Hotels & Resorts, LLC and Maui Condo and Home, LLC, referred to as Aston, and TPI's management and rental related line of business. The businesses operated by ILG following the spin-off are referred to herein as the "ILG Businesses."

Basis of Presentation

        The historical consolidated financial statements of ILG and its subsidiaries and the disclosure set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the contribution or other transfer to ILG of all of the subsidiaries and assets and the assumption by ILG of all of the liabilities relating to the ILG Businesses in connection with the spin-off, and the allocation to ILG of certain IAC corporate expenses relating to the ILG Businesses prior to the spin-off. Accordingly, the historical consolidated financial statements of ILG prior to the spin-off reflect the historical financial position, results of operations and cash flows of the ILG Businesses since their respective dates of acquisition by IAC, based on the historical consolidated financial statements and accounting records of IAC and using the historical results of operations and historical basis of the assets and liabilities of the ILG Businesses with the exception of accounting for income taxes. For purposes of these financial statements, income taxes have been computed for ILG on an as if stand-alone, separate tax return basis. Intercompany transactions and accounts have been eliminated.

        In the opinion of ILG's management, the assumptions underlying the historical consolidated financial statements of ILG and its subsidiaries are reasonable. However, this financial information, prior to the spin-off, does not reflect what the historical financial position, results of operations and cash flows of ILG would have been had ILG been a stand-alone company during the periods presented prior to the spin-off.

General Description of our Business

        ILG is a leading global provider of membership and leisure services to the vacation industry. We operate in two business segments: Membership and Exchange and Management and Rental. Our principal business segment, Membership and Exchange, offers travel and leisure related products and services to owners of vacation interests and others mostly through various membership programs, as well as related services to resort developer clients. Management and Rental, our other business segment, provides hotel, resort and homeowners association management and vacation rental services to both vacationers and vacation property owners.

Membership and Exchange Services

        Interval, the principal business comprising our Membership and Exchange segment, has been a leader in the membership and exchange services industry since its founding in 1976. As of December 31, 2010, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

  •
  a large and diversified base of participating resorts consisting of approximately 2,600 resorts located in over 75 countries, including both leading independent resort developers and branded hospitality companies; and

  •
  approximately 1.8 million vacation ownership interest owners enrolled as members of the Interval Network.

        Interval typically enters into multi-year contracts with developers of vacation ownership resorts, pursuant to which the resort developers agree to enroll all purchasers of vacation interests at the applicable resort as members of an Interval exchange program. In return, Interval provides enrolled purchasers with the ability to exchange the use and occupancy of their vacation interest at the home resort (generally for a period of one week) for the right to occupy accommodations at a different resort participating in an Interval exchange network. Through Interval's Getaways, members may rent resort accommodations for a fee without relinquishing the use of their vacation interest. In addition, Interval offers sales, marketing and operational support, consulting and back-office services, including reservation servicing, to certain resort developers participating in the Interval Network, upon their request and for additional consideration.

        The Membership and Exchange segment earns most of its revenue from (i) fees paid for membership in the Interval Network and (ii) transactional and service fees paid for Interval Network exchanges, Getaways, reservation servicing, and related transactions collectively referred to as "transaction revenue."

Management and Rental Services

        We also provide management and rental services to hotels as well as condominium and timeshare resorts and their homeowners associations through Aston and TPI. Such vacation properties and hotels are not owned by us. Aston is based in Hawaii and concentrates largely on hotel and condominium resort management primarily in Hawaii, as well as vacation property rental and related services (including common area and owner association management services for condominium projects). During the fourth quarter of 2010, we acquired TPI which provides vacation rentals and timeshare resort and homeowners association management services in the United States and Mexico.

        As of December 31, 2010, the businesses that comprise our Management and Rental segment provided management and rental services to over 45 vacation properties and hotels, mostly in Hawaii, as well as more limited management services to certain additional properties.

        Revenue from the Management and Rental segment is derived principally from fees for hotel, condominium resort, timeshare resort and homeowners association management and rental services. Management fees consist of a base management fee and, in some instances for hotels or condominium resorts, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. A majority of Aston's hotel and condominium resort management agreements provide that owners receive either specified percentages of the revenue generated under our management or guaranteed dollar amounts. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or amounts, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit.

International Operations

        International revenue decreased 2.2% in 2010 compared to 2009 and decreased 5.2% in 2009 compared to 2008. As a percentage of our total revenue, international revenue decreased to 15.4% in 2010, from 15.9% in 2009, and from 16.4% in 2008.

        In October 2010, we communicated to the employees a plan to close one of our offices in Spain, which included a call center, in an effort to better align resources and reduce future operating costs.

We recorded a restructuring charge of approximately $0.5 million in the fourth quarter 2010 primarily related to one-time termination benefits and certain professional services and administrative costs.

Other Factors Affecting Results

Membership and Exchange

        The reduction in sales and marketing expenditures by resort developers spurred by the lack of receivables financing has continued, leading to a decrease in the flow of new members to our exchange networks. During 2010, access to credit markets returned for securitization transactions available to certain large developers and activity by regional banks working with independent developers has increased slightly. Financing standards for consumers remain higher than those required several years ago and developers are continuing to modify their business models to reduce reliance on receivables financing. As developers with greater debt loads continue to work with their lenders, we anticipate additional bankruptcies, reorganizations and consolidation within the industry. In addition, our fourth quarter 2010 results were negatively affected by system downtime in connection with the launch of our new proprietary membership platform as well as changes in travel patterns and inventory availability.

Management and Rental

        Our Management and Rental segment is susceptible to variations in overall macroeconomic conditions, particularly in its predominant geographic market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii have increased 13.4% and 8.8% for the fourth quarter 2010 and the year ended December 31, 2010, respectively. This is consistent with Aston's managed properties in Hawaii experiencing increases in occupancy, partly related to a decrease in available room nights, leading to an overall increase of 7.6% in RevPAR in Hawaii in 2010 compared to 2009. As of February 2011, the Hawaii State Department of Business, Economic Development & Tourism, forecasts increases of 4.0% in visitors to Hawaii and 9.2% in visitor expenditures in 2011 over 2010. Beginning in the fourth quarter of 2009, Aston expanded beyond the Hawaiian islands adding certain mainland locations. Consequently, in the first half of 2010, the Management and Rental segment was adversely impacted by ramp-up and seasonality related to these mainland properties. However, for the second half of 2010, we realized a positive contribution from the Aston properties on the mainland.

Business Acquisition

        On November 30, 2010, we acquired TPI which offers exchange and leisure services to vacation owners, including on-site management at 20 resorts located throughout the mainland United States, Hawaii, and Mexico. This acquisition expands our fee-for-service, asset light offerings in several areas including, direct-to-consumer vacation ownership exchange and specialty lodging property management. TPI was consolidated into our financial statements as of the acquisition date and the financial effect of this acquisition was not material to our consolidated financial statements as of and for the year ended December 31, 2010.

Outlook

        Throughout 2009, we saw sustained pressures in the U.S. and global economy related to the global economic downturn, the credit crisis, investment returns, travel health concerns and general negative consumer sentiment, all of which impacted consumer discretionary spending in travel and leisure services. In 2010, we continued to operate, for the most part, in a challenging business environment resulting from the carryover effects of the global economic downturn experienced in 2009. In 2011, we anticipate the vacation ownership industry will remain in a period of transition that may result in the bankruptcy, restructuring and consolidation of developers as well as continued modifications to their business models.

 CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other judgments and assumptions that we believe are reasonable under the circumstances. Actual outcomes could differ from those estimates.

        Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, to the accompanying consolidated financial statements and should be reviewed in connection with the following discussion. Set forth below are the policies and estimates that we have identified as critical to our business operations and an understanding of our results of operations, based on the high degree of judgment or complexity in their application.

Revenue Recognition

        Revenue, net of sales incentives, from membership fees from our Membership and Exchange segment is deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight-line basis. Generally, memberships are cancelable and refundable on a pro-rata basis. Direct costs of acquiring members and direct costs of sales related to deferred membership revenue are also deferred and amortized on a straight-line basis over the terms of the applicable memberships. These costs relate to various commissions and initial fulfillment costs. The recognition of previously deferred revenue and expense is based on estimates derived from an aggregation of member-level data. Revenue from exchange and Getaway transactions is recognized when confirmation of the transaction is provided as the earnings process is complete. Reservation servicing revenue is recognized when service is performed or on a straight-line basis over the applicable service period. All taxable revenue transactions are presented on a net-of-tax basis.

        The Management and Rental segment's revenue is derived principally from fees for hotel, condominium resort, timeshare resort and homeowners association management and rental services. Management fees consist of base management fees, which are either fixed amounts or range from 1% to 5% of adjusted gross lodging revenue, various revenue sharing arrangements with condominium owners based on stated formulas or a percentage of adjusted gross lodging revenue, and incentive management fees for certain hotels and condominium resorts which are generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. Service fee revenue is recognized when the service is provided. In certain instances we arrange services which are provided directly to property owners. Transactions for these services do not impact our consolidated financial statements as they are not included in our results of operations. Additionally, in most cases, we employ on-site personnel to provide services such as housekeeping, maintenance and administration to property owners and homeowner associations under our management agreements. For such services, we recognize revenue in an amount equal to the expenses incurred.

Accounting for Business Combinations

        In accordance with ASC Topic 805, "Business Combinations," when accounting for business combinations we are required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value as of the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets, estimated contingent consideration payments and/or pre-acquisition contingencies, all of which ultimately affect the fair value of goodwill established as of the acquisition date. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date and is then subsequently tested for impairment at least annually.

        Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired entity and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include but are not limited to:

  •
  the estimated fair value of the acquisition-related contingent consideration, which is performed using a probability-weighted income approach based upon the forecasted achievement of post-acquisition pre-determined targets;

  •
  the future expected cash flows from product sales and related contracts and agreements; and

  •
  discount and long-term growth rates.

        Unanticipated events and circumstances may occur which could affect the accuracy or validity of our assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes resulting from events that occur after the acquisition date, such as changes in our estimated fair value of the targets that are expected to be achieved, will be recognized in earnings in the period of the change in estimated fair value.

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

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other," we review the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances, based on a two-step impairment test. We consider our Membership and Exchange and Management and Rental segments to be individual reporting units which are also individual operating segments of ILG. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. The first step of the impairment test compares the fair value of each reporting unit with its carrying amount including goodwill. The fair value of each reporting unit is calculated using the average of an income approach and a market comparison approach which utilizes similar companies as the basis for the valuation. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The impairment loss is determined by comparing the implied fair value of goodwill to the carrying value of goodwill. The implied fair value of goodwill represents the excess of the fair value of the reporting unit over amounts assigned to its net assets.

        The determination of fair value utilizes an evaluation of historical and forecasted operating results and other estimates. Fair value measurements are generally determined through the use of valuation techniques that may include a discounted cash flow approach, which reflects our own assumptions of what market participants would use in pricing the asset or liability.

        During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual goodwill impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions.

2010 Interim Goodwill Impairment Test

        During the first quarter 2010, we determined the Management and Rental reporting unit's actual performance was negatively tracking the fair value assumptions used in our then most current annual goodwill impairment test as of October 1, 2009, as evidenced by notable declines in RevPAR relative to the prior projections. Based on this, we concluded that indicators of impairment were present and could result in a reduction in the fair value of our Management and Rental reporting unit below its carrying amount. There were no indicators of impairment pertaining to our Membership and Exchange reporting unit.

        Consequently, we performed an interim impairment test for our Management and Rental reporting unit as of March 31, 2010. The first step of the two step impairment test concluded that the carrying value of the reporting unit exceeded its fair value by approximately 5%. As a result, we performed the second step of the impairment test to measure the amount of any impairment loss, which concluded that the reporting unit's implied fair value of goodwill exceeded the carrying value of goodwill by a marginal amount and, therefore, no impairment loss was recorded. The excess of the implied fair value of goodwill over its carrying value, computed in the second step, was primarily attributable to net declines in the fair value of an asset group consisting of Aston's property management contracts and wholesaler agreements definite-lived intangible assets, certain real estate assets owned by Aston and used in the purveyance of revenue generating services pursuant to the aforementioned property management contracts and wholesaler agreements, and Aston's tradename definite-lived intangible asset. As a result of the decline in fair value of these long-lived assets, we performed a recoverability test pursuant to ASC Topic 360, "Property Plant and Equipment," ("ASC 360") as subsequently discussed in the Recoverability of Long-Lived Assets section below.

2010 Annual Impairment Test

        As of October 1, 2010, we reviewed the carrying value of goodwill and other intangible assets of each of our reporting units. As of October 1, 2010, the Membership and Exchange and Management and Rental reporting units' goodwill were $474.7 million and $5.2 million, respectively. We performed the first step of the impairment test on both our reporting units and concluded that each reporting unit's fair value exceeded its carrying value and, therefore, the second step of the impairment test was not necessary. As of December 31, 2010, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on October 1, 2010.

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

        With respect to our Membership and Exchange reporting unit's step one analysis, the primary examples of key estimates include our discount rate and forecasted sales growth rates. As previously noted, we use the average of an income approach and a market comparison approach to calculate the fair value of our reporting units. As a measure of sensitivity on the income approach, as of the date of our last annual impairment test, a hypothetical 10% change in both our discount and long-term growth rates would result in a change of $500 million in the income approach fair value of the reporting unit, or approximately 31% of the excess of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our selected EBITDA multiple by 10% would result in a change of approximately $100 million in the Membership and Exchange reporting unit's market comparison approach fair value, or approximately 6% of the excess of the reporting unit's fair value over its carrying value.

        With respect to our Management and Rental reporting unit's step one analysis, the primary examples of key estimates include forecasted available and occupied room nights, average daily rates and long-term growth rates. As a measure of sensitivity on the income approach, as of the date of our last annual impairment test, a hypothetical 10% change to all four forecasted key estimates would result in a change of approximately $11 million in our Management and Rental's income approach fair value, or approximately 290% of the excess of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our selected EBITDA multiple by 10% would result in a change of approximately $2 million in the reporting unit's market comparison approach fair value, or approximately 141% of the excess of the reporting unit's fair value over its carrying value. If either of these hypothetical changes occur, it is possible that the reporting unit's fair value could fail to exceed its carrying value in step one of the impairment test and, consequently, we would proceed to step two of the impairment test where an impairment of goodwill could be recorded.

        Key estimates and assumptions for both our reporting units can be impacted by certain potential events and changes in circumstances, as follows:

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

        Additionally, key estimates and assumptions for both our reporting units can be impacted by certain potential events and changes in circumstances specific to each reporting unit, such as:

  Membership and Exchange

  •
  A downturn or a further weakening of the economy may cause decreased demand for purchases of vacation ownership interests, may increase default rates among current owners and may increase refund requests from our members.

  •
  Lack of available financing for vacation property developers and consumers or the potential insolvency or consolidation of developers could adversely affect our ability to maintain and grow our exchange network membership which could adversely affect our business, financial condition and results of operations.

  •
  Our ability to maintain relationships and renew contractual relationships with vacation ownership developers that provide new members and supply of resort accommodations for use in exchanges or Getaways.

  •
  Our ability to motivate members to renew their existing memberships and/or otherwise engage in transactions.

  Management and Rental

  •
  A downturn or a further weakening of the economy may cause decreased demand for vacation rentals.

  •
  The failure to maintain existing hotel, condominium resort and timeshare resort management and/or rental services arrangements with vacation property owners and/or insolvency of several properties managed by or marketed by the Management and Rental segment, particularly managed hotels.

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

2010 Recoverability Test

        As of March 31, 2010, as a consequence of the Management and Rental reporting unit failing step one of the two step process for testing goodwill for impairment, we performed a recoverability test on an asset group within our Management and Rental reporting unit. The asset group at the time consisted of Aston's property management contracts and wholesaler agreements definite-lived intangible assets, certain real estate assets owned by Aston and used in the purveyance of revenue generating services pursuant to the aforementioned property management contracts and wholesaler agreements, and Aston's tradename definite-lived intangible asset. The resulting recoverability analysis concluded that the undiscounted estimated future cash flows of the asset group exceeded its carrying value by approximately 19% of the asset group's carrying value. Accordingly, the asset group was not considered impaired. The measurement period used for the recoverability analysis was 11 years, the remaining useful life of the property management contracts asset (the asset group's primary asset). The fact that the asset group's cash flows exceeded their carrying amounts in our recoverability test is largely because, pursuant to U.S. GAAP, this analysis utilizes an undiscounted cash flow approach. This method differs from the manner in which the fair value of the asset group is calculated as part of our step two goodwill and other intangibles impairment analysis previously discussed.

        Our assumptions on key estimates utilized in the recoverability analysis related largely to Aston's forecasted available and occupied room nights, average daily rates and long-term growth rates (collectively "key estimates"). We believe there is a low-to-moderate level of uncertainty associated with the assumptions utilized in the development of these key estimates. In order to evaluate the sensitivity of the assumptions used in determining the undiscounted estimated future cash flows of the asset group, we applied a hypothetical 10% decrease to each of the forecasted key estimates. This hypothetical 10% decrease would have resulted in the asset group's carrying value exceeding the undiscounted estimated future cash flows by approximately 9%.

        The carrying value of consolidated long-lived assets that is subject to assessment for impairment in accordance with ASC 360 is $133.8 million and $148.4 million at December 31, 2010 and 2009, respectively. From the date of our last recoverability test, March 31, 2010, through December 31, 2010, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (asset group) may be impaired.

Useful Life of the Management and Rental Asset Group

        Additionally, as part of our recoverability analysis, we consider whether the existing service potential (useful life) of the assets within the Management and Rental asset group remain appropriate or require adjustment. Specifically, we consider the impact of the expected use of the assets and the effects of obsolescence, demand, competition and other economic factors, among other considerations. For the year ended December 31, 2010, and as of the date of our Management and Rental asset group recoverability test, we concluded no adjustment was necessary.

        When determining the existing service potential of the asset group, we concluded the remaining useful life of the property management contracts intangible asset (i.e. the asset group's primary asset) was the appropriate remaining useful to use for the asset group. Consequently, as of March 31, 2010, the remaining useful life of the asset group used for the recoverability test was 11 years.

Stock-Based Compensation

        We measure compensation cost for stock awards at fair value on date of grant and recognize the expense as compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units ("RSUs") is determined based on the number of shares granted and the quoted price of our common stock. For certain cliff vesting awards with performance criteria, we also use anticipated future results in determining the fair value of the award. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. We grant awards subject to graded vesting (i.e. portions of the award vest at different times during the vesting period) or to cliff vesting (i.e. all awards vest at the end of the vesting period). Any performance criteria attached to an award subject to graded vesting simply affects whether or not the award will vest.

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

        As of December 31, 2010, ILG had approximately $18.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 1.8 years. Of the $18.1 million of unrecognized compensation cost, 67.7% relates to an employee class group comprised of certain key employees for which we do not expect RSUs to be forfeited. For awards in which we expect forfeitures to occur, a 10% change to our estimated forfeiture rate would have an impact of less than $100,000 to our unrecognized compensation cost as of December 31, 2010.

Income Taxes

        Accounting for our income taxes requires significant judgment in the evaluation of our uncertain tax positions and in the calculation of our provision for income taxes. Pursuant to ASC Topic 740 "Income Taxes" ("ASC 740"), we adopted a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate available evidence to determine if it appears more likely than not that an uncertain tax position will be sustained on an audit by a taxing authority, based solely on the technical merits of the tax position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position.

        Although we believe we have adequately reserved for our uncertain tax positions, the ultimate outcome of these tax matters may differ from our expectations. We adjust our reserves in light of changing facts and circumstances, such as the completion of a tax audit, expiration of the applicable statute of limitations, the refinement of an estimate, and interest accruals associated with uncertain tax positions until they are resolved. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. See Note 10, "Income Taxes."

        Our future effective tax rates could be affected by changes in our deferred tax assets or liabilities, the valuation of our uncertain tax positions, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

RESULTS OF OPERATIONS

Revenue

	Year Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Membership and Exchange	$345,228	(0.2)	$345,967	(0.3)	$346,919
Management and Rental	64,212	8.8	59,019	(14.3)	68,879

Total revenue	$409,440	1.1	$404,986	(2.6)	$415,798

2010 Compared to 2009

        Revenue in 2010 increased $4.5 million, or 1.1%, from 2009.

        Membership and Exchange segment revenue remained relatively flat decreasing by $0.7 million from the prior year period. Total member revenue, which primarily consists of Interval Network membership fees and transactional and service fees, decreased $0.8 million, or 0.2%. Total active members in the Interval Network at December 31, 2010 decreased to approximately 1.80 million members as compared to approximately 1.84 million members at the end of the prior year, a decrease of 1.8%. Overall Interval Network average revenue per member increased 3.3% to $181.36 in 2010 from $175.56 in 2009. Membership fee revenue decreased $2.3 million, or 1.7%, primarily due a decrease of 3.4% in average active members and unfavorable foreign currency translations of $0.2 million resulting from the strengthening U.S. dollar when compared to 2009, partially offset by a 1.8% increase in average membership fees per member. Transaction revenue increased $1.2 million, or 0.6%, due to a $1.4 million increase in transaction revenue from exchanges and Getaways primarily due to a 3.5% increase in average transaction fees per member, offset by a decrease of $0.3 million in other transaction related fees.

        Management and Rental segment revenue increased 8.8%, or $5.2 million, which included a 10.4% increase in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners association without mark-up ("pass-through revenue"). The increase in pass-through revenue is due to an increase in average operational headcount resulting primarily from the addition of new Aston properties in the mainland, employing existing personnel at another managed property for the full year 2010 and to our acquisition of TPI during the fourth quarter 2010. Fee income earned from managed hotel and condominium resort properties at Aston increased $0.7 million, or 3.2%, due to an increase of 4.7% in revenue per available room ("RevPAR") to $95.79 in 2010 due to an increase in occupancy, offset by slightly lower average daily rate. These results include Aston's new mainland hotel properties not included prior to the fourth quarter 2009. Aston's occupancy rate in Hawaii has shown sustained improvement throughout the year, increasing 9.4% in 2010 as compared to 2009. RevPAR in Hawaii has also shown continued improvement, increasing 7.6% from the comparable period of 2009 to $99.65, primarily due to an increase in occupancy partly related to a decrease in available room nights. This was offset by a decrease of 1.6% in average daily rate due to continued competitive pricing pressures experienced in 2010. Aston has been generally tracking the results of comparable properties in the Hawaii market.

2009 Compared to 2008

        Revenue in 2009 decreased $10.8 million, or 2.6%, from 2008.

        Membership and Exchange segment revenue decreased by $1.0 million, or 0.3%, from the prior year period. Total member revenue, which primarily consists of Interval Network membership fees and transactional and service fees, increased $2.2 million, or 0.7%. Total active members in the Interval Network at December 31, 2009 decreased to approximately 1.8 million members as compared to approximately 2.0 million members at prior year end, a decrease of 8.1% due primarily to Disney members leaving the system. Overall Interval Network average revenue per member increased 6.5% to $175.56 in 2009 from $164.83 in 2008. Transaction revenue increased $4.0 million, or 2.2%, primarily due to a $2.9 million increase in reservation servicing fees related to additional activity from existing and new servicing arrangements as compared to the prior year end and a $1.0 million increase in transaction revenue from exchanges and Getaways primarily due to a 0.4% increase in volume for exchange and Getaway transactions. Membership fee revenue decreased $1.6 million, or 1.2%, primarily due to unfavorable foreign currency translations of $2.6 million and a decrease of 5.5% in average active members, partially offset by a 4.5% increase in average membership fees.

        Membership and Exchange segment revenue in 2009 was affected by unfavorable foreign currency translation of $7.1 million resulting from the strengthening of the U.S. dollar when compared to 2008.

In constant currency, the Membership and Exchange segment revenue would have increased $6.2 million, resulting in a 1.8% increase in 2009 compared to 2008.

        Management and Rental segment revenue decreased 14.3%, or $9.9 million, which included a 6.7% decrease in pass-through revenue. Fee income earned from managed vacation properties at Aston decreased $7.1 million, or 25.0%, due to a reduction of 21.9% in RevPAR to $91.47 in 2009. Lower occupancy and lower average daily rate led to the reduction in RevPAR. Occupancy rates during 2009 were negatively impacted by overall macroeconomic conditions contracting consumer discretionary spending. During 2009, Aston generally tracked the results of comparable properties in the Hawaii market.

Cost of Sales

	Year Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Membership and Exchange	$77,741	(3.7)	$80,703	(5.2)	$85,105
Management and Rental	50,563	8.3	46,703	(8.4)	50,970

Total cost of sales	$128,304	0.7	$127,406	(6.4)	$136,075

As a percentage of total revenue	31.3%	(0.4)	31.5%	(3.9)	32.7%
Gross margin	68.7%	0.2	68.5%	1.9	67.3%

        Cost of sales consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in servicing members of the Membership and Exchange segment and providing services to property owners and/or guests of the Management and Rental segment's managed vacation properties, as well as cost of rental inventory used primarily for Getaways included within the Membership and Exchange segment.

2010 Compared to 2009

        Cost of sales in 2010 increased $0.9 million from 2009, consisting of an increase of $3.9 million from our Management and Rental segment, offset by a decrease of $3.0 million from Membership and Exchange segment. Overall gross margin remained relatively flat, increasing by 0.2% to 68.7% in 2010 compared to 2009.

        Gross margin for the Membership and Exchange segment increased by 1.1% as compared to the prior year. Cost of sales for this segment decreased $3.0 million primarily due to a decrease in compensation and other employee-related costs of $2.0 million and a decrease in membership fulfillment related expenses, offset by an increase of $1.1 million in the cost of purchased rental inventory for use primarily in Getaways. The decrease in Interval's compensation and other employee-related costs is due primarily to a decrease in average operational headcount.

        The increase of $3.9 million in cost of sales from the Management and Rental segment was primarily attributable to an increase in pass-through revenue due to an increase in average operational headcount resulting from the addition of new properties in the mainland, employing existing personnel at another managed property for the full year 2010, and our acquisition of TPI during the fourth quarter 2010. Gross margin for this segment increased 1.9% in 2010 compared to 2009. The Management and Rental segment has lower gross margins than our Membership and Exchange segment largely due to the compensation and other employee-related costs of $41.5 million and $37.6 million for 2010 and 2009, respectively, directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up.

2009 Compared to 2008

        Cost of sales in 2009 decreased $8.7 million from 2008, of which the Membership and Exchange and the Management and Rental segments contributed $4.4 million and $4.3 million, respectively, of the decrease. Overall gross margin increased 1.9% to 68.5%.

        Gross margin for the Membership and Exchange segment increased 1.6% as compared to the prior year. Cost of sales for this segment decreased primarily due to decreases of $3.5 million in compensation and other employee-related costs, $0.4 million in the cost of rental inventory for use primarily in Getaways and $0.2 million in call center related expenses. The decrease in compensation and other employee-related costs is due primarily to a decrease of 1.9% in average operational headcount.

        The decrease of $4.3 million in cost of sales from the Management and Rental segment was primarily attributable to a decrease of 9.3% in average operational headcount servicing the segment's managed vacation properties. Gross margin for this segment decreased 19.7% as compared to the prior year. The Management and Rental segment has lower gross margins than the Membership and Exchange segment primarily due to the compensation and other employee-related costs of $37.6 million and $40.3 million for the year ended December 31, 2009 and 2008, respectively, directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners without mark-up. The 2009 decrease in reimbursed compensation and other employee-related costs compared to 2008 was not proportional to the decrease in the Management and Rental segment's revenue, excluding such reimbursed costs.

Selling and Marketing Expense

	Year Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Selling and marketing expense	$50,755	(2.4)	$52,029	1.1	$51,463
As a percentage of total revenue	12.4%	(3.5)	12.9%	3.8	12.4%

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

2010 Compared to 2009

        Selling and marketing expense in 2010 decreased $1.3 million from 2009, primarily due to decreases in printing costs related to cost efficiencies in the printing of directories and, to a lesser extent, magazines, and a decrease in compensation and other employee-related expenses, partially offset by an increase in advertising and promotional expenses related to certain sales incentives and an increase in travel related expenses.

2009 Compared to 2008

        Selling and marketing expense in 2009 increased $0.6 million from 2008, primarily due to an increase in advertising and promotional expenses due to certain marketing fees related to agreements entered into during the first quarter 2009, offset by decreases in compensation and other employee-related costs of $2.0 million and decreases in printing costs of $0.8 million. The decrease in compensation and other employee-related costs is due primarily to a decrease of 11.4% in average selling and marketing related headcount.

General and Administrative Expense

	Year Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
General and administrative expense	$88,980	1.2	$87,893	6.6	$82,474
As a percentage of total revenue	21.7%	NM	21.7%	9.4	19.8%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, facilities costs and fees for professional services.

2010 Compared to 2009

        General and administrative expense in 2010 increased $1.1 million from 2009, primarily due to an increase of $3.3 million in overall compensation and other employee-related costs principally due to an increase in health and welfare related expenses, and increases in IT maintenance and support services of $1.0 million, partially offset by a decrease of $2.2 million in expense incurred in 2009 related to Value Added Tax ("VAT") in Europe based on a judgment issued against an unrelated party by the European Court of Justice, further described below, decreases of $0.4 million in certain tax expenses incurred in 2009, and net gains of $0.3 million in foreign currency remeasurements of operating assets and liabilities denominated in a currency other than the functional currency.

        General and administrative related non-cash compensation expense in 2010 was $9.0 million, relatively flat compared to 2009. As of December 31, 2010, ILG had approximately $18.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 1.8 years.

2009 Compared to 2008

        General and administrative expense in 2009 increased $5.4 million from 2008. The increase was due in part to a $2.3 million accrual, of which $2.2 million was charged to general and administrative expense, related to VAT in Europe. This accrual was made based on a judgment issued against an unrelated party by the European Court of Justice. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and alters the manner in which the Membership and Exchange segment will account for VAT on its revenues as well as to which EU country VAT is owed. Also contributing to the increase in general and administrative expense is an increase in professional fees and additional expenses associated with being a stand-alone and public company for a full year, partially offset by decreases in non-public company headcount resulting in lower employee compensation expense and other decreases as part of our overall cost cutting measures. Overall incremental stand-alone and public company costs, excluding non-cash compensation expense, were $2.9 million.

        General and administrative related non-cash compensation expense in 2009 increased $1.7 million from 2008. Non-cash compensation expense included in general and administrative expense for 2009 was $9.1 million compared to $7.4 million. The increase in non-cash compensation is primarily attributable to an increase of $2.0 million for awards issued in connection with the spin-off for which 2009 included a full year of expense, a $1.1 million charge related to the impact of a change in estimated forfeiture rate during the fourth quarter 2009 and an increase of $0.4 million related to awards granted to our ILG directors for which 2009 included a full year of expense, offset by a $1.8 million non-recurring charge recorded in 2008 related to the accelerated vesting of certain restricted stock units in connection with the spin-off. The change in estimate of the forfeiture rate was the result of a revised expectation of RSUs that will ultimately vest. As of December 31, 2009, ILG had approximately $20.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, expected to be recognized over a weighted average period of approximately 2.4 years.

Goodwill Impairment

        On October 1, 2008, we performed our required annual impairment test and determined there was no impairment with respect to our Membership and Exchange and Management and Rental reporting units. Subsequent to the time of our annual impairment test as of October 1, 2008, we determined the Management and Rental's business climate was experiencing an overall significant adverse change, as evidenced by declines in RevPAR. In addition, we noted deteriorating economic conditions during the fourth quarter of 2008 as reflected in the declines in risk-free interest rates and general market trading multiples, which impacts market capitalization. ILG's market capitalization over its book value declined during this time period from 4.1x to 2.3x. Based on these changes, we concluded that this change in business climate could result in a reduction in the fair value of our Management and Rental reporting unit below its carrying amount. Consequently, we performed an interim impairment test for our Management and Rental reporting unit as of December 31, 2008. Unlike the results of our annual impairment test, our interim impairment test confirmed that an impairment existed in our Management and Rental reporting unit as of December 31, 2008. As a result, during the fourth quarter 2008, we recorded a non-cash goodwill impairment charge of $34.3 million related to the Management and Rental segment. Prior to the impairment, our total goodwill was $514.1 million of which $39.4 million, or 7.7%, pertained to the Management and Rental reporting unit.

Amortization Expense of Intangibles

	Year Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Amortization expense of intangibles	$26,387	1.6	$25,961	0.2	$25,906
As a percentage of total revenue	6.4%	NM	6.4%	2.9	6.2%

2010 Compared to 2009

        Amortization expense of intangibles in 2010 was generally consistent with the 2009 period for both the Membership and Exchange and Management and Rental segments.

2009 Compared to 2008

        Amortization expense of intangibles for 2009 was generally consistent with the 2008 period for both the Membership and Exchange and Management and Rental segments.

Depreciation Expense

	Year Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Depreciation expense	$10,537	7.0	$9,851	5.5	$9,335
As a percentage of total revenue	2.6%	5.8	2.4%	8.3	2.3%

2010 Compared to 2009

        Depreciation expense for 2010 as compared to 2009 increased $0.7 million primarily due to depreciable assets related to IT initiatives, placed in service subsequent to December 31, 2009.

2009 Compared to 2008

        Depreciation expense for 2009 as compared to 2008 increased $0.5 million primarily due to depreciable assets related to IT initiatives, placed in service subsequent to December 31, 2008.

Operating Income

	Year Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Membership and Exchange	$105,634	2.2	$103,396	(3.4)	$107,032
Management and Rental	(1,157)	(25.4)	(1,550)	(95.0)	(30,741)

Total operating income	$104,477	2.6	$101,846	33.5	$76,291

As a percentage of total revenue	25.5%	1.5	25.2%	37.1	18.3%

2010 Compared to 2009

        Operating income in 2010 increased $2.6 million from the comparable period in 2009 primarily due to an increase in gross profit of $3.6 million attributable to an increase in revenue of $4.5 million and improved margin excluding pass-through revenue, and a decrease of $1.3 million in selling and marketing expense due to cost efficiencies. This was partially offset by increases of $1.1 million in general and administrative expense and $1.1 million of depreciation and amortization expense.

        Operating income for our Membership and Exchange segment increased $2.2 million to $105.6 million in 2010 from $103.4 million in 2009 largely due to improved margin. The decrease in operating losses of $0.4 million at our Management and Rental segment is primarily due to an increase in gross profit, offset by increases in selling and marketing, general and administrative and depreciation expense. In the first half of 2010, Aston was adversely impacted by ramp-up and seasonality related to the mainland properties acquired subsequent to September 30, 2009.

2009 Compared to 2008

        Operating income in 2009 increased $25.6 million from 2008, primarily due to a fourth quarter 2008 goodwill impairment charge of $34.3 million in our Management and Rental segment. Excluding this 2008 impairment charge, operating income decreased $8.7 million in 2009 due to increases of $1.8 million in non-cash compensation expense, as discussed above, and $2.9 million of stand-alone and public company costs, and a decrease in gross profit of $2.1 million. The remaining difference mainly relates to increased sales and marketing and general and administrative expenses.

        Operating income for our Membership and Exchange segment decreased $3.6 million to $103.4 million in 2009 from $107.0 million in 2008. Excluding the effect of the unfavorable foreign currency translation of $1.7 million resulting from the strengthening of the U.S. dollar, the Membership and Exchange segment operating income in constant currency would have decreased by $1.9 million, or 1.8%, in 2009 compared to 2008.

        The change in operating income at the Management and Rental segment is due to the $34.3 million goodwill impairment charge in 2008 and a decrease in gross profit, offset by a decrease in selling and marketing expense.

Earnings Before Interest, Taxes, Depreciation and Amortization

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting."

	Year Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Membership and Exchange	$145,753	1.7	$143,281	(1.2)	$145,058
Management and Rental	5,763	16.4	4,950	(48.2)	9,548

Total EBITDA	$151,516	2.2	$148,231	(4.1)	$154,606

As a percentage of total revenue	37.0%	1.1	36.6%	(1.6)	37.2%

2010 Compared to 2009

        EBITDA in 2010 increased $3.3 million from 2009, or 2.2%, consisting of increases of $2.5 million and $0.8 million from our Membership and Exchange and Management and Rental segments, respectively.

        EBITDA from our Membership and Exchange segment increased $2.5 million to $145.8 million in 2010 from $143.3 million in 2009. The increase in this segment is due to an increase in operating income of $2.5 million, excluding depreciation, amortization and non-cash compensation expense. The overall increase in operating income from our Membership and Exchange segment is primarily due to lower operating expenses resulting from lower compensation and other employee related costs due to lower operational headcount, lower membership fulfillment related expenses, and lower selling and marketing costs related to cost efficiencies in the printing of directories, partly offset by an increase in general and administrative expenses.

        EBITDA from our Management and Rental segment increased $0.8 million to $5.8 million in 2010 from $5.0 million in 2009. The increase in this segment is due to an increase in operating income of $0.8 million, excluding depreciation, amortization and non-cash compensation expense. The overall increase in operating income from our Management and Rental segment is primarily due to an increase in gross profit, partly offset by increases in operating expenses.

2009 Compared to 2008

        EBITDA in 2009 decreased $6.4 million, or 4.1% from 2008, of which the Management and Rental segment contributed $4.6 million of the decrease.

        EBITDA from our Membership and Exchange segment decreased $1.8 million to $143.3 million in 2009 from $145.1 million in 2008. The decrease in the Membership and Exchange segment is primarily due to increases of $5.2 million in selling and marketing and general and administrative expenses combined, excluding non-cash compensation, offset by an increase of $3.5 million in gross profit. Increases in general and administrative expenses include $3.0 million of incremental stand-alone and public company costs. In 2009, excluding the effect of the unfavorable currency translations of $1.8 million resulting from the strengthening of the U.S. dollar, the Membership and Exchange segment EBITDA in constant currency would have been consistent with 2008.

        EBITDA from our Management and Rental segment decreased $4.6 million to $5.0 million in 2009 from $9.5 million in 2008. The decrease in this segment is due to a decrease in operating income of $4.6 million, excluding the goodwill impairment, depreciation, amortization, and non-cash compensation expense. The Management and Rental segment continues to be adversely impacted by general consumer macroeconomic conditions which have caused a reduction in demand.

Other Income (Expense)

	Year Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Interest income	$448	(52.9)	$952	(91.7)	$11,532
Interest expense	(35,782)	(4.0)	(37,281)	135.2	(15,851)
Other income (expense), net	(271)	(78.3)	(1,250)	(131.1)	4,022

2010 Compared to 2009

        Interest income decreased $0.5 million in 2010 compared to 2009, primarily due to generally lower interest rates in 2010, partially offset by higher average cash balances in 2010.

        Interest expense in 2010 primarily relates to interest and amortization of debt costs on the indebtedness incurred in connection with the spin-off. The senior notes were initially recorded with an original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $2.3 million and $2.0 million was amortized in 2010 and 2009, respectively. Lower interest expense in 2010 is due to the lower principal balance outstanding on the term loan and slightly lower interest rates.

        Other expense, net primarily relates to losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. The unfavorable fluctuations in 2010 were principally driven by U.S. dollar positions held at December 31, 2010 affected by the weaker dollar compared to the Colombian peso and the Mexican peso, partly offset by the stronger dollar compared to the British pound. The unfavorable fluctuations in 2009 were principally driven by the weaker dollar compared to the Colombian peso, the Mexican peso and the British pound.

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

        Other income (expense) primarily relates to gain (loss) on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Unfavorable fluctuations in currency exchange rates caused a net loss in 2009 and favorable fluctuations in currency exchange rates caused a net gain in 2008. As noted above, the unfavorable fluctuations in 2009 were principally driven by the weaker dollar compared to the Colombian peso, Mexican peso and the British pound. The favorable fluctuations in 2008 were principally driven by the stronger dollar compared to the Columbian peso, Mexican peso and the British pound.

Income Tax Provision

2010 Compared to 2009

        For the years ended December 31, 2010 and 2009, ILG recorded tax provisions of $26.5 million and $26.1 million, respectively, which represent effective tax rates of 38.4% and 40.5%, respectively. These tax rates are higher than the federal statutory rate of 35% due to state and local income taxes partially offset by foreign income taxed at lower rates. In addition, as it relates to 2010, ILG recorded income taxes associated with non-deductible non-cash compensation of $0.5 million, partially offset by $0.1 million of U.S. tax consequences of certain of ILG's foreign operations and other income tax items. As it relates to 2009, ILG recorded income taxes associated with non-deductible non-cash compensation expense of $1.2 million as well as other income tax items of $0.3 million.

        As of December 31, 2010 and 2009, ILG had unrecognized tax benefits of $1.0 million and $0.1 million, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2010 and 2009, are $0.3 million and $0.1 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2010 is $0.7 million that represents unrecognized tax benefits related to the acquisition of TPI. In connection with our acquisition of TPI, the former shareholders have agreed to indemnify us for all tax liabilities and related interest and penalties for the pre-acquisition period. The net increase of $0.9 million in 2010 in unrecognized tax benefits is due principally to the increase of $0.7 million in foreign taxes as a result of ILG's acquisition of TPI and an increase of $0.2 million related to other income tax items. There were no material increases or decreases in unrecognized tax benefits during 2009.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. During 2010, $0.7 million in interest and penalties was accrued primarily related to foreign taxes as a result of the acquisition of TPI. There were no material accruals for interest during 2009. At December 31, 2010 and 2009, ILG has accrued $0.9 million and $0.2 million, respectively, for the payment of interest and, if applicable, penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to foreign taxes. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

        By virtue of previously filed separate company and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under the Tax Sharing Agreement, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. During the fourth quarter 2010, the IRS also began its examination of ILG's Federal consolidated tax return for the short period following the spin-off and ended December 31, 2008. This examination is still in its initial phase and is expected to be completed prior to the expiration of the statute of limitations in 2012.

        During 2010, the U.K. Finance Act of 2010 was enacted, which reduced the U.K. corporate income tax rate from 28% to 27%, effective April 1, 2011. The impact of the U.K. rate reduction, which was not significant to ILG's effective tax rate, has been reflected in the current reporting period. It reduced our U.K. net deferred tax asset and increased income tax expense. The change in the corporate tax rate initially negatively impacts income tax expense as the future benefit expected to be realized from our

U.K. net deferred tax assets decreases; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

        The U.K. government has also indicated that it intends to enact future reductions in the corporate tax rate of 1% each year until the rate reaches 24% on April 1, 2014. The future 1% corporate income tax rate reductions are expected to have a similar impact on our financial statements as outlined above; however, the actual impact will be dependent on our deferred tax position at that time.

2009 Compared to 2008

        For the years ended December 31, 2009 and 2008, ILG recorded tax provisions of $26.1 million and $30.8 million, respectively, which represent effective tax rates of 40.5% and 40.6%, respectively. These tax rates are higher than the federal statutory rate of 35% due to state and local income taxes partially offset by foreign income taxed at lower rates. In addition, as it relates to 2009, ILG recorded income taxes associated with non-deductible non-cash compensation expense of $1.2 million as well as other income tax items of $0.3 million. As it relates to 2008, ILG recorded income taxes associated with the U.S. tax consequences of certain of ILG's foreign operations of $2.4 million and other income tax items of $0.5 million.

        As of December 31, 2009 and 2008, ILG had unrecognized tax benefits of $0.1 million. There were no material increases or decreases in unrecognized tax benefits during 2009. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest during 2009. At December 31, 2009 and 2008, ILG has accrued $0.2 million and $0.3 million, respectively, for the payment of interest and penalties. The amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2008, is net of consolidated tax liabilities and related interest and penalties that were indemnified by IAC as a result of the spin-off and the associated Tax Sharing Agreement.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2010, we had $184.6 million of cash and cash equivalents and restricted cash and cash equivalents, including $56.4 million of U.S. dollar equivalent cash deposits held in foreign jurisdictions, principally the U.K. which are subject to changes in foreign exchange rates. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is used as our primary source of liquidity. We believe that our cash on hand along with our anticipated operating future cash flows and availability under our $50.0 million revolving credit facility are sufficient to fund our operating needs, capital expenditures, development and expansion of our operations, debt service, investments and other commitments and contingencies for at least the next twelve months. However, our operating cash flow may be impacted by macroeconomic factors outside of our control.

Cash Flows Discussion

        Net cash provided by operating activities increased to $91.4 million in 2010 from $87.3 million in 2009, a decrease from $103.9 million in 2008. The increase of $4.1 million in 2010 from 2009 was principally due to a $5.0 million payment made in the 2009 period in connection with a long-term service agreement entered into in 2009 and a $2.4 million decrease of interest payments, excluding capitalized interest, all partially offset by payments of $1.3 million made in 2010 in connection with long-term service agreements, lower interest income of $0.5 million in 2010 and overall higher cash expenses. Lower interest payments in 2010 are due to the lower principal balance outstanding, slightly lower interest rates and to the timing of certain interest payments in 2009. The decrease of $16.6 million in 2009 from 2008 was principally due to an increase in interest payments of $31.7 million, lower interest income of $10.6 million and a reduction in cash receipts, partially offset by lower income taxes paid, net of refunds, of $29.6 million and lower cash expenses.

        Net cash used in investing activities of $28.4 million in 2010 resulted from capital expenditures of $16.4 million and the TPI acquisition, net of cash acquired, of $12.9 million, slightly offset by a $1.0 million decrease in restricted cash, related to a collateral agreement for merchant transactions in the United Kingdom that was no longer required. In 2009, net cash used in investing activities of $13.8 million resulted from capital expenditures of $15.2 million, slightly offset by a decrease in the restricted cash of $1.4 million related to a collateral agreement for merchant transactions in the United Kingdom. In 2008, net cash used in investing activities was $85.5 million of which $68.6 million related to cash transfers to IAC and $13.6 million related to capital expenditures and $2.2 million related to an increase in restricted cash related to the collateral agreement in the United Kingdom. The cash transfers to IAC related to IAC's centrally managed U.S. treasury function through the spin-off. The increase in capital expenditures is primarily related to IT initiatives.

        Net cash used in financing activities of $41.2 million was principally due to voluntary principal prepayments of $40.0 million on the term loan and vesting of restricted stock units net of withholding taxes, net of excess tax benefits from stock-based awards and proceeds from the exercise of warrants and stock options. In 2009, net cash used in financing activities of $34.7 million was principally due to principal payments of $34.0 million on the term loan and the vesting of restricted stock units, net of withholding taxes. In 2008, net cash provided by financing activities of $50.0 million was principally due to the proceeds of the issuance of the term loan of $150.0 million offset by the divided payment to IAC in connection with the spin-off of $89.4 million and debt issuance costs of $10.6 million.

        We have a senior secured credit facility which matures on July 25, 2013 and consists of a $50.0 million revolving credit facility (the "Revolver") and $150.0 million term loan (the "Term Loan"). During 2009, we paid $34.0 million of principal payments on the Term Loan, which included scheduled principal payments through December 31, 2010 and $4.0 million which was applied pro rata to the remaining scheduled principal payments. During 2010, we paid $40.0 million of principal payments on the Term Loan which included voluntary prepayments of scheduled principal payments through December 31, 2011 and $18.3 million which was applied pro rata to the remaining scheduled principal payments. As of December 31, 2010, we had $76.0 million outstanding on the Term Loan. There have been no borrowings under the Revolver through December 31, 2010. In addition, on August 19, 2008, we issued $300.0 million of aggregate principal amounts of 9.5% Senior Notes due 2016 (the "Interval Senior Notes"), reduced by the original issue discount of $23.5 million of which $18.4 million remains unamortized at December 31, 2010. The secured credit facility effectively ranks prior to the Interval Senior Notes to the extent of the value of the assets that secure it.

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants, requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated EBITDA, as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of December 31, 2010, we were in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.47 and 4.61, respectively.

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At December 31, 2010, guarantees, surety bonds and letters of credit totaled $21.2 million. Guarantees represent $18.4 million of this total and primarily relate to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the Aston management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of December 31, 2010, amounts are not expected to be significant, individually or in the aggregate. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of December 31, 2010, amounts pending reimbursements are not significant.

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

        In May 2010, the Venezuelan government enacted reforms to its exchange regulations which increased the control that can be exerted by the Central Bank of Venezuela (BCV) over currency trading and effectively halted the use of the parallel market pending additional regulations. In June 2010, the government introduced additional regulations under a newly regulated foreign currency exchange system (the "SITME") controlled by the BCV. After the enactment of the amended exchange regulations (and cessation of the parallel market), the only foreign currency exchange processes legally available to entities operating in Venezuela are (1) the exchange of currency through Venezuela's Commission for the Administration of Currency Exchange (CADIVI) at one of the two official rates for exchange or (2) the exchange of currency through the SITME at the exchange rate specified by the BCV. Given our historical difficulties in repatriating U.S. dollars at the government's official exchange rate through CADIVI and the closure in May 2010 of the parallel market, effective June 2010 we determined the exchange rate specified by the BCV to transact through the SITME (the "SITME rate") was the most appropriate rate to use for remeasurement purposes at this time. Consequently, in June 2010, we commenced utilizing the SITME rate which was 5.3 bolivars per U.S. dollar at the inception of the SITME and through September 30, 2010. The last available parallel market rate utilized prior to our conversion to the SITME rate was 8.3 bolivars per U.S. dollar. Our change to the SITME rate during June 2010 resulted in a gain on foreign currency exchange of $0.3 million in that month. This gain was partially offset by previous losses during the second quarter, and fully offset during the six month period ended June 30, 2010, due to the weakening parallel market rate utilized throughout 2010 prior to our change to the SITME rate. The use of the SITME is subject to restrictions, including the requirement of domicile in Venezuela and volume restrictions on an entity's trading activity.

        Because our Venezuelan entity operates in a highly inflationary economy, and given the uncertainty surrounding future BCV regulations or changes to the SITME rate, future remeasurements could increase the volatility of our results of operations. However, since the majority of the cash is now held in U.S. dollars, our exposure to this volatility is reduced.

        Additionally, during the second quarter 2010, we restructured the operations of our Venezuelan entity to address the increasing challenges of physically operating in the country. As a result, we incurred certain immaterial restructuring and severance costs during the second and third quarters of 2010. However, we have not sold or substantially liquidated our Venezuelan entity as it continues to operate.

        As of December 31, 2010, we had $5.1 million of unrealized loss in other comprehensive income within stockholders' equity pertaining to our Venezuelan entity until such time we sell or substantially liquidate our investment. For the year ended December 31, 2010, our Venezuelan entity generated less than 0.5% of our consolidated net revenues and as of December 31, 2010 represented less than 0.5% of our consolidated assets.

Contractual obligations and commercial commitments

        Contractual obligations and commercial commitments at December 31, 2010 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$376,000	$—	$76,000	$—	$300,000
Debt interest(a)	166,939	30,881	60,058	57,000	19,000
Purchase obligations(b)	26,673	10,669	6,628	8,850	526
Operating leases	59,190	10,240	16,359	12,247	20,344

Total contractual obligations	$628,802	$51,790	$159,045	$78,097	$339,870

(a)
Debt principal and debt interest represent principal and interest to be paid on our Term Loan, Interval Senior Notes and certain fees associated with our credit facility. Interest on the Term Loan is calculated using the prevailing rates as of December 31, 2010.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Guarantees, surety bonds and letters of credit	$21,238	$8,828	$4,815	$3,493	$4,102

(c)
Commercial commitments include minimum revenue guarantees related to Aston's hotel and resort management agreements, Aston's accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off-Balance Sheet Arrangements

        Except as disclosed above related to guarantees, as of December 31, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

        Goodwill and asset impairments are non-cash expenses relating to adjustments to goodwill and long-lived assets whereby the carrying value exceeds the fair value of the related assets, and are infrequent in nature.

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

 RECONCILIATION OF EBITDA

        The following tables reconcile EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the years ended December 31, 2010, 2009 and 2008 (in thousands). The noncontrolling interest relates to the Management and Rental segment.

	Year Ended December 31, 2010
	EBITDA	Non-Cash Compensation Expense	Amortization Expense of Intangibles	Depreciation Expense	Operating Income (Loss)
Membership and Exchange	$145,753	$(9,346)	$(21,083)	$(9,690)	$105,634
Management and Rental	5,763	(769)	(5,304)	(847)	(1,157)

Total	$151,516	$(10,115)	$(26,387)	$(10,537)	104,477

Interest expense, net					(35,334)
Other expense, net					(271)

Earnings before income taxes and noncontrolling interest					68,872
Income tax provision					(26,457)

Net income					42,415
Net loss attributable to noncontrolling interest					3

Net income attributable to common stockholders					$42,418

	Year Ended December 31, 2009
	EBITDA	Non-Cash Compensation Expense	Amortization Expense of Intangibles	Depreciation Expense	Operating Income (Loss)
Membership and Exchange	$143,281	$(9,811)	$(21,017)	$(9,057)	$103,396
Management and Rental	4,950	(762)	(4,944)	(794)	(1,550)

Total	$148,231	$(10,573)	$(25,961)	$(9,851)	101,846

Interest expense, net					(36,329)
Other expense, net					(1,250)

Earnings before income taxes and noncontrolling interest					64,267
Income tax provision					(26,058)

Net income					38,209
Net loss attributable to noncontrolling interest					4

Net income attributable to common stockholders					$38,213

	Year Ended December 31, 2008
	EBITDA	Non-Cash Compensation Expense	Goodwill Impairment	Amortization Expense of Intangibles	Depreciation Expense	Operating Income (Loss)
Membership and Exchange	$145,058	$(8,474)	$—	$(20,960)	$(8,592)	$107,032
Management and Rental	9,548	(346)	(34,254)	(4,946)	(743)	(30,741)

Total	$154,606	$(8,820)	$(34,254)	$(25,906)	$(9,335)	76,291

Interest expense, net						(4,319)
Other income, net						4,022

Earnings before income taxes and noncontrolling interest						75,994
Income tax provision						(30,816)

Net income						45,178
Net loss attributable to noncontrolling interest						86

Net income attributable to common stockholders						$45,264

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

        In addition, we are exposed to foreign currency risk related to transactions and/or assets and liabilities denominated in a currency other than the functional currency. Historically, we have not hedged currency risks. For the year ended December 31, 2010, operating foreign exchange attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency, primarily related to Euro denominated Value Added Tax liabilities, resulted in a net gain of $0.2 million. Non-operating foreign exchange included net losses of $0.3 million and $1.3 million for the years ended December 31, 2010 and 2009, respectively, and a net gain of $4.0 million for the year ended December 31, 2008. These net gain and losses were attributable to cash held in certain countries in currencies other than their functional currency. This was principally driven by U.S. dollar positions held at December 31, 2010 and 2009 affected by the shift in the value of the dollar primarily to the British pound, Mexican peso, and Colombian peso. The Venezuelan Bolivar cash held impacted our foreign exchange net loss in 2010 given our change to the U.S. dollar as the functional currency for that entity due to highly inflationary accounting, partially offset by a gain realized in June 2010 due to our change from the parallel market rate to the SITME rate for remeasurement purposes, as more fully discussed in our Financial Position, Liquidity and Capital Resources section. However, in April 2010, we transferred the majority of the cash from our Venezuelan entity's Bolivar denominated bank account in Venezuela to our Venezuelan entity's U.S. dollar denominated bank account in the U.S. and consequently reduced the exposure going forward.

        As we increase our operations in international markets we become increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the twelve months ended December 31, 2010 would result in an approximate change to revenue of $3.3 million. There have been no material quantitative changes in market risk exposures since December 31, 2009.

Interest Rate Risk

        At December 31, 2010, we had $76.0 million outstanding under the term loan facility. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.8 million. Additionally, at December 31, 2010, we had $300.0 million (face amount) of Interval Senior Notes that bear interest at a fixed amount. As market rates have declined, the required payments on the fixed rate debt have exceeded those based on market rates. Based on our mix of fixed rate and floating rate debt and cash balances, we do not currently hedge our interest rate exposure. There have been no material quantitative changes in market risk exposures since December 31, 2009.

Item 8.    Financial Statements and Supplementary Data

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interval Leisure Group, Inc.

        We have audited the accompanying consolidated balance sheets of Interval Leisure Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interval Leisure Group, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interval Leisure Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Certified Public Accountants

Miami, Florida
March 8, 2011

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenue	$409,440	$404,986	$415,798
Cost of sales (exclusive of depreciation and amortization shown separately below)	128,304	127,406	136,075

Gross profit	281,136	277,580	279,723
Selling and marketing expense	50,755	52,029	51,463
General and administrative expense	88,980	87,893	82,474
Goodwill impairment	—	—	34,254
Amortization expense of intangibles	26,387	25,961	25,906
Depreciation expense	10,537	9,851	9,335

Operating income	104,477	101,846	76,291
Other income (expense):
Interest income	448	952	11,532
Interest expense	(35,782)	(37,281)	(15,851)
Other income (expense), net	(271)	(1,250)	4,022

Total other expense, net	(35,605)	(37,579)	(297)

Earnings before income taxes and noncontrolling interest	68,872	64,267	75,994
Income tax provision	(26,457)	(26,058)	(30,816)

Net income	42,415	38,209	45,178
Net loss attributable to noncontrolling interest	3	4	86

Net income attributable to common stockholders	$42,418	$38,213	$45,264

Earnings per share attributable to common stockholders:
Basic	$0.75	$0.68	$0.81
Diluted	$0.73	$0.67	$0.80
Weighted average number of shares of common stock outstanding:
Basic	56,898	56,411	56,189
Diluted	57,756	57,015	56,370

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$180,502	$160,014
Restricted cash and cash equivalents	4,118	5,243
Accounts receivable, net of allowance of $213 and $431, respectively	24,420	24,219
Deferred income taxes	19,219	20,052
Deferred membership costs	13,874	14,433
Prepaid income taxes	8,539	5,221
Prepaid expenses and other current assets	23,527	17,566

Total current assets	274,199	246,748
Property and equipment, net	50,900	44,400
Goodwill	488,027	479,867
Intangible assets, net	120,470	139,324
Deferred membership costs	19,599	21,411
Deferred income taxes	5,487	6,162
Other non-current assets	24,366	20,669

TOTAL ASSETS	$983,048	$958,581

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$11,302	$11,672
Deferred revenue	94,651	96,541
Interest payable	9,745	9,748
Accrued compensation and benefits	14,941	15,283
Member deposits	9,692	9,521
Accrued expenses and other current liabilities	38,787	31,522
Current portion of long-term debt	—	—

Total current liabilities	179,118	174,287
Long-term debt, net of current portion	357,576	395,290
Other long-term liabilities	11,697	1,746
Deferred revenue	124,928	134,236
Deferred income taxes	84,575	76,224

Total liabilities	757,894	781,783

Redeemable noncontrolling interest	419	422
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock, none issued and outstanding	—	—
Common stock $.01 par value; authorized 300,000,000 shares, 57,099,615 and 56,543,016 issued and outstanding shares at December 31, 2010 and 2009, respectively	571	565
Additional paid-in capital	164,162	156,260
Retained earnings	72,205	29,787
Accumulated other comprehensive loss	(12,203)	(10,236)

Total stockholders' equity	224,735	176,376

TOTAL LIABILITIES AND EQUITY	$983,048	$958,581

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Common Stock				Receivables from IAC and Subsidiaries		Accumulated Other Comprehensive Income (Loss)
				Additional Paid-in Capital	Invested Capital		Retained Earnings (Deficit)
	Total	Amount	Shares
	(In thousands, except share data)
Balance as of December 31, 2007	$513,367	$—	—	$—	$726,919	$(436,475)	$222,484	$439
Comprehensive income:
Net income attributable to common stockholders prior to spin-off	53,690	—	—	—	—	—	53,690	—
Net loss attributable to common stockholders after spin-off	(8,426)	—	—	—	—	—	(8,426)	—
Foreign currency translation loss, net	(10,973)	—	—	—	—	—	—	(10,973)

Comprehensive income	34,291
Non-cash compensation expense	2,774	—	—	2,774	—	—	—	—
Deferred restricted stock units	(1,055)	—	—	(1,055)	—	—	—	—
Net change in receivables from IAC and subsidiaries	(59,544)	—	—	—	—	(59,544)	—	—
Net transfers to IAC	5,195	—	—	—	5,195	—	—	—
Dividends to IAC in connection with the spin-off	(365,931)	—	—	—	(365,931)	—	—	—
Extinguishment of receivable from IAC in connection with spin-off	496,019	—	—	—	—	496,019	—	—
Capitalization as a result of the spin-off from IAC	—	—	—	642,357	(366,183)	—	(276,174)	—
Issuance of common stock at spin-off	(496,019)	562	56,179,572	(496,581)	—	—	—	—
Issuance of common stock upon exercise of stock options	42	—	5,929	42	—	—	—	—
Issuance of common stock in escrow for IAC warrants	—	—	24,133	—	—	—	—	—

Balance as of December 31, 2008	$129,139	$562	56,209,634	$147,537	$—	$—	$(8,426)	$(10,534)
Comprehensive income:
Net income attributable to common stockholders	38,213	—	—	—	—	—	38,213	—
Foreign currency translation gains, net	298	—	—	—	—	—	—	298

Comprehensive income	38,511
Non-cash compensation expense	10,573	—	—	10,573	—	—	—	—
Deferred restricted stock units released, net of withholding taxes	607	1	115,144	606	—	—	—	—
Issuance of common stock upon exercise of stock options	448	—	66,005	448	—	—	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(689)	2	178,507	(691)	—	—	—	—
Deferred stock compensation expense	(44)	—	—	(44)	—	—	—	—
Adjustment to issuance of common stock at spin-off	(11)	—	(26,274)	(11)	—	—	—	—
Adjustment to dividends to IAC in connection with the spin-off(a)	(2,158)	—	—	(2,158)	—	—	—	—

Balance as of December 31, 2009	$176,376	$565	56,543,016	$156,260	$—	$—	$29,787	$(10,236)

(a)
Due to a reconciliation of federal and state income taxes for the 2008 period prior to the spin-off and as provided for in the Tax Sharing Agreement entered into with IAC, we recorded a $2.2 million increase to the amount distributed to IAC in connection with a reduced income tax liability.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

		Common Stock				Receivables from IAC and Subsidiaries		Accumulated Other Comprehensive Income (Loss)
				Additional Paid-in Capital	Invested Capital		Retained Earnings (Deficit)
	Total	Amount	Shares
	(In thousands, except share data)
Balance as of December 31, 2009	$176,376	$565	56,543,016	$156,260	$—	$—	$29,787	$(10,236)
Comprehensive income:
Net income attributable to common stockholders	42,418						42,418
Foreign currency translation gains, net	(1,967)							(1,967)

Comprehensive income	40,451
Non-cash compensation expense	10,115			10,115
Issuance of common stock upon exercise of stock options	509		59,913	509
Release of common stock in escrow upon exercise of IAC warrants	249			249
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(3,006)	6	496,686	(3,012)
Deferred stock compensation expense	41			41

Balance as of December 31, 2010	$224,735	$571	57,099,615	$164,162	$—	$—	$72,205	$(12,203)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$42,415	$38,209	$45,178
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	—	34,254
Amortization expense of intangibles	26,387	25,961	25,906
Amortization of debt issuance costs	2,389	2,745	1,097
Depreciation expense	10,537	9,851	9,335
Accretion of original issue discount	2,286	2,048	742
Non-cash compensation expense	10,115	10,573	8,820
Deferred income taxes	7,677	22,819	(28,331)
Excess tax benefits from stock-based awards	(966)	—	—
Changes in current assets and liabilities:
Accounts receivable	808	(6,730)	(1,973)
Prepaid expenses and other current assets	(2,389)	3,348	(1,699)
Accounts payable and other current liabilities	2,443	6,031	14,463
Income taxes payable	(3,187)	(20,595)	1,190
Deferred revenue	(9,085)	(2,973)	(724)
Other, net	1,973	(3,939)	(4,317)

Net cash provided by operating activities	91,403	87,348	103,941

Cash flows from investing activities:
Acquisitions, net of cash acquired	(12,942)	—	(1,001)
Changes in restricted cash	954	1,386	(2,184)
Transfers to IAC	—	—	(68,635)
Capital expenditures	(16,443)	(15,162)	(13,637)

Net cash used in investing activities	(28,431)	(13,776)	(85,457)

Cash flows from financing activities:
Proceeds from issuance of term loan facility	—	—	150,000
Principal payments on term loan facility	(40,000)	(34,000)	—
Payments of debt issuance costs	—	—	(10,569)
Dividend payment to IAC in connection with spin-off	—	—	(89,431)
Proceeds from the exercise of stock options	509	436	42
Release of deferred restricted stock units, net of withholding taxes	—	(430)	—
Vesting of restricted stock units, net of withholding taxes	(2,946)	(691)	—
Excess tax benefits from stock-based awards	966	—	—
Exercise of warrants	249	—	—
Other, net	—	—	(15)

Net cash provided by (used in) financing activities	(41,222)	(34,685)	50,027

Effect of exchange rate changes on cash and cash equivalents	(1,262)	850	(15,347)

Net increase in cash and cash equivalents	20,488	39,737	53,164
Cash and cash equivalents at beginning of period	160,014	120,277	67,113

Cash and cash equivalents at end of period	$180,502	$160,014	$120,277

See Note 14 for supplemental cash flow information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Company Overview

        Interval Leisure Group, Inc., or ILG, is a leading global provider of membership and leisure services to the vacation industry. ILG consists of two operating segments. During the fourth quarter of 2010, we changed the names of our two operating segments from Interval to Membership and Exchange and from Aston to Management and Rental, in order to better describe the underlying business operations in the segments. The historical segments' financial information and underlying operational activity did not change, other than the addition of the operations of Trading Places International, or TPI, upon completion of the acquisition on November 30, 2010. Membership and Exchange, our principal business segment, offers travel and leisure related products and services to owners of vacation interests and others mostly through various membership programs, as well as related services to resort developer clients. Management and Rental, our other business segment, provides hotel, condominium resort, timeshare resort and homeowners association management, and vacation rental services to both vacationers and vacation property owners.

        ILG was incorporated as a Delaware corporation in May 2008 in connection with a plan by IAC/InterActiveCorp, or IAC, to separate into five publicly traded companies, referred to as the "spin-off." In connection with the spin-off, we entered into an indenture pursuant to which we issued $300.0 million of senior unsecured notes due 2016 and entered into a senior secured credit facility with a maturity in 2013, including a term loan in the original principal amount of $150.0 million and a $50.0 million revolving credit facility. ILG was formed to hold the Membership and Exchange and Management and Rental businesses, and commenced trading on The NASDAQ Stock Market in August 2008 under the symbol "IILG."

        The Membership and Exchange segment consists of Interval International Inc.'s businesses, referred to as Interval, and TPI's membership and exchange related line of business. The Management and Rental segment consists of Aston Hotels & Resorts, LLC and Maui Condo and Home, LLC, referred to as Aston, and TPI's management and rental related line of business. TPI offers exchange and leisure services to vacation owners, including on-site management at 20 resorts located throughout the mainland United States, Hawaii, and Mexico. The businesses operated by ILG following the spin-off are referred to herein as the "ILG Businesses."

Basis of Presentation

        The historical consolidated financial statements of ILG and its subsidiaries reflect the contribution or other transfer to ILG of all of the subsidiaries and assets and the assumption by ILG of all of the liabilities relating to the ILG Businesses in connection with the spin-off, and the allocation to ILG of certain IAC corporate expenses relating to the ILG Businesses prior to the spin-off. Accordingly, the historical consolidated financial statements of ILG prior to the spin-off reflect the historical financial position, results of operations and cash flows of the ILG Businesses since their respective dates of acquisition by IAC, based on the historical consolidated financial statements and accounting records of IAC and using the historical results of operations and historical basis of the assets and liabilities of the ILG Businesses with the exception of accounting for income taxes. For purposes of these financial statements, income taxes have been computed for ILG on an as if stand-alone, separate tax return basis. Intercompany transactions and accounts have been eliminated in the consolidated financial statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

        In the opinion of ILG's management, the assumptions underlying the historical consolidated financial statements of ILG and its subsidiaries are reasonable. However, this financial information, prior to the spin-off, does not reflect what the historical financial position, results of operations and cash flows of ILG would have been had ILG been a stand-alone company during the periods presented prior to the spin-off.

Seasonality

        Revenue at ILG is influenced by the seasonal nature of travel. The Membership and Exchange businesses recognize exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. The Management and Rental businesses recognize revenue based on occupancy, with the first and third quarters generally generating higher revenue and the second and fourth quarters generally generating lower revenue.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of ILG and its consolidated entities and are presented in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements reflect the financial position and operating results of ILG, including wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition

        Revenue, net of sales incentives, from membership fees from our Membership and Exchange segment is deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight-line basis. Generally, memberships are cancelable and refundable on a pro-rata basis. Direct costs of acquiring members and direct costs of sales related to deferred membership revenue are also deferred and amortized on a straight-line basis over the terms of the applicable memberships. These costs relate to various commissions and initial fulfillment costs. The recognition of previously deferred revenue and expense is based on estimates derived from an aggregation of member-level data. Revenue from exchange and Getaway transactions is recognized when confirmation of the transaction is provided as the earnings process is complete. Reservation servicing revenue is recognized when service is performed or on a straight-line basis over the applicable service period. All taxable revenue transactions are presented on a net-of-tax basis.

        The Management and Rental segment's revenue is derived principally from fees for hotel, condominium resort, timeshare resort and homeowners association management, and vacation rental services. Management fees consist of base management fees, which are either fixed amounts or range from 1% to 5% of adjusted gross lodging revenue, various revenue sharing arrangements with condominium owners based on stated formulas or a percentage of adjusted gross lodging revenue, and incentive management fees for certain hotels and condominium resorts which are generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. Service fee revenue is recognized when the service is provided. In certain instances we arrange services which are provided directly to property owners. Transactions for these services do not impact our consolidated financial statements as they are not included in our results of operations. Additionally, in most cases we employ on-site personnel to provide services such as housekeeping, maintenance and administration to property owners under our management agreements. For such services, we recognize revenue in an amount equal to the expenses incurred.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.

Restricted Cash

        Restricted cash at December 31, 2010 and 2009 primarily includes amounts held in trust and lock box accounts in connection with certain transactions related to the Management and Rental segment's managed properties. Additionally, restricted cash at December 31, 2009 includes amounts required for certain merchant transactions in the United Kingdom.

Accounts Receivable

        Accounts receivable are stated at amounts due from customers, principally resort developers, members and managed properties, net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. ILG determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, ILG's previous loss history, our judgment as to the specific customer's current ability to pay its obligation to ILG and the condition of the general economy. The allowance for bad debt is included within general and administrative expense within our consolidated statements of income. ILG writes off accounts receivable when they become uncollectible once we have exhausted all means of collection.

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

Asset Category	Depreciation Period
Computer equipment	3 to 5 Years
Capitalized software	3 to 7 Years
Buildings and leasehold improvements	1 to 40 Years
Furniture and other equipment	3 to 10 Years

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In accordance with ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), we capitalize certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized internal software costs, net of accumulated amortization, totaled $28.3 million and $21.6 million at December 31, 2010 and 2009, respectively, and are included in "Property and equipment, net" in the accompanying consolidated balance sheets.

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

        In accordance with ASC 350, we review the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances, based on a two-step impairment test. We consider our Membership and Exchange and Management and Rental segments to be individual reporting units which are also individual operating segments of ILG. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. The first step of the impairment test compares the fair value of each reporting unit with its carrying amount including goodwill. The fair value of each reporting unit is calculated using the average of an income approach and a market comparison approach which utilizes similar companies as the basis for the valuation. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The impairment loss is determined by comparing the implied fair value of goodwill to the carrying value of goodwill. The implied fair value of goodwill represents the excess of the fair value of the reporting unit over amounts assigned to its net assets.

        The determination of fair value utilizes an evaluation of historical and forecasted operating results and other estimates. Fair value measurements are generally determined through the use of valuation techniques that may include a discounted cash flow approach, which reflects our own assumptions of what market participants would use in pricing the asset or liability.

        During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual goodwill impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  •
  potential events and changes in circumstance affecting our key estimates and assumptions; and

  •
  the existing service potential of the asset (asset group) at the date tested.

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

Advertising

        Advertising and promotional expenditures primarily include printing and postage costs of directories and magazines, promotions, tradeshows, agency fees, marketing fees and related commissions. Direct-response advertising consists primarily of printing, postage, and freight costs related to our member resort directories. Advertising costs are expensed in the period incurred, except for magazine related costs that are expensed at time of mailing when the advertising takes place, and direct-response advertising, which are amortized ratably over the twelve-month period following the mailing of the directories.

        Advertising expense was $15.5 million, $18.3 million and $20.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, of which $3.8 million, $5.5 million and $5.5 million, respectively, pertained to expenses related to our direct-response advertising. As of December 31, 2010 and 2009, we had $4.1 million and $3.3 million, respectively, of capitalized advertising costs recorded in prepaid expenses and other current assets on our consolidated balance sheets.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign Currency Translation and Transaction Gains and Losses

        The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income (loss), a separate component of stockholders' equity. Accumulated other comprehensive income (loss) is solely related to foreign currency translation. Only the accumulated other comprehensive income (loss) exchange rate adjustment related to Venezuela is tax effected as required by FASB guidance codified in ASC Topic 740, "Income Taxes" ("ASC 740") since the earnings in Venezuela are not indefinitely reinvested in that jurisdiction. See Note 13 for additional discussion pertaining to our Venezuelan operations.

        Transaction gains and losses arising from transactions and/or assets and liabilities denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of income. For the year ended December 31, 2010, operating foreign exchange attributable to foreign currency remeasurement of operating assets and liabilities denominated in a currency other than their functional currency, primarily related to Euro denominated Value Added Tax liabilities, resulted in a net gain of $0.2 million, which is included in general and administrative expenses. Non-operating foreign exchange included net losses of $0.3 million and $1.3 million for the years ended December 31, 2010 and 2009, respectively, and a net gain of $4.0 million for the year ended December 31, 2008, included in "Other income (expense)" in the accompanying consolidated statements of income.

Stock-Based Compensation

        Stock-based compensation is accounted for under ASC Topic 718, "Compensation-Stock Compensation" ("ASC 718"). Compensation cost for stock awards is measured at fair value on date of

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

grant and recognized over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units ("RSUs") is determined based on the number of shares granted and the quoted price of our common stock. For certain cliff vesting awards with performance criteria, we also use anticipated future results in determining the fair value of the award. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. We grant awards subject to graded vesting (i.e. portions of the award vest at different times during the vesting period) or to cliff vesting (i.e. all awards vest at the end of the vesting period). Any performance criteria attached to an award subject to graded vesting simply affects whether or not the award will vest. The amount of stock-based compensation expense recognized in the consolidated statements of income is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest.

        Management must make certain estimates and assumptions regarding stock awards that will ultimately vest, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date. Tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statements of income are reported as a component of financing cash flows. For the year ended December 31, 2010, gross excess tax benefits from stock-based compensation reported as a component of financing cash flows was $1.0 million. For the years ended December 31, 2009 and 2008, gross excess tax benefits from stock-based compensation were not material.

Noncontrolling Interest

        Noncontrolling interest in 2010, 2009 and 2008 represents a noncontrolling ownership in Aston. In connection with the acquisition of Aston by ILG in May 2007, a member of senior management of this business purchased an ownership interest at the same per share price as ILG and was granted an additional interest vesting over four and a half years. ILG is party to a fair value put and call arrangement with respect to this individual's holdings. This put and call arrangement allows this member of management to require ILG to purchase their interest or allows ILG to acquire such interest at fair value. This put and call arrangement becomes exercisable by ILG and the counter-party, respectively, at a date no earlier than 2013. Upon such exercise of the put or call, the consideration payable can be denominated in ILG shares, cash or a combination thereof at ILG's option. This put arrangement is exercisable by the counter-party outside the control of ILG and is accounted for in accordance with the ASC Topic 480, "Distinguishing Liabilities from Equity" ("ASC 480"). Accordingly, to the extent that the fair value of this interest exceeds the value determined by standard noncontrolling interest accounting, the value of such interest is adjusted to fair value with a corresponding adjustment to retained earnings. ILG did not record such an adjustment to this interest during any of the years presented.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The balance of redeemable noncontrolling interest as of December 31, 2010 and 2009 was $0.4 million. Changes during the years then ended are as follows (in thousands):

	December 31,
	2010	2009
Balance, beginning of period	$422	$426
Net loss attributable to noncontrolling interest	3	4

Balance, end of period	$419	$422

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of RSUs using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 1.3 million options and 0.1 million RSUs for the year ended December 31, 2010, 1.8 million options and 1.3 million RSUs for the year ended December 31, 2009, and 2.0 million options and 1.4 million RSUs for the year ended December 31, 2008, as the effect of their inclusion would have been antidilutive to earnings per share.

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Basic weighted average shares outstanding	56,898	56,411	56,189
Net effect of common stock equivalents assumed to be exercised related to RSUs	806	557	148
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	52	47	33

Diluted weighted average shares outstanding	57,756	57,015	56,370

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

DECEMBER 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Certain Risks and Concentrations

        A substantial percentage of the vacation ownership resorts in the Interval Network are located in Florida, Hawaii, Las Vegas, Mexico and Southern California and most of the vacation properties for which the Management and Rental segment provides hotel and resort management and vacation rental services are located in Hawaii. Approximately $111.0 million and $108.6 million of 2010 and 2009 revenue, respectively, which excludes the Management and Rental segment pass-through revenue, was generated from travel to properties located in all of these locations as well as hotel and resort management services performed in these locations in 2010. ILG also depends on relationships with developers and vacation property owners, as well as third party service providers for processing certain fulfillment services. We do not consider our overall business to be dependent on any one of these resort developers, provided, that the loss of a few large developers (particularly those from which Interval receives membership renewal fees directly) could materially impact our business. The loss of one or more of our largest management agreements could materially impact our Management and Rental business.

        Financial instruments, which potentially subject ILG to concentration of credit risk, consist primarily of cash and cash equivalents which are maintained with high quality financial institutions.

        ILG's business also is subject to certain risks and concentrations including exposure to risks associated with online commerce security and credit card fraud.

Recent Accounting Pronouncements

        With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2010 that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

        In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations" ("ASU 2010-29"). ASU 2010-29 requires public entities that present comparative financial statements to disclose revenue and earnings of the combined entity as though the business

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

combination(s) that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We adopted this guidance as of January 1, 2011. The adoption did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements," (amendments to ASC Topic 605, "Revenue Recognition") ("ASU 2009-13"). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25. The revised guidance modifies the criteria for recognizing revenue in multiple element arrangements and expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We adopted this guidance as of January 1, 2011. The adoption did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

Adopted Accounting Pronouncements

        In July 2010, the FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" ("ASU 2010-20"). ASU 2010-20 requires enhanced disclosures about the credit quality of financing receivables and the allowance for credit losses. These enhanced disclosures include, but are not limited to, a greater level of disaggregated and qualitative information about the credit quality of their financing receivables and their allowances for credit losses. The required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We adopted this guidance as of December 31, 2010. The adoption did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In February 2010, the FASB issued ASU 2010-08, "Technical Corrections to Various Topics" ("ASU 2010-08"). ASU 2010-08 is the result of the FASB's review of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB's original intent. The FASB believes the related changes to U.S. GAAP are generally nonsubstantive in nature and will not result in pervasive changes to current practice. However, the FASB notes it is possible that the application of the guidance may result in a change to existing practice. ASU 2010-08 provides certain clarifications on embedded derivatives and hedging within ASC Topic 815, "Derivatives and Hedging" ("ASC 815"), which caused a change in the application of that standard with respect to certain embedded derivatives. The clarifications of ASC 815 are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. All other amendments are effective for the first

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

reporting period (including interim periods) beginning after the date this ASU was issued. The adoption of this accounting update did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements," (amendments to ASC Topic 820, "Fair Value Measurements and Disclosures") which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We adopted this guidance as of January 1, 2010. The adoption did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        Pursuant to FASB guidance as codified within ASC 350, goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. ILG considers our Membership and Exchange and Management and Rental segments to be individual reporting units which are also individual operating segments of ILG. ILG tests goodwill and other indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded.

2010 Interim Goodwill Impairment Test

        During the first quarter 2010, we determined the Management and Rental reporting unit's actual performance was negatively tracking the fair value assumptions used in our latest (at that time) annual goodwill impairment test as of October 1, 2009, as evidenced by notable declines in RevPAR relative to the prior projections. Based on this, we concluded that indicators of impairment were present and could result in a reduction in the fair value of our Management and Rental reporting unit below its carrying amount. There were no indicators of impairment pertaining to our Membership and Exchange reporting unit.

        Consequently, we performed an interim impairment test for our Management and Rental reporting unit as of March 31, 2010. The first step of the two step impairment test concluded that the carrying value of the reporting unit exceeded its fair value by approximately 5%. As a result, we performed the second step of the impairment test to measure the amount of any impairment loss, which concluded that the reporting unit's implied fair value of goodwill exceeded the carrying value of goodwill by a marginal amount and, therefore, no impairment loss was recorded. The excess of the implied fair value

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

of goodwill over its carrying value, computed in the second step, was primarily attributable to net declines in the fair value of an asset group consisting of Aston's property management contracts and wholesaler agreements definite-lived intangible assets, certain real estate assets owned by Aston and used in the purveyance of revenue generating services pursuant to the aforementioned property management contracts and wholesaler agreements, and Aston's tradename definite-lived intangible asset. As a result of the decline in fair value of these long-lived assets, we performed a recoverability test pursuant to ASC Topic 360, "Property Plant and Equipment," ("ASC 360") as subsequently discussed in the Recoverability of Long-Lived Assets section below.

        To calculate the fair value of our reporting units, we used the average of an income approach and a market comparison approach. In our March 31, 2010 interim impairment test of our Management and Rental reporting unit, we continued to equally weigh the income approach and market comparison approach but also included in our valuation a comparable market transaction, weighed to a lesser extent, which occurred subsequent to our latest (at that time) annual impairment test as of October 1, 2009. With respect to our Management and Rental reporting unit's step one analysis, the primary examples of key estimates include forecasted available and occupied room nights, average daily rates, long-term growth rates, and our discount rate.

2010 Annual Impairment Test

        As of October 1, 2010, we reviewed the carrying value of goodwill and other intangible assets of each of our reporting units. As of October 1, 2010, the Membership and Exchange and Management and Rental reporting units' goodwill was $474.7 million and $5.2 million, respectively. We performed the first step of the impairment test on both our reporting units and concluded that each reporting unit's fair value exceeded its carrying value and, therefore, the second step of the impairment test was not necessary. As of December 31, 2010, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on October 1, 2010.

2009 Annual Impairment Test

        As of October 1, 2009, we performed our required annual impairment test by reviewing the carrying value of goodwill and indefinite-lived intangible assets of each of our reporting units. We performed the first step of the two step impairment test on both of our reporting units and concluded that the Membership and Exchange reporting unit's fair value significantly exceeded its carrying value, however, the carrying value of our Management and Exchange reporting unit exceeded its fair value by 6%. Consequently, we performed the second step of the impairment test for the Management and Rental reporting unit to measure the amount of any impairment loss. The resulting analysis concluded that the Management and Rental reporting unit's implied fair value of goodwill exceeded the carrying value of goodwill and, therefore, no impairment loss was recorded. The excess in the implied fair value of goodwill over its carrying value is attributable to declines in the fair value of other assets or group of assets.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill, for the years ended December 31, 2010 and 2009 (in thousands):

	Balance as of January 1, 2010	Additions	Deductions	Goodwill Impairment	Balance as of December 31, 2010
Membership and Exchange	$474,677	$5,920	$—	$—	$480,597
Management and Rental	5,190	2,240	—	—	7,430

Total	$479,867	$8,160	$—	$—	$488,027

	Balance as of January 1, 2009	Additions	Deductions	Goodwill Impairment	Balance as of December 31, 2009
Membership and Exchange	$474,677	$—	$—	$—	$474,677
Management and Rental	5,190	—	—	—	5,190

Total	$479,867	$—	$—	$—	$479,867

        The $8.2 million change in goodwill during the year ended December 31, 2010 related to the goodwill acquired in connection with the acquisition of TPI. On November 30, 2010, we acquired all of the equity in TPI resulting in goodwill of $8.2 million and identifiable intangible assets of $7.5 million. Goodwill is assigned to reporting units of ILG that are expected to benefit from the synergies of the combination. The amount of goodwill assigned to a reporting unit is determined in a manner similar to how the amount of goodwill recognized in a business combination is determined, while using a reasonable methodology applied in a consistent manner. At the conclusion of this analysis, we assigned $5.9 million of goodwill to our Membership and Exchange reporting unit and $2.2 million of goodwill to our Management and Rental reporting unit. There were no changes in goodwill in either of our reporting units during the year ended December 31, 2009.

        Accumulated goodwill impairment losses as of January 1, 2009 were $34.3 million for our Management and Rental segment. There were no impairments of goodwill for our Management and Rental segment during fiscal year 2010 and 2009 and there have been no impairments of goodwill for our Membership and Exchange segment.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Other Intangible Assets

        Intangible assets with indefinite lives relate principally to trade names and trademarks. The balance of intangible assets, net is as follows (in thousands):

	December 31,
	2010	2009
Intangible assets with indefinite lives	$37,616	$35,300
Intangible assets with definite lives, net	82,854	104,024

Total intangible assets, net	$120,470	$139,324

        At December 31, 2010, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Life (Years)
Customer relationships	$129,500	$(107,116)	$22,384	1.7
Purchase agreements	75,879	(60,835)	15,044	2.5
Resort management contracts	48,166	(11,738)	36,428	10.1
Technology	24,726	(24,633)	93	2.9
Other	17,427	(8,522)	8,905	5.6

Total	$295,698	$(212,844)	$82,854

2010 Recoverability Test

        As of March 31, 2010, as a consequence of the Management and Rental reporting unit failing step one of the two step process for testing goodwill for impairment, we performed a recoverability test on an asset group within our Management and Rental reporting unit. The asset group at the time consisted of Aston's property management contracts and wholesaler agreements definite-lived intangible assets, certain real estate assets owned by Aston and used in the purveyance of revenue generating services pursuant to the aforementioned property management contracts and wholesaler agreements, and Aston's tradename definite-lived intangible asset. The resulting recoverability analysis concluded that the undiscounted estimated future cash flows of the asset group exceeded its carrying value by approximately 19% of the asset group's carrying value. Accordingly, the asset group was not considered impaired.

        The measurement period used for the recoverability analysis was 11 years, the remaining useful life of the property management contracts asset (the asset group's primary asset). The asset group's cash flows exceeded their carrying amounts in our recoverability test largely because, pursuant to U.S. GAAP, this analysis utilizes an undiscounted cash flow approach. This method differs from the manner in which the fair value of the asset group is calculated as part of our step two goodwill and other intangibles impairment analysis previously discussed.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

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

        Amortization of intangible assets with definite lives is computed on a straight-line basis. Total amortization expense for intangible assets subject to amortization was $26.4 million, $26.0 million and $25.9 million for the years ended December 31, 2010, 2009, and 2008, respectively. Based on the December 31, 2010 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2011	$27,184
2012	20,828
2013	5,447
2014	5,291
2015	5,183
2016 and thereafter	18,921

$82,854

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	December 31,
	2010	2009
Computer equipment	$18,189	$14,978
Capitalized software	67,054	45,423
Buildings and leasehold improvements	21,222	21,080
Furniture and other equipment	11,088	10,629
Projects in progress	1,128	10,011

	118,681	102,121
Less: accumulated depreciation and amortization	(67,781)	(57,721)

Total property and equipment, net	$50,900	$44,400

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 5—LONG-TERM DEBT

        The balance of long-term debt is as follows (in thousands):

	December 31,
	2010	2009
9.5% Interval Senior Notes, net of unamortized discount of $18,424 and $20,710, respectively	$281,576	$279,290
Term loan (interest rate of 2.76% at December 31, 2010 and 2.73% at December 31, 2009)	76,000	116,000
Revolving credit facility	—	—

Total long-term debt	357,576	395,290
Less: Current maturities	—	—

Total long-term debt, net of current maturities	$357,576	$395,290

9.5% Interval Senior Notes

        In connection with the spin-off of ILG, on July 17, 2008, Interval Acquisition Corp., a subsidiary of ILG, ("Issuer") agreed to issue $300.0 million of aggregate principal amount of 9.5% Senior Notes due 2016 ("Interval Senior Notes") to IAC, and IAC agreed to exchange such Interval Senior Notes for certain of IAC's 7% senior unsecured notes due 2013 pursuant to a notes exchange and consent agreement. The issuance occurred on August 19, 2008 with original issue discount of $23.5 million, based on the difference between the interest rate on the notes and the effective interest rate that would have been payable on the notes if issued in a market transaction based on market conditions existing on July 17, 2008, the date of pricing, estimated to be 11%. The exchange occurred on August 20, 2008. Interest on the Interval Senior Notes is payable semi-annually in cash in arrears on September 1 and March 1 of each year, commencing March 1, 2009. The Interval Senior Notes are guaranteed by all entities that are domestic subsidiaries of the Issuer and by ILG. The Interval Senior Notes are redeemable by the Issuer in whole or in part, on or after September 1, 2012, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the event of a change of control (as defined in the indenture), the Issuer is obligated to make an offer to all holders to purchase the Interval Senior Notes at a price equal to 101% of the face amount. The change of control put option is a derivative that, upon adoption of ASU 2010-08, is not required to be bifurcated from the host instrument. Prior to the adoption of ASU 2010-08, this derivative was not bifurcated as the value of the derivative was not material to our financial position and results of operations. Subject to specified exceptions, the Issuer is required to make an offer to purchase Interval Senior Notes at a price equal to 100% of the face amount, in the event the Issuer or its restricted subsidiaries complete one or more asset sales and more than $25.0 million of the aggregate net proceeds are not invested (or committed to be invested) in the business or used to repay senior debt within one year after receipt of such proceeds. The original issue discount is being amortized to "Interest expense" using the effective interest method through maturity.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 5—LONG-TERM DEBT (Continued)

Senior Secured Credit Facility

        In connection with the spin-off of ILG, on July 25, 2008, the Issuer entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan (the "Term Loan"), of which $76.0 million is outstanding at December 31, 2010, and a $50.0 million revolving credit facility.

        As of December 31, 2010, the remaining principal amount of the Term Loan is payable quarterly through July 25, 2013 ($4.4 million quarterly for fiscal year 2012 and approximately $19.5 million quarterly thereafter). During 2009, we paid $34.0 million of principal payments on the Term Loan, which included scheduled principal payments through December 31, 2010 and $4.0 million which was applied pro rata to the remaining scheduled principal payments. During 2010, we paid $40.0 million of principal payments on the Term Loan, which included voluntary prepayments of scheduled principal payments through December 31, 2011 and $18.3 million applied pro rata to the remaining scheduled principal payments. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rates per annum applicable to loans under the senior secured credit facility are, at the Issuer's option, equal to either a base rate or a LIBOR rate plus an applicable margin, which varies with the total leverage ratio of the Issuer. As of December 31, 2010, the applicable margin was 2.50% per annum for LIBOR term loans, 2.00% per annum for LIBOR revolving loans, 1.50% per annum for base rate term loans and 1.00% per annum for base rate revolving loans. The revolving credit facility has a facility fee of 0.50%.

        We have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $20,000 at December 31, 2010, leaving $50.0 million of borrowing capacity at December 31, 2010. There have been no borrowings under the revolving credit facility through December 31, 2010.

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

Restrictions and Covenants

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the credit agreement (3.90 through December 31, 2009, 3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 5—LONG-TERM DEBT (Continued)

coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (2.75 through December 31, 2009 and 3.00 thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of December 31, 2010, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.47 and 4.61, respectively.

        At December 31, 2010, aggregate maturities of long-term debt were as follows (in thousands):

Year Ending December 31,
2011	$—
2012	17,538
2013	58,462
2014	—
2015	—
Thereafter	300,000

376,000
Unamortized discount of Interval Senior Notes	(18,424)

Total	$357,576

        Interest expense for the years ended December 31, 2010 and 2009 was $35.8 million and $37.3 million, respectively, net of capitalized interest of $1.1 million and $0.4 million, respectively, relating to internally capitalized software. Interest expense for the year ended December 31, 2008 was $15.9 million.

Debt Issuance Costs

        At December 31, 2010 and 2009, total unamortized debt issue costs were $7.3 million, net of $6.2 million of accumulated amortization and $9.6 million, net of $3.8 million of accumulated amortization, respectively, which were included in "Other non-current assets." Debt issuance costs are amortized to "Interest expense" through maturity of the related debt using the effective interest method.

NOTE 6—FAIR VALUE MEASUREMENTS

        In accordance with ASC Topic 820, "Fair Value Measurements and Disclosures," ("ASC 820") the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

        Level 1—Observable inputs that reflect quoted prices in active markets

        Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable

        Level 3—Unobservable inputs in which little or no market data exists, therefore requiring the company to develop its own assumptions

        As part of the acquisition of TPI in fourth quarter 2010, we may be obligated to pay contingent consideration in an amount ranging from zero up to a total of $5.0 million to TPI's former owners during the three year period subsequent to the acquisition should TPI meet certain earnings targets. We calculated the fair value of the contingent consideration as of November 30, 2010, the acquisition date, to be $2.7 million using a probability-weighted income approach and based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. There have been no subsequent changes in the fair value of this contingent consideration as of December 31, 2010 of which $0.9 million is included in other short-term liabilities and $1.9 million is included in other long-term liabilities in our consolidated balance sheet as of December 31, 2010. Changes in the fair value of the contingent consideration resulting from events after the acquisition date will be recognized in earnings in our consolidated statements of income, and may result from changes in discount periods and rates and changes in the timing and amount of financial estimates.

Fair Value of Financial Instruments

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

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$180,502	$180,502	$160,014	$160,014
Restricted cash and cash equivalents	4,118	4,118	5,243	5,243
Long-term debt	(357,576)	(403,000)	(395,290)	(443,000)
Guarantees, surety bonds and letters of credit	N/A	(21,238)	N/A	(29,166)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have original maturities of three months or less. Under the fair value hierarchy established in ASC 820, cash

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

and cash equivalents and restricted cash and cash equivalents are stated at fair value based on quoted prices in active markets for identical assets or liabilities.

        Borrowings under our Interval Senior Notes and Term Loan are carried at historical cost and adjusted for amortization of the discount on our Interval Senior Notes and principal payments. The fair value of these borrowings was estimated using quoted prices for our Interval Senior Notes as of December 31, 2010 and 2009 and inputs other than quoted prices that are observable for the Term Loan as of December 31, 2010 and 2009, either directly or indirectly, which are intrinsic to the terms of the related agreement, such as interest rates and credit risk. Due to the infrequency at which trades occur on our Interval Senior Notes, we deem the quoted prices used to arrive at the fair value of our Interval Senior Notes to be from an inactive market and thus a Level 2 input pursuant to ASC 820.

        The guarantees, surety bonds, and letters of credit represent liabilities that are carried on our balance sheet only when a future related contingent event becomes probable and reasonably estimable.

NOTE 7—STOCKHOLDERS' EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At December 31, 2010, there were 57.1 million shares of ILG common stock outstanding.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of December 31, 2010. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

        In addition to the ordinary vesting of RSUs in 2009, we delivered 115,144 of deferred RSUs, net of withholding taxes, which represented RSUs accelerated to vest prior to the spin-off, but for which the issuance of shares of common stock was deferred until January 2, 2009.

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

NOTE 8—BENEFIT PLANS

        Prior to the spin-off and through December 31, 2008, ILG participated in a retirement saving plan sponsored by IAC. Effective January 1, 2009, the net assets available for benefits for the employees of

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 8—BENEFIT PLANS (Continued)

ILG was transferred from the IAC plan to a newly created ILG plan. Under the new retirement savings plan sponsored by ILG that qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG originally provided a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to IRS restrictions. Effective March 1, 2009, we suspended matching contributions. There were no matching contributions for the ILG plan for the year ended December 31, 2010 and matching contributions for the year ended December 31, 2009 pertaining to the first quarter 2009 period were $0.3 million. Matching contributions for the IAC plan were approximately $1.6 million for the year ended December 31, 2008. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        During the three years ended December 31, 2010, 2009 and 2008, we also had or participated in various benefit plans, principally defined contribution plans, for non-U.S. employees. Our contributions for these plans were approximately $0.2 million in 2010 and $0.3 million in each of 2009 and 2008.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 21,678 share units were outstanding at December 31, 2010. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

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

        Each IAC option granted prior to January 1, 2008 converted in part into an option to purchase shares of ILG common stock, based on a conversion factor. No ILG employees or former employees held any options as of August 20, 2008. In connection with the spin-off, 2.1 million stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. To the extent that these stock options are dilutive, we have included them in the diluted earnings per share. As of December 31, 2010 and 2009, 1.3 million and 1.7 million, respectively, of stock options remained outstanding.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        The modification of RSUs not subject to accelerated vesting resulted in an additional non-recurring non-cash compensation expense related to a step-up in basis modification of $1.3 million of which $0.3 million, $0.5 million and $0.2 million was recognized during the years ended December 31, 2010, 2009 and 2008, respectively and the remaining $0.3 million will be recognized over the vesting period of the associated modified unvested RSUs.

        On August 20, 2008, ILG established the ILG 2008 Stock and Annual Incentive Plan (the "2008 Incentive Plan") which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares of common stock were issued. At the time of the spin-off, an additional 5.0 million shares of common stock were reserved for issuance under the 2008 Incentive Plan. As of December 31, 2010, 2.3 million shares remain available for future issuance under this plan.

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. All outstanding award agreements provide for settlement, upon vesting, in stock for U.S. employees. For non-U.S. employees, all grants issued prior to the spin-off provide for settlement upon vesting in cash, while grants since the spin-off provide for settlement upon vesting in stock. Each RSU is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Certain RSUs, in addition, are subject to attaining specific performance criteria. ILG recognizes non-cash compensation expense for all RSUs held by ILG's employees (including RSUs for stock of IAC or the other spun-off companies held by ILG employees) for which vesting is considered probable. For RSUs to be settled in stock, the accounting charge is measured at the grant date as the fair value of ILG common stock and expensed on a straight-line basis as non-cash compensation over the vesting term. The expense associated with RSU awards (including RSUs for stock of IAC or the other spun-off companies) to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock, as compensation expense within general and administrative expense. The expense related to awards to international employees totaled $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        On August 20, 2008, in connection with the spin-off, non-employee members of the Board of Directors and certain ILG executive officers were awarded a total of 917,137 RSUs under the 2008 Incentive Plan. The aggregate estimated value of the awards is being amortized to expense on a straight-line basis over the applicable vesting period of the awards.

        On March 24, 2009, the Compensation Committee granted 1.2 million RSUs, vesting over three to four years, to certain officers and employees of ILG and its subsidiaries. Of these RSUs, 183,391 were subject to 2009 performance criteria that could result between 0% and 200% of these awards being earned based on EBITDA targets. These performance RSUs were earned at 117.9% of target. However, vesting is subject to additional service requirements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        On March 2, 2010, the Compensation Committee granted approximately 460,000 RSUs, vesting over three to four years, to certain officers and employees of ILG and its subsidiaries. Of these RSUs, approximately 64,000 are subject to performance criteria that could result in between 0% and 200% of these awards being earned based on EBITDA targets.

        Non-cash compensation expense related to RSUs for the years ended December 31, 2010, 2009 and 2008 was $10.1 million, $10.6 million and $8.8 million, respectively. Included in non-cash compensation expense for 2009 is a cumulative catch-up adjustment of $1.3 million related to the change in the estimated forfeiture rate in the fourth quarter of 2009. Included in non-cash compensation expense for 2008 is a non-recurring amount of $2.1 million related to the accelerated vesting of certain RSUs. Non-cash compensation expense for 2008 through the date of the spin-off was maintained by and allocated to us from IAC. At December 31, 2010, there was approximately $18.1 million of unrecognized compensation cost, net of forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 1.8 years.

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

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of sales	$448	$683	$660
Selling and marketing expense	627	789	722
General and administrative expense	9,040	9,101	7,438

Non-cash stock based compensation expense before income taxes	10,115	10,573	8,820
Income tax benefit	(3,660)	(3,765)	(3,443)

Non-cash stock based compensation expense after income taxes	$6,455	$6,808	$5,377

        Non-cash compensation related to the period before the spin-off was recorded in receivables from IAC and subsidiaries, which was extinguished at the time of the spin-off.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes RSU activity during the year ended December 31, 2010:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	2,643	$12.46
Granted	615	13.72
Vested	(733)	15.38
Forfeited	(15)	20.50

Non-vested RSUs at December 31	2,510	$12.04

        The following table summarizes RSU activity during the year ended December 31, 2009:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	1,685	$18.72
Granted	1,282	5.40
Vested	(261)	16.13
Forfeited	(63)	20.26

Non-vested RSUs at December 31	2,643	$12.46

        The following table summarizes RSU activity during the year ended December 31, 2008:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	—	$—
Transfer from IAC	775	24.21
Granted	917	14.12
Vested	—	—
Forfeited	(7)	24.74

Non-vested RSUs at December 31	1,685	$18.72

        In connection with the acquisition of Aston by ILG in 2007, a member of Aston's management was granted non-voting restricted common equity in Aston. This award was granted on May 31, 2007 and was initially measured at fair value, which is being amortized over the vesting period. This award vests ratably over four and a half years, or earlier based upon the occurrence of certain prescribed events. These shares are subject to a put right by the holder and a call right by ILG, which are not exercisable until the first quarter of 2013 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of Aston. The initial

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 9—STOCK-BASED COMPENSATION (Continued)

value of the preferred interest was equal to the acquisition price of Aston. The preferred interest accretes at a 10% annual rate. Upon exercise of the put or call, the consideration payable can be denominated in ILG shares, cash or a combination thereof at ILG's option. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price. The unrecognized compensation cost related to this equity award is $0.1 million and $0.2 million at December 31, 2010 and 2009, respectively.

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

        U.S. and foreign earnings from continuing operations before income taxes and noncontrolling interest are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
U.S.	$58,421	$55,099	$56,996
Foreign	10,451	9,168	18,998

Total	$68,872	$64,267	$75,994

        The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current income tax provision (benefit)
Federal	$12,807	$(777)	$57,222
State	2,779	(93)	9,921
Foreign	3,194	3,366	5,776

Current income tax provision	$18,780	$2,496	$72,919

Deferred income tax provision (benefit)
Federal	$5,881	$19,753	$(36,213)
State	1,290	4,158	(6,047)
Foreign	506	(349)	157

Deferred income tax provision (benefit)	7,677	23,562	(42,103)

Income tax provision	$26,457	$26,058	$30,816

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 10—INCOME TAXES (Continued)

        There were no significant reductions in current income taxes payable for the years ended December 31, 2010, 2009, and 2008 for tax deductions attributable to stock-based compensation. The related income tax benefits of stock-based compensation are recorded as amounts charged or credited to additional paid in capital or a reduction in goodwill.

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2010	2009
Deferred tax assets:
Deferred revenue	$51,114	$52,276
Provision for accrued expenses	3,914	4,240
Non-cash compensation	3,861	4,164
Net operating loss and tax credit carryforwards	1,356	2,228
Other	487	2,635

Total deferred tax assets	60,732	65,543
Less valuation allowance	(679)	(679)

Net deferred tax assets	60,053	64,864

Deferred tax liabilities:
Intangible and other assets	(97,411)	(97,623)
Deferred membership costs	(12,607)	(13,579)
Property and equipment	(9,581)	(3,193)
Other	(322)	(479)

Total deferred tax liabilities	(119,921)	(114,874)

Net deferred tax liability	$(59,868)	$(50,010)

        At December 31, 2010, ILG had utilized all of its U.S. federal and state net operating losses ("NOLs"). At December 31, 2010, ILG had foreign NOLs of approximately $2.0 million available to offset future income, virtually all of which can be carried forward indefinitely.

        At December 31, 2010, ILG had tax credit carryforwards of approximately $0.7 million related to federal credits for foreign taxes. These tax credits can be carried forward between eight to ten years.

        A valuation allowance for deferred tax assets is provided when it is more likely than not that certain deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the history of taxable income in recent years, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies to make this assessment. During 2010, ILG's valuation allowance did not significantly change. At December 31,

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 10—INCOME TAXES (Continued)

2010, ILG had a valuation allowance of approximately $0.7 million related to virtually all of the foreign NOL carryforwards for which more likely than not the tax benefit will not be realized.

        A reconciliation of total income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes and noncontrolling interest is shown as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Income tax provision at the federal statutory rate of 35%	$24,105	$22,493	$26,598
State income taxes, net of effect of federal tax benefit	2,645	2,642	2,518
Foreign income taxed at a different statutory tax rate	(616)	(608)	(1,184)
U.S. tax consequences of foreign operations	(65)	11	2,353
Non-deductible non-cash compensation expense	454	1,203	—
Other, net	(66)	317	531

Income tax provision	$26,457	$26,058	$30,816

        In accordance with ASC 740, no federal and state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $36.7 million at December 31, 2010. If, in the future, these earnings are repatriated to the U.S., or if ILG determines such earnings will be repatriated to the U.S. in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

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

	(In thousands)
	2010	2009	2008
Balance at beginning of year	$91	$142	$5,696
Additions based on tax positions related to the current year	226	—	—
Additions for tax positions of prior years	705	—	2,203
Reductions for tax positions of prior years	(33)	(51)	(6,938)
Settlements	(30)	—	(819)

Balance at end of year	$959	$91	$142

        As of December 31, 2010, 2009 and 2008, ILG had unrecognized tax benefits of $1.0 million, $0.1 million, and $0.1 million, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2010, 2009, and 2008, are $0.3 million, $0.1 million and $0.1 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2010 is $0.7 million that represents unrecognized tax

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 10—INCOME TAXES (Continued)

benefits related to the acquisition of TPI. In connection with our acquisition of TPI, the former shareholders have agreed to indemnify us for all tax liabilities and related interest and penalties for the pre-acquisition period. The net increase of $0.9 million in 2010 in unrecognized tax benefits is due principally to the increase of $0.7 million in foreign taxes as a result of ILG's acquisition of TPI and an increase of $0.2 million related to other income tax items. There were no material increases or decreases in unrecognized tax benefits during 2009. During 2008, unrecognized tax benefits for tax positions included in IAC's consolidated tax return filings increased by $2.2 million, due principally to the completion of a study related to certain U.S. tax consequences of certain of ILG's foreign operations. However, this increase was offset by a decrease of $7.8 million of unrecognized tax benefits during 2008 of which $0.8 million was a result of settlements with taxing authorities and $7.0 million was a result of the spin-off from IAC and the associated Tax Sharing Agreement, which provides that IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. During 2010, $0.7 million in interest and penalties was accrued primarily related to foreign taxes as a result of the acquisition of TPI. There were no material accruals for interest during 2009 and 2008. At December 31, 2010, 2009 and 2008, ILG has accrued $0.9 million, $0.2 million, and $0.3 million, respectively, for the payment of interest and, if applicable, penalties. The amount accrued for interest and penalties at December 31, 2008, is net of consolidated tax interest and penalties that were indemnified by IAC as a result of the spin-off and the associated Tax Sharing Agreement.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to foreign taxes. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

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

        The Internal Revenue Service (IRS) is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes our operations from September 24, 2002, our date of acquisition by IAC. The statute of limitations for these years has currently been extended to December 31, 2011, but is expected to be extended further. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination, the most significant of which are California, New York State and New York City, for various tax years beginning with December 31, 2003. During the fourth quarter 2010, the IRS also began its examination of ILG's Federal consolidated tax return for the short period following the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 10—INCOME TAXES (Continued)

spin-off and ended December 31, 2008. This examination is still in its initial phase and is expected to be completed prior to the expiration of the statute of limitations in 2012.

        During 2010, the U.K. Finance Act of 2010 was enacted, which reduced the U.K. corporate income tax rate from 28% to 27%, effective April 1, 2011. The impact of the U.K. rate reduction, which was not significant to ILG's effective tax rate, has been reflected in the current reporting period. It reduced our U.K. net deferred tax asset and increased income tax expense. The change in the corporate tax rate initially negatively impacts income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreases; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

Tax Sharing Agreement

        In connection with the spin-off, we entered into a Tax Sharing Agreement with members of the IAC group that were spun-off. As of September 21, 2010, various restrictions under the Tax Sharing Agreement lapsed.

NOTE 11—SEGMENT INFORMATION

        The overall concept that ILG employs in determining its operating segments and related financial information is to present them in a manner consistent with how the chief operating decision maker views the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. ILG consists of two operating segments which are also reportable segments. During the fourth quarter of 2010, we changed the names of our two operating segments from Interval to Membership and Exchange and from Aston to Management and Rental, in order to better describe the underlying business operations in the segments. The historical segments' financial information and underlying operational activity did not change, other than the addition of the operations of TPI upon completion of the acquisition on November 30, 2010. Membership and Exchange, our principal business segment, offers travel and leisure related products and services to owners of vacation interests and others mostly through various membership programs, as well as related services to resort developer clients. Management and Rental, our other business segment, provides hotel, condominium resort, timeshare resort and homeowners association management, and vacation rental services to both vacationers and vacation property owners.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 11—SEGMENT INFORMATION (Continued)

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Membership and Exchange
Revenue	$345,228	$345,967	$346,919
Cost of sales	77,741	80,703	85,105

Gross profit	267,487	265,264	261,814
Selling and marketing expense	47,693	49,120	47,883
General and administrative expense	83,387	82,674	77,347
Amortization expense	21,083	21,017	20,960
Depreciation expense	9,690	9,057	8,592

Segment operating income	$105,634	$103,396	$107,032

	Year Ended December 31,
	2010	2009	2008
Management and Rental
Revenue	$64,212	$59,019	$68,879
Cost of sales	50,563	46,703	50,970

Gross profit	13,649	12,316	17,909
Selling and marketing expense	3,062	2,909	3,580
General and administrative expense	5,593	5,219	5,127
Goodwill impairment	—	—	34,254
Amortization expense	5,304	4,944	4,946
Depreciation expense	847	794	743

Segment operating loss	$(1,157)	$(1,550)	$(30,741)

Consolidated
Revenue	$409,440	$404,986	$415,798
Cost of sales	128,304	127,406	136,075

Gross profit	281,136	277,580	279,723
Direct segment operating expenses	176,659	175,734	203,432

Operating income	$104,477	$101,846	$76,291

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 11—SEGMENT INFORMATION (Continued)

        Selected financial information by reporting segment is presented below (in thousands):

	December 31,
	2010	2009
Total assets:
Membership and Exchange	$904,973	$882,777
Management and Rental	78,075	75,804

Total	$983,048	$958,581

	Year Ended December 31,
	2010	2009	2008
Capital expenditures:
Membership and Exchange	$16,026	$14,268	$11,791
Management and Rental	417	894	1,846

Total	$16,443	$15,162	$13,637

        ILG maintains operations in the United States and other international territories, primarily the United Kingdom. Geographic information on revenue, which is based on sourcing, and long-lived assets, which are based on physical location, is presented below (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue:
United States	$346,289	$340,420	$347,699
All other countries	63,151	64,566	68,099

Total	$409,440	$404,986	$415,798

	December 31,
	2010	2009
Long-lived assets (excluding goodwill and intangible assets):
United States	$49,663	$43,156
All other countries	1,237	1,244

Total	$50,900	$44,400

NOTE 12—COMMITMENTS AND CONTINGENCIES

        In the ordinary course of business, ILG is a party to various legal proceedings. ILG establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. ILG does not establish reserves for identified legal matters when ILG believes that the likelihood of an unfavorable outcome is not probable. Although management currently believes that an unfavorable resolution of claims against ILG, including claims

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of ILG, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. ILG also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 10 for a discussion of income tax contingencies.

Lease Commitments

        ILG leases office space, computers and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. We account for leases under ASC Topic 840, "Leases" ("ASC 840").

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2011	$10,240
2012	8,692
2013	7,667
2014	6,513
2015	5,734
Thereafter through 2020	20,344

Total	$59,190

        Expense charged to operations under these agreements was $9.5 million, $9.6 million and $9.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

        Included in other liabilities, both current and long-term, as presented in our consolidated balance sheet as of December 31, 2010, are certain unconditional recorded contractual obligations. These obligations and the future periods in which such obligations are expected to settle in cash are as follows (in thousands):

Years Ending December 31,
2011	$3,357
2012	$3,357
2013	$3,857
2014	—
2015	—
Thereafter	—

Total	$10,571

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

        Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. The following table summarizes these items, on an undiscounted basis, at December 31, 2010 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

Years Ending December 31,	Total	2011	2012	2013	2014	2015	Thereafter
	(Dollars in thousands)
Debt principal	$376,000	$—	$17,538	$58,462	$—	$—	300,000
Debt interest	166,939	30,881	30,702	29,356	28,500	28,500	19,000
Guarantees, surety bonds, and letters of credit	21,238	8,828	3,024	1,791	1,758	1,735	4,102
Purchase obligations	26,673	10,669	3,882	2,746	4,643	4,207	526

Total commitments	$590,850	$50,378	$55,146	$92,355	$34,901	$34,442	$323,628

        At December 31, 2010, guarantees, surety bonds and letters of credit totaled $21.2 million. Guarantees represent $18.4 million of this total and primarily relate to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities of Aston, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of December 31, 2010, amounts are not expected to be significant, individually or in the aggregate. The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of December 31, 2010, amounts pending reimbursements are not significant.

European Union Value Added Tax Matter

        During 2009, ILG recorded an incremental $2.3 million accrual related to Value Added Tax ("VAT") in Europe. This accrual was made based on a judgment issued by the European Court of Justice against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and altered the manner in which the Membership and Exchange segment accounts for VAT on its revenues as well as to which EU country VAT is owed. As of December 31, 2010 and December 31, 2009, ILG had accrued $5.4 million and $3.7 million, respectively, related to this matter. The change in accrual primarily

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

relates to a partial reclaim refund from one of the jurisdictions. Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $5.4 million up to approximately $8.7 million based on quarter-end exchange rates. ILG believes that the $5.4 million accrual at December 31, 2010 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

NOTE 13—VENEZUELA OPERATIONS

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

        At December 31, 2009, we determined the parallel market rate was the appropriate rate to use for translating the financial statements of our Venezuelan entity for purposes of consolidation based on the then current facts and circumstances of operating in Venezuela. In April 2010, we transferred U.S. dollar equivalent cash of $1.7 million from our Venezuelan entity's Bolivar denominated back account in Venezuela to our Venezuelan entity's U.S. dollar denominated back account in the U.S., utilizing the parallel market.

        Effective January 1, 2010, Venezuela is considered to be highly inflationary. Under U.S. GAAP, an economy is considered to be highly inflationary when the three-year cumulative rate of inflation meets or exceeds 100%. Under the highly inflationary basis of accounting, the financial statements of our Venezuelan entity are remeasured as if its functional currency were the reporting currency (U.S dollars), with remeasurement gains and losses recognized in earnings, rather than in the cumulative translation adjustment component of other comprehensive income within our stockholders' equity.

        In May 2010, the Venezuelan government enacted reforms to its exchange regulations which increased the control that can be exerted by the Central Bank of Venezuela (BCV) over currency trading and effectively halted the use of the parallel market pending additional regulations. In June 2010, the government introduced additional regulations under a newly regulated foreign currency exchange system (the "SITME") controlled by the BCV. After the enactment of the amended exchange regulations (and cessation of the parallel market), the only foreign currency exchange processes legally available to entities operating in Venezuela are (1) the exchange of currency through Venezuela's Commission for the Administration of Currency Exchange (CADIVI) at one of the two official rates for exchange or (2) the exchange of currency through the SITME at the exchange rate specified by the BCV. Given our historical difficulties in repatriating U.S. dollars at the government's official exchange rate through CADIVI and the closure in May 2010 of the parallel market, effective June 2010 we determined the exchange rate specified by the BCV to transact through the SITME (the "SITME

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 13—VENEZUELA OPERATIONS (Continued)

rate") was the most appropriate rate to use for remeasurement purposes at this time. Consequently, in June 2010, we commenced utilizing the SITME rate which was 5.3 bolivars per U.S. dollar at the inception of the SITME and through September 30, 2010. The last available parallel market rate utilized prior to our conversion to the SITME rate was 8.3 bolivars per U.S. dollar. Our change to the SITME rate during June 2010 resulted in a gain on foreign currency exchange of $0.3 million in that month. This gain was partially offset by previous losses during the second quarter, and fully offset during the six month period ended June 30, 2010, due to the weakening parallel market rate utilized throughout 2010 prior to our change to the SITME rate. The use of the SITME is subject to restrictions, including the requirement of domicile in Venezuela and volume restrictions on an entity's trading activity.

        Because our Venezuelan entity operates in a highly inflationary economy, and given the uncertainty surrounding future BCV regulations or changes to the SITME rate, future remeasurements could increase the volatility of our results of operations. However, since the majority of the cash is now held in U.S. dollars, our exposure to this volatility is reduced.

        Additionally, during the second quarter 2010, we restructured the operations of our Venezuelan entity to address the increasing challenges of physically operating in the country. As a result, we incurred certain immaterial restructuring and severance costs in 2010. However, we have not sold or substantially liquidated our Venezuelan entity as it continues to operate. We continue to evaluate our Venezuelan entity's ongoing operations given the uncertainties previously mentioned.

        As of December 31, 2010, we had $5.1 million of unrealized loss in other comprehensive income within stockholders' equity pertaining to our Venezuelan entity until such time we sell or substantially liquidate our investment. For the year ended December 31, 2010, our Venezuelan entity generated less than 0.5% of our consolidated net revenues and as of December 31, 2010 represented less than 0.5% of our consolidated assets.

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Non-cash investing and financing activities:
Issuance of 9.5% Interval Senior Notes, net of original issue discount of $23.5 million	$—	$—	$276,500
Non-cash dividend to IAC	—	—	(276,500)
Extinguishment of receivable from IAC in connection with spin-off	—	—	496,019
Cash paid during the period for:
Interest, net of amounts capitalized	30,593	33,869	2,519
Income taxes, net of refunds, including amounts paid in 2008 to IAC for ILG's share of IAC's consolidated tax liability	21,969	23,834	53,428

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

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

        Through August 20, 2008 (the effective date of the spin-off), ILG's expenses included allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These allocations were based on the ratio of ILG's revenue as a percentage of IAC's total revenue. Allocated costs were $0.5 million for the year ended December 31, 2008 and are included in "General and Administrative Expenses" in our consolidated statements of income. The expense allocations from IAC ceased after the spin-off on August 20, 2008. It is not practicable to determine the actual expenses that would have been incurred for these services had ILG operated as a stand-alone entity. In the opinion of management, the allocation method is reasonable.

        The portion of interest income reflected in the consolidated statements of income that is intercompany in nature, was $8.2 million for the year ended December 31, 2008. This intercompany interest related to the receivables from IAC and ceased upon the spin-off on August 20, 2008.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 15—RELATED PARTY TRANSACTIONS (Continued)

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

  •
  Employee Matters Agreement.  This agreement covers a wide range of compensation and benefit issues, including the allocation among IAC and ILG of responsibility for the employment and benefit obligations and liabilities of current and former employees (and their dependents and beneficiaries).

Commercial Agreements

        In connection with the spin-off, IAC and ILG entered into a number of commercial agreements between subsidiaries of IAC, on the one hand, and subsidiaries of ILG, on the other hand, many of which memorialize (in most material respects) pre-existing arrangements in effect prior to the spin-off and all of which were intended to reflect arm's length terms. In addition, we believed that such agreements, whether taken individually or in the aggregate, did not constitute a material contract to either IAC or ILG.

        Aggregate revenue earned by ILG with respect to these commercial agreements with IAC subsidiaries was not material in 2010, 2009 and 2008. ILG did not incur expenses in 2010 and incurred approximately $0.3 million and $1.5 million in 2009 and 2008, respectively, in expenses related to these commercial agreements with IAC subsidiaries.

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

  •
  until August 2010, Liberty agreed to vote all of its shares in favor of the slate of directors recommended to the stockholders by ILG's board as long as the slate included the directors mentioned above;

  •
  subject to specified exceptions, Liberty may not acquire beneficial ownership of additional ILG equity securities, or transfer such securities;

  •
  Liberty agreed to additional standstill provisions that were effective until August 2010; and

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 15—RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 16—QUARTERLY RESULTS (UNAUDITED)

        Revenue at ILG is influenced by the seasonal nature of travel. The Membership and Exchange segment recognizes exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. The Management and Rental segment recognizes revenue based on occupancy, with the first and third quarters generally generating higher revenue and the second and fourth quarters generally generating lower revenue.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except for share data)
2010
Revenue	$113,838	$101,602	$100,488	$93,512
Gross profit	79,657	70,080	69,313	62,086
Operating income	34,813	26,848	24,759	18,057
Net income attributable to common stockholders	15,413	11,320	9,292	6,393
Earnings per share attributable to common stockholders:
Basic	0.27	0.20	0.16	0.11
Diluted	0.27	0.20	0.16	0.11
2009
Revenue	$112,926	$100,569	$97,757	$93,734
Gross profit	79,151	68,284	67,533	62,612
Operating income	35,969	25,442	23,069	17,366
Net income	16,834	8,604	8,139	4,636
Earnings per share attributable to common stockholders:
Basic	0.30	0.15	0.14	0.08
Diluted	0.30	0.15	0.14	0.08

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 17—SUPPLEMENTAL GUARANTOR INFORMATION

        The Interval Senior Notes are guaranteed by ILG and the domestic subsidiaries of the Issuer. These guarantees are full and unconditional and joint and several.

        The following tables present condensed consolidating financial information as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 for ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined guarantor subsidiaries of ILG (collectively, the "Guarantor Subsidiaries"), the combined non-guarantor subsidiaries of ILG (collectively, the "Non-Guarantor Subsidiaries") and ILG on a consolidated basis (in thousands). ILG was incorporated in May 2008 and became the parent company of the Issuer in August 2008.

Balance Sheet as of December 31, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$321	$59	$188,915	$84,904	$—	$274,199
Property and equipment, net	740	—	48,923	1,237	—	50,900
Goodwill and intangible assets, net	—	305,878	302,619	—	—	608,497
Investment in subsidiaries	219,833	836,194	47,743	—	(1,103,770)	—
Other assets	—	4,435	36,214	8,803	—	49,452

Total assets	$220,894	$1,146,566	$624,414	$94,944	$(1,103,770)	$983,048

Current liabilities	$365	$9,745	$141,807	$27,201	$—	$179,118
Other liabilities	—	355,893	206,114	16,769	—	578,776
Intercompany liabilities (receivables) / equity	(4,206)	561,095	(560,120)	3,231	—	—
Redeemable noncontrolling interest			419			419
Stockholders' equity	224,735	219,833	836,194	47,743	(1,103,770)	224,735

Total liabilities and equity	$220,894	$1,146,566	$624,414	$94,944	$(1,103,770)	$983,048

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 17—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Balance Sheet as of December 31, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$52	$70	$171,590	$75,036	$—	$246,748
Property and equipment, net	859	—	42,297	1,244	—	44,400
Goodwill and intangible assets, net	—	326,837	292,354	—	—	619,191
Investment in subsidiaries	175,495	731,994	40,675	—	(948,164)	—
Other assets	—	6,824	31,345	10,073	—	48,242

Total assets	$176,406	$1,065,725	$578,261	$86,353	$(948,164)	$958,581

Current liabilities	$162	$9,921	$139,905	$24,299	$—	$174,287
Other liabilities	—	392,172	197,244	18,080	—	607,496
Intercompany liabilities (receivables) / equity	(132)	488,137	(491,304)	3,299	—	—
Redeemable noncontrolling interest			422			422
Stockholders' equity	176,376	175,495	731,994	40,675	(948,164)	176,376

Total liabilities and equity	$176,406	$1,065,725	$578,261	$86,353	$(948,164)	$958,581

Statement of Income for the Year Ended December 31, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$363,112	$46,328	$—	$409,440
Operating expenses	(2,696)	(20,787)	(246,136)	(35,344)	—	(304,963)
Interest income (expense), net	—	(36,363)	1,200	(171)	—	(35,334)
Other income (expense), net	44,074	79,178	6,842	(363)	(130,002)	(271)
Income tax benefit (provision)	1,040	22,046	(45,843)	(3,700)	—	(26,457)

Net income	42,418	44,074	79,175	6,750	(130,002)	42,415
Net loss attributable to noncontrolling interest	—	—	3	—	—	3

Net income attributable to common stockholders	$42,418	$44,074	$79,178	$6,750	$(130,002)	$42,418

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

NOTE 17—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Year Ended December 31, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$357,116	$47,870	$—	$404,986
Operating expenses	(2,619)	(21,037)	(241,337)	(38,147)	—	(303,140)
Interest income (expense), net	—	(37,470)	387	754	—	(36,329)
Other income (expense), net	39,806	75,388	6,210	(1,310)	(121,344)	(1,250)
Income tax benefit (provision)	1,026	22,925	(46,992)	(3,017)	—	(26,058)

Net income	38,213	39,806	75,384	6,150	(121,344)	38,209
Net loss attributable to noncontrolling interest	—	—	4	—	—	4

Net income attributable to common stockholders	$38,213	$39,806	$75,388	$6,150	$(121,344)	$38,213

Statement of Income for the Year Ended December 31, 2008	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$363,717	$52,081	$—	$415,798
Operating expenses	(861)	(20,979)	(277,627)	(40,040)	—	(339,507)
Interest income (expense), net	—	(7,445)	251	2,875	—	(4,319)
Other income (expense), net	45,789	63,118	13,005	4,082	(121,972)	4,022
Income tax benefit (provision)	336	11,095	(36,314)	(5,933)	—	(30,816)

Net income	45,264	45,789	63,032	13,065	(121,972)	45,178
Net loss attributable to noncontrolling interest	—	—	86	—	—	86

Net income attributable to common stockholders	$45,264	$45,789	$63,118	$13,065	$(121,972)	$45,264

Statement of Cash Flows for the Year Ended December 31, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(1,766)	$(11,696)	$90,693	$14,172	$91,403
Cash flows provided by (used in) investing activities	2,006	51,188	(80,129)	(1,496)	(28,431)
Cash flows used in financing activities	(240)	(39,492)	(1,490)	—	(41,222)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,262)	(1,262)
Cash and cash equivalents at beginning of period	—	—	92,265	67,749	160,014

Cash and cash equivalents at end of period	$—	$—	$101,339	$79,163	$180,502

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2010, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their attestation report, included herein.

Changes in Internal Control over Financial Reporting

        We regularly monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its effectiveness. In the course of these evaluations, we modify and refine our internal processes as conditions warrant.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Interval Leisure Group, Inc.

        We have audited Interval Leisure Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Interval Leisure Group, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Interval Leisure Group, Inc. and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interval Leisure Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 8, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Certified Public Accountants

Miami, Florida
March 8, 2011

Item 9B.    Other Information.

        None.

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to ILG's definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Stockholders, or the 2011 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to directors of ILG and the compliance of our directors and executive officers with Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2011 Proxy Statement and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the section entitled "Corporate Governance" in the 2011 Proxy Statement and is incorporated herein by reference. We have included information regarding our executive officers and our Code of Ethics below.

Item 11.    Executive Compensation.

        The information required by Item 402 of Regulation S-K is set forth in the sections entitled "Executive Compensation," "Compensation Discussion and Analysis" and "Director Compensation" in the 2011 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K is set forth in the sections entitled: "Committees of the Board of Directors," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," respectively, in the 2011 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information regarding ownership of ILG common stock, and securities authorized for issuance under ILG's equity compensation plans, is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2011 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information regarding certain relationships and related transactions with ILG and director independence is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2011Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information regarding the fees and services of ILG's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to ILG by such firm is set forth in the section entitled "Independent Registered Public Accountants' Fees" in the 2011 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

        The following information about ILG's executive officers is as of March 1, 2011.

        Craig M. Nash, age 57, has served as President and Chief Executive Officer of ILG since May 2008 and as Chairman of the Board of ILG since August 2008 and has served as President of Interval since August 1989 and Chief Executive Officer of Interval since March 1998. Prior to assuming this role, Mr. Nash served in a series of increasingly significant roles with Interval, including as General Counsel and Vice President of Regulatory Affairs. Mr. Nash joined Interval in 1982. Mr. Nash serves on the Board of Directors of the American Resort Development Association and is also a member of its Executive Committee.

        Jeanette E. Marbert, age 54, has served as Chief Operating Officer of ILG since August 2008 and as Executive Vice President since June 2009. She has served in such capacity for Interval since June 1999. Prior to her tenure as Chief Operating Officer, Ms. Marbert served as General Counsel of Interval from 1994 to 1999. Ms. Marbert joined Interval in 1984.

        William L. Harvey, age 54, has served as Chief Financial Officer of ILG since August 2008 and as Executive Vice President since June 2009. Prior to joining ILG in June 2008, Mr. Harvey served as the chief financial officer for TrialGraphix, Inc., a Miami-based litigation support firm from August 2006 through November 2007. Between June 2003 and July 2006, Mr. Harvey served as a Vice President at LNR Property Corporation, a Miami-based diversified real estate and finance company, managing various financial and accounting units. From September 1992 through February 2003, Mr. Harvey served as the Executive Vice President and Chief Financial Officer of Pan Am International Flight Academy, Inc., a private provider of flight training services. Mr. Harvey is a registered CPA who began his professional career at Deloitte & Touche and was a partner in their Miami office prior to September 1992. Mr. Harvey is a member of the Board of Directors of Summit Financial Services Group, Inc.

        Victoria J. Kincke, age 55, has served as Secretary of ILG since May 2008 and as Senior Vice President and General Counsel of ILG since August 2008 and has served as Senior Vice President and General Counsel of Interval since May 2005. Prior to this time, Ms. Kincke served as General Counsel of Interval from July 1999. Ms. Kincke joined Interval in 1997.

        John A. Galea, age 55, has served as Chief Accounting Officer of ILG since August 2008 and as Senior Vice President and Treasurer of ILG since June 2009. He has served as Chief Financial Officer for Interval since October 2006. Prior to this appointment, Mr. Galea served as Interval's Senior Vice President and Chief Accounting Officer from June 2004. Mr. Galea joined Interval in 2000 as its Vice President, Accounting and Corporate Controller.

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
List of documents filed as part of this Report:

(1)
Consolidated Financial Statements of ILG

      Report of Independent Registered Public Accounting Firm.

      Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008.

      Consolidated Balance Sheets as of December 31, 2010 and 2009.

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008.

      Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March     , 2011.

INTERVAL LEISURE GROUP, INC.
By:	/s/ CRAIG M. NASH Craig M. Nash Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG M. NASH Craig M. Nash	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2011
/s/ WILLIAM L. HARVEY William L. Harvey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2011
/s/ JOHN A. GALEA John A. Galea	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 8, 2011
/s/ GREGORY R. BLATT Gregory R. Blatt	Director	March 8, 2011
/s/ DAVID FLOWERS David Flowers	Director	March 8, 2011
/s/ GARY S. HOWARD Gary S. Howard	Director	March 8, 2011
/s/ LEWIS J. KORMAN Lewis J. Korman	Director	March 8, 2011

Signature	Title	Date

/s/ THOMAS J. KUHN Thomas J. Kuhn	Director	March 8, 2011
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Director	March 8, 2011
/s/ THOMAS P. MURPHY, JR. Thomas P. Murphy, Jr.	Director	March 8, 2011
/s/ AVY H. STEIN Avy H. Stein	Director	March 8, 2011

INDEX TO EXHIBITS

Exhibit		Description
3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.(1)
3.2		Second Amended and Restated By-laws of Interval Leisure Group, Inc.(1)
3.3		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(11)
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
4.4	*
Second Supplemental Indenture, dated as of December 6, 2010, among Interval Acquisition Corp., the Guarantors identified therein (including Interval Leisure Group, Inc.) and the Bank of New York Mellon, as Trustee
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
10.5		Employment Agreement between Interval Leisure Group, Inc. and Craig M. Nash, dated as of July 31, 2008†(2)
10.6		Employment Agreement between Interval Leisure Group, Inc. and Jeanette E. Marbert, dated as of July 31, 2008†(2)
10.7		Severance Agreement between Interval Acquisition Corp. and John A. Galea, dated as of July 31, 2008†(2)
10.8		Severance Agreement between Interval Acquisition Corp. and Marie A. Lee, dated as of September 1, 2007†(2)
10.9		Severance Agreement between Interval Acquisition Corp. and Victoria J. Kincke, dated as of July 31, 2008†(2)
10.10		Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan, as amended†(7)
10.11		Lease Agreement between Interval International, Inc., as Lessee, and Frank Guilford, Jr., effective November 1, 1999, as amended(2)

Exhibit		Description
10.12		Deferred Compensation Plan for Non-Employee Directors†(2)
10.13
Credit Agreement among Interval Acquisition Corp, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, The Lenders Party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, dated as of July 25, 2008(2)
10.15		Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, among IAC/InterActiveCorp, Interval Leisure Group, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC(1)
10.16		Registration Rights Agreement, dated as of August 20, 2008, among Interval Leisure Group, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC(1)
10.18		Employment Agreement between Interval Leisure Group, Inc. and William L. Harvey, dated as of August 25, 2008†(1)
10.19		Form of Restricted Stock Unit Agreement under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plans(5)
10.20		Form of Amendment to Employment Agreement between the Registrant and each of Craig M. Nash, Jeanette E. Marbert and William L. Harvey†(6)
10.21		Form of Terms and Conditions of Annual Vesting Restricted Stock Units under the Interval Leisure Group, Inc 2008 Stock and Annual Incentive Plan†(8)
10.22		Form of Terms and Conditions of Cliff Performance Restricted Stock Units under the Interval Leisure Group, Inc 2008 Stock and Annual Incentive Plan†(8)
10.23		Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Craig M. Nash†(10)
10.24		Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Jeanette E. Marbert†(10)
10.25		Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and William L. Harvey†(10)
10.26		Form of Terms and Conditions of Director Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan† (13)
10.27		Form of Terms and Conditions of Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan.†(14)
21.1	*	Subsidiaries of Interval Leisure Group, Inc.
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.3	*	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit		Description
32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.3	**	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

†
Reflects management contracts and management and director compensatory plans

*
Filed Herewith.

**
Furnished Herewith

(1)
Incorporated herein by reference to ILG's Current Report on Form 8-K filed on August 25, 2008.

(2)
Incorporated herein by reference to ILG's Registration Statement on Form S-1 (File No. 333-152699).

(3)
Incorporated by reference to Exhibit 10.1 to IAC/InterActiveCorp's Current Report on Form 8-K (SEC File No. 0-20570) dated May 16, 2008.

(4)
Incorporated by reference to Exhibit 10.1 to IAC/InterActiveCorp's (File No. 001-34148) Quarterly Report on Form 10-Q filed August 6, 2008.

(5)
Incorporated herein by reference to ILG's Quarterly Report on Form 10-Q filed on November 18, 2008.

(6)
Incorporated herein by reference to ILG's Current Report on Form 8-K filed on January 5, 2009.

(7)
Incorporated herein by reference to ILG's Annual Report on Form 10-K filed on March 30, 2009.

(8)
Incorporated herein by reference to ILG's Quarterly Report on Form 10-Q filed on May 14, 2009.

(9)
Incorporated herein by reference to ILG's Current Report on Form 8-K filed on June 11, 2009.

(10)
Incorporated herein by reference to ILG's Current Report on Form 8-K filed on June 19, 2009.

(11)
Incorporated herein by reference to ILG's Quarterly Report on Form 10-Q filed on August 11, 2009.

(12)
Incorporated herein by reference to ILG's Current Report on Form 8-K filed on September 27, 2010.

(13)
Incorporated herein by reference to ILG's Quarterly Report on Form 10-Q filed on August 6, 2010.

(14)
Incorporated herein by reference to ILG's Current Report on Form 8-K filed on March 8, 2011.

Schedule II

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges (Credits) to Earnings	Charges (Credits) to Other Accounts	Deductions(1)	Balance at End of Period
	(In thousands)
2010
Allowance for doubtful accounts	$431	$(105)	$1	$(114)	$213
Deferred tax valuation allowance	679	61	(61)	—	679
2009
Allowance for doubtful accounts	$301	$156	$16	$(42)	$431
Deferred tax valuation allowance	678	1	—	—	679
2008
Allowance for doubtful accounts	$352	$77	$(47)	$(81)	$301
Deferred tax valuation allowance	679	3	(4)	—	678

(1)
Write-off of uncollectible accounts receivable.