Form 10-Q
period 2011-03-31
Interval Leisure Group, Inc.
filed 2011-05-10
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 10, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
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

        As of May 5, 2011, 57,461,327 shares of the registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$116,983	$113,838
Cost of sales	37,523	34,181

Gross profit	79,460	79,657
Selling and marketing expense	13,832	13,531
General and administrative expense	24,315	22,290
Amortization expense of intangibles	6,813	6,575
Depreciation expense	3,290	2,448

Operating income	31,210	34,813
Other income (expense):
Interest income	121	78
Interest expense	(8,966)	(9,014)
Other expense, net	(1,160)	(734)

Total other expense, net	(10,005)	(9,670)

Earnings before income taxes and noncontrolling interest	21,205	25,143
Income tax provision	(8,007)	(9,730)

Net income	13,198	15,413
Net income attributable to noncontrolling interest	(3)	—

Net income attributable to common stockholders	$13,195	$15,413

Earnings per share attributable to common stockholders:
Basic	$0.23	$0.27
Diluted	$0.23	$0.27
Weighted average number of common stock outstanding:
Basic	57,188	56,627
Diluted	58,084	57,436

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$204,328	$180,502
Restricted cash and cash equivalents	4,034	4,118
Accounts receivable, net of allowance of $271 and $213, respectively	36,852	24,420
Deferred income taxes	19,580	19,865
Deferred membership costs	12,717	11,775
Prepaid income taxes	1,916	8,539
Prepaid expenses and other current assets	23,974	23,527

Total current assets	303,401	272,746
Property and equipment, net	50,567	50,900
Goodwill	488,027	488,027
Intangible assets, net	113,657	120,470
Deferred membership costs	15,630	16,108
Deferred income taxes	6,007	5,767
Other non-current assets	22,017	24,366

TOTAL ASSETS	$999,306	$978,384

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$12,577	$11,302
Deferred revenue	107,306	94,651
Interest payable	2,620	9,745
Accrued compensation and benefits	11,289	14,941
Member deposits	10,433	9,692
Accrued expenses and other current liabilities	42,225	38,787
Current portion of long-term debt	—	—

Total current liabilities	186,450	179,118
Long-term debt, net of current portion	353,186	357,576
Other long-term liabilities	10,983	11,697
Deferred revenue	126,838	124,928
Deferred income taxes	83,259	83,434

Total liabilities	760,716	756,753

Redeemable noncontrolling interest	422	419
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock, none issued and outstanding	—	—
Common stock $.01 par value; authorized 300,000,000 shares, 57,454,573 and 57,099,615 issued and outstanding shares, respectively	575	571
Additional paid-in capital	165,979	164,162
Retained earnings	81,755	68,560
Accumulated other comprehensive loss	(10,141)	(12,081)

Total stockholders' equity	238,168	221,212

TOTAL LIABILITIES AND EQUITY	$999,306	$978,384

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
		Common Stock
	Total Stockholders' Equity			Additional Paid-in Capital	Retained Earnings
		Amount	Shares
	(In thousands, except share data)
Balance as of December 31, 2010	$221,212	$571	57,099,615	$164,162	$68,560	$(12,081)
Comprehensive income:
Net income attributable to common stockholders	13,195	—	—	—	13,195	—
Foreign currency translation gains, net	1,940	—	—	—	—	1,940

Comprehensive income	15,135
Non-cash compensation expense	3,046	—	—	3,046	—	—
Issuance of common stock upon exercise of stock options	225	—	29,638	225	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(2,316)	4	325,320	(2,320)	—	—
Change in excess tax benefits from stock-based awards	975	—	—	975	—	—
Deferred stock compensation expense	(109)	—	—	(109)	—	—

Balance as of March 31, 2011	$238,168	$575	57,454,573	$165,979	$81,755	$(10,141)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$13,198	$15,413
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	6,813	6,575
Amortization of debt issuance costs	472	666
Depreciation expense	3,290	2,448
Accretion of original issue discount	610	550
Non-cash compensation expense	3,046	2,494
Deferred income taxes	108	448
Excess tax benefits from stock-based awards	(1,218)	(921)
Changes in operating assets and liabilities:
Accounts receivable	(12,228)	(13,319)
Prepaid expenses and other current assets	(235)	(676)
Accounts payable and other current liabilities	(6,335)	(4,883)
Prepaid income taxes and income taxes payable	7,363	7,954
Deferred revenue	13,024	13,662
Other, net	1,506	2,125

Net cash provided by operating activities	29,414	32,536

Cash flows from investing activities:
Changes in restricted cash	—	204
Capital expenditures	(2,910)	(3,616)

Net cash used in investing activities	(2,910)	(3,412)

Cash flows from financing activities:
Principal payments on term loan	(5,000)	(10,000)
Proceeds from the exercise of stock options	218	173
Proceeds from the exercise of warrants	—	249
Vesting of restricted stock units, net of withholding taxes	(2,253)	(1,723)
Excess tax benefits from stock-based awards	1,218	921

Net cash used in financing activities	(5,817)	(10,380)

Effect of exchange rate changes on cash and cash equivalents	3,139	(1,673)

Net increase in cash and cash equivalents	23,826	17,071
Cash and cash equivalents at beginning of period	180,502	160,014

Cash and cash equivalents at end of period	$204,328	$177,085

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$14,823	$15,116
Income taxes, net of refunds	$536	$1,328

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Company Overview

        Interval Leisure Group, Inc., or ILG, is a leading global provider of membership and leisure services to the vacation industry. ILG consists of two operating segments. Membership and Exchange, our principal business segment, offers travel and leisure related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. Management and Rental, our other business segment, provides hotel, condominium resort, timeshare resort and homeowners association management, and vacation rental services to both vacationers and vacation property owners.

        The Membership and Exchange segment consists of Interval International Inc.'s businesses, referred to as Interval, and Trading Places International's, or TPI's, membership and exchange related line of business. The Management and Rental segment consists of Aston Hotels & Resorts, LLC and Maui Condo and Home, LLC, referred to as Aston, and TPI's management and rental related line of business. TPI offers exchange and leisure services to vacation owners, including management services to 20 resorts located throughout the mainland United States, Hawaii, and Mexico.

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of ILG's management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in ILG's Annual Report on Form 10-K for the year ended December 31, 2010.

Restatement of Prior Financial Statements

        While implementing the accounting for certain new costs associated with our Interval Platinum membership product following the launch in March 2011, we discovered errors in our accounting for certain deferred membership costs. These errors primarily related to the period of time over which certain deferred membership costs were amortized into our consolidated statements of income. The impact of these prior period misstatements to our consolidated financial statements resulted in the understatement of cost of sales and sales and marketing expense with a corresponding overstatement of deferred membership costs over multiple fiscal years through December 31, 2010.

        In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual prior period presented is required to reflect the correction of the period-specific effects of the error, if material. Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified misstatements are immaterial to ILG's individual prior period consolidated financial statements, however, the cumulative correction of the prior period errors would be material to our current year consolidated financial statements. Consequently, we have restated the accompanying

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

consolidated balance sheet as of December 31, 2010 and the opening December 31, 2010 balances presented in our consolidated statement of stockholders' equity as of March 31, 2011, appearing herein, from amounts previously reported to correct the prior period misstatements by the write-off of the related deferred membership costs with a corresponding reduction to retained earnings.

        The impact of these misstatements to our 2010 annual and interim consolidated statements of income and cash flows is inconsequential for restatement and, accordingly, such amounts have not been restated and have instead been corrected in the three months ended March 31, 2011. Additionally, the impact of these misstatements is inconsequential to our 2009 statement of cash flows as the impact to individual line items within operating activities is not material and there was no impact to net cash provided by (used in) operating, investing or financing activities. However, we will restate the 2009 statement of cash flows as it appears in our 2011 Annual Report on Form 10-K to reflect changes to individual line items within operating activities.

        The tables below summarize the effect of the restatement of previously reported consolidated financial statements for the periods that will be presented in our 2011 Annual Report on Form 10-K (in thousands, except per share data).

	As of December 31, 2010
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Deferred income taxes (current)	$19,219	$646	$19,865
Deferred income taxes (non-current)	5,487	280	5,767
Deferred membership costs (current)	13,874	(2,099)	11,775
Deferred membership costs (non-current)	19,599	(3,491)	16,108
Total assets	983,048	(4,664)	978,384
Deferred income taxes (non-current)	84,575	(1,141)	83,434
Retained earnings	72,205	(3,645)	68,560
Accumulated other comprehensive income (loss)	(12,203)	122	(12,081)
Total stockholders' equity	224,735	(3,523)	221,212
Total liabilities and equity	983,048	(4,664)	978,384

	Year Ended December 31, 2009
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Income
Cost of sales	$127,406	$507	$127,913
Gross profit	277,580	(507)	277,073
Sales and marketing expense	52,029	122	52,151
Earnings before income taxes and noncontrolling interest	64,267	(629)	63,638
Income tax benefit (provision)	(26,058)	240	(25,818)
Net income attributable to common stockholders	38,213	(389)	37,824
Earnings per share attributable to common stockholders:
Basic	0.68	(0.01)	0.67
Diluted	0.67	(0.01)	0.66

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

        The cumulative after-tax effect of the prior period misstatements of approximately $3.6 million (net of tax of $2.1 million) was recorded as a reduction to retained earnings in our accompanying consolidated balance sheet as of December 31, 2010 and the opening December 31, 2010 balances presented in our consolidated statement of stockholders' equity as of March 31, 2011. The cumulative after-tax effect of the prior period misstatements of approximately $3.2 million (net of tax of $1.9 million) will be presented in our 2011 Annual Report on Form 10-K as a reduction to retained earnings as of January 1, 2009. In accordance with ASC 740, "Income Taxes" ("ASC 740"), the tax effect of these adjustments were recorded directly to retained earnings and to the related deferred income tax accounts for deferred membership costs.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2010 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the three months ended March 31, 2011.

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

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units ("RSUs") using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 1.2 million stock options and RSUs for the three months ended March 31, 2011 and 1.4 million stock options and RSUs for the three months ended March 31, 2010, as the effect of their inclusion would have been antidilutive to earnings per share.

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Basic weighted average shares of common stock outstanding	57,188	56,627
Net effect of common stock equivalents assumed to be vested related to RSUs	858	749
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	38	60

Diluted weighted average shares of common stock outstanding	58,084	57,436

Recent Accounting Pronouncements

        With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

        In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2011-02, "A Creditor's Determination of Whether Restructuring Is a Troubled Debt Restructuring," ("ASU 2011-02"). ASU 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. Specifically, creditors will be required to consider whether the debtor is experiencing financial difficulties or whether the creditor has granted a concession. This guidance will be effective for us on September 1, 2011, the first interim period beginning on or after June 15, 2011. We will be required to apply this ASU retrospectively for all modifications and restructuring activities that have occurred from January 1, 2011. We are currently assessing the future impact of this new accounting update to our consolidated financial statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adopted Accounting Pronouncements

        In December 2010, the FASB issued ASU 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations" ("ASU 2010-29"). ASU 2010-29 requires public entities that present comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We adopted this guidance as of January 1, 2011. The adoption did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In July 2010, the FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" ("ASU 2010-20"). ASU 2010-20 requires enhanced disclosures about the credit quality of financing receivables and the allowance for credit losses. These enhanced disclosures include, but are not limited to, a greater level of disaggregated and qualitative information about the credit quality of their financing receivables and their allowances for credit losses. As of December 31, 2010, we adopted the required disclosures, which was effective for interim and annual reporting periods ending on or after December 15, 2010. As of January 1, 2011, we adopted the required disclosures about activity that occurs during a reporting period, which is effective for interim and annual reporting periods beginning on or after December 15, 2010. The full adoption of ASU 2010-20 as of January 1, 2011 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements," (amendments to ASC Topic 820, "Fair Value Measurements and Disclosures") which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. As of January 1, 2010, we adopted the requisite disclosures regarding significant transfers between Level 1 and 2 fair value measurements, which was effective for annual reporting periods beginning after December 15, 2009. As of January 1, 2011, we adopted the required Level 3 reconciliation disclosures which were effective for annual periods beginning after December 15, 2010. The full adoption of ASU 2010-06 as of January 1, 2011 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements," (amendments to ASC Topic 605, "Revenue Recognition") ("ASU 2009-13"). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance included under ASC 605-25. The revised

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

guidance modifies the criteria for recognizing revenue in multiple element arrangements and expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We prospectively adopted this guidance as of January 1, 2011. The adoption did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures and is not expected to have a material effect in future periods based on multiple-element arrangements in effect at adoption. Additionally, as of January 1, 2011, the prospective adoption of this guidance did not result in any change in the units of accounting, the allocation of consideration to those units of accounting, or the pattern and timing of revenue recognition of our current multiple-element arrangements.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        Pursuant to FASB guidance as codified within ASC 350, "Intangibles—Goodwill and Other," goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. ILG considers our Membership and Exchange and Management and Rental segments to be individual reporting units which are also individual operating segments of ILG. ILG tests goodwill and other indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded.

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

        From the date of our last impairment test, October 1, 2010, through March 31, 2011, we did not identify any triggering events that would more likely than not reduce the fair value of either of our reporting units below its carrying value which would have required an interim impairment test.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The balance of goodwill and other intangible assets, net is as follows (in thousands):

	March 31, 2011	December 31, 2010
Goodwill	$488,027	$488,027
Other intangible assets with indefinite lives	37,616	37,616
Intangible assets with definite lives, net	76,041	82,854

Total goodwill and other intangible assets, net	$601,684	$608,497

        There were no changes in the carrying amount of goodwill for the three months ended March 31, 2011. Goodwill related to the Membership and Exchange and Management and Rental segments (each a reporting unit) was $480.6 million and $7.4 million, respectively, as of March 31, 2011 and December 31, 2010.

Other Intangible Assets

        Intangible assets with indefinite lives relate principally to tradenames and trademarks. At March 31, 2011, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(110,355)	$19,145
Purchase agreements	75,879	(62,793)	13,086
Resort management contracts	48,166	(12,677)	35,489
Technology	24,726	(24,641)	85
Other	17,427	(9,191)	8,236

Total	$295,698	$(219,657)	$76,041

        At December 31, 2010, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(107,116)	$22,384
Purchase agreements	75,879	(60,835)	15,044
Resort management contracts	48,166	(11,738)	36,428
Technology	24,726	(24,633)	93
Other	17,427	(8,522)	8,905

Total	$295,698	$(212,844)	$82,854

        Amortization of intangible assets with definite lives is computed primarily on a straight-line basis. Total amortization expense for intangible assets with definite lives was $6.8 million and $6.6 million for

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

the three months ended March 31, 2011 and 2010, respectively. Based on December 31, 2010 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2011	$27,184
2012	20,828
2013	5,447
2014	5,291
2015	5,183
2016 and thereafter	18,921

$82,854

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	March 31, 2011	December 31, 2010
Computer equipment	$19,014	$18,189
Capitalized software	69,166	67,054
Buildings and leasehold improvements	21,307	21,222
Furniture and other equipment	11,213	11,088
Projects in progress	1,067	1,128

	121,767	118,681
Less: accumulated depreciation and amortization	(71,200)	(67,781)

Total property and equipment, net	$50,567	$50,900

NOTE 5—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	March 31, 2011	December 31, 2010
9.5% Interval Senior Notes, net of unamortized discount of $17,814 and $18,424, respectively	$282,186	$281,576
Term loan (interest rate of 2.75% at March 31, 2011 and 2.76% at December 31, 2010)	71,000	76,000
Revolving credit facility	—	—

Total debt	353,186	357,576
Less: current maturities	—	—

Total long-term debt, net of current maturities	$353,186	$357,576

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

9.5% Interval Senior Notes

        In connection with the spin-off of ILG from IAC/InterActiveCorp ("IAC"), on July 17, 2008, Interval Acquisition Corp., a subsidiary of ILG, ("Issuer") agreed to issue $300.0 million of aggregate principal amount of 9.5% Senior Notes due 2016 ("Interval Senior Notes") to IAC, and IAC agreed to exchange such Interval Senior Notes for certain of IAC's 7% senior unsecured notes due 2013 pursuant to a notes exchange and consent agreement. The issuance occurred on August 19, 2008 with original issue discount of $23.5 million, based on the difference between the interest rate on the notes and the effective interest rate that would have been payable on the notes if issued in a market transaction based on market conditions existing on July 17, 2008, the date of pricing, estimated to be 11%. The exchange occurred on August 20, 2008. Interest on the Interval Senior Notes is payable semi-annually in cash in arrears on September 1 and March 1 of each year. The Interval Senior Notes are guaranteed by all entities that are domestic subsidiaries of the Issuer and by ILG. The Interval Senior Notes are redeemable by the Issuer in whole or in part, on or after September 1, 2012, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, in the event of a change of control (as defined in the indenture), the Issuer is obligated to make an offer to all holders to purchase the Interval Senior Notes at a price equal to 101% of the face amount. The change of control put option is a derivative that, upon adoption of ASU 2010-08, is not required to be bifurcated from the host instrument. Prior to the adoption of ASU 2010-08, this derivative was not bifurcated as the value of the derivative was not material to our financial position and results of operations. Subject to specified exceptions, the Issuer is required to make an offer to purchase Interval Senior Notes at a price equal to 100% of the face amount, in the event the Issuer or its restricted subsidiaries complete one or more asset sales and more than $25.0 million of the aggregate net proceeds are not invested (or committed to be invested) in the business or used to repay senior debt within one year after receipt of such proceeds. The original issue discount is being amortized to "Interest expense" using the effective interest method through maturity.

Senior Secured Credit Facility

        In connection with the spin-off of ILG, on July 25, 2008, the Issuer entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan (the "Term Loan"), of which $71.0 million is outstanding at March 31, 2011, and a $50.0 million revolving credit facility.

        As of March 31, 2011, the remaining principal amount of the Term Loan is payable quarterly through July 25, 2013 ($4.3 million quarterly for fiscal year 2012, excluding the first quarter 2012 which has been voluntarily pre-paid, and approximately $19.3 million quarterly thereafter). During 2010, we paid $40.0 million of principal payments on the Term Loan, which included voluntary prepayments of scheduled principal payments through December 31, 2011 and $18.3 million applied pro rata to the remaining scheduled principal payments. During the first quarter 2011, we paid $5.0 million of principal payments on the term loan which included a voluntary prepayment of the March 31, 2012 scheduled principal payment and $0.6 million which was applied pro rata to the remaining scheduled principal payments. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rates per annum applicable to loans under the senior secured credit facility are, at the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

Issuer's option, equal to either a base rate or a LIBOR rate plus an applicable margin, which varies with the total leverage ratio of the Issuer. As of March 31, 2011, the applicable margin was 2.50% per annum for LIBOR term loans, 2.00% per annum for LIBOR revolving loans, 1.50% per annum for base rate term loans and 1.00% per annum for base rate revolving loans. The revolving credit facility has a facility fee of 0.50%

        We have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $20,000 at March 31, 2011, leaving $50.0 million of borrowing capacity at March 31, 2011. There have been no borrowings under the revolving credit facility through March 31, 2011.

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

Restrictions and Covenants

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the credit agreement (3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (3.00 from January 1, 2010 and thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of March 31, 2011, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.48 and 4.53, respectively.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

Debt Issuance Costs

        At March 31, 2011 and December 31, 2010, total unamortized debt issue costs were $6.8 million, net of $6.6 million of accumulated amortization and $7.3 million, net of $6.2 million of accumulated amortization, respectively, which was included in "Other non-current assets." Debt issuance costs are amortized to "Interest expense" through maturity of the related debt using the effective interest method.

NOTE 6—FAIR VALUE MEASUREMENTS

        In accordance with ASC Topic 820, "Fair Value Measurements and Disclosures," ("ASC 820") the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

  Level 1—Observable inputs that reflect quoted prices in active markets

  Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable

  Level 3—Unobservable inputs in which little or no market data exists, therefore requiring the company to develop its own assumptions

        As part of the acquisition of TPI in November 2010, we may be obligated to pay contingent consideration in an amount ranging from zero up to a total of $5.0 million to TPI's former owners during the three year period subsequent to the acquisition should TPI meet certain earnings targets. We calculated the fair value of the contingent consideration as of November 30, 2010, the acquisition date, to be $2.7 million using a probability-weighted income approach and based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Other than the accretion of interest of approximately $30,000 on the discounted fair value of the contingent consideration, there have been no subsequent changes in the fair value of this contingent consideration of which $0.9 million is included in other short-term liabilities and $1.9 million is included in other long-term liabilities in our consolidated balance sheet as of March 31, 2011. Changes in the fair value of the contingent consideration resulting from events after the acquisition date will be recognized in earnings in our consolidated statements of income, and may result from changes in discount periods and rates and changes in the timing and amount of financial estimates.

        As of March 31, 2011, there have been no transfers of inputs used in measuring fair value between the three-tier fair value hierarchy since December 31, 2010.

Fair Value of Financial Instruments

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

instruments during the three months ended March 31, 2011. Our financial instruments include guarantees, letters of credit and surety bonds. These commitments are in place to facilitate our commercial operations.

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$204,328	$204,328	$180,502	$180,502
Restricted cash and cash equivalents	4,034	4,034	4,118	4,118
Total debt	(353,186)	(398,000)	(357,576)	(403,000)
Guarantees, surety bonds and letters of credit	N/A	(20,085)	N/A	(21,238)

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

        Borrowings under our Interval Senior Notes and term loan are carried at historical cost and adjusted for amortization of the discount on our Interval Senior Notes and principal payments. The fair value of these borrowings was estimated using quoted prices for our Interval Senior Notes as of March 31, 2011 and December 31, 2010 and inputs other than quoted prices that are observable for the term loan as of March 31, 2011 and December 31, 2010, either directly or indirectly, which are intrinsic to the terms of the related agreement, such as interest rates and credit risk. Due to the infrequency at which trades occur on our Interval Senior Notes, the quoted prices used to arrive at the fair value of our Interval Senior Notes are from an inactive market and thus represent a Level 2 input pursuant to ASC 820.

        The guarantees, surety bonds, and letters of credit represent liabilities that are carried on our balance sheet only when a future related contingent event becomes probable and reasonably estimable.

NOTE 7—STOCKHOLDERS' EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At March 31, 2011, there were 57.5 million shares of ILG common stock issued and outstanding.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of March 31, 2011. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

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

MARCH 31, 2011

(Unaudited)

NOTE 7—STOCKHOLDERS' EQUITY (Continued)

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

NOTE 8—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to IRS restrictions. On March 1, 2011, we reinstated the matching contributions under the 401(k) plan which had been suspended since March 1, 2009. Matching contributions for the ILG plan were approximately $0.2 million for the three months ended March 31, 2011. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 23,819 share units were outstanding at March 31, 2011. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

NOTE 9—STOCK-BASED COMPENSATION

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. All outstanding award agreements provide for settlement, upon vesting, in stock for U.S. employees. For non-U.S. employees, all grants issued prior to the spin-off provide for settlement upon vesting in cash, while grants since the spin-off provide for settlement upon vesting in stock. Each RSU is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Certain RSUs, in addition, are subject to attaining specific performance criteria. ILG recognizes non-cash compensation expense for all RSUs held by ILG's employees (including RSUs for stock of IAC or the other spun-off companies held by ILG employees) for which vesting is considered probable. For RSUs to be settled in stock, the accounting charge is measured at the grant date as the fair value of ILG common stock and expensed on a straight-line basis as non-cash compensation over the vesting term. The expense associated with

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

RSU awards (including RSUs for stock of IAC or the other spun-off companies) to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock, as compensation expense within general and administrative expense.

        On August 20, 2008, ILG established the ILG 2008 Stock and Annual Incentive Plan (the "2008 Incentive Plan") which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares of common stock were issued. At the time of the spin-off, an additional 5.0 million shares of common stock were reserved for issuance under the 2008 Incentive Plan. As of March 31, 2011, ILG has 2.1 million remaining shares available for future issuance under this plan.

        On March 2, 2011 and 2010, the Compensation Committee granted approximately 378,000 and 460,000 RSUs, respectively, vesting over three to four years, to certain officers and employees of ILG and its subsidiaries. Of these RSUs granted in 2011 and 2010, approximately 50,000 and 64,000, respectively, vest in three years and are subject to performance criteria that could result between 0% and 200% of these awards being earned based on EBITDA targets.

        Non-cash compensation expense related to RSUs for the three months ended March 31, 2011 and 2010 was $3.0 million and $2.5 million, respectively. At March 31, 2011, there was approximately $21.4 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 1.9 years.

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

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of sales	$161	$110
Selling and marketing expense	240	145
General and administrative expense	2,645	2,239

Non-cash compensation expense	$3,046	$2,494

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes RSU activity during the three months ended March 31, 2011:

	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	2,510	$12.04
Granted	378	16.63
Vested	(482)	11.90

Non-vested RSUs at March 31	2,406	$12.79

        In connection with the acquisition of Aston by ILG in 2007, a member of Aston's management was granted non-voting restricted common equity in Aston. This award was granted on May 31, 2007 and was initially measured at fair value, which is being amortized over the vesting period. This award vests ratably over four and a half years, or earlier based upon the occurrence of certain prescribed events. These shares are subject to a put right by the holder and a call right by ILG, which are not exercisable until the first quarter of 2013 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of Aston. The initial value of the preferred interest was equal to the acquisition price of Aston. The preferred interest accretes at a 10% annual rate. Upon exercise of the put or call, the consideration payable can be denominated in ILG shares, cash or a combination thereof at ILG's option. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price. The unrecognized compensation cost related to this equity award was $0.1 million at March 31, 2011 and December 31, 2010.

NOTE 10—INCOME TAXES

        ILG calculates its interim income tax provision in accordance with ASC 740. At the end of each interim period, ILG makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of a change in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or ILG's tax environment

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

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

        For the three months ended March 31, 2011, ILG recorded an income tax provision for continuing operations of $8.0 million, which represents an effective tax rate of 37.8%. This tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended March 31, 2011, the effective tax rate decreased due to other income tax items, which includes the decrease in unrecognized tax benefits associated with the expiration of the statute of limitations related to foreign taxes.

        For the three months ended March 31, 2010, ILG recorded an income tax provision for continuing operations of $9.7 million, which represents an effective tax rate of 38.7%. This tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

        As of March 31, 2011 and December 31, 2010, ILG had unrecognized tax benefits of $0.9 million and $1.0 million, respectively. During the three months ended March 31, 2011, the unrecognized tax benefits decreased by approximately $0.1 million as a result of the expiration of the statute of limitations related to foreign taxes. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2011, interest and penalties decreased by approximately $0.1 million as a result of the expiration of the statute of limitations related to foreign taxes. There were no material accruals for interest or penalties for the three months ended March 31, 2011. As of March 31, 2011, ILG had accrued $0.8 million for interest and penalties.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

        The Internal Revenue Service ("IRS") has completed its review of IAC's consolidated tax returns for the years ended December 31, 2001 through 2003, which includes our operations from September 24, 2002, our date of acquisition by IAC, and the proposed settlement, has been submitted to the Joint Committee of Taxation for approval. The IRS is currently examining IAC's consolidated tax returns for the years ended December 31, 2004 through 2006, which also includes our operations. The statute of limitations for the years 2001 through 2006 has currently been extended to December 31, 2012. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with December 31, 2003. The IRS is also currently examining ILG's Federal consolidated tax return for the short period following the spin-off and ended December 31, 2008. This examination is expected to be completed prior to the expiration of the statute of limitations in 2012. Additionally, subsequent to March 31, 2011, ILG received a notice from the State of Florida that the consolidated state tax return for the short period following the spin-off and ended December 31, 2008 as well as for the tax year ended December 31, 2009, will be examined.

        During 2010, the U.K. Finance Act of 2010 was enacted, which reduced the U.K. corporate income tax rate from 28% to 27%, effective April 1, 2011. The impact of the U.K. rate reduction, which was not significant to ILG's effective tax rate was reflected in the reporting period when the law was enacted. It reduced our U.K. net deferred tax asset and increased income tax expense. The change in the corporate tax rate initially negatively impacted income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreases; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

Tax Sharing Agreement

        In connection with the spin-off, we entered into a Tax Sharing Agreement with members of the IAC group that were spun-off. As of September 21, 2010, various restrictions under the Tax Sharing Agreement lapsed.

NOTE 11—SEGMENT INFORMATION

        The overall concept that ILG employs in determining its operating segments and related financial information is to present them in a manner consistent with how the chief operating decision maker views the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. ILG consists of two operating segments which are also reportable segments. Membership and Exchange, our principal business segment, offers travel and leisure related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. Management and Rental, our other business segment, provides hotel, condominium resort, timeshare resort and homeowners association management, and vacation rental services to both vacationers and vacation property owners.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Membership and Exchange
Revenue	$96,428	$97,541
Cost of sales	22,646	21,504

Gross profit	73,782	76,037
Selling and marketing expense	12,970	12,722
General and administrative expense	22,167	21,102
Amortization expense of intangibles	5,424	5,257
Depreciation expense	3,027	2,260

Segment operating income	$30,194	$34,696

Management and Rental
Management fee revenue	$8,927	$5,984
Pass-through revenue	11,628	10,313

Total revenue	20,555	16,297
Cost of sales	14,877	12,677

Gross profit	5,678	3,620
Selling and marketing expense	862	809
General and administrative expense	2,148	1,188
Amortization expense of intangibles	1,389	1,318
Depreciation expense	263	188

Segment operating income	$1,016	$117

Consolidated
Revenue	$116,983	$113,838
Cost of sales	37,523	34,181

Gross profit	79,460	79,657
Direct segment operating expenses	48,250	44,844

Operating income	$31,210	$34,813

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

        ILG maintains operations in the United States and other international territories, primarily the United Kingdom. Geographic information on revenue, which is based on sourcing, and long-lived assets, which are based on physical location, is presented below (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue:
United States	$98,879	$95,736
All other countries	18,104	18,102

Total	$116,983	$113,838

	March 31, 2011	December 31, 2010
Long-lived assets (excluding goodwill and other intangible assets):
United States	$49,355	$49,663
All other countries	1,212	1,237

Total	$50,567	$50,900

NOTE 12—COMPREHENSIVE INCOME

        Comprehensive income is comprised of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income attributable to common stockholders	$13,195	$15,413
Foreign currency translation	1,940	(306)

Comprehensive income	$15,135	$15,107

        Accumulated other comprehensive income (loss) is solely related to foreign currency translation. Only the accumulated other comprehensive income (loss) exchange rate adjustment related to Venezuela is tax effected, as required by FASB guidance codified in ASC Topic 740, since the earnings in Venezuela are not indefinitely reinvested in that jurisdiction.

NOTE 13—COMMITMENTS AND CONTINGENCIES

        In the ordinary course of business, ILG is a party to various legal proceedings. ILG establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. ILG does not establish reserves for identified legal matters when ILG believes that the likelihood of an unfavorable outcome is not probable. Although

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

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

        ILG has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events. At March 31, 2011, guarantees, surety bonds and letters of credit totaled $20.1 million, with the highest annual amount of $8.4 million occurring in year one. Guarantees represent $17.4 million of this total and primarily relate to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities of Aston, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of March 31, 2011, amounts are not expected to be significant, individually or in the aggregate.

        The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of March 31, 2011, amounts pending reimbursements are not significant.

European Union Value Added Tax Matter

        In 2009, the European Court of Justice issued a judgment related to Value Added Tax ("VAT") in Europe against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and altered the manner in which the Membership and Exchange segment accounts for VAT on its revenues as well as to which EU country VAT is owed. As of March 31, 2011 and December 31, 2010, ILG had accrued $6.1 million and $5.4 million, respectively, related to this matter. The change in accrual primarily relates to the effect of foreign currency remeasurements. Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $6.1 million up to approximately $9.6 million based on quarter-end exchange rates. ILG believes that the $6.1 million accrual at March 31, 2011 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION

        The Interval Senior Notes are guaranteed by ILG and the domestic subsidiaries of the Issuer. These guarantees are full and unconditional and joint and several.

        The following tables present condensed consolidating financial information as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 for ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined guarantor subsidiaries of ILG (collectively, the "Guarantor Subsidiaries"), the combined non-guarantor subsidiaries of ILG (collectively, the "Non-Guarantor Subsidiaries") and ILG on a consolidated basis (in thousands).

Balance Sheet as of March 31, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$585	$40	$208,008	$94,768	$—	$303,401
Property and equipment, net	710	—	48,645	1,212	—	50,567
Goodwill and intangible assets, net	—	300,639	301,045	—	—	601,684
Investment in subsidiaries	234,164	881,007	51,853	—	(1,167,024)	—
Other assets	—	3,966	31,158	8,530	—	43,654

Total assets	$235,459	$1,185,652	$640,709	$104,510	$(1,167,024)	$999,306

Current liabilities	$618	$2,620	$150,134	$33,078	$—	$186,450
Other liabilities	—	351,503	205,605	17,158	—	574,266
Intercompany liabilities (receivables) / equity	(3,327)	597,365	(596,459)	2,421	—	—
Redeemable noncontrolling interest	—	—	422	—	—	422
Stockholders' equity	238,168	234,164	881,007	51,853	(1,167,024)	238,168

Total liabilities and equity	$235,459	$1,185,652	$640,709	$104,510	$(1,167,024)	$999,306

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Balance Sheet as of December 31, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$321	$59	$187,817	$84,549	$—	$272,746
Property and equipment, net	740	—	48,923	1,237	—	50,900
Goodwill and intangible assets, net	—	305,878	302,619	—	—	608,497
Investment in subsidiaries	216,310	832,671	46,987	—	(1,095,968)	—
Other assets	—	4,435	33,404	8,402	—	46,241

Total assets	$217,371	$1,143,043	$619,750	$94,188	$(1,095,968)	$978,384

Current liabilities	$365	$9,745	$141,807	$27,201	$—	$179,118
Other liabilities	—	355,893	204,973	16,769	—	577,635
Intercompany liabilities (receivables) / equity	(4,206)	561,095	(560,120)	3,231	—	—
Redeemable noncontrolling interest			419			419
Stockholders' equity	221,212	216,310	832,671	46,987	(1,095,968)	221,212

Total liabilities and equity	$217,371	$1,143,043	$619,750	$94,188	$(1,095,968)	$978,384

Statement of Income for the Three Months Ended March 31, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$103,614	$13,369	$—	$116,983
Operating expenses	(736)	(5,240)	(70,255)	(9,542)	—	(85,773)
Interest income (expense), net	—	(8,815)	8	(38)	—	(8,845)
Other income (loss)	13,647	22,280	1,525	(885)	(37,727)	(1,160)
Income tax benefit (provision)	284	5,422	(12,609)	(1,104)	—	(8,007)

Net income	13,195	13,647	22,283	1,800	(37,727)	13,198
Net loss attributable to noncontrolling interest	—	—	(3)	—	—	(3)

Net income attributable to common stockholders	$13,195	$13,647	$22,280	$1,800	$(37,727)	$13,195

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Three Months Ended March 31, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$100,152	$13,686	$—	$113,838
Operating expenses	(656)	(5,240)	(63,739)	(9,390)	—	(79,025)
Interest income (expense), net	—	(9,206)	217	53	—	(8,936)
Other income (expense), net	15,816	24,689	2,264	(783)	(42,720)	(734)
Income tax benefit (provision)	253	5,573	(14,205)	(1,351)	—	(9,730)

Net income	15,413	15,816	24,689	2,215	(42,720)	15,413
Net income attributable to noncontrolling interest	—	—	—	—	—	—

Net income attributable to common stockholders	$15,413	$15,816	$24,689	$2,215	$(42,720)	$15,413

Statement of Cash Flows for the Three Months Ended March 31, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(1,648)	$(9,442)	$37,134	$3,370	$29,414
Cash flows provided by (used in) investing activities	2,683	14,224	(18,972)	(845)	(2,910)
Cash flows used in financing activities	(1,035)	(4,782)	—	—	(5,817)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3,139	3,139
Cash and cash equivalents at beginning of period	—	—	101,339	79,163	180,502

Cash and cash equivalents at end of period	$—	$—	$119,501	$84,827	$204,328

Statement of Cash Flows for the Three Months Ended March 31, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(9,501)	$(931)	$38,858	$4,110	$32,536
Cash flows provided by (used in) investing activities	19,328	352	(23,605)	513	(3,412)
Cash flows provided by (used in) financing activities	(9,827)	579	(1,132)	—	(10,380)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,673)	(1,673)
Cash and cash equivalents at beginning of period	—	—	92,265	67,749	160,014

Cash and cash equivalents at end of period	$—	$—	$106,386	$70,699	$177,085

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

        This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "intends," "plans" and "believes," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" among others, generally identify forward-looking statements. These forward- looking statements include, among others, statements relating to: our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward-looking statements included in this quarterly report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for, or insolvency or consolidation of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns, such as pandemics; changes in our senior management; regulatory changes; our ability to compete effectively and successfully add new products and services; the effects of our significant indebtedness and our compliance with the terms thereof; adverse events or trends in key vacation destinations; business interruptions in connection with the rearchitecture of our technology systems; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

 GENERAL

Management Overview

General Description of our Business

        Interval Leisure Group, Inc., or ILG, is a leading global provider of membership and leisure services to the vacation industry. We operate in two business segments: Membership and Exchange and Management and Rental. Our principal business segment, Membership and Exchange, offers travel and leisure related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. Management and Rental, our other business segment, provides hotel, resort and homeowners association management and vacation rental services to both vacationers and vacation property owners.

Membership and Exchange Services

        Interval, the principal business comprising our Membership and Exchange segment, has been a leader in the membership and exchange services industry since its founding in 1976. As of March 31, 2011, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

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

Management and Rental Services

        We also provide management and rental services to hotels as well as condominium and timeshare resorts and their homeowners associations through Aston and TPI. Such vacation properties and hotels are not owned by us. Aston is based in Hawaii and concentrates largely on hotel and condominium resort management primarily in Hawaii, as well as vacation property rental and related services (including common area and owner association management services for condominium projects). TPI provides vacation rentals and timeshare resort and homeowners association management services in the United States and Mexico.

        As of March 31, 2011, the businesses that comprise our Management and Rental segment provided management and rental services to over 45 vacation properties and hotels, mostly in Hawaii, as well as more limited management services to certain additional properties.

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

International Operations

        International revenue remained flat in the three months ended March 31, 2011 compared to the same period in 2010. As a percentage of our total revenue, international revenue decreased to 15.5% in the first quarter of 2011, from 15.9% in the first quarter of 2010.

Other Factors Affecting Results

Membership and Exchange

        The reduction in sales and marketing expenditures by resort developers spurred by the lack of receivables financing has resulted in a decrease in the flow of new members to our exchange networks. During 2010, access to credit markets returned for securitization transactions available to certain large developers and activity by regional banks working with independent developers has increased slightly. Financing standards for consumers remain higher than those required several years ago and developers are continuing to modify their business models to reduce reliance on receivables financing. As developers with greater debt loads continue to work with their lenders, we anticipate additional bankruptcies, reorganizations and consolidation within the industry.

        In addition, our first quarter 2011 results were negatively affected by a shift in the mix and availability of exchange and Getaway inventory and changes in travel patterns. The dynamics of the changing travel patterns and inventory availability, along with fewer absolute members, has resulted thus far in an increase in purchased space for Getaways and softness in bookings. We launched a new proprietary membership platform during the latter half of the fourth quarter 2010. While we have experienced higher handle times and additional support calls since the launch, these operational effects have been moderating as our agents and members become accustomed to using this platform.

Management and Rental

        Our Management and Rental segment is susceptible to variations in economic conditions, particularly in its predominant geographic market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii have increased 8.7% for the first quarter 2011. This is consistent with Aston's managed properties in Hawaii experiencing increases in occupancy, partly related to a decrease in available room nights, leading to an overall increase of 27.3% in revenue per available room ("RevPAR") in Hawaii in 2011 compared to 2010. As of the latest forecast (February 2011), the Hawaii State Department of Business, Economic Development & Tourism, forecasts increases of 4.0% in visitors to Hawaii and 9.2% in visitor expenditures in 2011 over 2010.

Outlook

        In 2011, we anticipate the vacation ownership industry will remain in a period of transition that may result in the bankruptcy, restructuring and consolidation of developers as well as continued modifications to their business models. Additionally, we expect the negative effects of a shift in inventory mix as well as additional expenses associated with purchases of inventory for Getaways to continue through 2011. For the Management and Rental business, we expect Aston's RevPAR to continue to improve in 2011.

Results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:

Revenue

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$96,428	(1.1)%	$97,541
Management and Rental	20,555	26.1%	16,297

Total revenue	$116,983	2.8%	$113,838

        Revenue for the three months ended March 31, 2011 increased $3.1 million, or 2.8%, from the comparable period in 2010.

Membership and Exchange

        Membership and Exchange segment revenue decreased by $1.1 million, or 1.1%, from the prior year period. Total member revenue, which primarily consists of Interval Network membership fees and transactional and service fees, decreased $2.8 million, or 3.0%. This decrease was primarily due to a decrease in transaction revenue of $2.6 million, or 4.5%, consisting of a $2.4 million decrease in transaction revenue from exchanges and Getaways primarily resulting from a decrease of 5.7% in exchange and Getaway transaction activity, and a decrease of $0.2 million in reservation servicing fees, partially offset by a 1.5% increase in average fee per transaction. The decrease in exchange and Getaway transaction activity was primarily related to a shift in the mix and availability of exchange and Getaway inventory and changes in travel patterns.

        Total active members in the Interval Network at March 31, 2011 remained relatively flat, decreasing 0.4% to approximately 1.82 million members as compared to the prior year. Overall Interval Network average revenue per member decreased 2.3% to $50.13 in first quarter 2011 from $51.31 in 2010. Membership fee revenue also remained relatively flat, increasing $0.1 million, or 0.4%, when compared to 2010. Other revenue related to our Membership and Exchange segment increased $1.7 million, or 43.3%, in the first quarter 2011 when compared to 2010 primarily due to the acquisition of TPI in November of 2010.

Management and Rental

        Management and Rental segment revenue increased 26.1%, or $4.3 million, which included a $1.3 million, or 12.8%, increase in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners association without mark-up ("pass-through revenue"). The increase in pass-through revenue is due to our acquisition of TPI during the fourth quarter 2010. Fee income earned from managed hotel and condominium resort properties at Aston increased $1.2 million, or 19.6%, due to an increase of 22.8% in RevPAR to $126.25 in 2011 due to an increase in both occupancy and average daily rate. Aston's occupancy rate in Hawaii has shown improvement throughout 2010 and into the first quarter 2011, increasing 12.4% in 2011 as compared to 2010. RevPAR in Hawaii has also shown continued improvement, increasing 27.3% from the comparable period of 2010 to $134.99, primarily due to increases in both occupancy, partly related to a decrease in available room nights, and average daily rate.

Cost of Sales

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$22,646	5.3%	$21,504
Management and Rental	14,877	17.4%	12,677

Total cost of sales	$37,523	9.8%	$34,181

As a percentage of total revenue	32.1%	6.8%	30.0%
Gross margin	67.9%	(2.9)%	70.0%

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

        Cost of sales in the first quarter 2011 increased $3.3 million from 2010, consisting of an increase of $1.1 million from our Membership and Exchange segment and $2.2 million from our Management and Rental segment. Overall gross margin decreased 2.9% to 67.9% this quarter compared to 2010.

        Gross margin for the Membership and Exchange segment decreased by 1.8% as compared to the prior year. Cost of sales for this segment increased $1.1 million primarily due an increase in the cost of purchased rental inventory. This increase contributed to our decrease in gross margin in the first quarter 2011 as a higher percentage of our getaways utilized purchased rental inventory.

        The increase of $2.2 million in cost of sales from the Management and Rental segment was primarily attributable to increases of $1.3 million increase in pass-through revenue and $0.6 million in compensation and other employee related costs due to our acquisition of TPI during the fourth quarter 2010. Gross margin for this segment increased 24.4% to 27.6% for the first quarter 2011 compared to 2010. The Management and Rental segment has lower gross margins than our Membership and Exchange segment largely due to pass-through revenue of $11.6 million and $10.3 million for 2011 and 2010, respectively.

Selling and marketing expense

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
Selling and marketing expense	$13,832	2.2%	$13,531
As a percentage of total revenue	11.8%	(0.5)%	11.9%

        Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in sales and sales support functions. Advertising and promotional expenditures primarily include printing costs of directories and magazines, promotions, tradeshows, agency fees, marketing fees and related commissions. Selling and marketing expense in the first quarter 2011 remained relatively flat, increasing $0.3 million, or 2.2%, from 2010.

General and administrative expense

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
General and administrative expense	$24,315	9.1%	$22,290
As a percentage of total revenue	20.8%	6.2%	19.6%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in the first quarter 2011 increased $2.0 million from 2010, primarily due to an increase of $1.5 million in overall compensation and other employee-related costs, coupled with an increase of $0.2 million in IT maintenance and support services. The increase of $1.5 million in overall compensation and other employee-related costs was due to an increase of $0.4 million of non-cash compensation expense, $0.6 million of incremental expenses related to TPI employees following our fourth quarter 2010 acquisition of TPI, and $0.6 million less of capitalized internal labor costs pertaining to internally developed software subsequent to the launch of our new proprietary membership platform.

        General and administrative related non-cash compensation expense in the first quarter 2011 increased $0.4 million, or 18.1%, primarily related to annual awards granted in March 2010 and March 2011. As of March 31, 2011, ILG had approximately $21.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 1.9 years.

Amortization Expense of Intangibles

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
Amortization	$6,813	3.6%	$6,575
As a percentage of total revenue	5.8%	NM	5.8%

        Amortization expense of intangibles in the first quarter 2011 increased $0.2 million compared to 2010 primarily due to an increase in acquired intangible assets resulting from our acquisition of TPI during the fourth quarter 2010.

Depreciation Expense

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
Depreciation	$3,290	34.4%	$2,448
As a percentage of total revenue	2.8%	30.8%	2.2%

        Depreciation expense for the first quarter 2011 increased $0.8 million compared to 2010, primarily due to an increase in depreciable assets placed in service since March 31, 2010, particularly related to our new proprietary membership platform placed in service in November 2010.

Operating Income

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$30,194	(13.0)%	$34,696
Management and Rental	1,016	NM	117

Total operating income	$31,210	(10.3)%	$34,813

As a percentage of total revenue	26.7%	(12.8)%	30.6%

        Operating income in the first quarter 2011 decreased $3.6 million from the comparable period in 2010 consisting of a decrease of $4.5 million from our Membership and Exchange segment, partly offset by an increase of $0.9 million from our Management and Rental segment.

        Operating income for our Membership and Exchange segment decreased $4.5 million to $30.2 million in the first quarter 2011 from $34.7 million in 2010 largely due to a contraction in gross margin at Interval during the quarter in addition to increases in other operating expenses largely attributable to the inclusion of TPI, which was acquired in November 2010, in our results of operations. The increase in operating income of $0.9 million at our Management and Rental segment is primarily due to an increase in gross profit at Aston and the inclusion of TPI in our results of operations, partly offset by an increase in general and administrative expense largely attributable to the inclusion of TPI's general and administrative expenses.

Earnings Before Interest, Taxes, Depreciation and Amortization

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting."

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$41,405	(7.0)%	$44,514
Management and Rental	2,954	62.7%	1,816

Total EBITDA	$44,359	(4.3)%	$46,330

As a percentage of total revenue	37.9%	(6.8)%	40.7%

        EBITDA in the first quarter 2011 decreased $2.0 million from 2010, or 4.3%, consisting of a decrease of $3.1 million from our Membership and Exchange segment, partly offset by an increase of $1.1 million from our Management and Rental segment.

        EBITDA from our Membership and Exchange segment decreased $3.1 million to $41.4 million in the first quarter 2010 from $44.5 million in 2010. The decrease in this segment is due primarily to a decrease in gross profit. This is attributed to a decrease in exchange and Getaway transaction activity partially related to a shift in the mix and availability of exchange and Getaway inventory, changes in travel patterns, and increased costs of purchased rental inventory.

        EBITDA from our Management and Rental segment increased $1.1 million to $3.0 million in the first quarter 2011 from $1.8 million in 2010. The increase in this segment is due primarily to an increase in gross profit delivered as a result of an increase in Aston's RevPAR in the quarter compared to 2010 and the inclusion of TPI in our results of operations, partly offset by an increase in general and administrative expense largely due to the inclusion of TPI's general and administrative expenses.

Other expense, net

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
Interest income	$121	55.1%	$78
Interest expense	$(8,966)	(0.5)%	$(9,014)
Other expense, net	$(1,160)	58.0%	$(734)

        Interest income increased slightly in the first quarter 2011 compared to 2010 primarily as a result of higher average cash balances.

        Interest expense primarily relates to interest and amortization of debt costs on the indebtedness incurred in connection with the spin-off. The senior notes were initially recorded with an original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $0.6 million and $0.5 million was amortized in the first quarter 2011 and 2010, respectively. Interest expense was relatively flat in the first quarter 2011 compared to 2010.

        Other expense, net primarily relates to losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. The unfavorable fluctuations in the first quarter 2011 were principally driven by U.S. dollar positions held at March 31, 2011 affected by the weaker dollar compared to the Colombian peso and the Mexican peso. The unfavorable fluctuations in 2010 were principally driven by the weaker dollar compared to the Colombian peso and the Mexican peso, partly offset by the stronger dollar compared to the British pound. In addition, in 2010, the change to the U.S. dollar as the functional currency by our Venezuelan entity contributed to the foreign currency loss as remeasurement of cash denominated in Bolivars at March 31, 2010 was recognized in earnings.

Income Tax Provision

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

        For the three months ended March 31, 2011 and 2010, ILG recorded income tax provisions for continuing operations of $8.0 million and $9.7 million, respectively, which represent effective tax rates of 37.8% and 38.7%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended March 31, 2011, the effective tax rate decreased due to other income tax items, which includes the decrease in unrecognized tax benefits associated with the expiration of the statute of limitations related to foreign taxes.

        As of March 31, 2011 and December 31, 2010, ILG had unrecognized tax benefits of $0.9 million and $1.0 million, respectively. During the three months ended March 31, 2011, the unrecognized tax benefits decreased by approximately $0.1 million as a result of the expiration of the statute of limitations related to foreign taxes. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2011, interest and penalties decreased by approximately $0.1 million as a result of the expiration of the statute of limitations related to foreign taxes. There were no material accruals for interest or penalties for the three months ended March 31, 2011. As of March 31, 2011, ILG had accrued $0.8 million for interest and penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to foreign taxes. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

        By virtue of previously filed separate company and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under the Tax Sharing Agreement, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. The IRS is also currently examining ILG's Federal consolidated tax return for the short period following the spin-off and ended December 31, 2008. This examination is expected to be completed prior to the expiration of the statute of limitations in 2012. Additionally, subsequent to March 31, 2011, ILG received a notice from the State of Florida that the consolidated state tax return for the short period following the spin-off and ended December 31, 2008 as well as for the tax year ended December 31, 2009, will be examined.

        During 2010, the U.K. Finance Act of 2010 was enacted, which reduced the U.K. corporate income tax rate from 28% to 27%, effective April 1, 2011. The impact of the U.K. rate reduction, which was not significant to ILG's effective tax rate, was reflected in the reporting period when the law was enacted. It reduced our U.K. net deferred tax asset and increased income tax expense. The change in the corporate tax rate initially negatively impacted income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreased; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax.

        During the current period ended March 31, 2011, the U.K. government released its 2011 Budget, where it also indicated that it intends to enact future reductions in the corporate tax rate of 1% each year until the rate reaches 23% on April 1, 2014. Included in these reductions is a further decrease in the corporate income tax rate to 26%, effective April 1, 2011. The additional rate reduction to 26% has not yet been enacted, but is expected during 2011. If enacted, the reduction to 26% will be retroactively applied to April 1, 2011. These future 1% corporate income tax rate reductions are expected to have a similar impact on our financial statements as in 2010, outlined above, however the actual impact will be dependent on our deferred tax position at that time.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2011, we had $208.4 million of cash and cash equivalents and restricted cash and cash equivalents, including $61.6 million of U.S. dollar equivalent cash deposits held in foreign jurisdictions, principally the U.K. which are subject to changes in foreign exchange rates. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is our primary source of liquidity. We believe that our cash on hand along with our anticipated operating future cash flows and availability under our $50.0 million revolving credit facility are sufficient to fund our operating needs, capital expenditures, development and expansion of our operations, debt service, investments and other commitments and contingencies for at least the next twelve months. However, our operating cash flow may be impacted by macroeconomic factors outside of our control.

Cash Flows Discussion

        Net cash provided by operating activities decreased to $29.4 million in the three months ended March 31, 2011 from $32.5 million in the same period of 2010. The decrease of $3.1 million from 2010 was principally due to lower EBITDA and higher cash expenses, partly offset by a lower change in accounts receivable.

        Net cash used in investing activities of $2.9 million in the three months ended March 31, 2011 resulted from capital expenditures primarily related to IT initiatives. In the three months ended March 31, 2010, net cash used in investing activities was $3.4 million which primarily related to capital expenditures of $3.6 million, offset by a slight decrease of $0.2 million in restricted cash related to a collateral agreement for merchant transactions in the United Kingdom, which no longer existed at March 31, 2011. The decrease in capital expenditures in 2011 from 2010 is partly due to less capitalized expenditures pertaining to internally developed software subsequent to the launch of our new proprietary membership platform.

        Net cash used in financing activities of $5.8 million in the three months ended March 31, 2011 was principally due to a voluntary principal prepayment of $5.0 million on the term loan and vesting of restricted stock units, net of withholding taxes, partially offset by excess tax benefits from stock-based awards and proceeds from the exercise of stock options. In the three months ended March 31, 2010, net cash used in financing activities of $10.4 million was principally due to principal payments of $10.0 million on the term loan and vesting of restricted stock units, net of withholding taxes, partially offset by excess tax benefits from stock-based awards and proceeds from the exercise of warrants and stock options.

        We have a senior secured credit facility which matures on July 25, 2013 and consists of a $50.0 million revolving credit facility (the "Revolver") and $150.0 million term loan (the "Term Loan"). During the first quarter 2010, we paid $10.0 million of principal payments on the Term Loan, which included voluntary prepayments of a scheduled principal payment and $4.6 million which was applied pro rata to the remaining scheduled principal payments. During the first quarter 2011, we paid $5.0 million of principal payments on the Term Loan which included a voluntary prepayment of the March 31, 2012 scheduled principal payment and $0.6 million which was applied pro rata to the remaining scheduled principal payments. As of March 31, 2011, we had $71.0 million outstanding on the Term Loan. There have been no borrowings under the Revolver through March 31, 2011. In addition, on August 19, 2008, we issued $300.0 million of aggregate principal amounts of 9.5% Senior Notes due 2016 (the "Interval Senior Notes"), reduced by the original issue discount of $23.5 million of which $17.8 million remains unamortized at March 31, 2011. The secured credit facility effectively ranks prior to the Interval Senior Notes to the extent of the value of the assets that secure it.

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants, requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated EBITDA, as defined in the credit agreement (3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (3.00 from January 1, 2010 and thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of March 31, 2011, we were in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.48 and 4.53, respectively.

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At March 31, 2011, guarantees, surety bonds and letters of credit totaled $20.1 million. Guarantees represent $17.4 million of this total and primarily relate to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the Aston management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of March 31, 2011, amounts are not expected to be significant, individually or in the aggregate. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of March 31, 2011, amounts pending reimbursements are not significant.

Contractual Obligations and Commercial Commitments

        Contractual obligations and commercial commitments at March 31, 2011 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$371,000	$—	$71,000	$—	$300,000
Debt interest(a)	159,053	30,740	59,438	57,000	11,875
Purchase obligations(b)	25,601	9,922	6,682	8,696	301
Operating leases	63,369	10,540	17,387	13,119	22,323

Total contractual obligations	$619,023	$51,202	$154,507	$78,815	$334,499

(a)
Debt principal and debt interest represent principal and interest to be paid on our Term Loan, Interval Senior Notes and certain fees associated with our credit facility. Interest on the Term Loan is calculated using the prevailing rates as of March 31, 2011.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$20,085	$8,420	$4,448	$3,400	$3,817

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

 CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which are based on historical experience and various other judgments and assumptions that we believe are reasonable under the circumstances. Actual outcomes could differ from those estimates. We have discussed those estimates that we believe are critical and required the use of significant judgment and use of estimates that could have a significant impact on our financial statements in our 2010 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies in the interim period.

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

RECONCILIATION OF EBITDA

        The following tables reconcile EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three months ended March 31, 2011 and 2010 (in thousands). The noncontrolling interest relates to the Management and Rental segment.

	For the Three Months Ended March 31, 2011
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Membership and Exchange	$41,405	$(2,760)	$(3,027)	$(5,424)	$30,194
Management and Rental	2,954	(286)	(263)	(1,389)	1,016

Total	$44,359	$(3,046)	$(3,290)	$(6,813)	31,210

Interest expense, net					(8,845)
Other expense, net					(1,160)

Earnings before income taxes and noncontrolling interest					21,205
Income tax provision					(8,007)

Net income					13,198
Net income attributable to noncontrolling interest					(3)

Net income attributable to common stockholders					$13,195

	For the Three Months Ended March 31, 2010
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Membership and Exchange	$44,514	$(2,301)	$(2,260)	$(5,257)	$34,696
Management and Rental	1,816	(193)	(188)	(1,318)	117

Total	$46,330	$(2,494)	$(2,448)	$(6,575)	34,813

Interest expense, net					(8,936)
Other expense, net					(734)

Earnings before income taxes and noncontrolling interest					25,143
Income tax provision					(9,730)

Net income					15,413
Net income attributable to noncontrolling interest					—

Net income attributable to common stockholders					$15,413

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

        In addition, we are exposed to foreign currency risk related to transactions and/or assets and liabilities denominated in a currency other than the functional currency. Historically, we have not hedged currency risks. For the three months ended March 31, 2011, operating foreign exchange attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency, primarily related to Euro denominated Value Added Tax liabilities, resulted in a net loss of $0.1 million. Non-operating foreign exchange included net losses of $0.9 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively. These net losses were attributable to cash held in certain countries in currencies other than their functional currency.

        The unfavorable fluctuations in the first quarter 2011 and 2010 were principally driven by U.S. dollar positions held at March 31, 2011and 2010 affected by the weaker dollar compared to the Colombian peso and the Mexican peso. The unfavorable fluctuations in 2010 were partly offset by the stronger dollar compared to the British pound. Effective December 31, 2009, our Venezuelan entity changed to the parallel market rate and effective January 1, 2010, we changed to the U.S. dollar as the functional currency for that entity due to the adoption of highly inflationary accounting. Thus, remeasurement of cash denominated in Bolivars at March 31, 2010 was recognized in earnings. This contributed to the unfavorable foreign currency fluctuation in the first quarter 2010. However, in April 2010, we transferred the majority of the cash from our Venezuelan entity's Bolivar denominated bank account in Venezuela to our Venezuelan entity's U.S. dollar denominated bank account in the U.S. and consequently reduced the exposure going forward.

        As we increase our operations in international markets we become increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three months ended March 31, 2011 would result in an approximate change to revenue of $1.0 million. There have been no material quantitative changes in market risk exposures since December 31, 2010.

Interest Rate Risk

        At March 31, 2011, we had $71.0 million outstanding under the Term Loan. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.7 million. Additionally, at March 31, 2011, we had $300.0 million (face amount) of Interval Senior Notes that bear interest at a fixed amount. As market rates have declined, the required payments on the fixed rate debt have exceeded those based on market rates. Based on our mix of fixed rate and floating rate debt and cash balances, we do not currently hedge our interest rate exposure. There have been no material quantitative changes in market risk exposures since December 31, 2010.

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

 PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

        On December 2, 2010, RHAC, LLC filed a demand for arbitration with the American Arbitration Association ("AAA") in New York City and served upon Aston its Notice of Intent to Arbitrate in connection with the Aston Waikiki Beach Hotel Management Agreement between RHAC and Aston. In the demand, RHAC sought declaratory relief regarding the appropriate standards for specified performance criteria required of Aston in the agreement, whether Aston failed to meet such performance criteria or had defenses for any such failure and RHAC's prospective right to terminate the agreement. Also, on December 2, 2010, Aston initiated an action in Circuit Court of the First Circuit, State of Hawaii, captioned as Aston Hotels & Resorts, LLC v. RHAC, LLC, Index No. 10-1-2600-12 (PWB) (the "Hawaii Action"), in which Aston sought specific enforcement of the agreement and other declaratory relief. In the Hawaii Action, RHAC has filed a motion to compel arbitration of Aston's claims as part of RHAC's AAA arbitration in New York and to dismiss the complaint, and Aston has filed a motion to permanently stay RHAC's AAA arbitration in New York, citing RHAC's agreement to arbitrate all disputes (other than those involving a claim of five million dollars or greater) regarding the construction of the Agreement before Dispute, Prevention & Resolution, Inc., in Hawaii and noting that RHAC's demand seeks declaratory relief that does not involve a claim of five million dollars or greater. A hearing was held for both RHAC's and Aston's motions in the Hawaii Action on February 9, 2011. The Court has not yet ruled on either motion. In the interim, preparations for arbitration in New York City are in progress. A three-person arbitration panel has been appointed and preliminary hearing was held setting an arbitration hearing date for late October, 2011. Discovery will commence shortly.

Item 1A.    Risk Factors

        See Part I, Item IA., "Risk Factors," of ILG's Annual Report on Form 10-K for the year ended December 31, 2010, for a detailed discussion of the risk factors affecting ILG. There have been no material changes from the risk factors described in the Annual Report.

Items 2-5.    Not applicable.

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.
3.2	Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG's Quarterly Report on Form 10-Q, filed on August 11, 2009.
3.3	Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on September 27, 2010.

Exhibit Number	Description	Location
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.3†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.3††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

†
Filed herewith.

††
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2011

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
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2011 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
ILG'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF EBITDA
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Items 2-5. Not applicable.
  Item 6. Exhibits
SIGNATURES