Form 10-Q
period 2011-06-30
Interval Leisure Group, Inc.
filed 2011-08-05
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on August 5, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
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

        As of August 1, 2011, 57,608,447 shares of the registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$105,554	$101,602	$222,537	$215,440
Cost of sales	35,333	31,522	72,856	65,703

Gross profit	70,221	70,080	149,681	149,737
Selling and marketing expense	14,042	13,125	27,874	26,656
General and administrative expense	24,160	20,931	48,475	43,221
Amortization expense of intangibles	6,805	6,575	13,618	13,150
Depreciation expense	3,397	2,601	6,687	5,049

Operating income	21,817	26,848	53,027	61,661
Other income (expense):
Interest income	266	125	387	203
Interest expense	(9,140)	(9,170)	(18,106)	(18,184)
Other income (expense), net	(570)	441	(1,730)	(293)

Total other expense, net	(9,444)	(8,604)	(19,449)	(18,274)

Earnings before income taxes and noncontrolling interest	12,373	18,244	33,578	43,387
Income tax provision	(4,875)	(6,927)	(12,882)	(16,657)

Net income	7,498	11,317	20,696	26,730
Net loss attributable to noncontrolling interest	4	3	1	3

Net income attributable to common stockholders	$7,502	$11,320	$20,697	$26,733

Earnings per share attributable to common stockholders:
Basic	$0.13	$0.20	$0.36	$0.47
Diluted	$0.13	$0.20	$0.36	$0.46
Weighted average number of common stock outstanding:
Basic	57,472	56,886	57,330	56,756
Diluted	58,311	57,735	58,198	57,585

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$210,139	$180,502
Restricted cash and cash equivalents	3,003	4,118
Accounts receivable, net of allowance of $351 and $213, respectively	31,698	24,420
Deferred income taxes	19,170	19,865
Deferred membership costs	12,672	11,775
Prepaid income taxes	7,381	8,539
Prepaid expenses and other current assets	23,835	23,527

Total current assets	307,898	272,746
Property and equipment, net	50,307	50,900
Goodwill	488,027	488,027
Intangible assets, net	106,852	120,470
Deferred membership costs	14,777	16,108
Deferred income taxes	6,002	5,767
Other non-current assets	35,133	24,366

TOTAL ASSETS	$1,008,996	$978,384

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$11,543	$11,302
Deferred revenue	102,101	94,651
Interest payable	9,744	9,745
Accrued compensation and benefits	12,002	14,941
Member deposits	9,251	9,692
Accrued expenses and other current liabilities	45,382	38,787
Current portion of long-term debt	—	—

Total current liabilities	190,023	179,118
Long-term debt, net of current portion	348,796	357,576
Other long-term liabilities	10,900	11,697
Deferred revenue	126,165	124,928
Deferred income taxes	83,247	83,434

Total liabilities	759,131	756,753

Redeemable noncontrolling interest	418	419
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock, none issued and outstanding	—	—
Common stock $.01 par value; authorized 300,000,000 shares, 57,542,762 and 57,099,615 issued and outstanding shares, respectively	575	571
Additional paid-in capital	169,059	164,162
Retained earnings	89,257	68,560
Accumulated other comprehensive loss	(9,444)	(12,081)

Total stockholders' equity	249,447	221,212

TOTAL LIABILITIES AND EQUITY	$1,008,996	$978,384

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
		Common Stock
	Total Stockholders' Equity			Additional Paid-in Capital	Retained Earnings
		Amount	Shares
	(In thousands, except share data)
Balance as of December 31, 2010	$221,212	$571	57,099,615	$164,162	$68,560	$(12,081)
Comprehensive income:
Net income attributable to common stockholders	20,697	—	—	—	20,697	—
Foreign currency translation gains, net	2,637	—	—	—	—	2,637

Comprehensive income	23,334
Non-cash compensation expense	5,906	—	—	5,906	—	—
Issuance of common stock upon exercise of stock options	424	—	44,736	424	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(2,393)	4	398,411	(2,397)	—	—
Change in excess tax benefits from stock-based awards	1,010	—	—	1,010	—	—
Deferred stock compensation expense	(46)	—	—	(46)	—	—

Balance as of June 30, 2011	$249,447	$575	57,542,762	$169,059	$89,257	$(9,444)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$20,696	$26,730
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	13,618	13,150
Amortization of debt issuance costs	925	1,332
Depreciation expense	6,687	5,049
Accretion of original issue discount	1,220	1,099
Non-cash compensation expense	5,906	5,045
Deferred income taxes	504	796
Excess tax benefits from stock-based awards	(1,272)	(965)
Changes in operating assets and liabilities:
Accounts receivable	(7,202)	(4,348)
Prepaid expenses and other current assets	(146)	1,235
Accounts payable and other current liabilities	3,481	(1,647)
Prepaid income taxes and income taxes payable	1,948	(115)
Deferred revenue	8,001	8,736
Other, net	2,400	3,187

Net cash provided by operating activities	56,766	59,284

Cash flows from investing activities:
Changes in restricted cash	—	372
Capital expenditures	(6,040)	(8,231)
Investment in loans receivable	(14,500)	—

Net cash used in investing activities	(20,540)	(7,859)

Cash flows from financing activities:
Principal payments on term loan	(10,000)	(20,000)
Proceeds from the exercise of stock options	424	263
Proceeds from the exercise of warrants	—	249
Vesting of restricted stock units, net of withholding taxes	(2,349)	(1,817)
Excess tax benefits from stock-based awards	1,272	965

Net cash used in financing activities	(10,653)	(20,340)

Effect of exchange rate changes on cash and cash equivalents	4,064	(2,994)

Net increase in cash and cash equivalents	29,637	28,091
Cash and cash equivalents at beginning of period	180,502	160,014

Cash and cash equivalents at end of period	$210,139	$188,105

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$15,388	$15,475
Income taxes, net of refunds	$10,430	$15,975

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

JUNE 30, 2011

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

consolidated balance sheet as of December 31, 2010 and the opening December 31, 2010 balances presented in our consolidated statement of stockholders' equity as of June 30, 2011, appearing herein, from amounts previously reported to correct the prior period misstatements by the write-off of the related deferred membership costs with a corresponding reduction to retained earnings.

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

JUNE 30, 2011

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

        The cumulative after-tax effect of the prior period misstatements of approximately $3.6 million (net of tax of $2.1 million) was recorded as a reduction to retained earnings in our accompanying consolidated balance sheet as of December 31, 2010 and the opening December 31, 2010 balances presented in our consolidated statement of stockholders' equity as of June 30, 2011. The cumulative after-tax effect of the prior period misstatements of approximately $3.2 million (net of tax of $1.9 million) will be presented in our 2011 Annual Report on Form 10-K as a reduction to retained earnings as of January 1, 2009. In accordance with ASC 740, "Income Taxes" ("ASC 740"), the tax effect of these adjustments were recorded directly to retained earnings and to the related deferred income tax accounts for deferred membership costs.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2010 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the six months ended June 30, 2011.

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

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units ("RSUs") using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 1.6 million stock options and RSUs for the three and six months ended June 30, 2011 and 1.4 million stock options and RSUs for the three and six months ended June 30, 2010, as the effect of their inclusion would have been antidilutive to earnings per share.

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic weighted average shares of common stock outstanding	57,472	56,886	57,330	56,756
Net effect of common stock equivalents assumed to be vested related to RSUs	818	797	838	773
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	21	52	30	56

Diluted weighted average shares of common stock outstanding	58,311	57,735	58,198	57,585

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

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"). This new guidance requires entities to report components of comprehensive income in either a continuous statement of other comprehensive income ("OCI") or two separate but consecutive statements. The ASU does not change the items that must be reported in OCI and does not require any incremental disclosures. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. While the guidance will impact the presentation within our financial statements, we do not anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In May 2011, the FASB issued Accounting Standards Update ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS)." ASU 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS and provides clarification about the application of existing fair value measurement and disclosure requirements. The ASU also expands certain other disclosure requirements, particularly pertaining to Level 3 fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. Early application is not permitted. We are currently assessing the future impact, if any, of this new accounting update to our consolidated financial statements.

        In April 2011, the FASB issued ASU 2011-02, "A Creditor's Determination of Whether Restructuring Is a Troubled Debt Restructuring," ("ASU 2011-02"). ASU 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. Specifically, creditors will be required to consider whether the debtor is experiencing financial difficulties or whether the creditor has granted a concession. This guidance will be effective for us on September 1, 2011, the first interim period beginning on or after June 15, 2011. We will be required to apply this ASU retrospectively for all modifications and restructuring activities that have occurred from January 1, 2011. We currently do not anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

Adopted Accounting Pronouncements

        In December 2010, the FASB issued ASU 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations" ("ASU 2010-29"). ASU 2010-29 requires public entities that present comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We adopted this guidance as of January 1, 2011. The adoption of ASU 2010-29 as of January 1, 2011 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

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

JUNE 30, 2011

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements," (amendments to ASC Topic 605, "Revenue Recognition") ("ASU 2009-13"). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance included under ASC 605-25. The revised guidance modifies the criteria for recognizing revenue in multiple element arrangements and expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We prospectively adopted this guidance as of January 1, 2011. The adoption of ASU 2009-13 as of January 1, 2011 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures and is not expected to have a material effect in future periods based on multiple-element arrangements in effect at adoption. Additionally, as of January 1, 2011, the prospective adoption of this guidance did not result in any change in the units of accounting, the allocation of consideration to those units of accounting, or the pattern and timing of revenue recognition of our current multiple-element arrangements.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        Pursuant to FASB guidance as codified within ASC 350, "Intangibles—Goodwill and Other," goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. ILG considers our Membership and Exchange and Management and Rental segments to be individual reporting units which are also individual operating segments of ILG. ILG tests goodwill and other indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

        From the date of our last impairment test, October 1, 2010, through June 30, 2011, we did not identify any triggering events that would more likely than not reduce the fair value of either of our reporting units below its carrying value which would have required an interim impairment test.

        The balance of goodwill and other intangible assets, net is as follows (in thousands):

	June 30, 2011	December 31, 2010
Goodwill	$488,027	$488,027
Other intangible assets with indefinite lives	37,616	37,616
Intangible assets with definite lives, net	69,236	82,854

Total goodwill and other intangible assets, net	$594,879	$608,497

        There were no changes in the carrying amount of goodwill for the six months ended June 30, 2011. Goodwill related to the Membership and Exchange and Management and Rental segments (each a reporting unit) was $480.6 million and $7.4 million as of June 30, 2011 and December 31, 2010, respectively.

Other Intangible Assets

        Intangible assets with indefinite lives relate principally to tradenames and trademarks. At June 30, 2011, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(113,594)	$15,906
Purchase agreements	75,879	(64,750)	11,129
Resort management contracts	48,166	(13,617)	34,549
Technology	24,726	(24,649)	77
Other	17,427	(9,852)	7,575

Total	$295,698	$(226,462)	$69,236

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        At December 31, 2010, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(107,116)	$22,384
Purchase agreements	75,879	(60,835)	15,044
Resort management contracts	48,166	(11,738)	36,428
Technology	24,726	(24,633)	93
Other	17,427	(8,522)	8,905

Total	$295,698	$(212,844)	$82,854

        Amortization of intangible assets with definite lives is computed primarily on a straight-line basis. Total amortization expense for intangible assets with definite lives was $6.8 million and $6.6 million for the three months ended June 30, 2011 and 2010, respectively, and $13.6 million and $13.2 million for the six months ended June 30, 2011 and 2010, respectively. Based on December 31, 2010 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2011	$27,184
2012	20,828
2013	5,447
2014	5,291
2015	5,183
2016 and thereafter	18,921

$82,854

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	June 30, 2011	December 31, 2010
Computer equipment	$18,693	$18,189
Capitalized software	70,173	67,054
Buildings and leasehold improvements	21,253	21,222
Furniture and other equipment	11,247	11,088
Projects in progress	2,424	1,128

	123,790	118,681
Less: accumulated depreciation and amortization	(73,483)	(67,781)

Total property and equipment, net	$50,307	$50,900

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 5—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	June 30, 2011	December 31, 2010
9.5% Interval Senior Notes, net of unamortized discount of $17,204 and $18,424, respectively	$282,796	$281,576
Term loan (interest rate of 2.69% at June 30, 2011 and 2.76% at December 31, 2010)	66,000	76,000
Revolving credit facility	—	—

Total debt	348,796	357,576
Less: current maturities	—	—

Total long-term debt, net of current maturities	$348,796	$357,576

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

Senior Secured Credit Facility

        In connection with the spin-off of ILG, on July 25, 2008, the Issuer entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan (the "Term Loan"), of which $66.0 million is outstanding at June 30, 2011, and a $50.0 million revolving credit facility.

        As of June 30, 2011, the remaining principal amount of the Term Loan is payable quarterly through July 25, 2013 ($4.3 million quarterly for fiscal year 2012, excluding the first and second quarter 2012 which has been voluntarily pre-paid, and approximately $19.1 million quarterly thereafter). During 2010, we paid $40.0 million of principal payments on the Term Loan, which included voluntary prepayments of scheduled principal payments through December 31, 2011 and $18.3 million applied pro rata to the remaining scheduled principal payments. During the first and second quarter of 2011, we paid a total of $10.0 million of principal payments on the term loan which included a voluntary prepayment of the March 31, 2012 and June 30, 2012 scheduled principal payments and $1.3 million which was applied pro rata to the remaining scheduled principal payments. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rates per annum applicable to loans under the senior secured credit facility are, at the Issuer's option, equal to either a base rate or a LIBOR rate plus an applicable margin, which varies with the total leverage ratio of the Issuer. As of June 30, 2011, the applicable margin was 2.50% per annum for LIBOR term loans, 2.00% per annum for LIBOR revolving loans, 1.50% per annum for base rate term loans and 1.00% per annum for base rate revolving loans. The revolving credit facility has a facility fee of 0.50% per annum.

        We have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $20,000 at June 30, 2011, leaving $50.0 million of borrowing capacity at June 30, 2011. There have been no borrowings under the revolving credit facility through June 30, 2011.

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

Restrictions and Covenants

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

("EBITDA"), as defined in the credit agreement (3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (3.00 from January 1, 2010 and thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of June 30, 2011, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.49 and 4.44, respectively.

Debt Issuance Costs

        At June 30, 2011 and December 31, 2010, total unamortized debt issue costs were $6.3 million, net of $7.1 million of accumulated amortization and $7.3 million, net of $6.2 million of accumulated amortization, respectively, which was included in "Other non-current assets." Debt issuance costs are amortized to "Interest expense" through maturity of the related debt using the effective interest method.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

Other than the accretion of interest of approximately $53,000 on the discounted fair value of the contingent consideration, there have been no subsequent changes in the fair value of this contingent consideration of which $0.9 million is included in other short-term liabilities and $1.9 million is included in other long-term liabilities in our consolidated balance sheet as of June 30, 2011. Changes in the fair value of the contingent consideration resulting from events after the acquisition date will be recognized in earnings in our consolidated statements of income, and may result from changes in discount periods and rates and changes in the timing and amount of financial estimates.

        As of June 30, 2011, there have been no transfers of inputs used in measuring fair value between the three-tier fair value hierarchy since December 31, 2010.

Fair Value of Financial Instruments

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the three and six months ended June 30, 2011.

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$210,139	$210,139	$180,502	$180,502
Restricted cash and cash equivalents	3,003	3,003	4,118	4,118
Loans receivable	14,500	14,500	—	—
Total debt	(348,796)	(385,125)	(357,576)	(403,000)
Guarantees, surety bonds and letters of credit	N/A	(18,657)	N/A	(21,238)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have original maturities of three months or less. Under the fair value hierarchy established in ASC 820, cash and cash equivalents and restricted cash and cash equivalents are stated at fair value based on quoted prices in active markets for identical assets.

        The loans receivable pertains to secured loans issued in the second quarter of 2011 to third parties. These loans mature in 2014, with interest payable monthly at a rate comparable to market rate. These receivables are recorded at the time of origination for the principal amount financed and are carried at amortized cost, net of any allowance for credit losses, which approximates fair value using inputs such as interest rates and credit risk as of June 30, 2011 which in part are unobservable. The loans receivable balances are grouped and presented within other non-current assets in our consolidated balance sheet as of June 30, 2011. Interest income associated with the loans is recognized in the interest income line item in our consolidated statements of income.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

        Borrowings under our Interval Senior Notes and term loan are carried at historical cost and adjusted for amortization of the discount on our Interval Senior Notes and principal payments. The fair value of our Interval Senior Notes was estimated at June 30, 2011 and December 31, 2010 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our Interval Senior Notes. The fair value of our term loan was estimated at June 30, 2011 and December 31, 2010 using inputs such as interest rates and credit risk.

        The guarantees, surety bonds, and letters of credit represent liabilities that are carried on our balance sheet only when a future related contingent event becomes probable and reasonably estimable. These commitments are in place to facilitate our commercial operations.

NOTE 7—STOCKHOLDERS' EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At June 30, 2011, there were 57.5 million shares of ILG common stock issued and outstanding.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of June 30, 2011. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

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

NOTE 8—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to IRS restrictions. On March 1, 2011, we reinstated the matching contributions under the 401(k) plan which had been suspended since March 1, 2009. Matching contributions for the ILG plan were approximately $0.3 million and $0.4 million for the three

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 8—BENEFIT PLANS (Continued)

and six months ended June 30, 2011, respectively. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 26,375 share units were outstanding at June 30, 2011. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

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

        On August 20, 2008, ILG established the ILG 2008 Stock and Annual Incentive Plan (the "2008 Incentive Plan") which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares of common stock were issued. At the time of the spin-off, an additional 5.0 million shares of common stock were reserved for issuance under the 2008 Incentive Plan. As of June 30, 2011, ILG has 2.0 million remaining shares available for future issuance under this plan.

        On March 2, 2011 and 2010, the Compensation Committee granted approximately 378,000 and 460,000 RSUs, respectively, vesting over three to four years, to certain officers and employees of ILG and its subsidiaries. Of these RSUs granted in 2011 and 2010, approximately 50,000 and 64,000,

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

respectively, vest in three years and are subject to performance criteria that could result between 0% and 200% of these awards being earned based on EBITDA targets.

        Non-cash compensation expense related to RSUs for the three months ended June 30, 2011 and 2010 was $2.9 million and $2.6 million, respectively. For the six months ended June 30, 2011 and 2010, non-cash compensation expense related to RSUs was $5.9 million and $5.0 million, respectively. At June 30, 2011 there was approximately $19.1 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 1.7 years.

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

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of sales	$135	$115	$295	$226
Selling and marketing expense	211	163	451	308
General and administrative expense	2,514	2,273	5,160	4,511

Non-cash compensation expense	$2,860	$2,551	$5,906	$5,045

        The following table summarizes RSU activity during the six months ended June 30, 2011:

	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	2,510	$12.04
Granted	431	16.22
Vested	(561)	11.98
Forfeited	(18)	13.99

Non-vested RSUs at June 30	2,362	$12.80

        In connection with the acquisition of Aston by ILG in 2007, a member of Aston's management was granted non-voting restricted common equity in Aston. This award was granted on May 31, 2007 and

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

was initially measured at fair value, which is being amortized over the vesting period. This award vests ratably over four and a half years, or earlier based upon the occurrence of certain prescribed events. These shares are subject to a put right by the holder and a call right by ILG, which are not exercisable until the first quarter of 2013 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of Aston. The initial value of the preferred interest was equal to the acquisition price of Aston. The preferred interest accretes at a 10% annual rate. Upon exercise of the put or call, the consideration payable can be denominated in ILG shares, cash or a combination thereof at ILG's option. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price. The unrecognized compensation cost related to this equity award was approximately $45,000 and $0.1 million at June 30, 2011 and December 31, 2010, respectively.

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

        For the three and six months ended June 30, 2011, ILG recorded an income tax provision for continuing operations of $4.9 million and $12.9 million, respectively, which represents effective tax rates of 39.4% and 38.4% for the respective periods. These tax rates are higher than the federal statutory

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the six months ended June 30, 2011, the effective tax rate increased due to income taxes associated with the effect of changes in tax laws in certain states that were enacted during the second quarter of 2011. However, this increase was counteracted by a decrease of other income tax items during the first quarter of 2011, which includes the decrease in unrecognized tax benefits associated with the expiration of the statute of limitations related to foreign taxes.

        For the three and six months ended June 30, 2010, ILG recorded an income tax provision for continuing operations of $6.9 million and $16.7 million, respectively, which represents effective tax rates of 38.0% and 38.4% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

        As of June 30, 2011 and December 31, 2010, ILG had unrecognized tax benefits of $0.9 million and $1.0 million, respectively. There were no material increases or decreases in unrecognized tax benefits for the three months ended June 30, 2011. During the six months ended June 30, 2011, the unrecognized tax benefits decreased by approximately $0.1 million during the first quarter of 2011 as a result of the expiration of the statute of limitations related to foreign taxes. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and six months ended June 30, 2011. During the six months ended June 30, 2011, interest and penalties decreased by approximately $0.1 million during the first quarter of 2011 as a result of the expiration of the statute of limitations related to foreign taxes. As of June 30, 2011, ILG had accrued $0.8 million for interest and penalties.

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

        The Internal Revenue Service ("IRS") has completed its review of IAC's consolidated tax returns for the years ended December 31, 2001 through 2006, which includes our operations from September 24, 2002, our date of acquisition by IAC. The settlement has not yet been submitted to the Joint Committee of Taxation for approval. In July 2011, the IRS began its review of IAC's consolidated tax returns for the years ended December 31, 2007 through 2009, which also includes our operations until the time of the spin-off in August 2008. The statute of limitations for the years 2001 through 2007

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

have currently been extended to December 31, 2012. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with December 31, 2003. The IRS is also currently examining ILG's Federal consolidated tax return for the short period following the spin-off and ended December 31, 2008. This examination is expected to be completed prior to the expiration of the statute of limitations in 2012. Additionally, ILG received a notice from the State of Florida that the consolidated state tax return for the short period following the spin-off and ended December 31, 2008 as well as for the tax year ended December 31, 2009, will be examined. The Florida statute of limitations for the short period following the spin-off and ended December 31, 2008 and for the tax year ended December 31, 2009 has been extended to 2013 and 2014, respectively.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Membership and Exchange
Revenue	$87,351	$87,182	$183,779	$184,723
Cost of sales	20,816	19,430	43,462	40,934

Gross profit	66,535	67,752	140,317	143,789
Selling and marketing expense	13,189	12,375	26,159	25,097
General and administrative expense	21,701	19,415	43,868	40,517
Amortization expense of intangibles	5,425	5,257	10,849	10,514
Depreciation expense	3,162	2,383	6,189	4,643

Segment operating income	$23,058	$28,322	$53,252	$63,018

Management and Rental
Management fee revenue	$6,818	$4,334	$15,746	$10,318
Pass-through revenue	11,385	10,086	23,012	20,399

Total revenue	18,203	14,420	38,758	30,717
Cost of sales	14,517	12,092	29,394	24,769

Gross profit	3,686	2,328	9,364	5,948
Selling and marketing expense	853	750	1,715	1,559
General and administrative expense	2,459	1,516	4,607	2,704
Amortization expense of intangibles	1,380	1,318	2,769	2,636
Depreciation expense	235	218	498	406

Segment operating loss	$(1,241)	$(1,474)	$(225)	$(1,357)

Consolidated
Revenue	$105,554	$101,602	$222,537	$215,440
Cost of sales	35,333	31,522	72,856	65,703

Gross profit	70,221	70,080	149,681	149,737
Direct segment operating expenses	48,404	43,232	96,654	88,076

Operating income	$21,817	$26,848	$53,027	$61,661

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

        ILG maintains operations in the United States and other international territories, primarily the United Kingdom. Geographic information on revenue, which is based on sourcing, and long-lived assets, which are based on physical location, is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
United States	$88,235	$85,480	$187,114	$181,216
All other countries	17,319	16,122	35,423	34,224

Total	$105,554	$101,602	$222,537	$215,440

	June 30, 2011	December 31, 2010
Long-lived assets (excluding goodwill and other intangible assets):
United States	$48,517	$49,663
All other countries	1,790	1,237

Total	$50,307	$50,900

NOTE 12—COMPREHENSIVE INCOME

        Comprehensive income is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to common stockholders	$7,502	$11,320	$20,697	$26,733
Foreign currency translation	697	(496)	2,637	(802)

Comprehensive income	$8,199	$10,824	$23,334	$25,931

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

JUNE 30, 2011

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

        ILG has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events. At June 30, 2011, guarantees, surety bonds and letters of credit totaled $18.7 million, with the highest annual amount of $7.8 million occurring in year one. Guarantees represent $15.9 million of this total and primarily relate to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities of Aston, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of June 30, 2011, amounts are not expected to be significant, individually or in the aggregate.

        The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of June 30, 2011, amounts pending reimbursements are not significant.

European Union Value Added Tax Matter

        In 2009, the European Court of Justice issued a judgment related to Value Added Tax ("VAT") in Europe against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and altered the manner in which the Membership and Exchange segment accounts for VAT on its revenues as well as to which EU country VAT is owed. As of June 30, 2011 and December 31, 2010, ILG had accrued $6.4 million and $5.4 million, respectively, related to this matter. The change in accrual primarily relates to the effect of foreign currency remeasurements. Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $6.4 million up to approximately $10.0 million based on quarter-end exchange rates. ILG believes that the $6.4 million accrual at June 30, 2011 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION

        The Interval Senior Notes are guaranteed by ILG and the domestic subsidiaries of the Issuer. These guarantees are full and unconditional and joint and several.

        The following tables present condensed consolidating financial information as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 for ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined guarantor subsidiaries of ILG (collectively, the "Guarantor Subsidiaries"), the combined non-guarantor subsidiaries of ILG (collectively, the "Non-Guarantor Subsidiaries") and ILG on a consolidated basis (in thousands).

Balance Sheet as of June 30, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$507	$8	$212,565	$94,818	$—	$307,898
Property and equipment, net	680	—	47,838	1,789	—	50,307
Goodwill and intangible assets, net	—	295,398	299,481	—	—	594,879
Investment in subsidiaries	243,084	898,270	54,267	—	(1,195,621)	—
Other assets	—	3,509	43,922	8,481	—	55,912

Total assets	$244,271	$1,197,185	$658,073	$105,088	$(1,195,621)	$1,008,996

Current liabilities	$606	$9,744	$147,293	$32,380	$—	$190,023
Other liabilities	—	347,113	205,366	16,629	—	569,108
Intercompany liabilities (receivables)/equity	(5,782)	597,244	(593,274)	1,812	—	—
Redeemable noncontrolling interest	—	—	418	—	—	418
Stockholders' equity	249,447	243,084	898,270	54,267	(1,195,621)	249,447

Total liabilities and equity	$244,271	$1,197,185	$658,073	$105,088	$(1,195,621)	$1,008,996

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Balance Sheet as of December 31, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$321	$59	$187,817	$84,549	$—	$272,746
Property and equipment, net	740	—	48,923	1,237	—	50,900
Goodwill and intangible assets, net	—	305,878	302,619	—	—	608,497
Investment in subsidiaries	216,310	832,671	46,987	—	(1,095,968)	—
Other assets	—	4,435	33,404	8,402	—	46,241

Total assets	$217,371	$1,143,043	$619,750	$94,188	$(1,095,968)	$978,384

Current liabilities	$365	$9,745	$141,807	$27,201	$—	$179,118
Other liabilities	—	355,893	204,973	16,769	—	577,635
Intercompany liabilities (receivables)/equity	(4,206)	561,095	(560,120)	3,231	—	—
Redeemable noncontrolling interest			419			419
Stockholders' equity	221,212	216,310	832,671	46,987	(1,095,968)	221,212

Total liabilities and equity	$217,371	$1,143,043	$619,750	$94,188	$(1,095,968)	$978,384

Statement of Income for the Three Months Ended June 30, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$92,959	$12,595	$—	$105,554
Operating expenses	(748)	(5,240)	(67,751)	(9,998)	—	(83,737)
Interest income (expense), net	—	(8,767)	126	(233)	—	(8,874)
Other income (loss)	7,963	16,564	1,109	(581)	(25,625)	(570)
Income tax benefit (provision)	287	5,403	(9,884)	(681)	—	(4,875)

Net income	7,502	7,960	16,559	1,102	(25,625)	7,498
Net loss attributable to noncontrolling interest	—	—	4	—	—	4

Net income attributable to common stockholders	$7,502	$7,960	$16,563	$1,102	$(25,625)	$7,502

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Three Months Ended June 30, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$89,846	$11,756	$—	$101,602
Operating expenses	(730)	(5,240)	(60,681)	(8,103)	—	(74,754)
Interest income (expense), net	—	(9,153)	250	(142)	—	(9,045)
Other income, net	11,768	20,610	2,433	494	(34,864)	441
Income tax benefit (provision)	282	5,551	(11,241)	(1,519)	—	(6,927)

Net income	11,320	11,768	20,607	2,486	(34,864)	11,317
Net loss attributable to noncontrolling interest	—	—	3	—	—	3

Net income attributable to common stockholders	$11,320	$11,768	$20,610	$2,486	$(34,864)	$11,320

Statement of Income for the Six Months Ended June 30, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$196,573	$25,964	$—	$222,537
Operating expenses	(1,484)	(10,480)	(138,006)	(19,540)	—	(169,510)
Interest income (expense), net	—	(17,582)	134	(271)	—	(17,719)
Other income (expense), net	21,610	38,844	2,634	(1,466)	(63,352)	(1,730)
Income tax benefit (provision)	571	10,825	(22,493)	(1,785)	—	(12,882)

Net income	20,697	21,607	38,842	2,902	(63,352)	20,696
Net loss attributable to noncontrolling interest	—	—	1	—	—	1

Net income attributable to common stockholders	$20,697	$21,607	$38,843	$2,902	$(63,352)	$20,697

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Six Months Ended June 30, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$189,998	$25,442	$—	$215,440
Operating expenses	(1,386)	(10,480)	(124,420)	(17,493)	—	(153,779)
Interest income (expense), net	—	(18,359)	467	(89)	—	(17,981)
Other income (expense), net	27,584	45,299	4,697	(289)	(77,584)	(293)
Income tax benefit (provision)	535	11,124	(25,446)	(2,870)	—	(16,657)

Net income	26,733	27,584	45,296	4,701	(77,584)	26,730
Net loss attributable to noncontrolling interest	—	—	3	—	—	3

Net income attributable to common stockholders	$26,733	$27,584	$45,299	$4,701	$(77,584)	$26,733

Statement of Cash Flows for the Six Months Ended June 30, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(1,792)	$(4,527)	$57,571	$5,514	$56,766
Cash flows provided by (used in) investing activities	2,869	14,103	(35,367)	(2,145)	(20,540)
Cash flows used in financing activities	(1,077)	(9,576)	—	—	(10,653)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4,064	4,064
Cash and cash equivalents at beginning of period	—	—	101,339	79,163	180,502

Cash and cash equivalents at end of period	$—	$—	$123,543	$86,596	$210,139

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

NOTE 15—SUBSEQUENT EVENT

        Effective August 3, 2011, ILG's Board of Directors authorized a share repurchase program for up to $25.0 million of our outstanding common stock. Acquired shares of our common stock will be held as treasury shares. Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

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

        Actual results could differ materially from those contained in the forward-looking statements included in this quarterly report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for, or insolvency or consolidation of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns, such as pandemics; changes in our senior management; regulatory changes; our ability to compete effectively and successfully add new products and services; the effects of our significant indebtedness and our compliance with the terms thereof; adverse events or trends in key vacation destinations; business interruptions in connection with the rearchitecture of our technology systems; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in Part II of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

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

Membership and Exchange Services

        Interval, the principal business comprising our Membership and Exchange segment, has been a leader in the membership and exchange services industry since its founding in 1976. As of June 30, 2011, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

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

        As of June 30, 2011, the businesses that comprise our Management and Rental segment provided management and rental services to over 45 vacation properties and hotels, mostly in Hawaii, as well as more limited management services to certain additional properties.

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

International Operations

        International revenue increased approximately 7.4% and 3.5% in the three and six months ended June 30, 2011 compared to the same period in 2010. As a percentage of our total revenue, international revenue increased to 16.4% in the three months ended June 30, 2011 from 15.9% in 2010 and remained relatively flat year over year at 15.9% for the six months ended June 30, 2011. International revenue in the first six months of 2011, predominantly in the second quarter, was affected by favorable foreign currency translations when compared to 2010. In constant currency, international revenue increased 3.2% and 0.8% in the three and six months ended June 30, 2011, respectively, compared to 2010. As a percentage of our total revenue, international revenue in constant currency remained relatively flat at 15.9% in the second quarter 2011 compared to 2010 and decreased 2.0% to 15.6% in the first six months of 2011 compared 2010.

Other Factors Affecting Results

Membership and Exchange

        The reduction in sales and marketing expenditures by resort developers spurred by the lack of receivables financing has resulted in a decrease in the flow of new members to our exchange networks. Access to credit markets for securitization transactions available to certain large developers has returned and activity by regional banks working with independent developers has increased for better capitalized companies. Financing standards for consumers remain higher than those required several years ago and developers are continuing to modify their business models to reduce reliance on receivables financing. As developers with greater debt loads continue to work with their lenders, we anticipate additional bankruptcies, reorganizations and consolidation within the industry.

        In addition, our 2011 results were negatively affected by a shift in the mix and availability of exchange and Getaway inventory and changes in travel patterns. The dynamics of the changing travel patterns and inventory availability, along with fewer absolute members, has resulted thus far in an increase in the proportion of purchased space for Getaways and softness in bookings compared to 2010.

Management and Rental

        Our Management and Rental segment is susceptible to variations in economic conditions, particularly in its predominant geographic market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii have increased 4.7% for the six months ended June 30, 2011 compared to the same period in the prior year, and remained relatively flat for the three months ended June 30,

2011 compared to the prior year quarter. This is consistent with Aston's managed properties in Hawaii experiencing increases in occupancy, partly related to a decrease in available room nights, leading to an overall increase of 17.4% in revenue per available room ("RevPAR") in Hawaii in the second quarter 2011 compared to 2010. As of the latest forecast (May 2011), the Hawaii State Department of Business, Economic Development & Tourism, forecasts increases of 3.8% in visitors to Hawaii and 10.8% in visitor expenditures in 2011 over 2010.

Outlook

        In 2011, we anticipate the vacation ownership industry will remain in a period of transition that may result in the bankruptcy, restructuring and consolidation of developers as well as continued modifications to their business models. Additionally, we expect the negative effects of a shift in inventory mix as well as additional expenses associated with purchases of inventory for Getaways to continue through 2011. For the Management and Rental business, we expect Aston's RevPAR to continue to show year over year improvement in 2011. However, increases in airfare and decreases in visitor arrivals from the mainland may temper growth.

Results of operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010:

Revenue

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$47,652	(1.3)%	$48,271
Membership fee revenue	32,521	0.3%	32,434
Ancillary member revenue	1,803	(15.9)%	2,145

Total member revenue	81,976	(1.1)%	82,850
Other revenue	5,375	24.1%	4,332

Total Membership and Exchange revenue	87,351	0.2%	87,182

Management and Rental
Management fee and rental revenue	6,818	57.3%	4,334
Pass-through revenue	11,385	12.9%	10,086

Total Management and Rental revenue	18,203	26.2%	14,420

Total revenue	$105,554	3.9%	$101,602

        Revenue for the three months ended June 30, 2011 increased $4.0 million, or 3.9%, from the comparable period in 2010.

Membership and Exchange

        Membership and Exchange segment revenue remained relatively flat, increasing by $0.2 million when compared to the prior year period. Total member revenue, which primarily consists of Interval Network membership fees and transactional and service fees, decreased $0.9 million, or 1.1%. This decrease was primarily due to lower transaction revenue of $0.6 million, or 1.3%, as a result of a $0.7 million decrease in transaction revenue from exchanges and Getaways and a decrease of $0.1 million in reservation servicing fees, partially offset by an increase of $0.2 million in certain other transaction related fees. The decrease in transaction revenue from exchanges and Getaways was due to a decrease of 3.6% in exchange and Getaway transaction activity, partially offset by a 2.1% increase in average fee per transaction, which reflects the continued effect of a shift in the mix and availability of exchange and Getaway inventory and changes in travel patterns.

        Total active members in the Interval Network at June 30, 2011 remained relatively flat at approximately 1.81 million members as compared to the prior year. Overall Interval Network average revenue per member decreased 0.6% to $45.24 in second quarter 2011 from $45.51 in 2010. Membership fee revenue remained relatively flat at $32.5 million, when compared to 2010. Other revenue related to our Membership and Exchange segment increased $1.0 million, or 24.1%, in the second quarter 2011 when compared to 2010 due to the acquisition of TPI in November of 2010.

Management and Rental

        Management and Rental segment revenue increased 26.2%, or $3.8 million, which included a $1.3 million, or 12.9%, increase in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners association without mark-up ("pass-through revenue"). The increase in pass-through revenue is related to our acquisition of TPI. Fee income earned from managed hotel and condominium resort properties at Aston increased $0.8 million, or 17.4%, due to an increase of 17.1% in RevPAR to $95.12 in 2011 related to an increase in both occupancy and average daily rate. Aston's occupancy rate in Hawaii has shown quarter over quarter improvement throughout 2010 and into the first half of 2011, increasing 4.9% quarter over quarter in 2011 as compared to 2010. RevPAR in Hawaii has also shown continued improvement, increasing 17.4% in the quarter from the comparable period of 2010 to $101.04, primarily due to increases in both average daily rate and occupancy, partly related to a decrease in available room nights.

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$104,029	(3.0)%	$107,279
Membership fee revenue	65,111	0.3%	64,909
Ancillary member revenue	3,781	(13.6)%	4,377

Total member revenue	172,921	(2.1)%	176,565
Other revenue	10,858	33.1%	8,158

Total Membership and Exchange revenue	183,779	(0.5)%	184,723

Management and Rental
Management fee and rental revenue	15,746	52.6%	10,318
Pass-through revenue	23,012	12.8%	20,399

Total Management and Rental revenue	38,758	26.2%	30,717

Total revenue	$222,537	3.3%	$215,440

        Revenue for the six months ended June 30, 2011 increased $7.1 million, or 3.3%, from the comparable period in 2010.

Membership and Exchange

        Membership and Exchange segment revenue decreased $0.9 million, or 0.5%, in 2011 compared to the prior year period. Total member revenue, which primarily consists of Interval Network membership fees and transactional and service fees, decreased $3.6 million, or 2.1%. This decrease was primarily due to lower transaction revenue of $3.3 million, or 3.0%, as a result of a $3.0 million decrease in transaction revenue from exchanges and Getaways and a decrease of $0.4 million in reservation servicing fees, partially offset by an increase of $0.2 million in certain other transaction related fees. The decrease in transaction revenue from exchanges and Getaways was due to a decrease of 4.8% in exchange and Getaway transaction activity, partially offset by a 1.8% increase in average fee per transaction, which reflects the continued effect of a shift in the mix and availability of exchange and Getaway inventory and changes in travel patterns.

        Overall Interval Network average revenue per member decreased 1.5% to $95.42 in 2011 from $96.85 in 2010. Membership fee revenue remained relatively flat, increasing $0.2 million, or 0.3%, when compared to 2010. Other revenue related to our Membership and Exchange segment increased $2.7 million, or 33.1%, in 2011 when compared to 2010 due to the acquisition of TPI.

Management and Rental

        Management and Rental segment revenue increased 26.2%, or $8.0 million, which included a $2.6 million, or 12.8%, increase in pass-through revenue. The increase in pass-through revenue is related to our acquisition of TPI. Fee income earned from managed hotel and condominium resort properties at Aston increased $1.9 million, or 18.7%, due to an increase of 20.3% in RevPAR to $110.37 in 2011 due to an increase in both occupancy and average daily rate. Aston's occupancy rate in Hawaii has shown period over period improvement throughout 2010 and into the first half of 2011, increasing 8.7% in 2011 as compared to 2010. RevPAR in Hawaii has also shown continued improvement, increasing 22.6% from the comparable period of 2010 to $117.60, primarily due to increases in both average daily rate and occupancy, partly related to a decrease in available room nights.

Cost of Sales

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$20,816	7.1%	$19,430
Management and Rental
Management fee and rental expenses	3,132	56.1%	2,006
Pass-through expenses	11,385	12.9%	10,086

Total Management and Rental cost of sales	14,517	20.1%	12,092

Total cost of sales	$35,333	12.1%	$31,522

As a percentage of total revenue	33.5%	7.9%	31.0%
Gross margin	66.5%	(3.6)%	69.0%
Gross margin without pass-through revenue/expenses	74.6%	(2.6)%	76.6%

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

        Cost of sales in the second quarter 2011 increased $3.8 million from 2010, consisting of an increase of $1.4 million from our Membership and Exchange segment and $2.4 million from our Management and Rental segment. Overall gross margin decreased 3.6% to 66.5% this quarter compared to 2010.

        Gross margin for the Membership and Exchange segment decreased by 2.0% as compared to the prior year. Cost of sales for this segment increased $1.4 million primarily due to a $0.8 million increase in the cost of purchased rental inventory and $0.4 million of incremental expenses related to TPI following our acquisition of TPI in November 2010. The increase in the cost of purchased rental inventory contributed to our decrease in gross margin in the second quarter 2011 as a higher percentage of our getaways utilized purchased rental inventory.

        The increase of $2.4 million in cost of sales from the Management and Rental segment was primarily attributable to increases of $1.3 million in pass-through revenue and $0.9 million in compensation and other employee related costs primarily due to our acquisition of TPI. Gross margin for this segment increased 25.4% to 20.2% for the second quarter 2011 compared to the same period in 2010. The Management and Rental segment has lower gross margins than our Membership and Exchange segment largely due to pass-through revenue of $11.4 million and $10.1 million for the quarter ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$43,462	6.2%	$40,934
Management and Rental
Management fee and rental expenses	6,382	46.0%	4,370
Pass-through expenses	23,012	12.8%	20,399

Total Management and Rental cost of sales	$29,394	18.7%	$24,769

Total cost of sales	$72,856	10.9%	$65,703

As a percentage of total revenue	32.7%	7.4%	30.5%
Gross margin	67.3%	(3.2)%	69.5%
Gross margin without pass-through revenue/expenses	75.0%	(2.3)%	76.8%

        Cost of sales increased $7.2 million from 2010, consisting of an increase of $2.5 million from our Membership and Exchange segment and $4.6 million from our Management and Rental segment. Overall gross margin decreased 3.2% to 67.3% this quarter compared to 2010.

        Gross margin for the Membership and Exchange segment decreased by 1.9% as compared to the prior year. Cost of sales for this segment increased $2.5 million primarily due to an increase of $1.9 million in the cost of purchased rental inventory and $0.7 million of incremental expenses related to TPI following our acquisition of TPI. The increase in the cost of purchased rental inventory contributed to our decrease in gross margin in the first half of 2011 as a higher percentage of our getaways utilized purchased rental inventory.

        The increase of $4.6 million in cost of sales from the Management and Rental segment was primarily attributable to an increase of $2.6 million in pass-through revenue coupled with increases of $1.7 million in other incremental expenses related to TPI. Gross margin for this segment increased 24.8% to 24.2% in 2011 compared to 2010. The Management and Rental segment has lower gross margins than our Membership and Exchange segment largely due to pass-through revenue of $23.0 million and $20.4 million for the six months ended June 30, 2011 and 2010, respectively.

Selling and marketing expense

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Selling and marketing expense	$14,042	7.0%	$13,125
As a percentage of total revenue	13.3%	3.0%	12.9%

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

        Selling and marketing expense in the second quarter 2011 increased $0.9 million from 2010, primarily due to an increase of $0.4 million in overall compensation and other employee-related costs, in part due to the inclusion of TPI employee related costs subsequent to their acquisition in November 2010, and increases in advertising and promotional expenditures of $0.2 million coupled with various other less significant cost increases.

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Selling and marketing expense	$27,874	4.6%	$26,656
As a percentage of total revenue	12.5%	1.2%	12.4%

        Selling and marketing expense in 2011 increased $1.2 million from 2010, primarily due to an increase of $0.5 million in overall compensation and other employee-related costs, in part due to the inclusion of TPI employee related costs and increases in certain advertising and promotional expenditures, coupled with various other less significant cost increases.

General and administrative expense

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
General and administrative expense	$24,160	15.4%	$20,931
As a percentage of total revenue	22.9%	11.1%	20.6%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in the second quarter 2011 increased $3.2 million from 2010, primarily due to $1.0 million of lower net currency gains related to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than the functional currency, an increase of $0.9 million in overall compensation and other employee-related costs, higher IT maintenance and support services expense of $0.3 million and an increase in professional fees of $0.6 million, of which $0.4 million relates to legal fees associated with an Aston legal proceeding.

        The increase of $0.9 million in overall compensation and other employee-related costs was primarily due to $0.8 million of incremental expenses related to TPI employees, and $0.3 million lower capitalized internal labor costs pertaining to internally developed software subsequent to the launch of our new proprietary membership platform in November 2010, partially offset by a decrease in employee related health and welfare insurance expense.

        General and administrative related non-cash compensation expense in the second quarter 2011 increased $0.2 million, or 10.6%, primarily related to annual awards granted in March 2010 and March 2011. As of June 30, 2011, ILG had approximately $19.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 1.7 years.

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
General and administrative expense	$48,475	12.2%	$43,221
As a percentage of total revenue	21.8%	8.6%	20.1%

        General and administrative expense increased $5.3 million from 2010, primarily due to $1.0 million of lower net currency gains related to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than the functional currency, an increase of $2.5 million in overall compensation and other employee-related costs, in addition to increases of $0.5 million in IT maintenance and support services and of $0.7 million in professional fees, of which $0.5 million relates to legal fees associated with an Aston legal proceeding.

        The increase of $2.5 million in overall compensation and other employee-related costs was primarily due to $1.5 million of incremental expenses related to TPI employees and $0.8 million less of capitalized internal labor costs pertaining to internally developed software subsequent to the launch of our new proprietary membership platform in November 2010, partially offset by a decrease in employee related health and welfare insurance expense.

        General and administrative related non-cash compensation expense in 2011 increased $0.6 million, or 14.4%, primarily related to annual awards granted in March 2010 and March 2011.

Amortization Expense of Intangibles

For the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands)			(Dollars in thousands)
Amortization	$6,805	3.5%	$6,575	$13,618	3.6%	$13,150
As a percentage of total revenue	6.4%	(0.4)%	6.5%	6.1%	N/M	6.1%

        Amortization expense of intangibles for the three and six months ended June 30, 2011 was consistent with the comparable 2010 period other than incremental amortization expense pertaining to recognized intangible assets related to the acquisition of TPI.

Depreciation Expense

For the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands)			(Dollars in thousands)
Depreciation	$3,397	30.6%	$2,601	$6,687	32.4%	$5,049
As a percentage of total revenue	3.2%	25.7%	2.6%	3.0%	28.2%	2.3%

        Depreciation expense for the three and six months ended June 30, 2011 as compared to 2010 increased $0.8 million and $1.6 million, respectively, primarily due to depreciable assets related to IT initiatives that were placed in service subsequent to June 30, 2010.

Operating Income

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$23,058	(18.6)%	$28,322
Management and Rental	(1,241)	(15.8)%	(1,474)

Total operating income	$21,817	(18.7)%	$26,848

As a percentage of total revenue	20.7%	(21.8)%	26.4%

        Operating income in the second quarter 2011 decreased $5.0 million from the comparable period in 2010 consisting of a decrease of $5.3 million from our Membership and Exchange segment, partly offset by an increase of $0.2 million from our Management and Rental segment.

        Operating income for our Membership and Exchange segment decreased $5.3 million to $23.1 million in the second quarter 2011 from $28.3 million in 2010 largely due to a contraction in gross margin at Interval during the quarter and increases in other operating expenses and depreciation expense, as further discussed in preceding sections.

        The increase in operating income of $0.2 million at our Management and Rental segment is primarily due to an increase in gross profit at Aston and the inclusion of TPI in our results of operations, partly offset by an increase in general and administrative expense largely attributable to the inclusion of TPI's general and administrative expenses and legal fees at Aston associated with a legal proceeding.

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$53,252	(15.5)%	$63,018
Management and Rental	(225)	(83.4)%	(1,357)

Total operating income	$53,027	(14.0)%	$61,661

As a percentage of total revenue	23.8%	(16.7)%	28.6%

        Operating income for the first six months of 2011 decreased $8.6 million from the comparable period in 2010 consisting of a decrease of $9.8 million from our Membership and Exchange segment, partly offset by an increase of $1.1 million from our Management and Rental segment.

        Operating income for our Membership and Exchange segment decreased $9.8 million to $53.3 million in the first six months of 2011 from $63.0 million in 2010 largely due to a contraction in gross margin at Interval during the first half of 2011 and increases in other operating expenses and depreciation expense, as further discussed in preceding sections.

        The increase in operating income of $1.1 million at our Management and Rental segment is primarily due to an increase in gross profit at Aston and the inclusion of TPI in our results of operations, partly offset by an increase in general and administrative expense largely attributable to the inclusion of TPI's general and administrative expenses and legal fees at Aston associated with a legal proceeding.

Earnings Before Interest, Taxes, Depreciation and Amortization

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting."

	Three Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$34,267	(10.6)%	$38,327
Management and Rental	612	146.8%	248

Total EBITDA	$34,879	(9.6)%	$38,575

As a percentage of total revenue	33.0%	(13.0)%	38.0%

        EBITDA in the second quarter 2011 decreased $3.7 million from 2010, or 9.6%, consisting of a decrease of $4.1 million from our Membership and Exchange segment, partly offset by an increase of $0.4 million from our Management and Rental segment.

        EBITDA from our Membership and Exchange segment decreased $4.1 million to $34.3 million in the second quarter 2011 from $38.3 million in 2010. The decrease in this segment is due primarily to a decrease in gross profit of $1.2 million and increases in other operating expenses, primarily general and administrative.

        The decrease of $1.2 million in gross profit can be attributed to a decrease in exchange and Getaway transaction activity partially related to a shift in the mix and availability of exchange and Getaway inventory, changes in travel patterns, and increased costs of purchased rental inventory. The increase in general and administrative expense reflects $1.0 million of lower net currency gains related to foreign currency remeasurements, as previously discussed. Excluding these net gains in foreign currency, the increase in general and administrative expense in this segment is largely attributable to the inclusion of general and administrative expenses from TPI, and increases at Interval of $0.2 million in IT maintenance and support services and $0.2 million in IT related professional fees.

        EBITDA from our Management and Rental segment increased $0.4 million to $0.6 million in the second quarter 2011 from $0.2 million in 2010. The increase in this segment is due primarily to an increase in gross profit delivered as a result of an increase in Aston's RevPAR in the quarter compared to 2010 and the inclusion of TPI in our results of operations, partly offset by an increase in general and administrative expense largely due to the inclusion of TPI's general and administrative expenses and $0.4 million in legal fees associated with an Aston legal proceeding.

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting."

	Six Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$75,673	(8.7)%	$82,841
Management and Rental	3,565	72.7%	2,064

Total EBITDA	$79,238	(6.7)%	$84,905

As a percentage of total revenue	35.6%	(9.7)%	39.4%

        EBITDA for the first six months of 2011 decreased $5.7 million from 2010, or 6.7%, consisting of a decrease of $7.2 million from our Membership and Exchange segment, partly offset by an increase of $1.5 million from our Management and Rental segment.

        EBITDA from our Membership and Exchange segment decreased $7.2 million to $75.7 million in the first six months of 2011 from $82.8 million in 2010. The decrease in this segment is due primarily to a decrease in gross profit and increases in other operating expenses, primarily general and administrative expenses.

        The $3.5 million decrease in gross profit can be attributed to a decrease in exchange and Getaway transaction activity partially related to a shift in the mix and availability of exchange and Getaway inventory, changes in travel patterns, and increased costs of purchased rental inventory. The increase in general and administrative expense reflects $1.0 million of lower net currency gains related to foreign currency remeasurements, as previously discussed. Excluding these prior year foreign currency net gains, the increase in general and administrative expense in this segment is largely attributable to the inclusion of general and administrative expenses from TPI, and increases at Interval of $0.3 million in IT maintenance and support services and $0.8 million in IT related professional fees.

        EBITDA from our Management and Rental segment increased $1.5 million to $3.6 million in the first six months of 2011 from $2.1 million in 2010. The increase in this segment is due primarily to an increase in gross profit of $3.4 million delivered as a result of an increase in Aston's RevPAR in 2011 compared to 2010 and the inclusion of TPI in our results of operations, partly offset by an increase in general and administrative expense largely due to the inclusion of TPI's general and administrative expenses and $0.5 million in legal fees associated with an Aston legal proceeding.

Other income (expense), net

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Interest income	$266	112.8%	$125
Interest expense	(9,140)	(0.3)%	(9,170)
Other income (expense), net	(570)	229.3%	441

        Interest income increased $0.1 million in the second quarter 2011 compared to 2010 primarily as a result of interest earned on loans issued during the second quarter 2011.

        Interest expense primarily relates to interest and amortization of debt costs on the indebtedness incurred in connection with the spin-off. The senior notes were initially recorded with an original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $0.6 million and $0.5 million was amortized in the second quarter 2011 and 2010, respectively. Interest expense was relatively flat in the second quarter 2011 compared to 2010.

        Other income (expense), net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange net loss for the three months ended June 30, 2011 was $0.6 million while the three months ended June 30, 2010 experienced a net gain of $0.4 million. The unfavorable fluctuations in the second quarter 2011 were principally driven by U.S. dollar positions held at June 30, 2011 affected by the weaker dollar compared to the Colombian peso and the Mexican peso. Favorable fluctuations in foreign currency exchange rates caused a net gain during the three months ended June 30, 2010. The favorable fluctuations in second quarter 2010 were principally driven by U.S. dollar positions held at June 30, 2010 affected by the stronger dollar compared to the Mexican peso.

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Interest income	$387	90.6%	$203
Interest expense	(18,106)	(0.4)%	(18,184)
Other expense, net	(1,730)	490.4%	(293)

        Interest income increased $0.2 million in the first six months of 2011 compared to 2010 primarily as a result of interest earned on loans issued during the second quarter 2011.

        Interest expense primarily relates to interest and amortization of debt costs on the indebtedness incurred in connection with the spin-off. The senior notes were initially recorded with an original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $1.2 million and $1.1 million was amortized in the first six months of 2011 and 2010, respectively. Interest expense was relatively flat in the second quarter 2011 compared to 2010.

        Other expense, net primarily relates to net losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange net loss for the six months ended June 30, 2011 and 2010 was $1.5 million and $0.3 million, respectively. The unfavorable fluctuations in the six months ended June 30, 2011 were principally driven by U.S. dollar positions held at June 30, 2011 affected by the weaker dollar compared to the Colombian peso, the Mexican peso and the British pound. The unfavorable fluctuations in the six months ended June 30, 2010 were principally driven by U.S. dollar positions held at June 30, 2010 affected by the weaker dollar compared to the Colombian peso and the Mexican peso, partly offset by the stronger dollar compared to the British pound.

Income Tax Provision

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

        For the three months ended June 30, 2011 and 2010, ILG recorded income tax provisions for continuing operations of $4.9 million and $6.9 million, respectively, which represent effective tax rates of 39.4% and 38.0%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended June 30, 2011, the effective tax rate increased due to income taxes associated with the effect of changes in tax laws in certain states that were enacted during the quarter.

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

        For the six months ended June 30, 2011 and 2010, ILG recorded income tax provisions for continuing operations of $12.9 million and $16.7 million, respectively, which represent effective tax rates of 38.4%. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the six months ended June 30, 2011, the effective tax rate increased due to income taxes associated with the effect of changes in tax laws in certain states that were enacted during the second quarter of 2011. However, this increase was counteracted by a decrease of other income tax items during the first quarter of 2011, which includes the decrease in unrecognized tax benefits associated with the expiration of the statute of limitations related to foreign taxes.

        As of June 30, 2011 and December 31, 2010, ILG had unrecognized tax benefits of $0.9 million and $1.0 million, respectively. There were no material increases or decreases in unrecognized tax benefits for the three months ended June 30, 2011. During the six months ended June 30, 2011, the unrecognized tax benefits decreased by approximately $0.1 million during the first quarter of 2011 as a result of the expiration of the statute of limitations related to foreign taxes. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and six months ended June 30, 2011. During the six months ended June 30, 2011, interest and penalties decreased by approximately $0.1 million during the first quarter of 2011 as a result of the expiration of the statute of limitations related to foreign taxes. As of June 30, 2011, ILG had accrued $0.8 million for interest and penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to foreign taxes. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

        By virtue of previously filed separate company and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under the Tax Sharing Agreement, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. The IRS is also currently examining ILG's Federal consolidated tax return for the short period following the spin-off and ended December 31, 2008. This examination is expected to be completed prior to the expiration of the statute of limitations in 2012. Additionally, ILG received a notice from the State of Florida that the consolidated state tax return for the short period following the spin-off and ended December 31, 2008 as well as for the tax year ended December 31, 2009, will be examined. The Florida statute of limitations for the short period following the spin-off and ended December 31, 2008 and for the tax year ended December 31, 2009 has been extended to 2013 and 2014, respectively.

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

        During the first quarter of 2011, the U.K. government released its 2011 Budget, where it also indicated that it intends to enact future reductions in the corporate tax rate of 1% each year until the rate reaches 23% on April 1, 2014. Included in the U.K. Finance Bill 2011 is a further decrease in the corporate income tax rate to 26%, effective from April 1, 2011, and a decrease to 25% effective from April 1, 2012. The rate reductions to 26% and 25% have not yet been enacted, but are expected during 2011. If enacted, the reduction to 26% will be retroactively applied to April 1, 2011. The further rate changes discussed in the Budget, to 24% and 23%, are expected to be included in future Finance Bills. These future corporate income tax rate reductions are expected to have a similar impact on our financial statements as in 2010, outlined above, however the actual impact will be dependent on the actual amount of the rate decrease enacted and on our deferred tax position at that time.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2011, we had $213.1 million of cash and cash equivalents and restricted cash and cash equivalents, including $60.5 million of U.S. dollar equivalent cash deposits held in foreign jurisdictions, principally the U.K. which are subject to changes in foreign exchange rates. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is our primary source of liquidity. We believe that our cash on hand along with our anticipated operating future cash flows and availability under our $50.0 million revolving credit facility are sufficient to fund our operating needs, capital expenditures, development and expansion of our operations, debt service, investments and other commitments and contingencies for at least the next twelve months. However, our operating cash flow may be impacted by macroeconomic factors outside of our control.

Cash Flows Discussion

        Net cash provided by operating activities decreased to $56.8 million in the six months ended June 30, 2011 from $59.3 million in the same period of 2010. The decrease of $2.5 million from 2010 was principally due to higher cash expenses, partly offset by lower income taxes paid of $5.5 million.

        Net cash used in investing activities of $20.5 million in the six months ended June 30, 2011 related to disbursements totaling $14.5 million for loans to third parties and to capital expenditures of $6.0 million primarily related to IT initiatives. The loans are secured and mature in 2014. Interest on these loans is due monthly and as of June 30, 2011, an additional $2.5 million is available to be drawn. In connection with obtaining or extending business relationships with our clients, on occasion we provide loans or make other payments. In the six months ended June 30, 2010, net cash used in investing activities was $7.9 million which primarily related to capital expenditures for IT initiatives. The decrease in capital expenditures in 2011 from 2010 is due to less capitalized expenditures pertaining to internally developed software subsequent to the launch of our new proprietary membership platform in November 2010.

        Net cash used in financing activities of $10.7 million in the six months ended June 30, 2011 was principally due to voluntary principal prepayments totaling $10.0 million on the term loan and vesting of restricted stock units, net of withholding taxes, partially offset by excess tax benefits from stock-based awards and proceeds from the exercise of stock options. In the six months ended June 30, 2010, net cash used in financing activities of $20.3 million was principally due to principal payments totaling $20.0 million on the term loan and vesting of restricted stock units, net of withholding taxes, partially offset by excess tax benefits from stock-based awards and proceeds from the exercise of warrants and stock options.

        We have a senior secured credit facility which matures on July 25, 2013 and consists of a $50.0 million revolving credit facility (the "Revolver") and $150.0 million term loan (the "Term Loan"). During 2010, we paid $40.0 million of principal payments on the Term Loan, which included voluntary prepayments of scheduled principal payments through December 31, 2011 and $18.3 million applied pro rata to the remaining scheduled principal payments. During the first six months of 2011, we paid $10.0 million of principal payments on the term loan which included voluntary prepayments of scheduled principal payments through June 30, 2012 and $1.3 million which was applied pro rata to the remaining scheduled principal payments. As of June 30, 2011, we had $66.0 million outstanding on the Term Loan. The remaining principal amount of the Term Loan is payable quarterly through July 25, 2013 ($4.3 million quarterly for fiscal year 2012, excluding the first and second quarter 2012 which has been voluntarily pre-paid, and approximately $19.1 million quarterly thereafter) There have been no borrowings under the Revolver through June 30, 2011.

        In addition, on August 19, 2008, we issued $300.0 million of aggregate principal amounts of 9.5% Senior Notes due 2016 (the "Interval Senior Notes"), reduced by the original issue discount of

$23.5 million of which $17.2 million remains unamortized at June 30, 2011. The secured credit facility effectively ranks prior to the Interval Senior Notes to the extent of the value of the assets that secure it.

        Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rates per annum applicable to loans under the senior secured credit facility are, at the Issuer's option, equal to ether a base rate or a LIBOR rate plus an applicable margin, which varies with the total leverage ratio of the Issuer. As of June 30, 2011, the applicable margin was 2.50% per annum for LIBOR term loans, 2.00% per annum for LIBOR revolving loans, 1.50% per annum for base rate term loans and 1.00% per annum for base rate revolving loans. The revolving credit facility has a facility fee of 0.50%

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants, requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated EBITDA, as defined in the credit agreement (3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (3.00 from January 1, 2010 and thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of June 30, 2011, we were in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.49 and 4.44, respectively.

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At June 30, 2011, guarantees, surety bonds and letters of credit totaled $18.7 million. Guarantees represent $15.9 million of this total and primarily relate to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the Aston management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of June 30, 2011, amounts are not expected to be significant, individually or in the aggregate. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of June 30, 2011, amounts pending reimbursements are not significant.

Contractual Obligations and Commercial Commitments

        Contractual obligations and commercial commitments at June 30, 2011 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$366,000	$—	$66,000	$—	$300,000
Debt interest(a)	151,216	30,600	58,866	57,000	4,750
Purchase obligations(b)	24,911	8,962	7,401	8,488	60
Unused commitment on a loan receivable	2,500	2,500	—	—	—
Operating leases	60,999	10,602	16,708	12,958	20,731

Total contractual obligations	$605,626	$52,664	$148,975	$78,446	$325,541

(a)
Debt principal and debt interest represent principal and interest to be paid on our Term Loan, Interval Senior Notes and certain fees associated with our credit facility. Interest on the Term Loan is calculated using the prevailing rates as of June 30, 2011.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$18,657	$7,757	$4,149	$3,220	$3,531

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

RECONCILIATION OF EBITDA

        The following tables reconcile EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three and six months ended June 30, 2011 and 2010 (in thousands). The noncontrolling interest relates to the Management and Rental segment.

	For the Three Months Ended June 30, 2011
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Membership and Exchange	$34,267	$(2,622)	$(3,162)	$(5,425)	$23,058
Management and Rental	612	(238)	(235)	(1,380)	(1,241)

Total	$34,879	$(2,860)	$(3,397)	$(6,805)	21,817

Interest expense, net					(8,874)
Other expense, net					(570)

Earnings before income taxes and noncontrolling interest					12,373
Income tax provision					(4,875)

Net income					7,498
Net loss attributable to noncontrolling interest					4

Net income attributable to common stockholders					$7,502

	For the Three Months Ended June 30, 2010
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Membership and Exchange	$38,327	$(2,365)	$(2,383)	$(5,257)	$28,322
Management and Rental	248	(186)	(218)	(1,318)	(1,474)

Total	$38,575	$(2,551)	$(2,601)	$(6,575)	26,848

Interest expense, net					(9,045)
Other income, net					441

Earnings before income taxes and noncontrolling interest					18,244
Income tax provision					(6,927)

Net income					11,317
Net loss attributable to noncontrolling interest					3

Net income attributable to common stockholders					$11,320

	For the Six Months Ended June 30, 2011
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Membership and Exchange	$75,673	$(5,383)	$(6,189)	$(10,849)	$53,252
Management and Rental	3,565	(523)	(498)	(2,769)	(225)

Total	$79,238	$(5,906)	$(6,687)	$(13,618)	53,027

Interest expense, net					(17,719)
Other expense, net					(1,730)

Earnings before income taxes and noncontrolling interest					33,578
Income tax provision					(12,882)

Net income					20,696
Net loss attributable to noncontrolling interest					1

Net income attributable to common stockholders					$20,697

	For the Six Months Ended June 30, 2010
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Membership and Exchange	$82,841	$(4,666)	$(4,643)	$(10,514)	$63,018
Management and Rental	2,064	(379)	(406)	(2,636)	(1,357)

Total	$84,905	$(5,045)	$(5,049)	$(13,150)	61,661

Interest expense, net					(17,981)
Other expense, net					(293)

Earnings before income taxes and noncontrolling interest					43,387
Income tax provision					(16,657)

Net income					26,730
Net loss attributable to noncontrolling interest					3

Net income attributable to common stockholders					$26,733

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

        In addition, we are exposed to foreign currency risk related to transactions and/or assets and liabilities denominated in a currency other than the functional currency. Historically, we have not hedged currency risks. For the three and six months ended June 30, 2011, operating foreign exchange net loss was $0.2 million, attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency. Non-operating foreign exchange net loss for the three months ended June 30, 2011 was $0.6 million while the three months ended June 30, 2010 experienced a net gain of $0.4 million, both attributable to cash held in certain countries in currencies other than their functional currency. Non-operating foreign exchange net loss for the six months ended June 30, 2011 and 2010 was $1.5 million and $0.3 million, respectively.

        The unfavorable fluctuations in the second quarter 2011 were principally driven by U.S. dollar positions held at June 30, 2011 affected by the weaker dollar compared to the Colombian peso and Mexican peso. Favorable fluctuations in foreign currency exchange rates caused a net gain during the three months ended June 30, 2010. The favorable fluctuations in second quarter 2010 were principally driven by U.S. dollar positions held at June 30, 2010 affected by the stronger dollar compared to the Mexican peso. The unfavorable fluctuations in the six months ended June 30, 2011 were principally driven by U.S. dollar positions held at June 30, 2011 affected by the weaker dollar compared to the Colombian peso, the Mexican peso and the British pound. The unfavorable fluctuations in the six months ended June 30, 2010 were principally driven by U.S. dollar positions held at June 30, 2010 affected by the weaker dollar compared to the Colombian peso and the Mexican peso, partly offset by the stronger dollar compared to the British pound.

        As we increase our operations in international markets we become increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three and six months ended June 30, 2011 would result in an approximate change to revenue of $0.8 million and $1.8 million, respectively. There have been no material quantitative changes in market risk exposures since December 31, 2010.

Interest Rate Risk

        At June 30, 2011, we had $66.0 million outstanding under the Term Loan. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.7 million. Additionally, at June 30, 2011, we had $300.0 million (face amount) of Interval Senior Notes that bear interest at a fixed amount. As market rates have declined, the required payments on the fixed rate debt have exceeded those based on market rates. Based on our mix of fixed rate and floating rate debt and cash balances, we do not currently hedge our interest rate exposure. There have been no material quantitative changes in market risk exposures since December 31, 2010.

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

 PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

        On December 2, 2010, RHAC, LLC filed a demand for arbitration with the American Arbitration Association ("AAA") in New York City and served upon Aston its Notice of Intent to Arbitrate in connection with the Aston Waikiki Beach Hotel Management Agreement between RHAC and Aston. In the demand, RHAC sought declaratory relief regarding the appropriate standards for specified performance criteria required of Aston in the agreement, whether Aston failed to meet such performance criteria or had defenses for any such failure and RHAC's prospective right to terminate the agreement. Also, on December 2, 2010, Aston initiated an action in Circuit Court of the First Circuit, State of Hawaii, captioned as Aston Hotels & Resorts, LLC v. RHAC, LLC, Index No. 10-1-2600-12 (PWB) (the "Hawaii Action"), in which Aston sought specific enforcement of the agreement and other declaratory relief. In the Hawaii Action, RHAC has filed a motion to compel arbitration of Aston's claims as part of RHAC's AAA arbitration in New York and to dismiss the complaint, and Aston has filed a motion to permanently stay RHAC's AAA arbitration in New York, citing RHAC's agreement to arbitrate all disputes (other than those involving a claim of five million dollars or greater) regarding the construction of the Agreement before Dispute, Prevention & Resolution, Inc., in Hawaii and noting that RHAC's demand seeks declaratory relief that does not involve a claim of five million dollars or greater. A hearing was held for both RHAC's and Aston's motions in the Hawaii Action on February 9, 2011. In July 2011, the parties entered into a settlement and both the Hawaii Action and the arbitration were dismissed. The terms of the settlement provide for mutually satisfactory amendments to the specified performance criteria and waive any failure to meet the specified performance criteria for prior years.

Item 1A.    Risk Factors

        The following risk factor supplements the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010:

Risks related to advances and extensions of credit

        In connection with obtaining or extending business relationships with our clients, on occasion we provide loans, advances and other credit to them. To the extent that these clients are unable to repay these amounts and they are not fully secured by collateral, our results of operations could be materially adversely affected.

Items 2-5.    Not applicable.

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.
3.2	Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG's Quarterly Report on Form 10-Q, filed on August 11, 2009.

Exhibit Number	Description	Location
3.3	Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on September 27, 2010.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.3†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.3††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†
Filed herewith.

††
Furnished herewith.

*
Pursuant to applicable securities laws and regulations, the registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2011

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
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2011 (Unaudited)
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