Form 10-Q
period 2011-09-30
Interval Leisure Group, Inc.
filed 2011-11-04
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 4, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
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

        As of November 1, 2011, 56,013,887 shares of the registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$106,713	$100,488	$329,250	$315,928
Cost of sales	34,708	31,175	107,564	96,878

Gross profit	72,005	69,313	221,686	219,050
Selling and marketing expense	13,341	12,533	41,215	39,189
General and administrative expense	23,256	22,802	71,731	66,023
Amortization expense of intangibles	6,830	6,575	20,448	19,725
Depreciation expense	3,319	2,644	10,006	7,693

Operating income	25,259	24,759	78,286	86,420
Other income (expense):
Interest income	433	120	820	323
Interest expense	(8,762)	(8,847)	(26,868)	(27,031)
Other income (expense), net	2,488	(702)	758	(995)

Total other expense, net	(5,841)	(9,429)	(25,290)	(27,703)

Earnings before income taxes and noncontrolling interest	19,418	15,330	52,996	58,717
Income tax provision	(7,982)	(6,038)	(20,864)	(22,695)

Net income	11,436	9,292	32,132	36,022
Net loss (income) attributable to noncontrolling interest	(2)	—	(1)	3

Net income attributable to common stockholders	$11,434	$9,292	$32,131	$36,025

Earnings per share attributable to common stockholders:
Basic	$0.20	$0.16	$0.56	$0.63
Diluted	$0.20	$0.16	$0.55	$0.63
Weighted average number of common stock outstanding:
Basic	57,245	56,993	57,302	56,835
Diluted	57,861	57,722	58,085	57,631

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$190,952	$180,502
Restricted cash and cash equivalents	3,108	4,118
Accounts receivable, net of allowance of $358 and $213, respectively	28,665	24,420
Deferred income taxes	17,875	19,865
Deferred membership costs	12,549	11,775
Prepaid income taxes	1,739	8,539
Prepaid expenses and other current assets	23,358	23,527

Total current assets	278,246	272,746
Property and equipment, net	50,778	50,900
Goodwill	488,027	488,027
Intangible assets, net	105,622	120,470
Deferred membership costs	13,978	16,108
Deferred income taxes	5,850	5,767
Other non-current assets	35,173	24,366

TOTAL ASSETS	$977,674	$978,384

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$10,073	$11,302
Deferred revenue	97,457	94,651
Interest payable	2,619	9,745
Accrued compensation and benefits	11,527	14,941
Member deposits	9,324	9,692
Accrued expenses and other current liabilities	44,403	38,787
Current portion of long-term debt	—	—

Total current liabilities	175,403	179,118
Long-term debt, net of current portion	344,436	357,576
Other long-term liabilities	11,691	11,697
Deferred revenue	123,156	124,928
Deferred income taxes	82,823	83,434

Total liabilities	737,509	756,753

Redeemable noncontrolling interest	420	419
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock – authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock – authorized 300,000,000 shares; $0.01 par value; issued 57,710,379 and 57,099,615 shares, respectively	577	571
Treasury stock – 1,570,687 shares at cost	(19,258)	—
Additional paid-in capital	170,746	164,162
Retained earnings	100,691	68,560
Accumulated other comprehensive loss	(13,011)	(12,081)

Total stockholders' equity	239,745	221,212

TOTAL LIABILITIES AND EQUITY	$977,674	$978,384

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

		Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
	Total Stockholders' Equity					Additional Paid-in Capital	Retained Earnings
		Amount	Shares	Amount	Shares
Balance as of December 31, 2010	$221,212	$571	57,099,615	$—	—	$164,162	$68,560	$(12,081)
Comprehensive income:
Net income attributable to common stockholders	32,131	—	—	—	—	—	32,131	—
Foreign currency translation losses, net	(930)	—	—	—	—	—	—	(930)

Comprehensive income	31,201
Non-cash compensation expense	8,840	—	—	—	—	8,840	—	—
Issuance of common stock upon exercise of stock options	456	—	48,164	—	—	456	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(3,511)	6	562,600	—	—	(3,517)	—	—
Change in excess tax benefits from stock-based awards	841	—	—	—	—	841	—	—
Deferred stock compensation expense	(36)	—	—	—	—	(36)	—	—
Treasury stock purchases	(19,258)	—	(1,570,687)	(19,258)	1,570,687	—	—	—

Balance as of September 30, 2011	$239,745	$577	56,139,692	$(19,258)	1,570,687	$170,746	$100,691	$(13,011)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$32,132	$36,022
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	20,448	19,725
Amortization of debt issuance costs	1,371	1,834
Depreciation expense	10,006	7,693
Accretion of original issue discount	1,860	1,676
Non-cash compensation expense	8,840	7,638
Deferred income taxes	1,374	3,770
Excess tax benefits from stock-based awards	(1,272)	(966)
Change in fair value of contingent consideration	1,159	—
Changes in operating assets and liabilities:
Accounts receivable	(4,432)	(2,085)
Prepaid expenses and other current assets	161	1,457
Accounts payable and other current liabilities	(7,759)	(10,486)
Prepaid income taxes and income taxes payable	7,360	(1,912)
Deferred revenue	1,709	2,751
Other, net	3,900	4,553

Net cash provided by operating activities	76,857	71,670

Cash flows from investing activities:
Changes in restricted cash	—	372
Capital expenditures	(9,916)	(12,872)
Investment in loans receivable	(16,150)	—
Acquisition of assets	(5,600)	—

Net cash used in investing activities	(31,666)	(12,500)

Cash flows from financing activities:
Principal payments on term loan	(15,000)	(30,000)
Treasury stock purchases	(17,585)	—
Proceeds from the exercise of stock options	456	350
Proceeds from the exercise of warrants	—	249
Vesting of restricted stock units, net of withholding taxes	(3,472)	(2,509)
Excess tax benefits from stock-based awards	1,272	966

Net cash used in financing activities	(34,329)	(30,944)

Effect of exchange rate changes on cash and cash equivalents	(412)	811

Net increase in cash and cash equivalents	10,450	29,037
Cash and cash equivalents at beginning of period	180,502	160,014

Cash and cash equivalents at end of period	$190,952	$189,051

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$30,176	$30,276
Income taxes, net of refunds	$12,122	$20,839

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

        In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual prior period presented is required to reflect the correction of the period-specific effects of the error, if material. Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified misstatements are immaterial to ILG's individual prior period consolidated financial statements, however, the cumulative correction of the prior period errors would be material to our current year consolidated financial statements. Consequently, we have restated the accompanying consolidated balance sheet as of December 31, 2010 and the opening December 31, 2010 balances presented in our consolidated statement of stockholders' equity as of September 30, 2011, appearing

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

        The cumulative after-tax effect of the prior period misstatements of approximately $3.6 million (net of tax of $2.1 million) was recorded as a reduction to retained earnings in our accompanying consolidated balance sheet as of December 31, 2010 and the opening December 31, 2010 balances presented in our consolidated statement of stockholders' equity as of September 30, 2011. The

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

Seasonality

        Revenue at ILG is influenced by the seasonal nature of travel. The Membership and Exchange businesses recognize exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. The Management and Rental businesses recognize rental revenue based on occupancy, with the first and third quarters generally generating higher revenue and the second and fourth quarters generally generating lower revenue.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2010 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the nine months ended September 30, 2011.

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

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units ("RSUs") using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 1.6 million stock options and RSUs for the three and nine

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

months ended September 30, 2011 and 1.4 million stock options and RSUs for the three and nine months ended September 30, 2010, as the effect of their inclusion would have been antidilutive to earnings per share.

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic weighted average shares of common stock outstanding	57,245	56,993	57,302	56,835
Net effect of common stock equivalents assumed to be vested related to RSUs	602	686	759	744
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	14	43	24	52

Diluted weighted average shares of common stock outstanding	57,861	57,722	58,085	57,631

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

        In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, "Testing Goodwill for Impairment" (amendments to ASC Topic 320-20, "Goodwill") ("ASU 2011-08"). ASU 2011-08 amends the testing of goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If entities determine, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is below the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units and it does not revise the requirement to test goodwill annually for impairment. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted this guidance as of October 1, 2011. The adoption of ASU 2011-08 will not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of other comprehensive income ("OCI") or two separate but consecutive statements. The ASU does not change the items that must be reported in OCI and does not require any incremental disclosures. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial statements. Early adoption is permitted. While the guidance will impact the presentation within our financial statements, we do not anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS")" ("ASU 2011-04"). ASU 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS and provides clarification about the application of existing fair value measurement and disclosure requirements. The ASU also expands certain other disclosure requirements, particularly pertaining to Level 3 fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. Early application is not permitted. We are currently assessing the future impact, if any, of this new accounting update to our consolidated financial statements.

Adopted Accounting Pronouncements

        In April 2011, the FASB issued ASU 2011-02, "A Creditor's Determination of Whether Restructuring Is a Troubled Debt Restructuring" ("ASU 2011-02"). ASU 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. Specifically, creditors are required to consider whether the debtor is experiencing financial difficulties or whether the creditor has granted a concession. This guidance was effective for us for the first interim period beginning on or after June 15, 2011. We are required to apply this ASU retrospectively for all modifications and restructuring activities that have occurred from January 1, 2011. We adopted this guidance as of July 1, 2011. The adoption of ASU 2011-02 as of July 1, 2011 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

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

SEPTEMBER 30, 2011

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements," (amendments to ASC Topic 820, "Fair Value Measurements and Disclosures") ("ASU 2010-06") which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. As of January 1, 2010, we adopted the requisite disclosures regarding significant transfers between Level 1 and 2 fair value measurements, which was effective for annual reporting periods beginning after December 15, 2009. As of January 1, 2011, we adopted the required Level 3 reconciliation disclosures which were effective for annual periods beginning after December 15, 2010. The full adoption of ASU 2010-06 as of January 1, 2011 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

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

SEPTEMBER 30, 2011

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

        From the date of our last impairment test, October 1, 2010, through September 30, 2011, we did not identify any triggering events that would more likely than not reduce the fair value of either of our reporting units below its carrying value which would have required an interim impairment test.

        The balance of goodwill and other intangible assets, net is as follows (in thousands):

	September 30, 2011	December 31, 2010
Goodwill	$488,027	$488,027
Other intangible assets with indefinite lives	37,616	37,616
Intangible assets with definite lives, net	68,006	82,854

Total goodwill and other intangible assets, net	$593,649	$608,497

        There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2011. Goodwill related to the Membership and Exchange and Management and Rental segments (each a reporting unit) was $480.6 million and $7.4 million as of September 30, 2011 and December 31, 2010, respectively.

Other Intangible Assets

        Intangible assets with indefinite lives relate principally to tradenames and trademarks. At September 30, 2011, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(116,833)	$12,667
Purchase agreements	75,879	(66,706)	9,173
Resort management contracts	53,766	(14,603)	39,163
Technology	24,726	(24,657)	69
Other	17,427	(10,493)	6,934

Total	$301,298	$(233,292)	$68,006

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

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

        Amortization of intangible assets with definite lives is computed primarily on a straight-line basis. Total amortization expense for intangible assets with definite lives was $6.8 million and $6.6 million for the three months ended September 30, 2011 and 2010, respectively, and $20.4 million and $19.7 million for the nine months ended September 30, 2011 and 2010, respectively. Based on December 31, 2010 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2011	$27,184
2012	20,828
2013	5,447
2014	5,291
2015	5,183
2016 and thereafter	18,921

$82,854

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	September 30, 2011	December 31, 2010
Computer equipment	$19,155	$18,189
Capitalized software	72,359	67,054
Buildings and leasehold improvements	21,328	21,222
Furniture and other equipment	11,585	11,088
Projects in progress	2,913	1,128

	127,340	118,681
Less: accumulated depreciation and amortization	(76,562)	(67,781)

Total property and equipment, net	$50,778	$50,900

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 5—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	September 30, 2011	December 31, 2010
9.5% Interval Senior Notes, net of unamortized discount of $16,564 and $18,424, respectively	$283,436	$281,576
Term loan (interest rate of 2.74% at September 30, 2011 and 2.76% at December 31, 2010)	61,000	76,000
Revolving credit facility	—	—

Total debt	344,436	357,576
Less: current maturities	—	—

Total long-term debt, net of current maturities	$344,436	$357,576

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

Senior Secured Credit Facility

        In connection with the spin-off of ILG, on July 25, 2008, the Issuer entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan (the "Term Loan"), of which $61.0 million is outstanding at September 30, 2011, and a $50.0 million revolving credit facility.

        As of September 30, 2011, the remaining principal amount of the Term Loan is payable quarterly through July 25, 2013 ($4.3 million for the fourth quarter of fiscal year 2012 and approximately $18.9 million quarterly thereafter). During 2010, we paid $40.0 million of principal payments on the Term Loan, which included voluntary prepayments of scheduled principal payments through December 31, 2011 and $18.3 million applied pro rata to the remaining scheduled principal payments. During the first nine months of 2011, we paid a total of $15.0 million of principal payments on the term loan which included a voluntary prepayment of the March 31, 2012, June 30, 2012 and September 30, 2012 scheduled principal payments and $2.0 million which was applied pro rata to the remaining scheduled principal payments. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rates per annum applicable to loans under the senior secured credit facility are, at the Issuer's option, equal to either a base rate or a LIBOR rate plus an applicable margin, which varies with the total leverage ratio of the Issuer. As of September 30, 2011, the applicable margin was 2.50% per annum for LIBOR term loans, 2.00% per annum for LIBOR revolving loans, 1.50% per annum for base rate term loans and 1.00% per annum for base rate revolving loans. The revolving credit facility has a facility fee of 0.50% per annum.

        We have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $20,000 at September 30, 2011, leaving $50.0 million of borrowing capacity at September 30, 2011. There have been no borrowings under the revolving credit facility through September 30, 2011.

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

        The senior secured credit facility requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the credit agreement

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

(3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (3.00 from January 1, 2010 and thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of September 30, 2011, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.44 and 4.52, respectively.

Debt Issuance Costs

        As of September 30, 2011 and December 31, 2010, total unamortized debt issue costs were $5.9 million, net of $7.5 million of accumulated amortization and $7.3 million, net of $6.2 million of accumulated amortization, respectively, which was included in "Other non-current assets." Debt issuance costs are amortized to "Interest expense" through maturity of the related debt using the effective interest method.

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

  Level 1—Observable inputs that reflect quoted prices in active markets

  Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable

  Level 3—Unobservable inputs in which little or no market data exists, therefore requiring the company to develop its own assumptions

        As part of the acquisition of TPI in November 2010, we may be obligated to pay contingent consideration in an amount ranging from zero up to a total of $5.0 million to TPI's former owners during the three year period subsequent to the acquisition should TPI meet certain earnings targets. We calculated the fair value of the contingent consideration as of November 30, 2010, the acquisition date, to be $2.7 million using a probability-weighted income approach and based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the total contingent consideration increased $1.5 million from $2.7 million as of December 31, 2010 to $4.2 million as of September 30, 2011, of which $1.2 million of the increase is

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

due to revisions to the estimated earnings used in our calculation of the fair value of the contingent consideration and $0.3 million is due to the accretion of interest on the fair value of the contingent consideration which was discounted to its net present value. The revisions to estimated earnings were primarily to reflect actual and updated forecast results in the calculation of the fair value of the contingent consideration.

        Of this total contingent consideration, $1.5 million is included in other short-term liabilities and $2.7 million is included in other long-term liabilities in our consolidated balance sheet as of September 30, 2011. Changes in the fair value of the contingent consideration resulting from events after the acquisition date are recognized in earnings in our consolidated statements of income, and may result from changes in discount periods and rates and changes in the timing and amount of financial estimates.

        As of September 30, 2011, there have been no transfers of inputs used in measuring fair value between the three-tier fair value hierarchy since December 31, 2010.

Fair Value of Financial Instruments

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the three and nine months ended September 30, 2011.

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$190,952	$190,952	$180,502	$180,502
Restricted cash and cash equivalents	3,108	3,108	4,118	4,118
Loans receivable	16,150	16,150	—	—
Total debt	(344,436)	(380,125)	(357,576)	(403,000)
Guarantees, surety bonds and letters of credit	N/A	(17,288)	N/A	(21,238)

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

        The loans receivable pertains to secured loans issued in the second quarter of 2011 to third parties. These loans mature in 2014, with interest payable monthly at a rate comparable to market rate. These receivables are recorded at the time of origination for the principal amount financed and are carried at amortized cost, net of any allowance for credit losses, which approximates fair value using inputs such as interest rates and credit risk as of September 30, 2011, which in part are unobservable. The loans receivable balances are grouped and presented within other non-current assets in our

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

consolidated balance sheet as of September 30, 2011. Interest income associated with the loans is recognized in the interest income line item in our consolidated statements of income.

        Borrowings under our Interval Senior Notes and term loan are carried at historical cost and adjusted for amortization of the discount on our Interval Senior Notes and principal payments. The fair value of our Interval Senior Notes was estimated at September 30, 2011 and December 31, 2010 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our Interval Senior Notes. The fair value of our term loan was estimated at September 30, 2011 and December 31, 2010 using inputs such as interest rates and credit risk.

        The guarantees, surety bonds, and letters of credit represent liabilities that are carried on our balance sheet only when a future related contingent event becomes probable and reasonably estimable. These commitments are in place to facilitate our commercial operations.

NOTE 7—STOCKHOLDERS' EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At September 30, 2011, there were 57.7 million shares of ILG common stock issued, of which 56.1 million are outstanding with 1.6 million shares held as treasury stock.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of September 30, 2011. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

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

Share Repurchase Program

        Effective August 3, 2011, ILG's Board of Directors authorized a share repurchase program for up to $25.0 million, excluding commissions, of our outstanding common stock. Acquired shares of our common stock are held as treasury shares carried at cost on our consolidated financial statements. Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 7—STOCKHOLDERS' EQUITY (Continued)

conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

        During the three months ended September 30, 2011, we repurchased 1.6 million shares of common stock at a cost, including commissions, of $19.3 million under this repurchase program. As of September 30, 2011, the remaining availability for future repurchases of our common stock was $5.8 million.

NOTE 8—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to IRS restrictions. On March 1, 2011, we reinstated the matching contributions under the 401(k) plan which had been suspended since March 1, 2009. Matching contributions for the ILG plan were approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2011, respectively. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 29,003 share units were outstanding at September 30, 2011. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

NOTE 9—STOCK-BASED COMPENSATION

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. All outstanding award agreements provide for settlement, upon vesting, in stock for U.S. employees. For non-U.S. employees, all grants issued prior to the spin-off provide for settlement upon vesting in cash, while grants since the spin-off provide for settlement upon vesting in stock. Each RSU is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Certain RSUs, in addition, are subject to attaining specific performance criteria. ILG recognizes non-cash compensation expense for all RSUs held by ILG's employees (including RSUs for stock of IAC or the other spun-off companies held by ILG employees) for which vesting is considered probable. For RSUs to be settled in stock, the accounting charge is measured at the grant date as the fair value of ILG common stock and expensed as non-cash compensation over the vesting term using the straight-line basis for service awards and the accelerated basis for performance-based awards with graded vesting. The expense associated with RSU

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

awards (including RSUs for stock of IAC or the other spun-off companies) to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock, as compensation expense within general and administrative expense.

        On August 20, 2008, ILG established the ILG 2008 Stock and Annual Incentive Plan (the "2008 Incentive Plan") which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares of common stock were issued. At the time of the spin-off, an additional 5.0 million shares of common stock were reserved for issuance under the 2008 Incentive Plan. As of September 30, 2011, ILG has 2.1 million remaining shares available for future issuance under this plan.

        On March 2, 2011 and 2010, the Compensation Committee granted approximately 378,000 and 460,000 RSUs, respectively, vesting over three to four years, to certain officers and employees of ILG and its subsidiaries. Of these RSUs granted in 2011 and 2010, approximately 50,000 and 64,000, respectively, cliff vest in three years and are subject to performance criteria that could result between 0% and 200% of these awards being earned based on EBITDA targets.

        Non-cash compensation expense related to RSUs for the three months ended September 30, 2011 and 2010 was $2.9 million and $2.6 million, respectively. For the nine months ended September 30, 2011 and 2010, non-cash compensation expense related to RSUs was $8.8 million and $7.6 million, respectively. At September 30, 2011, there was approximately $16.4 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 1.6 years.

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

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of sales	$121	$115	$416	$341
Selling and marketing expense	195	163	647	471
General and administrative expense	2,618	2,315	7,777	6,826

Non-cash compensation expense	$2,934	$2,593	$8,840	$7,638

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes RSU activity during the nine months ended September 30, 2011:

	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	2,510	$12.04
Granted	431	16.22
Vested	(817)	13.66
Forfeited	(24)	14.50

Non-vested RSUs at September 30	2,100	$12.24

        In connection with the acquisition of Aston by ILG in 2007, a member of Aston's management was granted non-voting restricted common equity in Aston. This award was granted on May 31, 2007 and was initially measured at fair value, which is being amortized over the vesting period. This award vests ratably over four and a half years, or earlier based upon the occurrence of certain prescribed events. These shares are subject to a put right by the holder and a call right by ILG, which are not exercisable until the first quarter of 2013 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of Aston. The initial value of the preferred interest was equal to the acquisition price of Aston. The preferred interest accretes at a 10% annual rate. Upon exercise of the put or call, the consideration payable can be denominated in ILG shares, cash or a combination thereof at ILG's option. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price. The unrecognized compensation cost related to this equity award was approximately $18,000 and $100,000 at September 30, 2011 and December 31, 2010, respectively.

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

SEPTEMBER 30, 2011

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

        For the three and nine months ended September 30, 2011, ILG recorded an income tax provision for continuing operations of $8.0 million and $20.9 million, respectively, which represents effective tax rates of 41.1% and 39.4% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the nine months ended September 30, 2011, the effective tax rate increased due to other income tax items, the most significant related to the effect of changes in tax laws in the U.K., as discussed further below, that were enacted during the third quarter of 2011.

        For the three and nine months ended September 30, 2010, ILG recorded an income tax provision for continuing operations of $6.0 million and $22.7 million, respectively, which represents effective tax rates of 39.4% and 38.7% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

        As of September 30, 2011 and December 31, 2010, ILG had unrecognized tax benefits of $0.9 million and $1.0 million, respectively. There were no material increases or decreases in unrecognized tax benefits for the three months ended September 30, 2011. During the nine months ended September 30, 2011, the unrecognized tax benefits decreased by approximately $0.1 million during the first quarter of 2011 as a result of the expiration of the statute of limitations related to foreign taxes. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and nine months ended September 30, 2011. During the nine months ended September 30, 2011, interest and penalties decreased by approximately $0.1 million during the first quarter of 2011 as a result of the expiration of the statute of limitations related to foreign taxes. As of September 30, 2011, ILG had accrued $0.8 million for interest and penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to foreign taxes. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

        By virtue of previously filed separate company and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

and the amounts owed by ILG are recorded in the period they become known. Under the Tax Sharing Agreement, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period.

        The Internal Revenue Service ("IRS") has completed its review of IAC's consolidated tax returns for the years ended December 31, 2001 through 2006, which includes our operations from September 24, 2002, our date of acquisition by IAC. The settlement has not yet been submitted to the Joint Committee of Taxation for approval. In July 2011, the IRS began its review of IAC's consolidated tax returns for the years ended December 31, 2007 through 2009, which also includes our operations until the time of the spin-off in August 2008. The statute of limitations for the years 2001 through 2007 have currently been extended to December 31, 2012. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with December 31, 2003. The IRS is also currently examining ILG's Federal consolidated tax return for the short period following the spin-off and ended December 31, 2008. This examination is expected to be completed prior to the expiration of the statute of limitations in 2012. Additionally, ILG received a notice from the State of Florida that the consolidated state tax return for the short period following the spin-off and ended December 31, 2008 as well as for the tax year ended December 31, 2009, will be examined. The Florida statute of limitations for the short period following the spin-off and ended December 31, 2008 and for the tax year ended December 31, 2009 has been extended to 2013 and 2014, respectively.

        During 2010, the U.K. Finance Act of 2010 was enacted, which reduced the U.K. corporate income tax rate from 28% to 27%, effective April 1, 2011. The impact of this 2010 U.K. rate reduction to ILG's effective tax rate was reflected in the third quarter of 2010, the reporting period when the law was enacted. During the third quarter 2011, the U.K. Finance Act of 2011 was enacted, which further reduced the U.K. corporate income tax rate to 26%, effective April 1, 2011 and 25%, effective April 1, 2012. The impact of the U.K. rate reduction to 26% and 25% has been reflected in the current reporting period. It reduced our U.K. net deferred tax asset and increased income tax expense by $0.4 million. The change in the corporate tax rate initially negatively impacts income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreases; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

Tax Sharing Agreement

        In connection with the spin-off, we entered into a Tax Sharing Agreement with members of the IAC group that were spun-off. As of September 21, 2010, various restrictions under the Tax Sharing Agreement lapsed.

NOTE 11—SEGMENT INFORMATION

        The overall concept that ILG employs in determining its operating segments and related financial information is to present them in a manner consistent with how the chief operating decision maker views the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. ILG consists

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

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

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Membership and Exchange
Revenue	$86,222	$83,649	$270,001	$268,372
Cost of sales	19,565	18,165	63,027	59,099

Gross profit	66,657	65,484	206,974	209,273
Selling and marketing expense	12,421	11,781	38,580	36,878
General and administrative expense	20,667	21,546	64,535	62,063
Amortization expense of intangibles	5,420	5,257	16,269	15,771
Depreciation expense	3,097	2,426	9,286	7,069

Segment operating income	$25,052	$24,474	$78,304	$87,492

Management and Rental
Management fee revenue	$8,484	$6,071	$24,229	$16,389
Pass-through revenue	12,007	10,768	35,020	31,167

Total revenue	20,491	$16,839	59,249	$47,556
Cost of sales	15,143	13,010	44,537	37,779

Gross profit	5,348	3,829	14,712	9,777
Selling and marketing expense	920	752	2,635	2,311
General and administrative expense	2,589	1,256	7,196	3,960
Amortization expense of intangibles	1,410	1,318	4,179	3,954
Depreciation expense	222	218	720	624

Segment operating income (loss)	$207	$285	$(18)	$(1,072)

Consolidated
Revenue	$106,713	$100,488	$329,250	$315,928
Cost of sales	34,708	31,175	107,564	96,878

Gross profit	72,005	69,313	221,686	219,050
Direct segment operating expenses	46,746	44,554	143,400	132,630

Operating income	$25,259	$24,759	$78,286	$86,420

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

        ILG maintains operations in the United States and other international territories, primarily the United Kingdom. Geographic information on revenue, which is based on sourcing, and long-lived assets, which are based on physical location, is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
United States	$90,658	$85,091	$277,772	$266,307
All other countries	16,055	15,397	51,478	49,621

Total	$106,713	$100,488	$329,250	$315,928

	September 30, 2011	December 31, 2010
Long-lived assets, net (excluding goodwill and other intangible assets):
United States	$48,568	$49,663
All other countries	2,210	1,237

Total	$50,778	$50,900

NOTE 12—COMPREHENSIVE INCOME

        Comprehensive income is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to common stockholders	$11,434	$9,292	$32,131	$36,025
Foreign currency translation	(3,567)	2,270	(930)	1,468

Comprehensive income	$7,867	$11,562	$31,201	$37,493

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

SEPTEMBER 30, 2011

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

        ILG has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events. At September 30, 2011, guarantees, surety bonds and letters of credit totaled $17.3 million, with the highest annual amount of $6.6 million occurring in year one. Guarantees represent $14.9 million of this total and primarily relate to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities of Aston, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of September 30, 2011, amounts are not expected to be significant, individually or in the aggregate.

        The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of September 30, 2011, amounts pending reimbursements are not significant.

European Union Value Added Tax Matter

        In 2009, the European Court of Justice issued a judgment related to Value Added Tax ("VAT") in Europe against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and altered the manner in which the Membership and Exchange segment accounts for VAT on its revenues as well as to which EU country VAT is owed. As of September 30, 2011 and December 31, 2010, ILG had an accrual of $4.4 million and $5.4 million, respectively, related to this matter. The change in accrual relates to a change in estimate primarily to update the periods for which VAT is due, as well as the effect of foreign currency remeasurements. Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $4.4 million up to approximately $6.8 million based on quarter-end exchange rates. ILG believes that the $4.4 million accrual at September 30, 2011 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION

        The Interval Senior Notes are guaranteed by ILG and the domestic subsidiaries of the Issuer. These guarantees are full and unconditional and joint and several.

        The following tables present condensed consolidating financial information as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 for ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined guarantor subsidiaries of ILG (collectively, the "Guarantor Subsidiaries"), the combined non-guarantor subsidiaries of ILG (collectively, the "Non-Guarantor Subsidiaries") and ILG on a consolidated basis (in thousands).

Balance Sheet as of September 30, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$767	$83	$186,297	$91,099	$—	$278,246
Property and equipment, net	651	—	47,915	2,212	—	50,778
Goodwill and intangible assets, net	—	290,158	303,491	—	—	593,649
Investment in subsidiaries	251,542	915,366	57,157	—	(1,224,065)	—
Other assets	—	3,064	43,653	8,284	—	55,001

Total assets	$252,960	$1,208,671	$638,513	$101,595	$(1,224,065)	$977,674

Current liabilities	$2,221	$2,619	$143,974	$26,589	$—	$175,403
Other liabilities	—	342,753	203,566	15,787	—	562,106
Intercompany liabilities (receivables)/equity	10,994	611,757	(624,813)	2,062	—	—
Redeemable noncontrolling interest	—	—	420	—	—	420
Stockholders' equity	239,745	251,542	915,366	57,157	(1,224,065)	239,745

Total liabilities and equity	$252,960	$1,208,671	$638,513	$101,595	$(1,224,065)	$977,674

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Balance Sheet as of December 31, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$321	$59	$187,817	$84,549	$—	$272,746
Property and equipment, net	740	—	48,923	1,237	—	50,900
Goodwill and intangible assets, net	—	305,878	302,619	—	—	608,497
Investment in subsidiaries	216,310	832,671	46,987	—	(1,095,968)	—
Other assets	—	4,435	33,404	8,402	—	46,241

Total assets	$217,371	$1,143,043	$619,750	$94,188	$(1,095,968)	$978,384

Current liabilities	$365	$9,745	$141,807	$27,201	$—	$179,118
Other liabilities	—	355,893	204,973	16,769	—	577,635
Intercompany liabilities (receivables)/equity	(4,206)	561,095	(560,120)	3,231	—	—
Redeemable noncontrolling interest			419			419
Stockholders' equity	221,212	216,310	832,671	46,987	(1,095,968)	221,212

Total liabilities and equity	$217,371	$1,143,043	$619,750	$94,188	$(1,095,968)	$978,384

Statement of Income for the Three Months Ended September 30, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$95,292	$11,421	$—	$106,713
Operating expenses	(705)	(5,240)	(67,400)	(8,109)	—	(81,454)
Interest income (expense), net	—	(8,755)	230	196	—	(8,329)
Other income	11,867	20,464	3,679	2,518	(36,040)	2,488
Income tax benefit (provision)	272	5,398	(11,334)	(2,318)	—	(7,982)

Net income	11,434	11,867	20,467	3,708	(36,040)	11,436
Net income attributable to noncontrolling interest	—	—	(2)	—	—	(2)

Net income attributable to common stockholders	$11,434	$11,867	$20,465	$3,708	$(36,040)	$11,434

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Three Months Ended September 30, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$89,444	$11,044	$—	$100,488
Operating expenses	(665)	(5,240)	(61,436)	(8,388)	—	(75,729)
Interest income (expense), net	—	(9,019)	330	(38)	—	(8,727)
Other income (loss)	9,701	18,459	1,228	(800)	(29,290)	(702)
Income tax benefit (provision)	256	5,501	(11,107)	(688)	—	(6,038)

Net income	9,292	9,701	18,459	1,130	(29,290)	9,292
Net loss (income) attributable to noncontrolling interest	—	—	—	—	—	—

Net income attributable to common stockholders	$9,292	$9,701	$18,459	$1,130	$(29,290)	$9,292

Statement of Income for the Nine Months Ended September 30, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$291,865	$37,385	$—	$329,250
Operating expenses	(2,189)	(15,720)	(205,406)	(27,649)	—	(250,964)
Interest income (expense), net	—	(26,337)	364	(75)	—	(26,048)
Other income, net	33,477	59,308	6,313	1,052	(99,392)	758
Income tax benefit (provision)	843	16,223	(33,827)	(4,103)	—	(20,864)

Net income	32,131	33,474	59,309	6,610	(99,392)	32,132
Net income attributable to noncontrolling interest	—	—	(1)	—	—	(1)

Net income attributable to common stockholders	$32,131	$33,474	$59,308	$6,610	$(99,392)	$32,131

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Nine Months Ended September 30, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$279,442	$36,486	$—	$315,928
Operating expenses	(2,051)	(15,720)	(185,856)	(25,881)	—	(229,508)
Interest income (expense), net	—	(27,378)	797	(127)	—	(26,708)
Other income (expense), net	37,285	63,758	5,925	(1,089)	(106,874)	(995)
Income tax benefit (provision)	791	16,625	(36,553)	(3,558)	—	(22,695)

Net income	36,025	37,285	63,755	5,831	(106,874)	36,022
Net loss attributable to noncontrolling interest	—	—	3	—	—	3

Net income attributable to common stockholders	$36,025	$37,285	$63,758	$5,831	$(106,874)	$36,025

Statement of Cash Flows for the Nine Months Ended September 30, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(2,321)	$(14,072)	$84,622	$8,628	$76,857
Cash flows provided by (used in) investing activities	22,106	28,616	(79,856)	(2,532)	(31,666)
Cash flows used in financing activities	(19,785)	(14,544)	—	—	(34,329)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(412)	(412)
Cash and cash equivalents at beginning of period	—	—	101,339	79,163	180,502

Cash and cash equivalents at end of period	$—	$—	$106,105	$84,847	$190,952

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

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

Membership and Exchange Services

        Interval, the principal business comprising our Membership and Exchange segment, has been a leader in the membership and exchange services industry since its founding in 1976. As of September 30, 2011, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

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

Management and Rental Services

        We also provide management and rental services to hotels as well as condominium and timeshare resorts and their homeowners associations through Aston and TPI. Such vacation properties and hotels are not owned by us. Aston is based in Hawaii and concentrates largely on hotel and condominium resort management primarily in Hawaii, as well as vacation property rental and related services (including common area and owner association management services for condominium projects). TPI provides vacation rentals and timeshare resort and homeowners association management services in the United States, Canada and Mexico.

        As of September 30, 2011, the businesses that comprise our Management and Rental segment provided management and rental services at over 60 vacation properties and hotels as well as more limited management services to certain additional properties.

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

International Operations

        International revenue increased approximately 4.3% and 3.7% in the three and nine months ended September 30, 2011 compared to the same period in 2010. As a percentage of our total revenue, international revenue decreased to 15.0% in the three months ended September 30, 2011 from 15.3% in 2010 and remained relatively flat year-over-year at 15.6% for the nine months ended September 30, 2011. International revenue in the first nine months of 2011 was affected by favorable foreign currency translations when compared to 2010. In constant currency, international revenue increased 2.4% and 1.3% in the three and nine months ended September 30, 2011, respectively, compared to 2010. As a percentage of our total revenue, international revenue in constant currency decreased 3.3% to 14.8% in the third quarter 2011 compared to 2010 and decreased 2.4% to 15.3% in the first nine months of 2011 compared to 2010.

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

        In addition, our 2011 results were negatively affected by a shift in the mix and availability of exchange and Getaway inventory and changes in travel patterns. The dynamics of the changing travel patterns and inventory availability, along with fewer absolute members, has resulted in softness in bookings and an increase in the cost and volume of purchased inventory.

Management and Rental

        Our Management and Rental segment results are susceptible to variations in economic conditions, particularly in its predominant market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii have increased 2.7% for the nine months ended September 30, 2011 compared to the same period in the prior year, and remained relatively flat for the three months ended

September 30, 2011 compared to 2010. The year-to-date increase in visitors is consistent with Aston's managed properties in Hawaii experiencing increases in occupancy, partly related to a decrease in available room nights, leading to an overall increase of 19.1% in revenue per available room ("RevPAR") in Hawaii for the nine months ended September 30, 2011 compared to 2010. For the three months ended September 30, 2011 compared to 2010, the increase in RevPAR in Hawaii of 12.7% was predominantly driven by higher average daily rate.

        As of the latest forecast (August 2011), the Hawaii State Department of Business, Economic Development & Tourism, forecasts increases of 3.0% in visitors to Hawaii and 12.0% in visitor expenditures in 2011 over 2010.

Outlook

        Throughout 2011, the vacation ownership industry has remained in a period of transition that may result in the bankruptcy, restructuring and consolidation of developers as well as continued modifications to their business models. We anticipate this period of transition to continue for the remainder of the year and into 2012. We also expect the negative effects of a shift in inventory mix as well as additional expenses associated with purchases of inventory to continue for the remainder of the year and into 2012. For the Management and Rental business, we expect Aston's RevPAR to continue to show year over year improvement for the remainder of 2011; however, increases in airfare and decreases in visitor arrivals from the mainland may temper growth.

        Additionally, the owner of one of Aston's largest managed properties has been unable to repay or refinance the mortgage that matured on October 1, 2011. The owner has since received a notice of default. In the event that the owner is unable to obtain new financing and reorganizes or liquidates under bankruptcy protection, Aston's management agreement may be terminated which could materially adversely affect the Aston business, and the financial condition and results of operations of our Management and Rental segment. The loss of this management agreement may require us to test the goodwill and other intangible assets of this reporting unit for impairment, which could result in recording an impairment charge at that time. We will continue to monitor this developing situation and assess whether any changes in circumstances require an interim impairment test, apart from our annual impairment test that we will perform as of October 1, 2011, on the goodwill and other intangible assets of this reporting unit.

Results of operations for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010:

Revenue

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$46,836	3.9%	$45,064
Membership fee revenue	32,196	(0.6)%	32,379
Ancillary member revenue	2,119	(10.1)%	2,358

Total member revenue	81,151	1.7%	79,801
Other revenue	5,071	31.8%	3,848

Total Membership and Exchange revenue	86,222	3.1%	83,649

Management and Rental
Management fee and rental revenue	8,484	39.7%	6,071
Pass-through revenue	12,007	11.5%	10,768

Total Management and Rental revenue	20,491	21.7%	16,839

Total revenue	$106,713	6.2%	$100,488

        Revenue for the three months ended September 30, 2011 increased $6.2 million, or 6.2%, from the comparable period in 2010.

Membership and Exchange

        Membership and Exchange segment revenue increased 3.1% or $2.6 million when compared to the prior year period. Total member revenue, which primarily consists of Interval Network membership fees and transactional and service fees, increased $1.3 million, or 1.7%. This increase was primarily due to higher transaction revenue of $1.8 million, or 3.9%, as a result of a $1.5 million increase in transaction revenue from exchanges and Getaways and an increase of $0.5 million in certain other transaction related fees, partially offset by a decrease of $0.3 million in reservation servicing fees. The increase in transaction revenue from exchanges and Getaways was due to an increase of 7.0% in average fee per transaction, partially offset by a decrease of 3.2% in exchange and Getaway transaction activity which reflects the continued effect of a shift in the mix and availability of exchange and Getaway inventory and changes in travel patterns.

        Total active members in the Interval Network at September 30, 2011 decreased 1.1% to approximately 1.79 million members as compared to the prior year. Overall Interval Network average revenue per member increased 2.6% to $45.15 in the third quarter 2011 from $44.02 in 2010. Membership fee revenue remained relatively flat at $32.2 million, when compared to 2010. Other revenue related to our Membership and Exchange segment increased $1.2 million, or 31.8%, in the third quarter 2011 when compared to 2010 due to the acquisition of TPI in November of 2010.

Management and Rental

        Management and Rental segment revenue increased 21.7%, or $3.7 million, of which TPI represented $3.3 million. The increase in segment revenue included a $1.2 million, or 11.5%, increase in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners association without mark-up ("pass-through revenue"). The increase in pass-through revenue is related to our acquisition of TPI. Fee income earned from managed hotel and condominium resort properties at Aston increased $0.6 million, or 9.7%, in 2011 due to an increase of 13.4% in RevPAR to $113.12 driven by increases in average daily rate and, to a lesser extent, occupancy.

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$150,865	(1.0)%	$152,343
Membership fee revenue	97,307	NM	97,288
Ancillary member revenue	5,900	(12.4)%	6,735

Total member revenue	254,072	(0.9)%	256,366
Other revenue	15,929	32.7%	12,006

Total Membership and Exchange revenue	270,001	0.6%	268,372

Management and Rental
Management fee and rental revenue	24,229	47.8%	16,389
Pass-through revenue	35,020	12.4%	31,167

Total Management and Rental revenue	59,249	24.6%	47,556

Total revenue	$329,250	4.2%	$315,928

        Revenue for the nine months ended September 30, 2011 increased $13.3 million, or 4.2%, from the comparable period in 2010.

Membership and Exchange

        Membership and Exchange segment revenue increased $1.6 million, or 0.6%, in 2011 compared to the prior year period. The increase in Membership and Exchange segment revenue is due to an increase in other revenue of $3.9 million, or 32.7%, in the third quarter 2011 when compared to 2010 due to the acquisition of TPI in November of 2010. Total member revenue, which primarily consists of Interval Network membership fees and transactional and service fees, decreased $2.3 million, or 0.9%. This decrease was primarily due to lower transaction revenue of $1.5 million, or 1.0%, as a result of a $1.6 million decrease in transaction revenue from exchanges and Getaways and a decrease of $0.6 million in reservation servicing fees, partially offset by an increase of $0.7 million in certain other transaction related fees. The decrease in transaction revenue from exchanges and Getaways was due to a decrease of 4.3% in exchange and Getaway transaction activity, partially offset by a 3.3% increase in average fee per transaction, which reflects the continued effect of a shift in the mix and availability of exchange and Getaway inventory and changes in travel patterns.

        Overall Interval Network average revenue per member remained relatively flat at $140.61 in 2011 compared to $140.87 in 2010. Membership fee revenue also remained flat at $97.3 million for both periods.

Management and Rental

        Management and Rental segment revenue increased 24.6%, or $11.7 million, of which TPI represented $9.6 million. The increase in segment revenue included a $3.9 million, or 12.4%, increase in pass-through revenue related to our acquisition of TPI. Fee income earned from managed hotel and condominium resort properties at Aston increased $2.5 million, or 15.4%, due to an increase of 17.8% in RevPAR to $111.30 in 2011 driven by increases in average daily rate and, to a lesser extent, occupancy.

Cost of Sales

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$19,565	7.7%	$18,165
Management and Rental
Management fee and rental expenses	3,136	39.9%	2,242
Pass-through expenses	12,007	11.5%	10,768

Total Management and Rental cost of sales	15,143	16.4%	13,010

Total cost of sales	$34,708	11.3%	$31,175

As a percentage of total revenue	32.5%	4.8%	31.0%
Gross margin	67.5%	(2.2)%	69.0%
Gross margin without pass-through revenue/expenses	76.0%	(1.6)%	77.3%

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

        Cost of sales in the third quarter 2011 increased $3.5 million from 2010, consisting of an increase of $1.4 million from our Membership and Exchange segment and $2.1 million from our Management and Rental segment. Overall gross margin decreased 2.2% to 67.5% this quarter compared to 2010.

        Gross margin for the Membership and Exchange segment decreased by 1.2% as compared to the prior year. Cost of sales for this segment increased $1.4 million primarily due to a $1.2 million increase in the cost and volume of purchased inventory and $0.3 million of incremental expenses related to TPI.

        The increase of $2.1 million in cost of sales from the Management and Rental segment was primarily attributable to increases of $1.2 million in pass-through revenue and $0.9 million in compensation and other employee-related costs primarily due to our acquisition of TPI. Gross margin for this segment increased 14.8% to 26.1% for the third quarter 2011 compared to the same period in 2010. The Management and Rental segment has lower gross margins than our Membership and Exchange segment largely due to pass-through revenue.

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$63,027	6.6%	$59,099
Management and Rental
Management fee and rental expenses	9,517	43.9%	6,612
Pass-through expenses	35,020	12.4%	31,167

Total Management and Rental cost of sales	$44,537	17.9%	$37,779

Total cost of sales	$107,564	11.0%	$96,878

As a percentage of total revenue	32.7%	6.5%	30.7%
Gross margin	67.3%	(2.9)%	69.3%
Gross margin without pass-through revenue/expenses	75.3%	(2.1)%	76.9%

        Cost of sales increased $10.7 million from 2010, consisting of an increase of $3.9 million from our Membership and Exchange segment and $6.8 million from our Management and Rental segment. Overall gross margin decreased 2.9% to 67.3% this quarter compared to 2010.

        Gross margin for the Membership and Exchange segment decreased by 1.7% as compared to the prior year. Cost of sales for this segment increased $3.9 million primarily due to an increase of $3.2 million in the cost of purchased rental inventory and $1.0 million of incremental expenses related to TPI following our acquisition of TPI, partly offset primarily by a decrease in compensation and other employee related costs at Interval. The increase in the cost of purchased inventory contributed to our decrease in gross margin in the first nine months of 2011, as well as a slightly higher proportion of purchased inventory utilized.

        The increase of $6.8 million in cost of sales from the Management and Rental segment was primarily attributable to an increase of $3.9 million in pass-through revenue coupled with increases of $2.5 million in other incremental expenses related to TPI and an increase in compensation and other employee-related costs at Aston. Gross margin for this segment increased 20.8% to 24.8% in 2011 compared to 2010. The Management and Rental segment has lower gross margins than our Membership and Exchange segment largely due to pass-through revenue.

Selling and marketing expense

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Selling and marketing expense	$13,341	6.4%	$12,533
As a percentage of total revenue	12.5%	NM	12.5%

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

        Selling and marketing expense in the third quarter 2011 increased $0.8 million from 2010, primarily due to an increase of $0.3 million in overall compensation and other employee-related costs, increases in advertising and promotional expenditures of approximately $0.2 million, coupled with various other less significant cost increases.

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Selling and marketing expense	$41,215	5.2%	$39,189
As a percentage of total revenue	12.5%	0.9%	12.4%

        Selling and marketing expense in 2011 increased $2.0 million from 2010, primarily due to an increase of $0.7 million in overall compensation and other employee-related costs, in part due to the inclusion of TPI employee related costs, and increases in certain advertising and promotional expenditures, coupled with various other less significant cost increases.

General and administrative expense

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
General and administrative expense	$23,256	2.0%	$22,802
As a percentage of total revenue	21.8%	(4.0)%	22.7%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in the third quarter 2011 increased $0.5 million from 2010, primarily due to an increase of $1.2 million due to a change in the estimated fair value of contingent consideration related to an acquisition, an increase of $0.6 million of professional fees, mainly IT related, higher expense of $0.3 million relating to IT maintenance and support services, and other increases due to the inclusion of TPI in our results of operations. These increases were partly offset by a $1.1 million change in our estimated accrual for European Union ("EU") Value Added Tax ("VAT"), $0.8 million of higher net currency gains related to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than the functional currency and a decrease of $0.2 million in overall compensation and employee-related costs.

        The decrease of $0.2 million in overall compensation and other employee related costs was primarily due to a decrease in employee-related health and welfare insurance expense of $1.1 million and other incentive related compensation, partly offset by $0.7 million of incremental expenses related to TPI employees and $0.4 million of lower capitalized internal labor costs pertaining to internally developed software subsequent to the launch of our new proprietary membership platform ("iServices").

        General and administrative related non-cash compensation expense in the third quarter 2011 increased $0.3 million primarily related to annual awards granted in March 2011. As of September 30, 2011, ILG had approximately $16.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 1.6 years.

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
General and administrative expense	$71,731	8.6%	$66,023
As a percentage of total revenue	21.8%	4.2%	20.9%

        General and administrative expense increased $5.7 million from 2010, primarily due to an increase of $2.3 million in overall compensation and other employee-related costs, an increase of $1.3 million in professional fees, an increase of $1.2 million due to a change in the estimated fair value of contingent consideration related to an acquisition, and higher expenses of $0.7 million relating to IT and maintenance and support services. In addition, we experienced $0.3 million of higher net currency losses related to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than the functional currency, and other increases of $1.2 million due to the inclusion of TPI in our results of operations. These increases were partly offset by a $1.1 million dollar change in our estimated accrual for EU VAT.

        The increase of $1.3 million in professional fees primarily relates to lower capitalized external labor costs pertaining to internally developed software subsequent to the launch iServices and to $0.4 million of legal fees associated with an Aston legal proceeding.

        The increase of $2.3 million in overall compensation and other employee- related costs was primarily due to $2.0 million of incremental expenses related to TPI employees, $1.2 million of lower capitalized internal labor costs pertaining to internally developed software subsequent to the launch of iServices, and a $1.0 million increase in non-cash compensation expense primarily related to annual awards granted in March 2010 through March 2011. These increases were partially offset by a decrease in employee-related health and welfare insurance expense of $1.5 million and other incentive related compensation.

Amortization Expense of Intangibles

For the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands)			(Dollars in thousands)
Amortization	$6,830	3.9%	$6,575	$20,448	3.7%	$19,725
As a percentage of total revenue	6.4%	(2.2)%	6.5%	6.2%	N/M	6.2%

        Amortization expense of intangibles for the three and nine months ended September 30, 2011 was consistent with the comparable 2010 period other than incremental amortization expense pertaining to recognized intangible assets related to the acquisition of TPI.

Depreciation Expense

For the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	% Change	2010	2011	% Change	2010
	(Dollars in thousands)			(Dollars in thousands)
Depreciation	$3,319	25.5%	$2,644	$10,006	30.1%	$7,693
As a percentage of total revenue	3.1%	18.2%	2.6%	3.0%	24.8%	2.4%

        Depreciation expense for the three and nine months ended September 30, 2011 as compared to 2010 increased $0.7 million and $2.3 million, respectively, primarily due to depreciable assets related to IT initiatives that were placed in service subsequent to September 30, 2010.

Operating Income

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$25,052	2.4%	$24,474
Management and Rental	207	(27.4)%	285

Total operating income	$25,259	2.0%	$24,759

As a percentage of total revenue	23.7%	(3.9)%	24.6%

        Operating income in the third quarter 2011 increased $0.5 million from the comparable period in 2010, consisting of an increase of $0.6 million from our Membership and Exchange segment, partly offset by a decrease of $0.1 million from our Management and Rental segment.

        Operating income for our Membership and Exchange segment increased $0.6 million to $25.1 million in the third quarter 2011 from $24.5 million in 2010. Excluding the effect of the $1.1 million change to decrease our estimated accrual for EU VAT and the charge of $0.6 million to this segment resulting from the change in the estimated fair value of contingent consideration related to an acquisition, operating income would have been relatively flat in the third quarter 2011 compared to 2010.

        Operating income for our Management and Rental segment decreased $0.1 million primarily due to the charge of $0.6 million to this segment resulting from the change in the estimated fair value of contingent consideration related to an acquisition, as well as an increase in general and administrative expense largely attributable to the inclusion of TPI's general and administrative expenses, partly offset primarily from higher gross profit at Aston.

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$78,304	(10.5)%	$87,492
Management and Rental	(18)	98.3%	(1,072)

Total operating income	$78,286	(9.4)%	$86,420

As a percentage of total revenue	23.8%	(13.1)%	27.4%

        Operating income for the first nine months of 2011 decreased $8.1 million from the comparable period in 2010 consisting of a decrease of $9.2 million from our Membership and Exchange segment, partly offset by an increase of $1.1 million from our Management and Rental segment.

        Operating income for our Membership and Exchange segment decreased $9.2 million to $78.3 million in the first nine months of 2011 from $87.5 million in 2010 largely due to a contraction in gross profit at Interval during the first half of 2011 and increases in other operating expenses, including depreciation expense, as further discussed in preceding sections.

        The increase in operating income of $1.1 million at our Management and Rental segment is primarily due to higher gross profit at Aston, partly offset by the charge of $0.6 million to this segment resulting from the change in the estimated fair value of contingent consideration related to an acquisition, as well as an increase in general and administrative expense largely attributable to the inclusion of TPI's general and administrative expenses and $0.4 million legal fees at Aston associated with a legal proceeding.

Earnings Before Interest, Taxes, Depreciation and Amortization

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting."

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$36,262	4.9%	$34,563
Management and Rental	2,080	3.6%	2,008

Total EBITDA	$38,342	4.8%	$36,571

As a percentage of total revenue	35.9%	(1.3)%	36.4%

        EBITDA in the third quarter 2011 increased $1.8 million from 2010, or 4.8%, consisting of increases of $1.7 million from our Membership and Exchange segment and $0.1 million from our Management and Rental segment.

        EBITDA from our Membership and Exchange segment increased $1.7 million to $36.3 million in the third quarter 2011 from $34.6 million in 2010. The increase in this segment was driven by higher gross profit of $1.2 million, primarily due to the inclusion of TPI in our results of operations, and a decrease in general and administrative expense mainly due to the change in our estimated accrual for EU VAT, partly offset by increased sales and marketing expenses at Interval.

        EBITDA from our Management and Rental segment increased $0.1 million to $2.1 million in the third quarter 2011 from $2.0 million in 2010. The increase in this segment is due primarily to an increase in gross profit as a result of the inclusion of TPI's results and an increase in Aston's RevPAR in the quarter compared to 2010, partly offset by the charge of $0.6 million to this segment resulting from the change in the estimated fair value of contingent consideration related to an acquisition, as well as an increase in general and administrative expense largely due to the inclusion of TPI's general and administrative expenses.

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$111,935	(4.7)%	$117,404
Management and Rental	5,645	38.6%	4,072

Total EBITDA	$117,580	(3.2)%	$121,476

As a percentage of total revenue	35.7%	(7.1)%	38.5%

        EBITDA for the first nine months of 2011 decreased $3.9 million from 2010, or 3.2%, consisting of a decrease of $5.5 million from our Membership and Exchange segment, partly offset by an increase of $1.6 million from our Management and Rental segment.

        EBITDA from our Membership and Exchange segment decreased $5.5 million to $111.9 million in the first nine months of 2011 from $117.4 million in 2010. The decrease in this segment is due primarily to a contraction in Interval gross profit and increases in other general and administrative and selling and marketing expenses.

        The contraction in Interval gross profit can be mainly attributed to a decrease in exchange and Getaway transaction activity partially related to a shift in the mix and availability of exchange and Getaway inventory, changes in travel patterns, and increased costs of purchased inventory. This was partially offset by the inclusion of TPI in our results of operations. The increase in other operating expenses is partly attributable to the inclusion of TPI's general and administrative expenses in our results of operations as well as increases in certain costs at Interval such as lower capitalized internal and external labor costs pertaining to internally developed software subsequent to the launch of iServices, higher costs pertaining to IT maintenance and support services and increases in advertising and promotional related expenses, as further discussed within our sales and marketing and general and administrative expense sections.

        EBITDA from our Management and Rental segment increased $1.6 million to $5.6 million in the first nine months of 2011 from $4.1 million in 2010. The increase in this segment is due primarily to higher gross profit of $4.9 million delivered as a result of the inclusion of TPI in our results of operations and an increase in Aston's RevPAR in 2011 compared to 2010 partly offset by the charge of $0.6 million to this segment resulting from the change in the estimated fair value of contingent consideration related to an acquisition, as well as an increase in general and administrative expense largely due to the inclusion of TPI's general and administrative expenses, and $0.4 million in legal fees associated with an Aston legal proceeding.

Other income (expense), net

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Interest income	$433	260.8%	$120
Interest expense	(8,762)	(1.0)%	(8,847)
Other income (expense), net	2,488	454.4%	(702)

        Interest income increased $0.3 million in the third quarter 2011 compared to 2010 primarily as a result of interest earned on loans issued during the second quarter 2011.

        Interest expense primarily relates to interest and amortization of debt costs on the indebtedness incurred in connection with the spin-off. The senior notes were initially recorded with an original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $0.6 million was amortized both in the third quarter 2011 and 2010. Interest expense was relatively flat in the third quarter 2011 compared to 2010.

        Other income (expense), net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange net gain for the three months ended September 30, 2011 was $2.5 million while the three months ended September 30, 2010 experienced a net loss of $0.7 million. The favorable fluctuations in the third quarter 2011 were principally driven by U.S. dollar positions held at September 30, 2011 affected by the stronger dollar compared to the Mexican peso and the Colombian peso. Unfavorable fluctuations in foreign currency exchange rates caused a net loss during the three months ended September 30, 2010. The unfavorable fluctuations in the third quarter 2010 were principally driven by U.S. dollar positions held at September 30, 2010 affected by the weaker dollar compared to the Colombian and Mexican pesos.

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Interest income	$820	153.9%	$323
Interest expense	(26,868)	(0.6)%	(27,031)
Other income (expense), net	758	176.2%	(995)

        Interest income increased $0.5 million in the first nine months of 2011 compared to 2010 primarily as a result of interest earned on loans issued during the second quarter 2011.

        Interest expense primarily relates to interest and amortization of debt costs on the indebtedness incurred in connection with the spin-off. The senior notes were initially recorded with an original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $1.9 million and $1.7 million was amortized in the first nine months of 2011 and 2010, respectively. Interest expense was relatively flat in 2011 compared to 2010.

        Other income (expense), net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange net gain for the nine months ended September 30, 2011 was $1.0 million while the nine months ended September 30, 2010 experienced a net loss of $1.0 million. The favorable fluctuations in the nine months ended September 30, 2011 were principally driven by U.S. dollar positions held at September 30, 2011 affected by the stronger dollar compared to the Mexican peso, partly offset by a strengthening of the Colombian peso against the U.S. dollar. The unfavorable fluctuations in the nine months ended September 30, 2010 were principally driven by U.S. dollar positions held at September 30, 2010 affected by the weaker dollar compared to the Colombian peso and the Mexican peso, partly offset by the stronger dollar compared to the British pound.

Income Tax Provision

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

        For the three months ended September 30, 2011 and 2010, ILG recorded income tax provisions for continuing operations of $8.0 million and $6.0 million, respectively, which represent effective tax rates of 41.1% and 39.4%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended September 30, 2011, the effective tax rate increased due to other income tax items, the most significant related to the effect of changes in tax laws in the U.K., as discussed further below, that were enacted during the quarter.

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

        For the nine months ended September 30, 2011 and 2010, ILG recorded income tax provisions for continuing operations of $20.9 million and $22.7 million, respectively, which represent effective tax rates of 39.4% and 38.7%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the nine months ended September 30, 2011, the effective tax rate increased due to other income tax items, the most significant related to the effect of changes in tax laws in the U.K., as discussed further below, that were enacted during the third quarter of 2011.

        As of September 30, 2011 and December 31, 2010, ILG had unrecognized tax benefits of $0.9 million and $1.0 million, respectively. There were no material increases or decreases in unrecognized tax benefits for the three months ended September 30, 2011. During the nine months ended September 30, 2011, the unrecognized tax benefits decreased by approximately $0.1 million during the first quarter of 2011 as a result of the expiration of the statute of limitations related to foreign taxes. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and nine months ended September 30, 2011. During the nine months ended September 30, 2011, interest and penalties decreased by approximately $0.1 million during the first quarter of 2011 as a result of the expiration of the statute of limitations related to foreign taxes. As of September 30, 2011, ILG had accrued $0.8 million for interest and penalties.

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

        During 2010, the U.K. Finance Act of 2010 was enacted, which reduced the U.K. corporate income tax rate from 28% to 27%, effective April 1, 2011. The impact of this 2010 U.K. rate reduction to ILG's effective tax rate was reflected in the third quarter of 2010, the reporting period when the law was enacted. During the third quarter 2011, the U.K. Finance Act of 2011 was enacted, which further reduced the U.K. corporate income tax rate to 26%, effective April 1, 2011 and 25%, effective April 1, 2012. The impact of the U.K. rate reduction to 26% and 25% has been reflected in the current reporting period. It reduced our U.K. net deferred tax asset and increased income tax expense by $0.4 million. The change in the corporate tax rate initially negatively impacts income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreases; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

        Further U.K. rate reductions to 24% and 23% are expected to be included in future U.K. Finance Bills. These future corporate income tax rate reductions are expected to have a similar impact on our financial statements, as outlined above, however the actual impact will be dependent on the actual amount of the rate decrease enacted and on our deferred tax position at that time.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2011, we had $194.1 million of cash and cash equivalents and restricted cash and cash equivalents, including $84.8 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $57.2 million is held in foreign jurisdictions, principally the U.K. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is our primary source of liquidity. We believe that our cash on hand along with our anticipated operating future cash flows and availability under our $50.0 million revolving credit facility are sufficient to fund our operating needs, capital expenditures, development and expansion of our operations, debt service, investments and other commitments and contingencies for at least the next twelve months. However, our operating cash flow may be impacted by macroeconomic factors outside of our control.

Cash Flows Discussion

        Net cash provided by operating activities increased to $76.9 million in the nine months ended September 30, 2011 from $71.7 million in the same period of 2010. The increase of $5.2 million from 2010 was principally due to lower income taxes paid of $8.7 million and higher interest income of $0.4 million, partly offset by higher net cash expenses. The increase in interest income is due to interest earned and received on the loans receivable issued to third parties in the second quarter 2011.

        Net cash used in investing activities of $31.7 million in the nine months ended September 30, 2011 related to disbursements totaling $16.2 million for loans to third parties, capital expenditures of $9.9 million, primarily related to IT initiatives, and the acquisition of certain management agreements by our Management and Rental segment for $5.6 million. The loans are secured and mature in 2014. Interest on these loans is due monthly and as of September 30, 2011, an additional $0.8 million is available to be drawn. In connection with obtaining or extending business relationships with our clients, on occasion we provide loans or make other payments. In the nine months ended September 30, 2010, net cash used in investing activities was $12.5 million which primarily related to capital expenditures for IT initiatives. The decrease in capital expenditures in 2011 from 2010 is due to less capitalized expenditures pertaining to internally developed software subsequent to the launch of iServices in November 2010.

        Net cash used in financing activities of $34.3 million in the nine months ended September 30, 2011 was principally due to repurchases of our common stock at market prices totaling $17.6 million, including commissions, which settled during the quarter as well as voluntary principal prepayments on the term loan totaling $15.0 million and vesting of restricted stock units, net of withholding taxes, all partially offset by excess tax benefits from stock-based awards and proceeds from the exercise of stock options. Effective, August 3, 2011, ILG's Board of Directors authorized a share repurchase program for up to $25.0 million, excluding commissions, of our outstanding common stock. As of September 30, 2011, the remaining availability for future repurchases of our common stock was $5.8 million. In the nine months ended September 30, 2010, net cash used in financing activities of $30.9 million was principally due to principal payments totaling $30.0 million on the term loan and vesting of restricted stock units, net of withholding taxes, partially offset by excess tax benefits from stock-based awards and proceeds from the exercise of warrants and stock options.

        We have a senior secured credit facility which matures on July 25, 2013 and consists of a $50.0 million revolving credit facility (the "Revolver") and $150.0 million term loan (the "Term Loan"). During 2010, we paid $40.0 million of principal payments on the Term Loan, which included voluntary prepayments of scheduled principal payments through December 31, 2011 and $18.3 million applied pro rata to the remaining scheduled principal payments. During the first nine months of 2011, we paid a total of $15.0 million of principal payments on the term loan which included a voluntary prepayment of the March 31, 2012, June 30, 2012 and September 30, 2012 scheduled principal payments and $2.0 million which was applied pro rata to the remaining scheduled principal payments. As of September 30, 2011, we had $61.0 million outstanding on the Term Loan. The remaining principal amount of the Term Loan is payable quarterly through July 25, 2013 ($4.3 million for the fourth quarter of fiscal year 2012 and approximately $18.9 million quarterly thereafter). There have been no borrowings under the Revolver through September 30, 2011.

        In addition, on August 19, 2008, we issued $300.0 million of aggregate principal amounts of 9.5% Senior Notes due 2016 (the "Interval Senior Notes"), reduced by the original issue discount of $23.5 million of which $16.6 million remains unamortized at September 30, 2011. The secured credit facility effectively ranks prior to the Interval Senior Notes to the extent of the value of the assets that secure it.

        Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rates per annum applicable to loans under the senior secured credit facility are, at the Issuer's option, equal to either a base rate or a LIBOR rate plus an applicable margin, which varies with the total leverage ratio of the Issuer. As of September 30, 2011, the applicable margin was 2.50% per annum for LIBOR term loans, 2.00% per annum for LIBOR revolving loans, 1.50% per annum for base rate term loans and 1.00% per annum for base rate revolving loans. The revolving credit facility has a facility fee of 0.50%

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants, requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated EBITDA, as defined in the credit agreement (3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (3.00 from January 1, 2010 and thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of September 30, 2011, we were in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.44 and 4.52, respectively.

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At September 30, 2011, guarantees, surety bonds and letters of credit totaled $17.3 million. Guarantees represent $14.9 million of this total and primarily relate to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the Aston management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of September 30, 2011, amounts are not expected to be significant, individually or in the aggregate. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of September 30, 2011, amounts pending reimbursements are not significant.

Contractual Obligations and Commercial Commitments

        Contractual obligations and commercial commitments at September 30, 2011 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$361,000	$—	$61,000	$300,000	$—
Debt interest(a)	143,400	30,454	58,321	54,625	—
Purchase obligations(b)	21,622	6,555	6,751	8,286	30
Unused commitment on a loan receivable	850	850	—	—	—
Operating leases	58,788	10,152	16,346	12,842	19,448

Total contractual obligations	$585,660	$48,011	$142,418	$375,753	$19,478

(a)
Debt principal and debt interest represent principal and interest to be paid on our Term Loan, Interval Senior Notes and certain fees associated with our credit facility. Interest on the Term Loan is calculated using the prevailing rates as of September 30, 2011.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$17,288	$6,629	$4,314	$3,099	$3,246

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

RECONCILIATION OF EBITDA

        The following tables reconcile EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three and nine months ended September 30, 2011 and 2010 (in thousands). The noncontrolling interest relates to the Management and Rental segment.

	For the Three Months Ended September 30, 2011
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Membership and Exchange	$36,262	$(2,693)	$(3,097)	$(5,420)	$25,052
Management and Rental	2,080	(241)	(222)	(1,410)	207

Total	$38,342	$(2,934)	$(3,319)	$(6,830)	25,259

Interest expense, net					(8,329)
Other income, net					2,488

Earnings before income taxes and noncontrolling interest					19,418
Income tax provision					(7,982)

Net income					11,436
Net income attributable to noncontrolling interest					(2)

Net income attributable to common stockholders					$11,434

	For the Three Months Ended September 30, 2010
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Membership and Exchange	$34,563	$(2,406)	$(2,426)	$(5,257)	$24,474
Management and Rental	2,008	(187)	(218)	(1,318)	285

Total	$36,571	$(2,593)	$(2,644)	$(6,575)	24,759

Interest expense, net					(8,727)
Other expense, net					(702)

Earnings before income taxes and noncontrolling interest					15,330
Income tax provision					(6,038)

Net income					9,292
Net loss (income) attributable to noncontrolling interest					—

Net income attributable to common stockholders					$9,292

	For the Nine Months Ended September 30, 2011
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Membership and Exchange	$111,935	$(8,076)	$(9,286)	$(16,269)	$78,304
Management and Rental	5,645	(764)	(720)	(4,179)	(18)

Total	$117,580	$(8,840)	$(10,006)	$(20,448)	78,286

Interest expense, net					(26,048)
Other income, net					758

Earnings before income taxes and noncontrolling interest					52,996
Income tax provision					(20,864)

Net income					32,132
Net income attributable to noncontrolling interest					(1)

Net income attributable to common stockholders					$32,131

	For the Nine Months Ended September 30, 2010
	EBITDA	Non-Cash Compensation Expense	Depreciation Expense	Amortization Expense of Intangibles	Operating Income
Membership and Exchange	$117,404	$(7,072)	$(7,069)	$(15,771)	$87,492
Management and Rental	4,072	(566)	(624)	(3,954)	(1,072)

Total	$121,476	$(7,638)	$(7,693)	$(19,725)	86,420

Interest expense, net					(26,708)
Other expense, net					(995)

Earnings before income taxes and noncontrolling interest					58,717
Income tax provision					(22,695)

Net income					36,022
Net loss attributable to noncontrolling interest					3

Net income attributable to common stockholders					$36,025

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

        In addition, we are exposed to foreign currency risk related to transactions and/or assets and liabilities denominated in a currency other than the functional currency. Historically, we have not hedged currency risks. However, our foreign currency exposure related to EU VAT liabilities denominated in euros is largely offset by euro denominated cash balances.

        Operating foreign exchange for the three and nine months ended September 30, 2011 resulted in a net gain of $0.2 million and a net loss of less than $0.1 million, respectively, attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency. Non-operating foreign exchange for the three months ended September 30, 2011 and 2010 resulted in a net gain of $2.5 million and a net loss of $0.7 million, respectively, attributable to cash held in certain countries in currencies other than their functional currency. Non-operating foreign exchange for the nine months ended September 30, 2011 and 2010 resulted in a net gain of $1.0 million and a net loss of $1.0 million, respectively

        The favorable fluctuations in the third quarter 2011 were principally driven by U.S. dollar positions held at September 30, 2011 affected by the stronger dollar compared to the Colombian peso and the Mexican peso. Unfavorable fluctuations in foreign currency exchange rates caused a net loss during the three months ended September 30, 2010. The unfavorable fluctuations in the third quarter 2010 were principally driven by U.S. dollar positions held at September 30, 2010 affected by the weaker dollar compared to the Colombian and Mexican pesos.

        The favorable fluctuations in the nine months ended September 30, 2011 were principally driven by U.S. dollar positions held at September 30, 2011 affected by the stronger dollar compared to the Mexican peso, partly offset by a strengthening of the Colombian peso against the U.S. dollar. The unfavorable fluctuations in the nine months ended September 30, 2010 were principally driven by U.S. dollar positions held at September 30, 2010 affected by the weaker dollar compared to the Colombian peso and the Mexican peso, partly offset by the stronger dollar compared to the British pound.

        As we increase our operations in international markets we become increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three and nine months ended September 30, 2011 would result in an approximate change to revenue of $0.7 million and $2.5 million, respectively. There have been no material quantitative changes in market risk exposures since December 31, 2010.

Interest Rate Risk

        At September 30, 2011, we had $61.0 million outstanding under the Term Loan. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.6 million. Additionally, September 30, 2011, we had $300.0 million (face amount) of Interval Senior Notes that bear interest at a fixed amount. As market rates have declined, the required payments on the fixed rate debt have exceeded those based on market rates. Based on our mix of fixed rate and floating rate debt and cash balances, we do not currently hedge our interest rate exposure. There have been no material quantitative changes in market risk exposures since December 31, 2010.

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

        Not applicable

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

Loss of the management contract for one of Aston's largest managed properties may adversely affect our Management and Rental segment and could lead us to record an impairment charge.

        The owner of one of Aston's largest managed properties has been unable to repay or refinance the mortgage that matured on October 1, 2011. The owner has since received a notice of default. In the event the owner is unable to obtain new financing and reorganizes or liquidates under bankruptcy protection, Aston's management agreement may be terminated which could materially adversely affect the Aston business, and the financial condition and results of operations of our Management and Rental segment. The loss of this management agreement may require us to test the goodwill and other intangible assets of this reporting unit for impairment, which could result in recording an impairment charge at that time.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  Unregistered Sale of Securities. None

  (b)
  Use of Proceeds. Not applicable

  (c)
  Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table sets forth information with respect to purchases of shares of our common stock, excluding commissions, made during the quarter ended September 30, 2011 by or on behalf of ILG or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs(1)
July 2011	—		—	—	—
August 2011	624,700	(2)	$11.85	624,700	$17,598,161
September 2011	945,987		$12.50	1,570,687	$5,773,508

(1)
On August 4, 2011, we announced that our Board of Directors had authorized the repurchase of up to $25 million of our common stock, excluding commissions. There is no time restriction on this authorization and repurchases may be made in the open-market or through privately negotiated transactions.

(2)
In addition to the purchases above, in August 2011 Craig Nash, our Chairman, President and Chief Executive Officer purchased 50,000 shares at an average price of $10.76 and Jeanette Marbert, our Chief Operating Officer, purchased 5,000 shares at an average price of $10.83. Mr. Nash and Ms. Marbert may be considered "affiliated purchasers" under Rule 10b-18 of the Exchange Act.

Items 3-5.    Not applicable.

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.
3.2	Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG's Quarterly Report on Form 10-Q, filed on August 11, 2009.
3.3	Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on September 27, 2010.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.3†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.3††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document

Exhibit Number	Description	Location
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: November 4, 2011

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
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
ILG'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF EBITDA
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Items 3-5. Not applicable.
  Item 6. Exhibits
SIGNATURES