Form 10-K
period 2011-12-31
Interval Leisure Group, Inc.
filed 2012-03-09
CIK 1434620

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $550,975,502. As of March 6, 2012, there were 56,066,274 shares outstanding of the issuer's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

PART I

Item 1.    Business.

Overview

        Interval Leisure Group, Inc., or ILG, is a leading global provider of membership and leisure services to the vacation industry. ILG consists of two operating segments. Membership and Exchange, our principal business segment, offers travel and leisure related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. As of December 31, 2011, more than 2,600 resorts located in over 75 countries participated in Interval's primary exchange network, the Interval Network. At that date, the Membership and Exchange segment had approximately two million members enrolled in its various membership programs including approximately 1.8 million in the Interval Network. The Membership and Exchange segment represented approximately 81% of ILG's consolidated revenue for the fiscal year ended December 31, 2011 and approximately 84% of ILG's consolidated revenue for the fiscal year ended December 31, 2010.

        Management and Rental, our other business segment, provides hotel, condominium resort, timeshare resort and homeowners association management, and vacation rental services to both vacation property owners and vacationers. As of December 31, 2011, the Management and Rental segment provided hotel and resort management services to over 60 vacation properties and hotels, as well as other more limited management services to certain additional properties. The Management and Rental segment represented approximately 19% of ILG's consolidated revenue for the fiscal year ended December 31, 2011 and approximately 16% of ILG's consolidated revenue for the fiscal year ended December 31, 2010. For information regarding the results of operations of ILG and its segments on a historical basis, see Note 11 to the Consolidated Financial Statements of ILG and the disclosure set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Membership and Exchange segment consists of the Interval International business, referred to as Interval, and Trading Places International's, or TPI's, membership and exchange related line of business. The Management and Rental segment consists of Aston Hotels & Resorts, LLC and Maui Condo and Home, LLC, referred to as Aston, and TPI's management and rental related line of business. On February 28, 2012, we acquired Vacation Resorts International which will primarily be part of the Management and Rental segment.

History

        ILG was incorporated as a Delaware corporation in May 2008 in connection with a plan by IAC/InterActiveCorp, or IAC, to separate into five publicly traded companies, referred to as the "spin-off." ILG was formed to hold the membership and exchange and management and rental businesses and commenced trading on The NASDAQ Stock Market in August 2008 under the symbol "IILG."

        The businesses operated by ILG's subsidiaries have extensive operating histories. ILG's Interval International vacation ownership exchange business was founded in 1976, its Aston Hotels & Resorts management and rental business traces its roots in lodging back over 60 years, and its Trading Places International subsidiary was founded in 1973. Vacation Resorts International was founded in 1981.

        Except as otherwise indicated or unless the context otherwise requires, in this report "ILG," "we," "our" or "us" refers to Interval Leisure Group, Inc. together with its subsidiaries.

Industry Overview and Trends

        The hospitality industry is a major component of the travel industry, which is affected by the performance of the global economy. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Various factors, including decreased disposable income, increased costs of transportation and the overall financial instability of the airline industry, adversely impact consumers' decisions to use and consume travel services. During 2011, the hospitality industry as a whole continued to recover from the lows experienced during 2009.

        Vacation ownership is the segment of the hospitality industry that encompasses the development, operation and sale of vacation interests in traditional timeshare regimes, fractional products, private residence clubs, condo hotels and other forms of shared ownership, and vacation home ownership. Vacation ownership sales (excluding sales of fractional, private residence club, destination club and whole ownership products) in the U.S. for 2010, the last year for which data is available, were approximately $6.4 billion, as compared to $6.3 billion in 2009. U.S. sales of fractional products, private residences and destination club products were approximately $530 million in 2010, the last year for which data is available, as compared to $860 million in 2009. Although vacation ownership sales have not returned to the 2007 levels of $10.6 billion due to economic conditions, leisure travelers continue to use their vacation ownership interests as demonstrated by significantly higher average occupancy rates at U.S. timeshare resorts than at U.S. hotels.

        Most U.S.-based developers of vacation ownership resorts rely on receivables financing to fund sales and marketing efforts. Beginning at the end of the third quarter of 2008, developers were unable to obtain either receivables financing or commitments for future receivables financings. As a result, many resort developers greatly reduced their sales and marketing expenditures and as a consequence reduced sales of new vacation ownership interests. The tightening of credit also affected acquisition, development and construction loans available to vacation property developers resulting in the development of fewer vacation ownership and vacation rental resorts. Along with higher consumer credit standards that decreased the number of potential purchasers for vacation ownership and vacation rental resorts, difficulty in obtaining financing may continue to have a material adverse effect on the vacation ownership and vacation rental industries. Beginning in 2010, access to the credit markets returned for securitization transactions available to certain large developers, and during 2011, access to receivables financing has improved for better capitalized developers. Financing standards for consumers remain higher than those required several years ago and developers are continuing to modify their business models. As developers with greater debt obligations continue to work with their lenders, we anticipate additional bankruptcies, reorganizations and consolidation within the industry.

  Membership and Exchange Services

        The membership and exchange services industry provides owners of vacation interests with flexibility and choice by providing them access to alternative accommodations through exchange networks encompassing a wide variety of resorts. There are two principal providers of vacation ownership membership and exchange services in the global vacation membership services industry, Interval International, an ILG business, and RCI, LLC, a subsidiary of Wyndham Worldwide Corp. Trading Places International, which ILG acquired in November 2010, and several third parties also operate in this industry with a significantly more limited scope of available accommodations. In addition, many vacation ownership resort developers and managers provide exchange services to owners within their related resorts.

        Future growth in the membership and exchange services industry will be driven primarily by the number of vacation interests sold to new purchasers (including those who acquire vacation interests in the secondary market) and by increasing services provided directly to existing owners of vacation interests. At the end of 2010, approximately 8.1 million weekly equivalent intervals were owned at U.S. timeshare resorts. Because of the difficulties obtaining receivables financing, as discussed above, reduced sales and marketing expenditures by resort developers have led to fewer new sales of vacation ownership interests and fewer new members over the past couple of years. Cutbacks in development of new resorts by resort developers may reduce sales and potential new members in the longer term. Future growth is expected to be driven by:

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

  Management and Rental Services

        The vacation rental market in the United States consists of vacation homes, condominiums, villas, condo hotels, timeshare units and fractional units. This fragmented market includes both managed properties and those offered by owners. Due to the nature of timeshare ownership, these resorts require professional management either by the developer of the resorts or by a management company on behalf of the homeowners association. In general, the managed properties are better able to engage in market-based pricing and offer hotel-like services. Vacation rental accommodations generally offer value to travelers seeking more than a nightly stay by providing greater space and convenience than traditional hotel rooms and offering separate living, sleeping and eating quarters.

        Management and rental companies manage the homeowners associations that are responsible for operation, maintenance and improvements to condominium and shared ownership resorts. This fee-for-service business provides

  •
  administrative services for reservations, front desk, board and owner meetings,

  •
  fiscal services for budgeting, maintaining books and records, billing and collection of assessments, and reporting, and

  •
  quality assurance inspections, maintenance, capital planning, and maid services.

        Management and rental companies also facilitate the rental process by handling most, if not all, aspects of interaction with vacationers. Timeshare resort management has less emphasis on vacation rentals because the product is designed for use and exchange. Improved product awareness and consumer convenience through direct and indirect online distribution channels are expected to drive long-term growth in this market.

        Currently, ILG offers management and rental services for condominium, hotel and timeshare properties and their homeowner associations in the United States, Canada and Mexico. A significant number of our managed resorts are located in Hawaii, which during 2011 continued to improve from the global economic crisis that began in late 2008. According to the Hawaii Tourism Authority, the number of visitors who traveled to Hawaii by air grew approximately 3.5% from approximately 6.9 million in 2010 to approximately 7.2 million in 2011.

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

  •
  Interval Network.  The Interval Network is a membership-based exchange program which also provides a comprehensive package of value-added products and services. Generally, individuals are enrolled by resort developers in connection with their purchase of vacation interests from such resort developers, with initial membership fees being paid on behalf of members by the resort developers. Members may also enroll directly, for instance, when they purchase a vacation interest through resale at a resort that participates in the Interval Network. The resorts participating in the Interval Network primarily include resorts with which Interval has an affiliation agreement in place, as well as resorts at which Interval continues to provide exchange services following the affiliation agreement's term.

    Following their initial membership period, Interval Network members generally have the option of renewing their memberships for terms ranging from one to five years and paying their own membership fees directly to us. Alternatively, some resort developers incorporate the Interval Network membership fee into certain annual fees they charge to owners of vacation interests at their resorts or vacation ownership clubs, which results in these owners having their membership in the Interval Network and, where applicable, the Interval Gold or Interval Platinum program (as described below), automatically renewed through the period of their resort's or club's participation in the Interval Network. We sometimes refer to these as corporate members. Interval also provides purchasers the standard membership benefits of the Interval Network in conjunction with a shorter-term offering from a resort developer.

  •
  Trading Places International.  This program provides exchange services to owners at timeshare properties managed by Trading Places International as well as other direct-to-consumer exchanges that do not require a membership. Vacation owners may deposit and exchange through the website or call center. In addition, they may choose to join a TPI membership program to be eligible for discounts.

  •
  Preferred Residences Program.  This hospitality-branded membership program for luxury shared ownership resorts and condo hotels offers owners an annually renewing membership throughout the period of each resort's participation in the Preferred Residences exchange network. Members have access to additional travel-related benefits including special rates at Preferred Hotel Group properties.

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

  •
  Interval Gold.  Interval Network members also may take advantage of Interval Gold, our enhanced membership program that provides year-round access to value-added benefits and services for an additional annual fee. These benefits and services vary by country of residence, but generally consist of discounts on Getaways, a concierge service, a hotel discount program and Interval Options, a service that allows members to relinquish annual occupancy rights in their vacation interests towards the purchase of various travel products, including cruise, golf and spa vacations. Interval Gold members may also access the ShortStay program which allows weeks-based members to trade a week for shorter stays of less than seven nights and allows points-based members to make as many ShortStay exchanges as their available points allow. Members are enrolled in the Interval Gold program either by resort developers in connection with the initial purchase of their vacation interests or by upgrading their membership directly. Renewal procedures and responsibility for fees are generally the same as those for basic membership in the Interval Network.

  •
  Interval Platinum.  In March 2011, we launched Interval Platinum, our premier membership level. This program targets discerning travelers and offers them high-value benefits and services in addition to those included in the Interval Gold membership, including additional discounts on Getaways, advance access to Getaways prior to other Interval members, free guest certificates, and exclusive travel offers. Membership in this program operates in the same manner as Interval Gold.

  •
  Club Interval Gold.  This product was launched during 2011 and gives owners of fixed or floating week timeshares the opportunity to use their resort week as points within the Interval Network. By utilizing points the member also has increased flexibility as to unit sizes and seasons as well as the ability to combine deposits, and unused points remain on deposit until their use or expiration. Club Interval Gold members also receive all of the benefits of Interval Gold.

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

        Products and Services.    A primary basis on which resort developers choose us as a partner is the comprehensive array of products and services that we offer to them, such as sales and marketing support and operational support, including custom vacation program design services.

  •
  Sales and Marketing Support.  Resort developers promote membership in our exchange programs and related value-added services as an important benefit of owning a vacation interest. We offer our developers a selection of sales and marketing materials. These materials, many of which are available in multiple languages, include brochures, publications, sales-office displays, videos and resort directories. In addition, we offer programs, including our Leisure Time Passport program, that resort developers use as an exit or trial membership program for potential purchasers of vacation interests.

    The Interval Network's resort recognition program recognizes certain of its eligible Interval Network resorts as either a "Select Resort," a "Premier Resort" or a "Premier Boutique Resort," based upon the satisfaction of qualifying criteria. Approximately 40% of Interval Network resorts were recognized as a Select, Premier or Premier Boutique Resort for 2011. Resorts achieved the rating based on the quality rating we assigned the resort following an inspection at the time of affiliation and by member feedback following vacations at the resort as well as participation in our prior recognition programs and other resort-specific factors. As of December 31, 2011, over 35% of the recognized resorts had been inspected since inspections based on the criteria developed for the program began. Recognized resorts are then subject to periodic inspection and customer evaluations and must comply with the program's service and quality criteria to retain their status.

  •
  Operational Support.  We also make available a comprehensive array of back-office servicing solutions to resort developers and resorts. For example, for an additional fee, we provide reservation services and billing and collection of maintenance fees and other amounts due to developers or homeowner's associations.

    In addition, through consulting arrangements, we assist resort developers in the design of vacation programs for owners of vacation interests. Such programs, which may include a wide range of flexible-use plans, as well as point-based programs and vacation clubs, are tailored to the specific needs of the relevant developer and/or resort. We undertake a comprehensive analysis of the existing operations and intended growth plan of the relevant developer or resort, and then work collaboratively to design and implement a tailored program.

  Revenue

        Our Membership and Exchange segment earns most of its revenue from (1) fees paid for membership in the Interval Network and (2) Interval Network transactional and service fees paid primarily for exchanges, Getaways, reservation servicing and related transactions, collectively referred to as "transaction revenue." Revenue is also derived from fees for ancillary products and services provided to members, fees from other membership and exchange programs and other products and services sold to developers.

Management and Rental

        We also provide management and rental services to hotels as well as condominium and timeshare resorts and their homeowners associations through Aston and Trading Places International. Aston is based in Hawaii and concentrates on condominium and hotel management primarily in Hawaii, as well as vacation property rental and related services (including common area and owner association management services for condominium projects). During the fourth quarter of 2010, we acquired Trading Places International which provides property management, vacation rental and homeowners association management services to timeshare resorts in the United States, Canada and Mexico. On February 28, 2012, we acquired Vacation Resorts International, the largest independent provider of resort and homeowner association management services to the shared ownership industry, determined by number of properties.

  Management Services

        We provide hotel and resort management services for owners of condominium hotels, timeshare resorts and traditional hotels. Condominium resorts and timeshare resorts generally offer the same type of services offered by hotels and resorts, plus certain comforts of home, such as kitchens or kitchenettes, separate seating or living room areas and in suite, private bedrooms, with actual services and features varying by property. Generally, property and homeowners association management services, including administrative, fiscal and quality assurance services, are provided pursuant to exclusive agreements with terms typically ranging from one to five years, many of which are automatically renewable. With respect to timeshare resorts, we provide these services to resorts that are under the control of a homeowners association and not the developer. The loss of one or more of our largest management agreements could materially impact our Management and Rental business.

  Rental Services

        We also provide vacation property rental services for condominium owners, timeshare owners and homeowners associations. The condominium rental properties are generally investment properties, and, to a lesser extent, second homes, owned by individuals who contract with Aston directly to manage, market and rent their properties, generally pursuant to short-term agreements. They also offer such owners a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability. Trading Places International and Vacation Resorts International offers vacation rental services to individual timeshare owners and homeowners associations.

  Distribution

        We secure guests for both managed hotels and vacation rentals primarily through long-standing relationships with travel partners, including wholesalers, retail travel agents and online travel intermediaries. We also conduct online marketing initiatives to reach consumers directly through our websites, www.astonhotels.com, www.ResortQuestHawaii.com, www.tradingplaces.com and www.mauicondo.com. As an additional distribution channel, Aston and Trading Places International also rent units to Interval for use as Getaways.

  Revenue

        Management and Rental segment revenue is derived principally from fees for hotel, condominium resort, timeshare resort and homeowners association management and rental services. Management fees consist of a base management fee and, in some instances for hotels or condominium resorts, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. A majority of the hotel and condominium resort management agreements provide that owners receive either specified percentages of the rental revenue generated under our management or guaranteed dollar amounts. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and we either retain the balance (if any) as our management fee or make up the deficit.

Business Strategy

        To grow our business and expand our presence within the vacation industry, we are pursuing the following strategic initiatives:

  •
  leveraging our strategic developer and homeowners association relationships to provide additional services;

  •
  increasing non-vacation exchange related revenue;

  •
  enhancing services to managed properties and their owners;

  •
  expanding our product and service offerings;

  •
  supporting continued growth of online transactions;

  •
  continuing to expand internationally; and

  •
  pursuing strategic acquisitions and joint ventures opportunistically.

Marketing and Technology

  Membership and Exchange

        Membership and Exchange maintains corporate and consumer marketing departments, both of which are based in ILG's global headquarters in Miami, Florida as well as a managed owner and membership marketing department in Laguna Niguel, California. International marketing expertise is provided primarily by London-based employees, with input and local expertise being provided by employees in local and regional offices worldwide. These departments are responsible for implementing our overall marketing strategy and developing the materials that are necessary to secure new relationships with resort developers, homeowners associations and resorts and obtain new members and participants, as well as promote membership renewals, exchange opportunities and other value-added services to existing members.

        We market our products and services to resort developers and other parties in the vacation ownership industry through a series of business development initiatives. In addition to advertising in hospitality industry publications, we sponsor, participate in and attend numerous industry conferences around the world. For over ten years, we have organized and co-sponsored a proprietary, multi-day informational seminar, known as the Shared Ownership Investment Conference, where real estate developers, hospitality companies and others contemplating entry into the vacation ownership industry can meet and network with industry leaders, as well as participate in educational panels on various vacation ownership issues, such as property and program planning, financing and regulatory requirements. This seminar is offered annually in the U.S. with additional conferences held periodically at locations in regions that Interval views as potential market opportunities for vacation ownership development. In 2010, we held one-day conferences throughout South Africa and in 2011 we held two one-day conferences in India. Through these programs, we work to strengthen and expand the vacation ownership industry through the education and support of viable new entrants. We have also maintained leadership roles in various industry trade organizations throughout the world since their inception, through which we have been a driving force in the promotion of constructive legislation, both in the U.S. and abroad, principally aimed at creating or enhancing consumer protection in the vacation ownership industry. In addition we operate a business to business website, www.resortdeveloper.com, for developers, industry partners and those interested in learning more about the shared ownership industry and our services.

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

        Our consumer marketing efforts revolve around the deepening of new and existing customer relationships globally, focusing on the strategic design of consumer marketing and product development initiatives across the customer lifecycle. The design, development and execution of programs, promotions, online and offline communications, cross-sell initiatives, new technology tools and overall enhancements to both membership and product value propositions are all aimed at increasing acquisition, usage, loyalty, retention and overall engagement of members and non-members. The online channel remains a strategic focus of growth with new technology for our online booking tools and communications created to increase the overall user experience, member service and engagement. Interval Community offers our members a platform for Interval Network members to share their experiences and communicate with each other about vacation ownership, travel, and ways to utilize and maximize their membership. In 2011, we launched an iPad app to complement our previously released apps for iPhone and Blackberry mobile devices.

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

International Operations

        We maintain operations in the United States, the United Kingdom and other international locations. Geographic information on revenue, which is based on sourcing, and long-lived assets, which are based on physical location, is presented below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue
United States	$364,058	$346,289	$340,420
All other countries	64,736	63,151	64,566

Total	$428,794	$409,440	$404,986

	December 31,
	2011	2010	2009
Long-lived assets (excluding goodwill and intangible assets)
United States	$48,375	$49,663	$43,156
All other countries	2,264	1,237	1,244

Total	$50,639	$50,900	$44,400

Competition

  Membership and Exchange

        The two principal companies in the global vacation ownership membership and exchange industry, our Interval International business and RCI, aggressively compete for developer and consumer market share. Trading Places International, which ILG acquired in November 2010, and several third parties operate in this industry with a significantly more limited scope of available accommodations. Our Membership and Exchange segment also faces increasing competition from points-based vacation clubs and large resort developers, which may elect to operate their own internal exchange systems to facilitate exchanges for owners of vacation interests at their resorts as they increase in size and scope. In addition, vacation clubs and resort developers may have direct exchange relationships with other developers.

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

        Based on the most recent disclosure statements filed by RCI and Interval for the year ended December 31, 2010, RCI had more than 3.8 million points and weeks members and its network for weeks included a total of approximately 4,100 resorts while the Interval Network had approximately 1.8 million members and included over 2,600 resorts. Accordingly, RCI is the larger provider of vacation ownership member services with a larger exchange network. Through the resources of its corporate affiliates, particularly Wyndham Vacation Ownership, Inc., itself engaged in vacation ownership sales, RCI may have greater access to a significant segment of new purchasers of vacation interests.

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

  Management and Rental

        The Management and Rental businesses are also highly competitive and face competition from other management companies, other suppliers of travel products and services, hotel operators and local rental agents. The principal competitive factors in attracting hotel, condominium and timeshare resort and other vacation property owners and homeowners associations are the ability to provide comprehensive management services at competitive prices and, in many cases, to generate rental income. In addition, there are low barriers to entry for new competitors. We compete for vacationers on the basis of our range of available accommodations, price, locations, and amenities.

Seasonality

        Revenue at ILG is influenced by the seasonal nature of travel. The Membership and Exchange businesses recognize exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. The Management and Rental businesses recognize rental revenue based on occupancy, with the first and third quarters generally generating higher revenue and the second and fourth quarters generally generating lower revenue. The management part of this business does not experience significant seasonality.

Employees

        As of December 31, 2011, ILG had approximately 3,000 employees worldwide. With the exception of a limited number of housekeeping employees at one property in Hawaii and employees in Argentina, Italy, Mexico and Spain, employees are not represented by unions or collective bargaining agreements. ILG believes that relationships with its employees are generally good.

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

        Travel Agency Services.    The travel agency products and services that we provide are subject to various federal, state and local regulations. We must comply with laws and regulations that relate to our marketing and sales of such products and services, including laws and regulations that prohibit unfair and deceptive advertising or practices and laws that require us to register as a "seller of travel" to comply with disclosure requirements. In addition, we are directly or indirectly affected by the regulation of our travel suppliers, many of which are heavily regulated by the United States and other jurisdictions.

Regulations Applicable to the Vacation Exchange Business

        Our vacation exchange business is subject to, among other laws and regulations, statutes in certain jurisdictions that regulate vacation ownership, including exchange services, and we must prepare and file annually disclosure guides with regulators in jurisdictions where such filings are required.

        Although our vacation exchange business is not generally subject to laws and regulations that govern the development of vacation ownership properties and the sale of vacation ownership interests, these laws and regulations directly affect the members of our vacation exchange programs and resorts with units that participate in our vacation exchanges. These laws and regulations, therefore, indirectly affect our vacation exchange business. Vacation ownership resorts are subject to various regulatory requirements including state and local approvals or regulations required by the country of the resort. The laws of most states require resort developers to file a detailed offering statement describing their business and all material aspects of the project and sale of vacation interests with a designated state authority. Laws in many jurisdictions where our resort developers sell vacation interests generally grant the purchaser of a vacation interest the right to cancel a contract of purchase at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by the resort developer. In addition, several jurisdictions in the future may enact regulations that would impose or increase taxes on members that complete exchanges, similar to local transient occupancy taxes. In the European Union, a Timeshare Directive has recently been implemented by member states. This directive imposes new requirements on businesses offering timeshare exchange relating to disclosures, rescission and timing of acceptance of initial membership payment to the exchange provider. We have implemented compliance measures as national laws have been adopted by member states pursuant to this directive.

Regulations Applicable to the Management and Rental Businesses

        Our Management and Rental businesses are subject to, among others, laws and regulations that relate to health and sanitation, the sale of alcoholic beverages, facility operation and fire safety. We believe that we are in material compliance with these laws and regulations as such are relevant to our business. These requirements are summarized below:

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

        The success of ILG and our businesses depends, in substantial part, upon the health of the worldwide vacation ownership, vacation rental and travel industries. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Economic conditions may continue to cause decreased demand for purchases of vacation ownership interests, may increase default rates among current owners, and may increase refund requests from our members. Members and other consumers may be unable or unwilling to travel to certain destinations where participating resorts and managed vacation rental properties are located based on one or more of the following factors:

  •
  inclement weather,

  •
  natural disasters, such as earthquakes, hurricanes, fires, floods and tsunamis

  •
  epidemics, pandemics or other health concerns,

  •
  terrorism, regional violence, enhanced travel security measures and/or geopolitical conflicts,

  •
  price increases for travel related services,

  •
  financial instability of the airline industry and associated air carrier bankruptcies,

  •
  decreased airlift to relevant markets,

  •
  job actions and strikes, and

  •
  increased costs of transportation based on increased fuel prices.

        These could result in a decrease and/or delay in demand for travel to our managed hotels and resorts and for exchanges and Getaways to, and purchases of, vacation ownership interests in affected regions. This decrease and/or delay in demand, depending on its scope and duration, could adversely affect our business and financial performance. Similarly, these factors could result in a decrease in the number of resort accommodations or vacation rentals available for use in our membership and exchange programs or as vacation rentals. These factors also could lead to changes in deposit and demand patterns causing a significant number of members to relinquish well in advance of intended travel times. The matters described above could result in a decrease in the number of Interval Network members and could have a material adverse effect on the vacation ownership and vacation rental industries, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

        Vacation property developers rely on the credit markets for receivables financing used to fund their sales and marketing efforts and for financing new development. If receivables financing or financing for development of resorts is unavailable or is only available on unacceptable terms, developers may scale back or even cease operations, including sales and marketing efforts and development of resorts, sources of new members for our exchange networks. In addition, developers may seek to extend or adjust payment terms with us.

        Inability to obtain financing on acceptable terms or at all has led to and may continue to lead to insolvency of resort developers affiliated with our exchange networks, which in turn could reduce or stop the flow of new members from their resorts and also could adversely affect the operations and desirability of exchange with those resorts if the developer's insolvency impacts the management of the resorts. In some cases a developer in bankruptcy could terminate its existing relationship with us. The weak financial condition of some developers has resulted in and may continue to result in consolidation within the industry. If we are unable to obtain or retain business relationships with the resultant resort developers, our results of operations may be materially adversely affected. Insolvency of one or more developers that in the aggregate have significant obligations owed to us could cause impairments to certain receivables and assets which could have a material adverse effect on our results of operations.

        Insolvency of a number of properties managed by us, particularly one or more hotels managed by Aston, could materially adversely affect the Management and Rental segment's business, financial condition and results of operations. In addition, a lack of available credit for consumers also could result in a decrease in potential purchasers of vacation interests who would otherwise become members or participants in our exchange networks and a decrease in potential purchasers of vacation properties where we manage properties. This could have a material adverse effect on our business, financial condition and results of operations.

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

        Similarly, the failure of our Management and Rental businesses to maintain existing or negotiate new hotel, resort and homeowners association management agreements and/or rental services arrangements with vacation property owners, as a result of the sale of property to third parties, contract dispute or otherwise, or the failure of vacationers to book vacation rentals through these businesses would result in a decrease in related revenue, which would have an adverse effect on our business, financial condition and results of operations. The loss of one or more of our largest management agreements could materially impact the business, financial condition and results of operations of our Management and Rental businesses.

Vacation Rental Revenue—Our success is dependent, in part, on revenue from vacation rentals and, if consumer demand for vacation rentals falls materially below historic levels, our business, financial condition and results of operations could be adversely affected.

        General economic conditions can negatively affect demand for our rentals of vacation accommodations to our members and other vacationers, leading us to decrease pricing and resulting in reduced revenue from vacation rentals. Failure of our management and rental business to secure a sufficient number of vacationers for accommodations we manage could also result in increased obligations under guaranteed dollar amount or specified percentage provisions of certain hotel and resort management agreements and, ultimately, could affect our ability to obtain and maintain management agreements with vacation property owners. We also actively seek to provide vacation rental services to resorts participating in our exchange networks. Any material or prolonged decrease in demand and/or pricing for vacation rentals would further impact our revenue and, if materially below historical levels, could have a material adverse effect on our business, financial condition and results of operations.

We have a substantial amount of indebtedness, which could adversely affect our financial position.

        We have a substantial amount of indebtedness. As of December 31, 2011, we had total debt of approximately $340.1 million, consisting of $300.0 million of senior notes with an unamortized balance of original issue discount of $15.9 million and $56.0 million of borrowings under our senior secured credit facilities. We also had an additional $50.0 million, net of any letters of credit usage, available for borrowing under the revolving portion of our senior secured credit facilities at that date. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

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

        A substantial percentage of the vacation ownership resorts currently participating in Interval's exchange networks are located in Florida, Hawaii, Las Vegas, Mexico and Southern California, and a majority of the vacation properties for which we provide management and rental services are located in Hawaii. Approximately $122.6 million and $111.0 million of 2011 and 2010 revenue, respectively, which excludes the Management and Rental segment pass-through revenue, was generated from travel to properties located in all of these locations as well as hotel, resort and homeowners association management services performed in these locations in 2011. As a result, our ongoing ability to successfully process confirmed vacations for members, as well as our ability to find vacationers for accommodations managed or marketed by us, is largely dependent on the continued desirability of these areas as key vacation destinations. Any significant shift in travel demand for one or more of these key destinations or any adverse impact on transportation to them, such as decreased airlift, natural disasters, regional violence, terrorism or increased travel costs, could have a material adverse effect on our business, financial condition and results of operations. For instance, violence in Mexico has decreased the demand for exchanges and Getaways available there.

        In addition, the same events that affect demand to one or more of these key destinations could significantly reduce the number of accommodations available for exchanges, Getaways or rental to vacationers, as well as the need for vacation rental and property management services generally. Accordingly, any such event could have a material adverse effect on our business, financial condition and results of operations, the impact of which could be prolonged. Similarly, the effects of climate change may cause these locations to become less appealing to vacation owners as a result of temperature changes, more severe weather or changes to coastal areas which could adversely affect our business.

International Operations—We operate in a number of international markets, which exposes us to additional risks that could adversely affect our business, financial condition and results of operations.

        Revenue from international operations for the years ended 2011, 2010 and 2009 was $64.7 million, $63.2 million and $64.6 million, respectively. We continue to seek to invest in our Membership and Exchange business in various international markets.

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

        We are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States. Currently, we conduct business in Venezuela where currency restrictions exist limiting our ability to immediately access cash through repatriations. As of December 31, 2011, we had $5.1 million of unrealized loss in other comprehensive income within stockholders' equity pertaining to our Venezuela entity, until such time we sell or liquidate our investment. Furthermore, other countries in which we maintain operations may impose limitations on the repatriation of cash from such countries now or in the future. Any limitation on us to transfer significant cash across borders from our international operations pertaining to intercompany debt or intercompany trade payables, if any, could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions and Strategic Arrangements—We may experience financial and operational risks in connection with acquisitions and strategic arrangements. In addition, businesses acquired by us may incur significant losses from operations or experience impairment of carrying value.

        We acquired Trading Places International in November 2010 and Vacation Resorts International in February 2012 and intend to selectively pursue other acquisitions. However, we may be unable to identify attractive acquisition candidates or complete transactions on favorable terms. In addition, in the case of acquired businesses, we will need to:

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

        We may not be successful in addressing these challenges or any others encountered in connection with historical and future acquisitions. In addition, the anticipated benefits of one or more acquisitions may not be realized and future acquisitions could result in potentially dilutive issuances of equity securities and/or the assumption of contingent liabilities. Also, the value of goodwill and other intangible assets acquired could be impacted by one or more unfavorable events or trends, which could result in impairment charges. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

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

Advances and extensions of credit—Our results may be adversely affected if third parties who receive loans, advances or other credit from us are unable to repay.

        In connection with obtaining or extending business relationships with our clients, on occasion we provide loans, advances and other credit. To the extent that these clients are unable to repay these amounts and they are not fully secured by collateral, our results of operations could be materially adversely affected.

Loss or adverse modification of management contract—Loss or adverse modification of the management contract for one of Aston's largest managed properties may adversely affect our Management and Rental segment and could lead us to record an impairment charge.

        The owner of one of Aston's largest managed properties has been unable to repay or refinance the mortgage that matured on October 1, 2011. The owner has since received a notice of default and a foreclosure action was filed in February 2012. In the event the owner is unable to obtain new financing, has a receiver or trustee appointed, reorganizes or liquidates under bankruptcy protection or the lender acquires direct or indirect possession of the property, Aston's management agreement may be terminated or modified which could materially adversely affect the Aston business, and the financial condition and results of operations of our Management and Rental segment. The loss or adverse modification of this management agreement may require us to test the goodwill and other intangible assets, as well as long-lived assets, of this reporting unit for impairment, which could result in recording an impairment charge at that time.

Sufficiency of maintenance fee collection—Our continued management of homeowners associations depends on their ability to collect sufficient maintenances fees.

        Our management fees from homeowners associations are derived from maintenance fees levied on the owners by the associations. These maintenance fees also fund the operation, maintenance and improvements for the property. Because the properties that we manage are controlled by independent homeowners associations they do not receive subsidies or resale services for foreclosed inventory from the developer. Once an association begins to experience a high default rate, if it is unable to foreclose and resell units to paying owners, the situation worsens as the maintenance fees on remaining owners continually increase to cover expenses. If the homeowners associations that we manage are unable to levy and collect sufficient maintenance fees to cover the costs to operate and maintain the resort properties, such properties may be forced to close or file bankruptcy and may terminate our management.

New Products and Services—We may not be able to achieve our strategic objectives through new products and initiatives.

        In order to support our strategic objectives, we introduced new products and services during 2011 and expect to continue to do so in the future. Launching new products and services involves a number of risks including the ability to achieve the anticipated level of market acceptance and to manage the costs and timeliness of rolling-out the product or service. If we are unable to gain market acceptance, experience substantial delays or are required to expend significantly more than expected, our business and results of operations may be materially adversely affected.

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

Privacy—The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, or requirements imposed by credit card companies.

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

        A company processing, storing, or transmitting payment card data must be compliant with Payment Card Industry-Data Security Standards, or PCI-DSS, or risk losing its ability to process credit card payments and being audited and/or fined. As of December 31, 2011, we believe our Interval business is compliant with these standards and our Aston and TPI businesses are working to become fully compliant. Failure to obtain or maintain PCI-DSS compliance could result in our inability to accept credit card payments or subject us to penalties and thus could have a material negative effect on our operations. Changes in these security standards may cause us to incur significant unanticipated expenses to meet new requirements.

Online security risks—We are subject to online security risks, including security breaches and identity theft and the related requirements imposed by credit card companies.

        Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of our businesses, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations. Any penetration of network security or other misappropriation or misuse of personal consumer information could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. As a result, current security measures may not prevent any or all security breaches. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of the date hereof, ILG conducts operations through 27 offices in 26 cities in 15 countries, of which 10 offices are within the U.S. and 17 offices are outside of the United States. ILG's global headquarters is located in Miami, Florida and occupies approximately 100,000 square feet of office space under a long-term lease expiring in December 2020. We also operate a call center in Miami with approximately 60,000 square feet under a long-term lease expiring in December 2020. Our Membership and Exchange business' European headquarters is located in London, England and occupies approximately 33,000 square feet of office space under a long-term lease which expires in May 2016, while its Asian headquarters is located in Singapore and occupies approximately 5,500 square feet of office space expiring in August 2012.

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

Item 4.    Mine Safety Disclosures.

        Not applicable

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

	High	Low
Year Ended December 31, 2011
Fourth Quarter	$14.99	$12.31
Third Quarter	$14.75	$10.19
Second Quarter	$16.78	$12.48
First Quarter	$17.94	$14.59

	High	Low
Year Ended December 31, 2010
Fourth Quarter	$17.54	$13.18
Third Quarter	$14.42	$11.61
Second Quarter	$15.19	$12.37
First Quarter	$15.66	$12.01

        As of March 6, 2012, there were approximately 1,883 holders of record of our common stock and the closing price of ILG common stock was $13.27. Because many of the outstanding shares of ILG common stock are held by brokers and other institutions on behalf of stockholders, ILG is not able to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

        We have not historically paid cash dividends on our common stock. In March 2012, our Board of Directors announced that we will begin to pay quarterly dividends with a $0.10 per share dividend payable April 18, 2012 to shareholders of record on April 2, 2012. We currently expect to declare and pay quarterly dividends of similar amounts. However, the actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board of Directors each quarter and will depend upon our results of operations, cash requirements and surplus, financial condition, legal requirements, capital requirements relating to business initiatives, investments and acquisitions and other factors that our Board of Directors may deem relevant. In addition, our senior secured credit agreement and indenture limit the amount and our ability to pay cash dividends under certain circumstances.

Unregistered Sales of Equity Securities

        During the year ended December 31, 2011, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

        The following table sets forth information with respect to purchases of shares of our common stock, excluding commissions, made during the quarter ended December 31, 2011 by or on behalf of

ILG or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs(1)
October 2011	126,673	$13.05	1,697,360	$4,120,479
November 2011	—	—	1,697,360	$4,120,479
December 2011	—	—	1,697,360	$4,120,479

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

        The following graph covers the period from August 12, 2008 to December 31, 2011, assuming $100 was invested on August 12, 2008 in ILG common stock, and in each of the Russell 2000 in which our stock has been included since June 2009, a new peer group of companies in the Russell 2000 with the Hotels, Restaurant and Leisure GICS code 253010 (a list of these companies is provided below), and an old peer group consisting of Bluegreen Corporation, Expedia, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Wyndham Worldwide Corporation. The graph assumes that all dividends were reinvested on the date of payment without payment of any commissions. The stock price performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON AUGUST 12, 2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2011

Company/Index/Market	8/12/2008	12/31/08	12/31/09	12/31/2010	12/31/2011
Interval Leisure Group, Inc	$100.00	$40.83	$94.47	$122.27	$103.11
Russell 2000 Index	$100.00	$67.56	$85.91	$108.99	$104.44
Old Peer Group	$100.00	$42.88	$110.07	$150.68	$155.10
New Peer Group	$100.00	$56.02	$83.66	$113.83	$112.56

        Companies included in peer group index with GICS Code 253010:

AFC Enterprises Inc	Dennys Corp.	Multimedia Games Holding Company
Ambassadors Group Inc	Dineequity Inc	OCharleys Inc
Ameristar Casinos Inc	Dominos Pizza Inc	Orient Express Hotels Limited
Benihana Inc	Einstein Noah Restaurant Group Inc	Papa Johns International Inc
Biglari Holdings Inc	Gaylord Entertainment Company	Peets Coffee & Tea Inc
Bjs Restaurants Inc	International Speedway Corp.	PF Changs China Bistro Inco
Bob Evans Farms Inc	Interval Leisure Group Inc	Pinnacle Entertainment Inc
Boyd Gaming Corp.	Isle Of Capri Casinos Inc	Red Lion Hotels Corp.
Bravo Brio Restaurant Group Inc	Jack In The Box Inc	Red Robin Gourmet Burgers Inc
Buffalo Wild Wings Inc	Jamba Inc	The Cheesecake Factory Inc
Caribou Coffee Company Inc	Krispy Kreme Doughnuts Inc	The Marcus Corp.
Carrols Restaurant Group Inc	Lifetime Fitness Inc	Vail Resorts Inc
CEC Entertainment Inc	Lubys Inc
Churchill Downs Inc	Monarch Casino & Resort Inc
Cracker Barrel Old Country Store	Morgans Hotel Group Company

Item 6.    Selected Financial Data

        The following Selected Financial Data should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Income" in Item 7 of this report.

Financial Information:

	Year Ended December 31,
	2011	2010	2009(1)	2008(1)	2007(1,2)
	(In thousands, except per share data)
Statement of Income Data
Revenue	$428,794	$409,440	$404,986	$415,798	$364,168
Operating income	98,784	104,477	101,217	75,222	105,744
Net income attributable to common stockholders	41,126	42,418	37,824	44,587	70,548
Earnings per Share Data(3)
Basic	$0.72	$0.75	$0.67	$0.79	$1.26
Diluted	0.71	0.73	0.66	0.79	1.26

	December 31,
	2011	2010(1)	2009(1)	2008(1)	2007(1,2)
	(In thousands)
Balance Sheet Data
Total assets	$976,322	$978,384	$953,891	$933,129	$919,181
Long-term debt, net of current portion	340,113	357,576	395,290	412,242	—
Stockholders' equity	248,685	221,212	172,827	126,060	510,724

Operating Statistics:

	Year Ended December 31,
	2011	2010	2009	2008	2007(2)
Membership and Exchange
Total active members (000's)(4)	1,780	1,803	1,836	1,998	1,961
Average revenue per member(5)	$182.71	$181.36	$175.56	$164.83	$156.75
Management and Rental
Available room nights (000's)(6)	1,537	1,613	1,580	1,594	955
RevPAR(7)	$111.43	$95.79	$91.47	$117.08	$127.14

Additional Data:

	Year Ended December 31,
	2011	2010	2009	2008	2007(2)
Membership and Exchange
Transaction revenue(8)	$192,297	$190,954	$189,777	$185,782	$170,152
Membership fee revenue(9)	129,477	129,818	132,076	133,703	123,465
Ancillary member revenue(10)	7,371	8,709	8,430	8,641	8,090

Total member revenue	329,145	329,481	330,283	328,126	301,707
Other revenue	20,282	15,747	15,684	18,793	16,663

Total revenue	$349,427	$345,228	$345,967	$346,919	$318,370

Management and Rental
Management fee and rental revenue	$32,441	$22,694	$21,417	$28,561	$19,193
Pass-through revenue(11)	46,926	41,518	37,602	40,318	26,605

Total revenue	$79,367	$64,212	$59,019	$68,879	$45,798

Management and Rental gross margin	24.9%	21.3%	20.9%	26.0%	27.2%
Management and Rental gross margin without pass-through	60.9%	60.1%	57.5%	62.7%	65.0%

(1)
Amounts have been restated. We refer you to Note 1 of the consolidated financial statements in this Annual Report for our discussion on this restatement.

(2)
Includes the results of Aston for the seven month period from its acquisition on May 31, 2007.

(3)
For the year ended December 31, 2008, basic weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period prior to the spin-off plus the weighted average of such shares outstanding following the spin-off date through December 31, 2008. For the year ended December 31, 2007, basic and diluted weighted average shares outstanding were computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

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

(6)
Available Room Nights is the number of nights available at Aston managed vacation properties during the period, which excludes all rooms under renovation.

(7)
Represents Gross Lodging Revenue divided by Available Room Nights during the period. Gross Lodging Revenue is total room revenue collected from all Aston-managed occupied rooms during the period.

(8)
Represents Interval Network transactional and service fees paid primarily for exchanges, Getaways, reservation servicing, and related transactions.

(9)
Represents fees paid for membership in the Interval Network.

(10)
Includes revenue related to insurance and travel related services provided to Interval Network members.

(11)
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

        This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "intends," "plans" and "believes," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward-looking statements included in this annual report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for, or insolvency or consolidation of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns; changes in our senior management; regulatory changes; our ability to compete effectively and successfully add new products and services; the effects of our significant indebtedness and our compliance with the terms thereof; adverse events or trends in key vacation destinations; business interruptions in connection with our technology systems; ability of managed homeowners associations to collect sufficient management fees; third parties not repaying advances or extensions of credit; loss of the management contract for one of Aston's largest managed properties; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

GENERAL

        The following Management Dis£cussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the years ended December 31, 2011 and 2010, respectively. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K for the year ended December 31, 2011, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). This discussion includes the following sections:

  •
  Management Overview

  •
  Critical Accounting Policies and Estimates

  •
  Results of Operations

  •
  Financial Position, Liquidity and Capital Resources

  •
  ILG's Principles of Financial Reporting

  •
  Reconciliation of EBITDA and Adjusted EBITDA

MANAGEMENT OVERVIEW

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

        The Membership and Exchange segment consists of Interval International Inc.'s businesses, referred to as Interval, and TPI's membership and exchange related line of business. The Management and Rental segment consists of Aston Hotels & Resorts, LLC and Maui Condo and Home, LLC, referred to as Aston, and TPI's management and rental related line of business. On February 28, 2012, we acquired Vacation Resorts International which will primarily be part of the Management and Rental segment.

Basis of Presentation and Accounting Estimates

        The accompanying consolidated financial statements have been prepared in accordance with GAAP and reflect the financial position and operating results of ILG. ILG's management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

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

General Description of our Business

        ILG is a leading global provider of membership and leisure services to the vacation industry. We operate in two business segments: Membership and Exchange and Management and Rental. Our principal business segment, Membership and Exchange, offers travel and leisure related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. Management and Rental, our other business segment, provides hotel, resort and homeowners association management and vacation rental services to both vacation property owners and vacationers.

Membership and Exchange Services

        Interval, the principal business comprising our Membership and Exchange segment, has been a leader in the membership and exchange services industry since its founding in 1976. As of December 31, 2011, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

  •
  a large and diversified base of participating resorts consisting of more than 2,600 resorts located in over 75 countries, including both leading independent resort developers and branded hospitality companies; and

  •
  approximately 1.8 million vacation ownership interest owners enrolled as members of the Interval Network.

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

        The Membership and Exchange segment earns most of its revenue from (i) fees paid for membership in the Interval Network and (ii) Interval Network transactional and service fees paid primarily for exchanges, Getaways, reservation servicing, and related transactions collectively referred to as "transaction revenue."

Management and Rental Services

        We also provide management and rental services to hotels as well as condominium and timeshare resorts and their homeowners associations through Aston and TPI. Such vacation properties and hotels are not owned by us. Aston is based in Hawaii and concentrates largely on hotel and condominium resort management primarily in Hawaii, as well as vacation property rental and related services (including common area and owner association management services for condominium projects). TPI provides vacation rentals and timeshare resort and homeowners association management services in the United States, Canada and Mexico. On February 28, 2012, we acquired Vacation Resorts International, the largest independent provider of resort and homeowners association management services to the shared ownership industry.

        As of December 31, 2011, the businesses that comprise our Management and Rental segment provided management and rental services at over 60 vacation properties and hotels as well as more limited management services to certain additional properties.

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

International Operations

        International revenue increased 2.5% in 2011 compared to 2010 and decreased 2.2% in 2010 compared to 2009. As a percentage of our total revenue, international revenue decreased to 15.1% in 2011, from 15.4% in 2010, and from 15.9% in 2009.

Other Factors Affecting Results

Membership and Exchange

        The reduction in sales and marketing expenditures by resort developers spurred by the lack of receivables financing has resulted in a decrease in the flow of new members to our exchange networks. Beginning in 2010, access to the credit markets returned for securitization transactions available to certain large developers, and during 2011, access to receivables financing has improved. Financing standards for consumers remain higher than those required several years ago and developers are continuing to modify their business models. As developers with greater debt loads continue to work with their lenders, we anticipate additional bankruptcies, reorganizations and consolidation within the industry, although to a lesser extent than the last several years.

        In addition, our 2011 results were negatively affected, particularly in the first half of the year, by a shift in the mix and availability of exchange and Getaway inventory and changes in travel patterns. The dynamics of the changing travel patterns and inventory availability, along with fewer absolute members, resulted in softness in bookings and an increase in the cost and volume of purchased inventory.

Management and Rental

        Our Management and Rental segment results are susceptible to variations in economic conditions, particularly in its primary market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii have increased 3.5% in 2011 compared to 2010. The increase in visitors is consistent with Aston's managed properties in Hawaii experiencing increases in occupancy, partly related to a decrease in available room nights, leading to an overall increase of 17.0% in revenue per available room ("RevPAR") in Hawaii in 2011 compared to 2010. For 2011 compared to 2010, the increase in RevPAR in Hawaii was predominantly driven by higher average daily rate.

        As of the latest forecast (February 2012), the Hawaii State Department of Business, Economic Development & Tourism, forecasts increases of 4.4% in visitors to Hawaii and 6.4% in visitor expenditures in 2012 over 2011.

Business Acquisition

        On November 30, 2010, we acquired TPI which offers exchange and leisure services to vacation owners, including management at over 35 resorts located throughout North America. TPI was consolidated into our financial statements as of the acquisition date and the financial effect of this acquisition was not material to our consolidated financial statements as of and for the year ended December 31, 2010, however, such affects the year-over-year comparability for the year ended December 31, 2011.

Outlook

        Throughout 2011, the vacation ownership industry has remained in a period of transition that may result in the bankruptcy, restructuring and consolidation of developers as well as continued modifications to their business models. Although we see a slight improvement in the economic environment and developer optimism, we anticipate this period of transition to continue into 2012. For the Management and Rental business, we expect Aston's RevPAR to continue to show year-over-year improvement; however, increases in airfare resulting from decreased airlift into Hawaii, consolidation of airline carriers and the rising cost of jet fuel may negatively impact visitor arrivals from the mainland and temper growth.

        Additionally, on February 28, 2012, we acquired Vacation Resorts International ("VRI"), the largest independent provider of resort and homeowners association management services to the shared ownership industry. VRI will be consolidated into our financial statements as of the acquisition date and its results of operations primarily included within our Management and Rental segment thereafter.

        Lastly, the owner of one of Aston's largest managed properties has been unable to repay or refinance the mortgage that matured on October 1, 2011. The owner has since received a notice of default and a foreclosure action was filed in February 2012. In the event that the owner is unable to obtain new financing, has a receiver or trustee appointed, reorganizes or liquidates under bankruptcy protection or the lender acquires direct or indirect possession of the property, Aston's management agreement may be terminated or modified which could materially adversely affect the Aston business and the financial condition and results of operations of our Management and Rental segment. The loss or adverse modification of this management agreement may require us to test the goodwill and other intangible assets of this reporting unit for impairment, which could result in recording an impairment charge at that time. We will continue to monitor this developing situation and assess potential future impairment of long-lived assets and goodwill and other intangible assets, in accordance with applicable accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other judgments and assumptions that we believe are reasonable under the circumstances. Actual outcomes could differ from those estimates.

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

Revenue Recognition

        Revenue, net of sales incentives, from membership fees from our Membership and Exchange segment is deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight-line basis. When multiple member benefits and services are provided over the term of the membership, revenue is recognized for each separable deliverable ratably over the membership period, as applicable. Generally, memberships are cancelable and refundable on a pro-rata basis, with the exception of our Platinum tier. Direct costs of acquiring members (primarily commissions) and certain fulfillment costs related to deferred membership revenue are also deferred and amortized on a straight-line basis over the terms of the applicable memberships or benefit period, whichever is shorter. The recognition of previously deferred revenue and expense is based on estimates derived from an aggregation of member-level data. Revenue from exchange and Getaway transactions is recognized when confirmation of the transaction is provided as the earnings process is complete. Reservation servicing revenue is recognized when service is performed or on a straight-line basis over the applicable service period. All taxable revenue transactions are presented on a net-of-tax basis.

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

        Additionally, when we enter into multiple-element arrangements, we are required to determine whether the deliverables in these arrangements should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract price should be allocated to each element. We analyze our contracts upon execution to determine the appropriate revenue recognition accounting treatment. Our determination of whether to recognize revenue for separate deliverables will depend on the terms and specifics of our products and arrangements as well as the nature of changes to our existing products and services, if any. The allocation of contract revenue to the various elements does not change the total revenue recognized from a transaction or arrangement, but may impact the timing of revenue recognition.

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

  •
  the future expected cash flows from sales of products and services and related contracts and agreements; and

  •
  discount and long-term growth rates.

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

2011 Annual Impairment Test

        As of October 1, 2011, we reviewed the carrying value of goodwill and other intangible assets of each of our two reporting units. Goodwill assigned to the Membership and Exchange and Management and Rental reporting units as of this date was $480.6 million and $7.4 million, respectively. We performed the first step of the impairment test on both our reporting units and concluded that each reporting unit's fair value exceeded its carrying value and, therefore, the second step of the impairment test was not necessary. As of December 31, 2011, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on October 1, 2011.

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

        With respect to our Membership and Exchange reporting unit's step one analysis, the primary examples of key estimates include our discount rate and forecasted sales growth rates. As previously noted, we use the average of an income approach and a market comparison approach to calculate the fair value of our reporting units. As a measure of sensitivity on the income approach, as of the date of our last annual impairment test, a hypothetical 10% change in both our discount and long-term growth rates would result in a change of $400 million in the income approach fair value of the reporting unit, or approximately 29% of the excess of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our selected EBITDA multiple by 10% would result in a change of approximately $100 million in the Membership and Exchange reporting unit's market comparison approach fair value, or approximately 7% of the excess of the reporting unit's fair value over its carrying value.

        With respect to our Management and Rental reporting unit's step one analysis, the primary examples of key estimates include forecasted available and occupied room nights, average daily rates and long-term growth rates. As a measure of sensitivity on the income approach, as of the date of our last annual impairment test, a hypothetical 10% change to all four forecasted key estimates would result in a change of approximately $11 million in our Management and Rental's income approach fair value, or approximately 40% of the excess of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our selected EBITDA multiple by 10% would result in a change of approximately $10 million in the reporting unit's market comparison approach fair value, or approximately 38% of the excess of the reporting unit's fair value over its carrying value.

        Key estimates and assumptions for both our reporting units can be impacted by certain potential events and changes in circumstances, as follows:

  Events and trends in the vacation ownership, vacation rental and travel industries that could adversely affect consumers travel to and vacation in certain destinations and regions in which vacation rental and managed properties are located, including events such as:

    •
    Declines in discretionary spending levels during general economic downturns.

    •
    Inclement weather and/or natural disasters.

    •
    Travel health concerns.

    •
    Concerns related to terrorism, enhanced travel security measures and/or geographical conflicts.

        Additionally, key estimates and assumptions for both our reporting units can be impacted by certain potential events and changes in circumstances specific to each reporting unit, such as:

  Membership and Exchange

  •
  A downturn or a weakening of the economy may cause decreased demand for purchases of vacation ownership interests, may increase default rates among current owners and may increase refund requests from our members.

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

  Management and Rental

  •
  A downturn or a weakening of the economy may cause decreased demand for vacation rentals.

  •
  The failure to maintain existing hotel, condominium resort and timeshare resort management and/or rental services arrangements with vacation property owners/homeowners associations, and/or insolvency of several properties managed by or marketed by the Management and Rental segment, particularly managed hotels.

  •
  A significant decrease in the supply of available vacation rental accommodations due to ongoing property renovations.

  •
  Inability of our managed homeowners associations to levy and collect sufficient maintenance fees to cover the costs to operate and maintain the resort properties; such properties may be forced to close or file bankruptcy and may terminate our management.

Recoverability of Long-Lived Assets

Our Policy

        We review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (asset group) may be impaired. In accordance with guidance included within ASC Topic 360, "Property, Plant and Equipment," recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (asset group) to future undiscounted cash flows expected to be generated by the asset (asset group). An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When estimating future cash flows, we consider:

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

Recoverability Test

        The last recoverability test performed was as of March 31, 2010 on an asset group within our Management and Rental reporting unit as a consequence of that reporting unit failing step one of the two step process for testing goodwill for impairment. As more fully discussed in Note 3 of our consolidated financial statements, the resulting recoverability test concluded the asset group was not considered to be impaired. From that date through December 31, 2011, we have not identified any events or changes in circumstances indicating that the carrying value of a long lived asset (asset group) may be impaired; accordingly, a recoverability test has not been warranted.

Stock-Based Compensation

        Stock-based compensation is accounted for under ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). Compensation cost for stock awards is measured at fair value on date of grant and recognized over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units ("RSUs") is determined based on the number of shares granted and the quoted price of our common stock on that date. We grant awards subject to graded vesting (i.e. portions of the award vest at different times during the vesting period) or to cliff vesting (i.e. all awards vest at the end of the vesting period). Certain RSUs, in addition, are subject to attaining specific performance criteria. For RSUs to be settled in stock, the accounting charge is measured at the grant date fair value and expensed as non-cash compensation over the vesting term using the straight-line basis for service-only awards and the accelerated basis for performance-based awards with graded vesting. For certain cliff vesting awards with performance criteria, we also use anticipated future results in determining the fair value of the award. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. The amount of stock-based compensation expense recognized in the consolidated statements of income is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock as compensation expense.

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

        As of December 31, 2011, ILG had approximately $13.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 1.5 years. Of the $13.7 million of unrecognized compensation cost, 58.2% relates to an employee class group comprised of certain key employees for which we do not expect RSUs to be forfeited. For awards in which we expect forfeitures to occur, a 10% change to our estimated forfeiture rate would have an impact of less than $100,000 to our unrecognized compensation cost as of December 31, 2011.

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

 RESULTS OF OPERATIONS

Revenue

	Year Ended December 31,
	2011	% Change	2010	% Change	2009
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$192,297	0.7	$190,954	0.6	$189,777
Membership fee revenue	129,477	(0.3)	129,818	(1.7)	132,076
Ancillary member revenue	7,371	(15.4)	8,709	3.3	8,430

Total member revenue	329,145	(0.1)	329,481	(0.2)	330,283
Other revenue	20,282	28.8	15,747	0.4	15,684

Total Membership and Exchange revenue	349,427	1.2	345,228	(0.2)	345,967

Management and Rental
Management fee and rental revenue	32,441	42.9	22,694	6.0	21,417
Pass-through revenue	46,926	13.0	41,518	10.4	37,602

Total Management and Rental revenue	79,367	23.6	64,212	8.8	59,019

Total revenue	$428,794	4.7	$409,440	1.1	$404,986

2011 Compared to 2010

        Revenue in 2011 increased $19.4 million, or 4.7%, from 2010. Membership and Exchange segment revenue increased $4.2 million, or 1.2%, in 2011 compared to the prior year period and Management and Rental segment revenue increased $15.2 million, or 23.6% from 2010.

Membership and Exchange

        The increase of $4.2 million in Membership and Exchange segment revenue is due to an increase in other revenue of $4.5 million, or 28.8%, in 2011 compared to 2010 primarily related to the incremental TPI membership and exchange revenue due to our November 2010 acquisition of TPI.

        Total active members in the Interval Network at December 31, 2011 decreased to approximately 1.78 million members as compared to approximately 1.80 million members at the end of the prior year, a decrease of 1.3%. Total member revenue, which primarily consists of Interval Network membership fees and transactional and service fees, decreased $0.3 million, or 0.1%. This decrease was primarily due to lower ancillary member revenue of $1.3 million, which primarily consists of travel agency related activities, and lower membership fee revenue of $0.3 million resulting from a decrease of 0.8% in average active members, partly offset by an increase in transaction revenue of $1.3 million. The increase in transaction revenue is a result of higher transaction related fees of $1.4 million and an increase of $0.6 million in transaction revenue from exchanges and Getaways, partly offset by a decrease of $0.7 million in reservation servicing fees. Higher transaction revenue from exchanges and Getaways was due to a 3.7% increase in average fee per transaction, partially offset by a decrease of 3.2% in exchange and Getaway transaction activity, which reflects the effect of a shift in the mix and availability of exchange and Getaway inventory and changes in travel patterns experienced to a greater extent in the first half of 2011.

        Overall Interval Network average revenue per member remained relatively flat, increasing 0.7% to $182.71 in 2011 from $181.36 in 2010.

Management and Rental

        The increase of $15.2 million, or 23.6%, in Management and Rental segment revenue includes $7.1 million of incremental TPI management fee and rental revenue due to a full year of TPI results. The increase in segment revenue also includes a $5.4 million, or 13.0%, increase in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners association without mark-up ("pass-through revenue"). The increase in pass-through revenue is related to our acquisition of TPI.

        Fee income earned from managed hotel and condominium resort properties at Aston increased $2.7 million, or 12.1%, in 2011 due to a 16.3% increase in RevPAR to $111.43 driven by increases in average daily rate and, to a lesser extent, occupancy.

2010 Compared to 2009

        Revenue in 2010 increased $4.5 million, or 1.1%, from 2009. Membership and Exchange segment revenue remained relatively flat, decreasing by $0.7 million in 2010 compared to the prior year period and Management and Rental segment revenue increased $5.2 million, or 8.8%, from 2009.

Membership and Exchange

        The decrease of $0.7 million in Membership and Exchange segment revenue is primarily due to a decrease in total member revenue of $0.8 million, or 0.2%. Total active members in the Interval Network at December 31, 2010 decreased to approximately 1.80 million members as compared to approximately 1.84 million members at the end of the prior year, a decrease of 1.8%. Overall Interval Network average revenue per member increased 3.3% to $181.36 in 2010 from $175.56 in 2009.

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

Management and Rental

        The increase of $5.2 million, or 8.8%, in Management and Rental segment revenue included an increase of $3.9 million, or 10.4%, in pass-through revenue. The increase in pass-through revenue is due to an increase in average operational headcount resulting primarily from the addition of new Aston properties in the mainland, employing existing personnel at another managed property for the full year 2010 and to our acquisition of TPI during the fourth quarter 2010. Fee income earned from managed hotel and condominium resort properties at Aston increased $0.7 million, or 3.2%, due to an increase of 4.7% in RevPAR to $95.79 in 2010 due to an increase in occupancy, offset by slightly lower average daily rate.

        These results include Aston's mainland hotel properties not included prior to the fourth quarter 2009. Aston's occupancy rate in Hawaii has shown sustained improvement throughout the year, increasing 9.4% in 2010 as compared to 2009.

Cost of Sales

	Year Ended December 31,
	2011	% Change	2010	% Change	2009
	(Dollars in thousands)
Membership and Exchange	$81,812	5.2	$77,741	(4.3)	$81,210
Management and Rental
Management fee and rental expenses	12,682	40.2	9,045	(0.6)	9,101
Pass-through expenses	46,926	13.0	41,518	10.4	37,602

Total Management and Rental cost of sales	59,608	17.9	50,563	8.3	46,703

Total cost of sales	$141,420	10.2	$128,304	0.3	$127,913

As a percentage of total revenue	33.0%	5.2	31.3%	(0.8)	31.6%
Gross margin	67.0%	(2.4)	68.7%	0.4	68.4%
Gross margin without pass-through revenue/expenses	75.3%	(1.5)	76.4%	1.3	75.4%

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

2011 Compared to 2010

        Cost of sales in 2011 increased $13.1 million from 2010, consisting of an increase of $4.1 million from our Membership and Exchange segment and $9.0 million from our Management and Rental segment. Overall gross margin decreased by 2.4% to 67.0% in 2011 compared to 2010, primarily due to increased gross profit contribution from our lower-margin Management and Rental segment.

        Gross margin for the Membership and Exchange segment decreased by 1.2% as compared to the prior year. Cost of sales for this segment increased $4.1 million primarily due to increases of $2.8 million in the cost of purchased rental inventory and $1.2 million of incremental expenses related to TPI following our acquisition of TPI. The increase in the cost of purchased inventory and a slightly higher proportion of purchased inventory utilized contributed to our decrease in gross margin in 2011.

        The increase of $9.0 million in cost of sales from the Management and Rental segment was primarily attributable to an increase of $5.4 million in pass-through revenue coupled with an increase of $3.2 million in other incremental expenses both related to TPI. Gross margin for this segment increased 17.1% to 24.9% in 2011 compared to 2010. The Management and Rental segment has lower gross margins than our Membership and Exchange segment largely due to pass-through revenue.

2010 Compared to 2009

        Cost of sales in 2010 increased $0.4 million from 2009, consisting of an increase of $3.9 million from our Management and Rental segment, offset by a decrease of $3.5 million from Membership and Exchange segment. Overall gross margin remained relatively flat, increasing by 0.4% to 68.7% in 2010 compared to 2009.

        Gross margin for the Membership and Exchange segment increased by 1.2% as compared to the prior year. Cost of sales for this segment decreased $3.5 million primarily due to a decrease in compensation and other employee- related costs of $2.0 million and a decrease in membership fulfillment related expenses, offset by an increase of $1.1 million in the cost of purchased rental inventory for use primarily in Getaways. The decrease in Interval's compensation and other employee-related costs is due primarily to a decrease in average operational headcount.

        The increase of $3.9 million in cost of sales from the Management and Rental segment was primarily attributable to an increase in pass-through revenue due to an increase in average operational headcount resulting from the addition of new properties in the mainland, employing existing personnel at another managed property for the full year 2010, and our acquisition of TPI during the fourth quarter 2010. Gross margin for this segment increased 1.9% in 2010 compared to 2009. The Management and Rental segment has lower gross margins than our Membership and Exchange segment largely due to pass-through revenue of $41.5 million and $37.6 million for 2010 and 2009, respectively.

Selling and Marketing Expense

	Year Ended December 31,
	2011	% Change	2010	% Change	2009
	(Dollars in thousands)
Selling and marketing expense	$53,504	5.4	$50,755	(2.7)	$52,151
As a percentage of total revenue	12.5%	0.7	12.4%	(3.7)	12.9%

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

2011 Compared to 2010

        Selling and marketing expense in 2011 increased $2.7 million from 2010 and remained consistent as a percentage of total revenue. The increase is primarily due to an incremental $1.1 million in overall compensation and other employee-related costs and increases in certain advertising and promotional expenditures, coupled with various other less significant cost increases.

2010 Compared to 2009

        Selling and marketing expense in 2010 decreased $1.4 million from 2009, primarily due to decreases in printing costs related to cost efficiencies in the printing of directories and, to a lesser extent, magazines, and a decrease in compensation and other employee-related expenses, partially offset by an increase in advertising and promotional expenses related to certain sales incentives and an increase in travel related expenses.

General and Administrative Expense

	Year Ended December 31,
	2011	% Change	2010	% Change	2009
	(Dollars in thousands)
General and administrative expense	$94,508	6.2	$88,980	1.2	$87,893
As a percentage of total revenue	22.0%	1.4	21.7%	NM	21.7%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, as well as facilities costs, fees for professional services and other company-wide benefits.

2011 Compared to 2010

        General and administrative expense in 2011 increased $5.5 million from 2010, primarily due to an increase of $2.6 million in overall compensation and other employee-related costs, an increase of

$1.1 million in professional fees, an increase of $1.2 million due to a change in the estimated fair value of contingent consideration related to an acquisition, and higher expenses of $0.9 million relating to IT and maintenance and support services. In addition, we experienced $0.2 million of higher net currency losses related to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than the functional currency, and other increases of $1.2 million due to the inclusion of TPI in our results of operations. These increases were partly offset by a $1.4 million dollar change in our estimated accrual for European Union Value Added Tax ("VAT") as further discussed in Note 12 accompanying our consolidated financial statements.

        The increase of $1.1 million in professional fees primarily relates to lower capitalized external labor costs pertaining to internally developed software subsequent to the launch of iServices, our proprietary membership platform, in November 2010, and to $0.4 million of legal fees associated with an Aston legal proceeding.

        The increase of $2.6 million in overall compensation and other employee-related costs was primarily due to $2.4 million of incremental salary and related expenses pertaining to TPI employees, $1.4 million of lower capitalized internal labor costs pertaining to internally developed software subsequent to the launch of iServices, and a $1.2 million increase in non-cash compensation expense primarily related to annual awards granted in March 2010 through March 2011. These increases were partially offset by a decrease of $2.2 million in employee-related health and welfare insurance expense.

2010 Compared to 2009

        General and administrative expense in 2010 increased $1.1 million from 2009, primarily due to an increase of $3.3 million in overall compensation and other employee-related costs principally due to an increase in health and welfare related expenses and an increase of $1.0 million in IT maintenance and support services, partially offset by a decrease of $2.2 million in expense incurred in 2009 related to EU VAT based on a judgment issued against an unrelated party by the European Court of Justice, decreases of $0.4 million in certain tax expenses incurred in 2009, and net gains of $0.3 million in foreign currency remeasurements of operating assets and liabilities denominated in a currency other than the functional currency.

Amortization Expense of Intangibles

	Year Ended December 31,
	2011	% Change	2010	% Change	2009
	(Dollars in thousands)
Amortization expense of intangibles	$27,301	3.5	$26,387	1.6	$25,961
As a percentage of total revenue	6.4%	NM	6.4%	NM	6.4%

2011 Compared to 2010

        Amortization expense of intangibles in 2011 was consistent with the 2010 period other than incremental amortization expense pertaining to recognized intangible assets related to the acquisition of TPI.

2010 Compared to 2009

        Amortization expense of intangibles in 2010 was generally consistent with the 2009 period for both the Membership and Exchange and Management and Rental segments.

Depreciation Expense

	Year Ended December 31,
	2011	% Change	2010	% Change	2009
	(Dollars in thousands)
Depreciation expense	$13,277	26.0	$10,537	7.0	$9,851
As a percentage of total revenue	3.1%	20.3	2.6%	5.8	2.4%

2011 Compared to 2010

        Depreciation expense for 2011 as compared to 2010 increased $2.7 million primarily related to our iServices membership platform that was placed in service in the fourth quarter 2010 and, consequently, reflects a full year of depreciation in 2011.

2010 Compared to 2009

        Depreciation expense for 2010 as compared to 2009 increased $0.7 million primarily due to depreciable assets related to IT initiatives placed in service during 2009 that reflects a full year depreciation expense in 2010.

Operating Income

	Year Ended December 31,
	2011	% Change	2010	% Change	2009
	(Dollars in thousands)
Membership and Exchange	$98,562	(6.7)	$105,634	2.8	$102,767
Management and Rental	222	119.2	(1,157)	(25.4)	(1,550)

Total operating income	$98,784	(5.4)	$104,477	3.2	$101,217

As a percentage of total revenue	23.0%	(9.7)	25.5%	2.1	25.0%

2011 Compared to 2010

        Operating income in 2011 decreased $5.7 million from the comparable period in 2010, consisting of a decrease of $7.1 million from our Membership and Exchange segment, partly offset by an increase of $1.4 million from our Management and Rental segment.

        Operating income for our Membership and Exchange segment decreased $7.1 million to $98.6 million in 2011 from $105.6 million in 2010 largely due to a contraction in gross profit at Interval during the first half of 2011 and increases in other operating expenses, including depreciation expense, as further discussed in preceding sections.

        The increase in operating income of $1.4 million at our Management and Rental segment is primarily due to higher gross profit of $6.1 million, partly offset by the charge of $0.6 million to this segment resulting from the change in the estimated fair value of contingent consideration related to an acquisition, allocated to each segment, as well as an increase of $3.8 million in general and administrative expense largely attributable to the inclusion of TPI's general and administrative expenses, which includes $0.4 million of legal fees at Aston associated with a legal proceeding.

2010 Compared to 2009

        Operating income in 2010 increased $3.3 million from the comparable period in 2009, consisting of an increase of $2.9 million from our Membership and Exchange segment and a $0.4 million decrease in operating loss from our Management and Rental segment.

        Operating income for our Membership and Exchange segment increased $2.9 million to $105.6 million in 2010 from $102.8 million in 2009 largely due to improved margin. The decrease in operating losses of $0.4 million at our Management and Rental segment is primarily due to an increase in gross profit, partly offset by increases in other operating expenses. In the first half of 2010, Aston was adversely impacted by ramp-up and seasonality related to the mainland properties acquired subsequent to September 30, 2009.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting."

	Year Ended December 31,
	2011	% Change	2010	% Change	2009
	(Dollars in thousands)
Membership and Exchange	$143,220	(1.7)	$145,753	2.2	$142,652
Management and Rental	7,778	35.0	5,763	16.4	4,950

Total Adjusted EBITDA	$150,998	(0.3)	$151,516	2.7	$147,602

As a percentage of total revenue	35.2%	(4.8)	37.0%	1.5	36.4%

2011 Compared to 2010

        Adjusted EBITDA in 2011 decreased $0.5 million from 2010, or 0.3%, consisting of a decrease of $2.5 million from our Membership and Exchange segment, partly offset by an increase of $2.0 million from our Management and Rental segment.

        Adjusted EBITDA from our Membership and Exchange segment decreased to $143.2 million in 2011 from $145.8 million in 2010. The decrease in this segment is due primarily to a contraction in Interval gross margin, primarily in the first half of 2011, and increases in general and administrative and selling and marketing expenses.

        The contraction in Interval gross margin can be mainly attributed to a decrease in exchange and Getaway transaction activity partially related to a shift in the mix and availability of exchange and Getaway inventory, changes in travel patterns, and increased costs of purchased inventory. This was partially offset by the inclusion of TPI in our results of operations. The increase in other operating expenses is partly attributable to the inclusion of TPI's general and administrative expenses in our results of operations as well as increases in certain costs at Interval such as lower capitalized internal and external labor costs pertaining to internally developed software subsequent to the launch of iServices, higher costs pertaining to IT maintenance and support services and increases in advertising and promotional related expenses.

        Adjusted EBITDA from our Management and Rental segment increased to $7.8 million in 2011 from $5.8 million in 2010. The increase in this segment is due primarily to higher gross profit of $6.1 million delivered as a result of the inclusion of TPI in our results of operations and an increase in Aston's RevPAR in 2011 compared to 2010, partly offset by a charge of $0.6 million to this segment due to a change in the estimated fair value of contingent consideration related to an acquisition, as well as an increase of $3.8 million in general and administrative expense largely due to the inclusion of TPI's general and administrative expenses, and $0.4 million in legal fees associated with an Aston legal proceeding.

2010 Compared to 2009

        Adjusted EBITDA in 2010 increased $3.9 million from 2009, or 2.7%, consisting of increases of $3.1 million and $0.8 million from our Membership and Exchange and Management and Rental segments, respectively.

        Adjusted EBITDA from our Membership and Exchange segment increased $3.1 million to $145.8 million in 2010 from $142.7 million in 2009. The increase in this segment is due to an increase in operating income of $3.1 million, excluding depreciation, amortization and non-cash compensation expense. The overall increase in operating income from our Membership and Exchange segment is primarily due to lower operating expenses resulting from lower compensation and other employee related costs due to lower operational headcount, lower membership fulfillment related expenses, and lower selling and marketing costs related to cost efficiencies in the printing of directories, partly offset by an increase in general and administrative expenses.

        Adjusted EBITDA from our Management and Rental segment increased $0.8 million to $5.8 million in 2010 from $5.0 million in 2009. The increase in this segment is due to an increase in gross profit primarily as a result of higher RevPAR at Aston, partly offset by increases in selling and marketing and general and administrative expense.

Other Income (Expense)

	Year Ended December 31,
	2011	% Change	2010	% Change	2009
	(Dollars in thousands)
Interest income	$1,263	181.9	$448	(52.9)	$952
Interest expense	(35,575)	(0.6)	(35,782)	(4.0)	(37,281)
Other income (expense), net	1,580	683.0	(271)	(78.3)	(1,250)

2011 Compared to 2010

        Interest income increased $0.8 million in 2011 compared to 2010 primarily as a result of interest earned on loans issued during the second quarter of 2011 and discussed in Note 6 of our consolidated financial statements.

        Interest expense primarily relates to interest and amortization of debt costs on the indebtedness incurred in connection with the spin-off. The senior notes were initially recorded with an original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $2.5 million and $2.3 million was amortized in 2011 and 2010, respectively. Lower interest expense in 2011 is due to the lower outstanding principal balance on our term loan and slightly lower interest rates, partly offset by a decrease in capitalized interest expense subsequent to the launch of iServices in the fourth quarter of 2010.

        Other income (expense), net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange net gain in 2011 was $1.8 million while 2010 experienced a net loss of $0.3 million. The favorable fluctuations in 2011 were principally driven by U.S. dollar positions held at December 31, 2011 affected by the stronger dollar compared to the Mexican peso, partly offset by the strengthening of the Colombian peso against the U.S. dollar. The unfavorable fluctuations in 2010 were principally driven by U.S. dollar positions held at December 31, 2010 affected by the weaker dollar compared to the Colombian peso and the Mexican peso, partly offset by the stronger dollar compared to the British pound.

2010 Compared to 2009

        Interest income decreased $0.5 million in 2010 compared to 2009, primarily due to generally lower interest rates in 2010, partially offset by higher average cash balances in 2010.

        Interest expense in 2010 primarily relates to interest and amortization of debt costs on the indebtedness incurred in connection with the spin-off. Amortization of the original issue discount pertaining to the senior notes was $2.3 million and $2.0 million in 2010 and 2009, respectively. Lower interest expense in 2010 is due to the lower principal balance outstanding on the term loan and slightly lower interest rates.

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

Income Tax Provision

2011 Compared to 2010

        For the years ended December 31, 2011 and 2010, ILG recorded income tax provisions for continuing operations of $24.9 million and $26.5 million, respectively, which represent effective tax rates of 37.7% and 38.4%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. In addition, as it relates to 2011, ILG recorded income taxes of $0.4 million associated with non-deductible non-cash compensation and other income tax items. As it relates to 2010, ILG recorded income taxes associated with non-deductible non-cash compensation of $0.5 million, partially offset by $0.1 million of U.S. tax consequences of certain of ILG's foreign operations and other income tax items.

        As of December 31, 2011 and 2010, ILG had unrecognized tax benefits of $0.9 million and $1.0 million, respectively, which if recognized, would favorably affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2011 and 2010 are $0.6 million and $0.7 million, respectively, of unrecognized tax benefits related to the acquisition of TPI. In connection with our acquisition of TPI, the former shareholders have agreed to indemnify us for all tax liabilities and related interest and penalties for the pre-acquisition period. The net decrease of $0.1 million in 2011 in unrecognized tax benefits is due principally to the decrease in foreign taxes as a result of the expiration of the statute of limitations. The net increase of $0.9 million in 2010 in unrecognized tax benefits is due principally to the increase of $0.7 million in foreign taxes as a result of ILG's acquisition of TPI and an increase of $0.2 million related to other income tax items.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest during 2011. During 2011, interest and penalties decreased by approximately $0.1 million as a result of the expiration of the statute of limitations related to foreign taxes. During 2010, $0.7 million in interest and penalties was accrued primarily related to foreign taxes as a result of the acquisition of TPI. At December 31, 2011 and 2010, ILG has accrued $0.8 million and $0.9 million, respectively, for the payment of interest and, if applicable, penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to foreign taxes. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

        By virtue of previously filed separate company and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under the Tax Sharing Agreement, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. The IRS is also currently examining ILG's Federal consolidated tax return for the short period following the spin-off and ended December 31, 2008. This examination is expected to be completed prior to the expiration of the statute of limitations in 2012. Additionally, ILG was notified by the State of Florida that the consolidated state tax return for the short period following the spin-off and ended December 31, 2008 as well as for the tax year ended December 31, 2009, will be examined. The Florida statute of limitations for the short period following the spin-off and ended December 31, 2008 and for the tax year ended December 31, 2009 have been extended to 2013 and 2014, respectively. The Florida audit is expected to begin in 2012 and should be completed prior to the expiration of the extended statute of limitations.

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

2010 Compared to 2009

        For the years ended December 31, 2010 and 2009, ILG recorded income tax provisions for continuing operations of $26.5 million and $25.8 million, respectively, which represent effective tax rates of 38.4% and 40.6%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. In addition, as it relates to 2010, ILG recorded income taxes associated with non-deductible non-cash compensation of $0.5 million, partially offset by $0.1 million of U.S. tax consequences of certain of ILG's foreign operations and other income tax items. As it relates to 2009, ILG recorded income taxes associated with non-deductible non-cash compensation expense of $1.2 million as well as other income tax items of $0.3 million.

        As of December 31, 2010 and 2009, ILG had unrecognized tax benefits of $1.0 million and $0.1 million, respectively, which if recognized, would favorably affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2010 is $0.7 million that represents unrecognized tax benefits related to the acquisition of TPI. In connection with our acquisition of TPI, the former shareholders have agreed to indemnify us for all tax liabilities and related interest and penalties for the pre-acquisition period. The net increase of $0.9 million in 2010 in unrecognized tax benefits is due principally to the increase of $0.7 million in foreign taxes as a result of ILG's acquisition of TPI and an increase of $0.2 million related to other income tax items. There were no material increases or decreases in unrecognized tax benefits during 2009.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2011, we had $199.0 million of cash and cash equivalents and restricted cash and cash equivalents, including $80.6 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $52.5 million is held in foreign jurisdictions, principally the U.K. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is used as our primary source of liquidity. We believe that our cash on hand along with our anticipated operating future cash flows and availability under our $50.0 million revolving credit facility are sufficient to fund our operating needs, capital expenditures, development and expansion of our operations, debt service, investments and other commitments and contingencies for at least the next twelve months. However, our operating cash flow may be impacted by macroeconomic factors outside of our control.

Cash Flows Discussion

        Net cash provided by operating activities increased to $95.9 million in 2011 from $91.4 million in 2010 and from $87.3 million in 2009. The increase of $4.5 million in 2011 from 2010 was principally due to lower income taxes paid of $4.9 million, lower interest paid, excluding capitalized interest, of $0.9 million, higher interest income of $0.7 million and lower net payments of $0.4 million made in connection with long-term agreements entered into in 2011 and 2010, partly offset by higher net cash expenses, including $0.6 million of the total $1.5 million contingent consideration payment related to our TPI acquisition. Lower interest payments in 2011 are due to the lower principal balance outstanding, and slightly lower interest rates. The increase in interest income is due to interest earned and received on the loans receivable issued to third parties in 2011. The increase of $4.1 million in 2010 from 2009 was principally due to a $5.0 million payment made in the 2009 period in connection with a long-term service agreement entered into in 2009 and a $2.4 million decrease of interest payments, excluding capitalized interest, all partially offset by payments of $1.3 million made in 2010 in connection with long-term service agreements, lower interest income of $0.5 million in 2010 and overall higher cash expenses. Lower interest payments in 2010 are due to the lower principal balance outstanding, slightly lower interest rates and to the timing of certain interest payments in 2009.

        Net cash used in investing activities of $35.2 million in 2011 related to disbursements totaling $16.5 million for loans to third parties, capital expenditures of $13.0 million, primarily related to IT initiatives, and the acquisition of certain management agreements by our Management and Rental segment for $5.6 million. The loans are secured and mature in 2014. Interest on these loans is due monthly and as of December 31, 2011 an additional $0.5 million is available to be drawn. In connection with obtaining or extending business relationships with our clients, on occasion we provide loans or make other payments. In 2010, net cash used in investing activities of $28.4 million resulted from capital expenditures of $16.4 million and the TPI acquisition, net of cash acquired, of $12.9 million, slightly offset by a $1.0 million decrease in restricted cash, related to a collateral agreement for merchant transactions in the United Kingdom that was no longer required. In 2009, net cash used in investing activities of $13.8 million resulted from capital expenditures of $15.2 million, slightly offset by a decrease in the restricted cash of $1.4 million related to a collateral agreement for merchant transactions in the United Kingdom.

        Net cash used in financing activities of $43.6 million in 2011 was principally due to repurchases of our common stock at market prices totaling $20.9 million, including commissions, which settled during the year as well as voluntary principal prepayments on the term loan totaling $20.0 million, vesting of restricted stock units, net of withholding taxes, and $0.9 million of the total $1.5 million contingent consideration payment related to our TPI acquisition, all partially offset by excess tax benefits from stock-based awards and proceeds from the exercise of stock options. Effective, August 3, 2011, ILG's Board of Directors authorized a share repurchase program for up to $25.0 million, excluding commissions, of our outstanding common stock. As of December 31, 2011, the remaining availability for future repurchases of our common stock was $4.1 million. In 2010, net cash used in financing activities of $41.2 million was principally due to principal payments of $40.0 million on the term loan and vesting of restricted stock units net of withholding taxes, net of excess tax benefits from stock-based awards and proceeds from the exercise of warrants and stock options. In 2009, net cash used in financing activities of $34.7 million was principally due to principal payments of $34.0 million on the term loan and the vesting of restricted stock units, net of withholding taxes.

        We have a senior secured credit facility which matures on July 25, 2013 and consists of a $50.0 million revolving credit facility (the "Revolver") and $150.0 million term loan (the "Term Loan"). During 2010, we paid $40.0 million of principal payments on the Term Loan, which included voluntary prepayments of scheduled principal payments through December 31, 2011 and $18.3 million applied pro rata to the remaining scheduled principal payments. During 2011, we paid a total of $20.0 million of principal payments on the term loan which included a voluntary prepayment scheduled principal payments through December 31, 2012 and $2.5 million which was applied pro rata to the remaining scheduled principal payments. As of December 31, 2011, we had $56.0 million outstanding on the Term Loan. The remaining principal amount of the Term Loan is payable quarterly through July 25, 2013 ($18.7 million for the first, second and third quarter of fiscal year 2013). There have been no borrowings under the Revolver through December 31, 2011.

        In addition, on August 19, 2008, we issued $300.0 million of aggregate principal amounts of 9.5% Senior Notes due 2016 (the "Interval Senior Notes"), reduced by the original issue discount of $23.5 million of which $15.9 million remains unamortized at December 31, 2011. The secured credit facility effectively ranks prior to the Interval Senior Notes to the extent of the value of the assets that secure it. On or after September 1, 2012, we are able to redeem the Interval Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

        Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate per annum applicable to loans under the senior secured credit facility is, at our option, equal to either a base rate or a LIBOR rate plus an applicable margin, which varies with our total leverage ratio. As of December 31, 2011, the applicable margin was 2.50% per annum for LIBOR term loans, 2.00% per annum for LIBOR revolving loans, 1.50% per annum for base rate term loans and 1.00% per annum for base rate revolving loans. The revolving credit facility has a facility fee of 0.50%.

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants, requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated EBITDA, as defined in the credit agreement (3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (3.00 from January 1, 2010 and thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of December 31, 2011, we were in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.36 and 4.64, respectively.

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At December 31, 2011, guarantees, surety bonds and letters of credit totaled $31.6 million. Guarantees represent $29.2 million of this total and primarily relate to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the Aston management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of December 31, 2011, amounts are not expected to be significant, individually or in the aggregate. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of December 31, 2011, amounts pending reimbursements are not significant.

Subsequent Events

        On February 28, 2012, we acquired VRI, the largest independent provider of resort and homeowners association management services to the shared ownership industry. VRI will be consolidated into our financial statements as of the acquisition date based on a purchase price of approximately $40 million, and its results of operations primarily included within our Management and Rental segment thereafter.

        In March 2012, our Board of Directors announced that we will begin to pay quarterly dividends with a $0.10 per share dividend payable April 18, 2012 to shareholders of record on April 2, 2012. We currently expect to declare and pay quarterly dividends of similar amounts. Based on the number of shares of common stock outstanding as of December 31, 2011, at a dividend of $0.10 per share per quarter, the anticipated cash outflow would be $5.6 million per quarter commencing in the second quarter 2012.

Contractual obligations and commercial commitments

        Contractual obligations and commercial commitments at December 31, 2011 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$356,000	$—	$56,000	$300,000	$—
Debt interest(a)	135,636	30,315	57,821	47,500	—
Purchase obligations(b)	42,353	15,642	13,444	9,087	4,180
Operating leases	57,185	10,437	16,087	12,129	18,532

Total contractual obligations	$591,174	$56,394	$143,352	$368,716	$22,712

(a)
Debt principal and debt interest represent principal and interest to be paid on our Term Loan, Interval Senior Notes and certain fees associated with our credit facility. Interest on the Term Loan is calculated using the prevailing rates as of December 31, 2011.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Guarantees, surety bonds and letters of credit	$31,585	$10,339	$12,331	$5,955	$2,960

(c)
Commercial commitments include minimum revenue guarantees related to Aston's hotel and resort management agreements, Aston's accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

        Included in other liabilities, both current and long-term, as presented in our consolidated balance sheet as of December 31, 2011, are certain unconditional recorded contractual obligations. These obligations and the future periods in which such obligations are expected to settle in cash are as follows (in thousands):

Years Ending December 31,
2012	$3,357
2013	3,857
2014	—
2015	—
2016	—
Thereafter	—

Total	$7,214

Off-Balance Sheet Arrangements

        Except as disclosed above related to guarantees, as of December 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

        Refer to Note 2 in the consolidated financial statements for a description of recent accounting pronouncements.

Seasonality

        Refer to Note 1 in the consolidated financial statements for a discussion on the impact of seasonality.

ILG'S PRINCIPLES OF FINANCIAL REPORTING

Definition of ILG's Non-GAAP Measures

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is defined as net income excluding, if applicable: (1) interest income and interest expense, (2) income taxes, (3) depreciation expense, and (4) amortization expense of intangibles.

        Adjusted EBITDA is defined as EBITDA excluding, if applicable: (1) non-cash compensation expense, (2) goodwill and asset impairments and (3) other non-operating income and expense.

        Our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. We believe these measures are useful to investors because they represent the consolidated operating results from our segments, excluding the effects of any non-cash expenses. We also believe these non-GAAP financial measures improve the transparency of our disclosures, provide a meaningful presentation of our results from our business operations, excluding the impact of certain items not related to our core business operations and improve the period-to-period comparability of results from business operations. EBITDA and Adjusted EBITDA have certain limitations in that they do not take into account the impact of certain expenses to our statement of operations; including for Adjusted EBITDA, non-cash compensation. We endeavor to compensate for the limitations of these non-GAAP measures presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

        We report EBITDA and Adjusted EBITDA as supplemental measures to results reported pursuant to GAAP. These measures are among the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to the same set of tools that we use in analyzing our results. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures which are discussed below.

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

Pro Forma Results

        We will only present EBITDA and/or Adjusted EBITDA on a pro forma basis if we view a particular transaction as significant in size or transformational in nature. For the periods presented in this report, there are no transactions that we have included on a pro forma basis.

Non-Cash Expenses That Are Excluded From ILG's Non-GAAP Measures (as applicable)

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

        Depreciation expense is a non-cash expense relating to our property and equipment and is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

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

RECONCILIATION OF EBITDA AND ADJUSTED EBITDA

        The following tables reconcile EBITDA and Adjusted EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the years ended December 31, 2011, 2010 and 2009 (in thousands). The noncontrolling interest relates to the Management and Rental segment.

	Year Ended December 31, 2011
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$143,220	$7,778	$150,998
Non-cash compensation expense	(10,638)	(998)	(11,636)
Other non-operating income (expense), net	1,705	(125)	1,580

EBITDA	134,287	6,655	140,942
Amortization expense of intangibles	(21,689)	(5,612)	(27,301)
Depreciation expense	(12,331)	(946)	(13,277)
Less: Other non-operating income (expense), net	(1,705)	125	(1,580)

Operating income	$98,562	$222	98,784

Interest income			1,263
Interest expense			(35,575)
Other non-operating income, net			1,580
Income tax provision			(24,926)

Net income			41,126
Net loss attributable to noncontrolling interest			—

Net income attributable to common stockholders			$41,126

	Year Ended December 31, 2010
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$145,753	$5,763	$151,516
Non-cash compensation expense	(9,346)	(769)	(10,115)
Other non-operating expense, net	(271)	—	(271)

EBITDA	136,136	4,994	141,130
Amortization expense of intangibles	(21,083)	(5,304)	(26,387)
Depreciation expense	(9,690)	(847)	(10,537)
Less: Other non-operating expense, net	271	—	271

Operating income (loss)	$105,634	$(1,157)	104,477

Interest income			448
Interest expense			(35,782)
Other non-operating expense, net			(271)
Income tax provision			(26,457)

Net income			42,415
Net loss attributable to noncontrolling interest			3

Net income attributable to common stockholders			$42,418

	Year Ended December 31, 2009
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$142,652	$4,950	$147,602
Non-cash compensation expense	(9,811)	(762)	(10,573)
Other non-operating expense, net	(1,250)	—	(1,250)

EBITDA	131,591	4,188	135,779
Amortization expense of intangibles	(21,017)	(4,944)	(25,961)
Depreciation expense	(9,057)	(794)	(9,851)
Less: Other non-operating expense, net	1,250	—	1,250

Operating income (loss)	$102,767	$(1,550)	101,217

Interest income			952
Interest expense			(37,281)
Other non-operating expense, net			(1,250)
Income tax provision			(25,818)

Net income			37,820
Net loss attributable to noncontrolling interest			4

Net income attributable to common stockholders			$37,824

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

        For the year ended December 31, 2010, operating foreign currency exchange attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency, primarily related to Euro denominated value added tax liabilities, resulted in a net gain of $0.2 million, and the amount is inconsequential for 2011. Non-operating foreign exchange included a net gain of $1.8 million for the year ended December 31, 2011 and net losses of $0.3 million and $1.3 million for the years ended December 31, 2010 and 2009, respectively, attributable to cash held in certain countries in currencies other than their functional currency.

        The favorable fluctuation for the year ended December 31, 2011 was principally driven by U.S. dollar positions held at December 31, 2011 affected by the stronger dollar compared to the Mexican peso, partly offset by a strengthening of the Colombian peso against the U.S. dollar. The unfavorable fluctuations for 2010 and 2009 were principally driven by U.S. dollar positions held at December 31, 2010 and 2009 affected by the shift in the value of the dollar primarily to the British pound, Mexican peso, and Colombian peso. The Venezuelan Bolivar cash held impacted our foreign exchange net loss in 2010 given our change to the U.S. dollar as the functional currency for that entity due to highly inflationary accounting, partially offset by a gain realized in June 2010 due to our change from the parallel market rate to the SITME rate for remeasurement purposes. In April 2010, we transferred the majority of the cash from our Venezuelan entity's Bolivar denominated bank account in Venezuela to our Venezuelan entity's U.S. dollar denominated bank account in the U.S. and consequently reduced the exposure going forward.

        As we increase our operations in international markets we become increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the year ended December 31, 2011 would result in an approximate change to revenue of $3.1 million. There have been no material quantitative changes in market risk exposures since December 31, 2010.

Interest Rate Risk

        At December 31, 2011, we had $56.0 million outstanding under the Term Loan. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.6 million. Additionally, at December 31, 2011, we had $300.0 million (face amount) of Interval Senior Notes that bear interest at a fixed amount. As market rates have declined, the required payments on the fixed rate debt have exceeded those based on market rates. Based on our mix of fixed rate and floating rate debt and cash balances, we do not currently hedge our interest rate exposure. There have been no material quantitative changes in market risk exposures since December 31, 2010.

Item 8.    Financial Statements and Supplementary Data

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interval Leisure Group, Inc.

        We have audited the accompanying consolidated balance sheets of Interval Leisure Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interval Leisure Group, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interval Leisure Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Certified Public Accountants

Miami, Florida
March 8, 2012

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue	$428,794	$409,440	$404,986
Cost of sales (exclusive of depreciation and amortization shown separately below)	141,420	128,304	127,913

Gross profit	287,374	281,136	277,073
Selling and marketing expense	53,504	50,755	52,151
General and administrative expense	94,508	88,980	87,893
Amortization expense of intangibles	27,301	26,387	25,961
Depreciation expense	13,277	10,537	9,851

Operating income	98,784	104,477	101,217
Other income (expense):
Interest income	1,263	448	952
Interest expense	(35,575)	(35,782)	(37,281)
Other income (expense), net	1,580	(271)	(1,250)

Total other expense, net	(32,732)	(35,605)	(37,579)

Earnings before income taxes and noncontrolling interest	66,052	68,872	63,638
Income tax provision	(24,926)	(26,457)	(25,818)

Net income	41,126	42,415	37,820
Net loss attributable to noncontrolling interest	—	3	4

Net income attributable to common stockholders	$41,126	$42,418	$37,824

Earnings per share attributable to common stockholders:
Basic	$0.72	$0.75	$0.67
Diluted	$0.71	$0.73	$0.66
Weighted average number of shares of common stock outstanding:
Basic	56,981	56,898	56,411
Diluted	57,775	57,756	57,015

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Net income attributable to common stockholders	$41,126	$42,418	$37,824
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(2,102)	(1,941)	229

Total other comprehensive income (loss), net of tax	(2,102)	(1,941)	229

Comprehensive income	$39,024	$40,477	$38,053

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$195,517	$180,502
Restricted cash and cash equivalents	3,488	4,118
Accounts receivable, net of allowance of $302 and $213, respectively	27,117	24,420
Deferred income taxes	18,424	19,865
Deferred membership costs	12,461	11,775
Prepaid income taxes	2,245	8,539
Prepaid expenses and other current assets	26,387	23,527

Total current assets	285,639	272,746
Property and equipment, net	50,639	50,900
Goodwill	488,027	488,027
Intangible assets, net	98,769	120,470
Deferred membership costs	13,331	16,108
Deferred income taxes	5,025	5,767
Other non-current assets	34,892	24,366

TOTAL ASSETS	$976,322	$978,384

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$11,905	$11,302
Deferred revenue	91,214	94,651
Interest payable	9,749	9,745
Accrued compensation and benefits	15,242	14,941
Member deposits	9,262	9,692
Accrued expenses and other current liabilities	40,638	38,787
Current portion of long-term debt	—	—

Total current liabilities	178,010	179,118
Long-term debt	340,113	357,576
Other long-term liabilities	7,053	11,697
Deferred revenue	119,772	124,928
Deferred income taxes	82,270	83,434

Total liabilities	727,218	756,753

Redeemable noncontrolling interest	419	419
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $.01 par value; issued 57,712,621 and 57,099,615 shares, respectively	577	571
Treasury stock—1,697,360 shares at cost	(20,913)	—
Additional paid-in capital	173,518	164,162
Retained earnings	109,686	68,560
Accumulated other comprehensive loss	(14,183)	(12,081)

Total stockholders' equity	248,685	221,212

TOTAL LIABILITIES AND EQUITY	$976,322	$978,384

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Common Stock		Treasury Stock				Accumulated Other Comprehensive Gain (Loss)
	Total Stockholders' Equity					Additional Paid-in Capital	Retained Earnings (Deficit)
		Amount	Shares	Amount	Shares
Balance as of December 31, 2008	$126,048	$562	56,209,634	$—	—	$147,537	$(11,682)	$(10,369)
Net income attributable to common stockholders	37,824	—	—	—	—	—	37,824	—
Other comprehensive income	229	—	—	—	—	—	—	229
Non-cash compensation expense	10,573	—	—	—	—	10,573	—	—
Deferred restricted stock units released, net of withholding taxes	607	1	115,144	—	—	606	—	—
Issuance of common stock upon exercise of stock options	448	—	66,005	—	—	448	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(689)	2	178,507	—	—	(691)	—	—
Deferred stock compensation expense	(44)	—	—	—	—	(44)	—	—
Adjustment to issuance of common stock at spin-off	(11)	—	(26,274)	—	—	(11)	—	—
Adjustment to dividends to IAC in connection with the spin-off(a)	(2,158)	—	—	—	—	(2,158)	—	—

Balance as of December 31, 2009	$172,827	$565	56,543,016	$—	—	$156,260	$26,142	$(10,140)
Net income attributable to common stockholders	42,418	—	—	—	—	—	42,418	—
Other comprehensive loss	(1,941)	—	—	—	—	—	—	(1,941)
Non-cash compensation expense	10,115	—	—	—	—	10,115	—	—
Issuance of common stock upon exercise of stock options	509	—	59,913	—	—	509	—	—
Release of common stock in escrow upon exercise of IAC warrants	249	—	—	—	—	249	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(3,006)	6	496,686	—	—	(3,012)	—	—
Deferred stock compensation expense	41	—	—	—	—	41	—	—

Balance as of December 31, 2010	$221,212	$571	57,099,615	$—	—	$164,162	$68,560	$(12,081)

(a)
Due to a reconciliation of federal and state income taxes for the 2008 period prior to the spin-off and as provided for in the Tax Sharing Agreement entered into with IAC, we recorded a $2.2 million increase to the amount distributed to IAC in connection with a reduced income tax liability.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

		Common Stock		Treasury Stock				Accumulated Other Comprehensive Gain (Loss)
	Total Stockholders' Equity					Additional Paid-in Capital	Retained Earnings (Deficit)
		Amount	Shares	Amount	Shares
Balance as of December 31, 2010	$221,212	$571	57,099,615	$—	—	$164,162	$68,560	$(12,081)
Net income attributable to stockholders	41,126	—	—	—	—	—	41,126	—
Other comprehensive loss	(2,102)	—	—	—	—	—	—	(2,102)
Non-cash compensation expense	11,636	—	—	—	—	11,636	—	—
Issuance of common stock upon exercise of stock options	458	—	48,897	—	—	458	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(3,518)	6	564,109	—	—	(3,524)	—	—
Change in excess tax benefits from stock-based awards	830	—	—	—	—	830	—	—
Deferred stock compensation expense	(44)	—	—	—	—	(44)	—	—
Treasury stock purchases	(20,913)	—	—	(20,913)	1,697,360	—	—	—

Balance as of December 31, 2011	$248,685	$577	57,712,621	$(20,913)	1,697,360	$173,518	$109,686	$(14,183)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$41,126	$42,415	$37,820
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	27,301	26,387	25,961
Amortization of debt issuance costs	1,806	2,389	2,745
Depreciation expense	13,277	10,537	9,851
Accretion of original issue discount	2,538	2,286	2,048
Non-cash compensation expense	11,636	10,115	10,573
Non-cash interest expense	464	66	11
Deferred income taxes	1,015	7,677	22,579
Excess tax benefits from stock-based awards	(1,271)	(966)	—
Change in fair value of contingent consideration	1,159	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,863)	808	(6,730)
Prepaid expenses and other current assets	(585)	(2,389)	3,348
Prepaid income taxes and income taxes payable	6,836	(3,187)	(20,595)
Accounts payable and other current liabilities	(3,158)	2,443	6,031
Payment of contingent consideration	(625)	—	—
Deferred revenue	(6,974)	(9,151)	(2,355)
Other, net	4,225	1,973	(3,939)

Net cash provided by operating activities	95,907	91,403	87,348

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(12,942)	—
Changes in restricted cash	—	954	1,386
Capital expenditures	(13,038)	(16,443)	(15,162)
Investment in loans receivable	(16,536)	—	—
Acquisition of assets	(5,600)	—	—

Net cash used in investing activities	(35,174)	(28,431)	(13,776)

Cash flows from financing activities:
Principal payments on term loan	(20,000)	(40,000)	(34,000)
Treasury stock purchases	(20,913)	—	—
Payment of contingent consideration	(875)	—	—
Proceeds from the exercise of stock options	457	509	436
Proceeds from the exercise of warrants	—	249	—
Release of deferred restricted stock units, net of withholding taxes	—	—	(430)
Vesting of restricted stock units, net of withholding taxes	(3,495)	(2,946)	(691)
Excess tax benefits from stock-based awards	1,271	966	—

Net cash used in financing activities	(43,555)	(41,222)	(34,685)

Effect of exchange rate changes on cash and cash equivalents	(2,163)	(1,262)	850

Net increase in cash and cash equivalents	15,015	20,488	39,737
Cash and cash equivalents at beginning of period	180,502	160,014	120,277

Cash and cash equivalents at end of period	$195,517	$180,502	$160,014

See Note 13 for supplemental cash flow information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Company Overview

        Interval Leisure Group, Inc., or ILG, is a leading global provider of membership and leisure services to the vacation industry. ILG consists of two operating segments. Membership and Exchange, our principal business segment, offers travel and leisure related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. Management and Rental, our other business segment, provides hotel, condominium resort, timeshare resort and homeowners association management, and vacation rental services to both vacation property owners and vacationers.

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

Basis of Presentation and Accounting Estimates

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and reflect the financial position and operating results of ILG. ILG's management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

        Significant estimates underlying the accompanying consolidated financial statements include: the recovery of goodwill and long-lived and other intangible assets; purchase price allocations of business combinations; the determination of deferred income taxes including related valuation allowances; the determination of deferred revenue and membership costs; and the determination of stock-based compensation. In the opinion of ILG's management, the assumptions underlying the historical consolidated financial statements of ILG and its subsidiaries are reasonable.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of ILG, our wholly-owned subsidiaries, and companies in which we have a controlling interest. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

        In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual prior period presented is required to reflect the correction of the period-specific effects of the error, if material. Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified misstatements are immaterial to ILG's individual prior period consolidated financial statements, however, the cumulative correction of the prior period errors would be material to our current year consolidated financial statements. Consequently, we have restated the accompanying consolidated balance sheet as of December 31, 2010 and the opening December 31, 2009 and 2008 balances presented in our consolidated statements of stockholders' equity, appearing herein, from amounts previously reported to correct the prior period misstatements by the write-off of the related deferred membership costs with a corresponding reduction to retained earnings.

        The impact of these misstatements to our 2010 annual and interim consolidated statements of income and cash flows was inconsequential for restatement and, accordingly, such amounts were not restated but corrected in the three months ended March 31, 2011. Additionally, the impact of these misstatements was inconsequential to our 2009 statement of cash flows as the impact to individual line items within operating activities is not material and there was no impact to net cash provided by (used in) operating, investing or financing activities. However, we restated the 2009 statement of cash flows, included herein, to reflect changes to individual line items within operating activities.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

        The tables below summarize the effect of the restatement of previously reported consolidated financial statements (in thousands, except per share data).

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

        The cumulative after-tax effect of the prior period misstatements of approximately $3.6 million (net of tax of $2.1 million) was recorded as a reduction to retained earnings in our accompanying consolidated balance sheet as of December 31, 2010 and the opening December 31, 2010 balances presented in our consolidated statement of stockholders' equity. The cumulative after-tax effect of the prior period misstatements of approximately $3.2 million (net of tax of $1.9 million) is presented as a reduction to retained earnings as of December 31, 2008. In accordance with ASC Topic 740, "Income Taxes" ("ASC 740"), the tax effect of these adjustments were recorded directly to retained earnings and to the related deferred income tax accounts for deferred membership costs.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

        Revenue, net of sales incentives, from membership fees from our Membership and Exchange segment is deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight-line basis. When multiple member benefits and services are provided over the term of the membership, revenue is recognized for each separable deliverable ratably over the membership period, as applicable. Generally, memberships are cancelable and refundable on a pro-rata basis, with the exception of our Platinum tier. Direct costs of acquiring members (primarily commissions) and certain direct fulfillment costs related to deferred membership revenue are also deferred and amortized on a straight-line basis over the terms of the applicable memberships or benefit period, whichever is shorter. The recognition of previously deferred revenue and expense is based on estimates derived from an aggregation of member-level data. Revenue from exchange and Getaway transactions is recognized when confirmation of the transaction is provided as the earnings process is complete. Reservation servicing revenue is recognized when service is performed or on a straight-line basis over the applicable service period. All taxable revenue transactions are presented on a net-of-tax basis.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Additionally, when we enter into multiple-element arrangements, we are required to determine whether the deliverables in these arrangements should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract price should be allocated to each element. We analyze our contracts upon execution to determine the appropriate revenue recognition accounting treatment. Our determination of whether to recognize revenue for separate deliverables will depend on the terms and specifics of our products and arrangements as well as the nature of changes to our existing products and services, if any. The allocation of contract revenue to the various elements does not change the total revenue recognized from a transaction or arrangement, but may impact the timing of revenue recognition.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.

Restricted Cash

        Restricted cash at December 31, 2011 and 2010 primarily includes amounts held in trust and lock box accounts in connection with certain transactions related to the Management and Rental segment's managed properties.

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

DECEMBER 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In accordance with ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), we capitalize certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized internal software costs, net of accumulated amortization, totaled $27.6 million and $28.3 million at December 31, 2011 and 2010, respectively, and are included in "Property and equipment, net" in the accompanying consolidated balance sheets.

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets are significant components of our consolidated balance sheets. Our policies regarding the valuation of intangible assets affect the amount of future amortization and possible impairment charges we may incur. Assumptions and estimates about future values and remaining useful lives of our intangible assets with finite lives are complex and subjective. They can be affected by a variety of factors, including external factors such as consumer spending habits and general economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

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

DECEMBER 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Long-Lived Assets and Intangible Assets with Definite Lives

        We review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (asset group) may be impaired. In accordance with guidance included within ASC Topic 360, "Property Plant and Equipment," ("ASC 360"), recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (asset group) to future undiscounted cash flows expected to be generated by the asset (asset group). An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When estimating future cash flows, we consider:

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

DECEMBER 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Advertising expense was $16.3 million, $15.5 million and $18.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, of which $3.9 million, $3.8 million and $5.5 million, respectively, pertained to expenses related to our direct-response advertising. As of December 31, 2011 and 2010, we had $3.8 million and $3.6 million, respectively, of capitalized advertising costs recorded in prepaid expenses and other current assets on our consolidated balance sheets.

Income Taxes

        ILG accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. ILG records interest on potential income tax contingencies as a component of income tax expense and records interest net of any applicable related income tax benefit.

        Pursuant to ASC 740, ILG recognizes liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position.

Foreign Currency Translation and Transaction Gains and Losses

        The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income (loss), a separate component of stockholders' equity. Accumulated other comprehensive income (loss) is solely related to foreign currency translation. Only the accumulated other comprehensive income (loss) exchange rate adjustment related to Venezuela is tax effected as required by the Financial Accounting Standards Board ("FASB") guidance codified in ASC 740 since the earnings in Venezuela are not indefinitely reinvested in that jurisdiction.

        Transaction gains and losses arising from transactions and/or assets and liabilities denominated in a currency other than the functional currency of the entity involved are included in the consolidated

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

statements of income. For the year ended December 31, 2010, operating foreign currency exchange attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency, primarily related to Euro denominated value added tax liabilities, resulted in a net gain of $0.2 million, which is included in general and administrative expenses, and the amount is inconsequential for 2011. Non-operating foreign exchange included a net gain of $1.8 million for the year ended December 31, 2011 and net losses of $0.3 million and $1.3 million for the years ended December 31, 2010 and 2009, respectively, included in "Other income (expense)" in the accompanying consolidated statements of income.

Stock-Based Compensation

        Stock-based compensation is accounted for under ASC Topic 718, "Compensation- Stock Compensation" ("ASC 718"). Compensation cost for stock awards is measured at fair value on date of grant and recognized over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units ("RSUs") is determined based on the number of shares granted and the quoted price of our common stock on that date. We grant awards subject to graded vesting (i.e. portions of the award vest at different times during the vesting period) or to cliff vesting (i.e. all awards vest at the end of the vesting period). Certain RSUs, in addition, are subject to attaining specific performance criteria. For RSUs to be settled in stock, the accounting charge is measured at the grant date fair value and expensed as non-cash compensation over the vesting term using the straight-line basis for service-only awards and the accelerated basis for performance-based awards with graded vesting. For certain cliff vesting awards with performance criteria, we also use anticipated future results in determining the fair value of the award. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. The amount of stock-based compensation expense recognized in the consolidated statements of income is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock.

        Management must make certain estimates and assumptions regarding stock awards that will ultimately vest, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date. Tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statements of income are reported as a component of financing cash flows. For the years ended December 31, 2011 and 2010, gross excess tax benefits from stock-based compensation reported as a component of financing cash flows was $1.3 million and $1.0 million, respectively. For the year ended December 31, 2009, gross excess tax benefits from stock-based compensation was not material.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Noncontrolling Interest

        Noncontrolling interest in 2011, 2010 and 2009 represents a noncontrolling ownership in Aston. In connection with the acquisition of Aston by ILG in May 2007, a member of senior management of this business purchased an ownership interest at the same per share price as ILG, a portion of which accrues preferred dividends at a rate of 10% per annum, and was granted an additional interest vesting over four and a half years. ILG is party to a fair value put and call arrangement with respect to this individual's holdings. This put and call arrangement allows this member of management to require ILG to purchase their interest or allows ILG to acquire such interest at fair value. This put and call arrangement becomes exercisable by ILG and the counter-party, respectively, at a date no earlier than 2013. Upon such exercise of the put or call, the consideration payable can be denominated in ILG shares, cash or a combination thereof at ILG's option. This put arrangement is exercisable by the counter-party outside the control of ILG and is accounted for in accordance with the ASC Topic 480, "Distinguishing Liabilities from Equity" ("ASC 480").

        Pursuant to this guidance, once redeemable in 2013, we are required to adjust the carrying value of this noncontrolling interest to its maximum redemption amount at each balance sheet date with a corresponding adjustment to retained earnings. Furthermore, if the noncontrolling interest is not currently redeemable yet probable of becoming redeemable, we are required to either (1) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the security will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, usually the interest method, or (2) recognize changes in the redemption value (for example, fair value) immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. As of December 31, 2011, it is probable that this noncontrolling interest will become redeemable as such is only contingent on the passage of time. However, no adjustment to the redemption value has been required during any of the years presented.

        The balance of redeemable noncontrolling interest as of December 31, 2011 and 2010 was $0.4 million. Changes during the years then ended are as follows (in thousands):

	December 31,
	2011	2010
Balance, beginning of period	$419	$422
Net loss attributable to noncontrolling interest	—	3

Balance, end of period	$419	$419

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of RSUs using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 1.0 million options and 0.3 million RSUs for the year ended December 31, 2011, 1.3 million options and 0.1 million RSUs for the year ended December 31, 2010, and 1.8 million options and 1.3 million RSUs for the year ended December 31, 2009, as the effect of their inclusion would have been antidilutive to earnings per share.

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Basic weighted average shares of common stock outstanding	56,981	56,898	56,411
Net effect of common stock equivalents assumed to be vested related to RSUs	772	806	557
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	22	52	47

Diluted weighted average shares outstanding	57,775	57,756	57,015

Certain Risks and Concentrations

        A substantial percentage of the vacation ownership resorts in the Interval Network are located in Florida, Hawaii, Las Vegas, Mexico and Southern California and a majority of the vacation properties for which the Management and Rental segment provides hotel, resort and homeowners association management and vacation rental services are located in Hawaii. Approximately $122.6 million and $111.0 million of 2011 and 2010 revenue, respectively, which excludes the Management and Rental segment pass-through revenue, was generated from travel to properties located in all of these locations as well as hotel, resort and homeowners association management services performed in these locations in 2011. ILG also depends on relationships with developers and vacation property owners, as well as third party service providers for processing certain fulfillment services. We do not consider our overall business to be dependent on any one of these resort developers, provided, that the loss of a few large developers (particularly those from which Interval receives membership renewal fees directly) could materially impact our business. The loss of one or more of our largest management agreements could materially impact our Management and Rental business.

        Financial instruments, which potentially subject ILG to concentration of credit risk, consist primarily of cash and cash equivalents which are maintained with high quality financial institutions. Financial instruments also consist of secured loans that are recorded at the time of origination for the principal amount financed and are carried at amortized cost, net of any allowance for credit losses, as further discussed in Note 6.

        ILG's business also is subject to certain risks and concentrations including exposure to risks associated with online commerce security and credit card fraud.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

        With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2011 that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

        In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 creates new disclosure requirements about the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The ASU is designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards ("IFRS"). The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. We are currently assessing the future impact, if any, of this new accounting update to our consolidated financial statements.

        In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"). ASU 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS and provides clarification about the application of existing fair value measurement and disclosure requirements. The ASU also expands certain other disclosure requirements, particularly pertaining to Level 3 fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. Early application is not permitted. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

Adopted Accounting Pronouncements

        In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12"). ASU 2011-12 indefinitely defers certain provisions of ASU 2011-05. The requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which the income is presented and the statement in which other comprehensive income ("OCI") is presented is indefinitely deferred by this ASU. ASU 2011-12 and ASU 2011-05 share the same effective date. That is, the amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. We adopted this guidance as of October 1, 2011. While the guidance impacted the presentation within our financial statements, the adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In September 2011, the FASB issued ASU 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU 2011-08"). ASU 2011-08 amends the testing of goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If entities determine, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is below the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units and it does not revise the requirement to test goodwill annually for impairment. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted this guidance as of October 1, 2011. The adoption of ASU 2011-08 as of October 1, 2011 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of OCI or two separate but consecutive statements. The ASU does not change the items that must be reported in OCI and does not require any incremental disclosures. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. We adopted this guidance as of October 1, 2011. While the guidance impacted the presentation within our financial statements, the adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In April 2011, the FASB issued ASU 2011-02, "Receivables (Topic 310): A Creditor's Determination of Whether Restructuring Is a Troubled Debt Restructuring" ("ASU 2011-02"). ASU 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. Specifically, creditors are required to consider whether the debtor is experiencing financial difficulties or whether the creditor has granted a concession. This guidance was effective for us for the first interim period beginning on or after June 15, 2011. We are required to apply this ASU retrospectively for all modifications and restructuring activities that have occurred from January 1, 2011. We adopted this guidance as of July 1, 2011. The adoption of ASU 2011-02 as of July 1, 2011 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In December 2010, the FASB issued ASU 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations" ("ASU 2010-29"). ASU 2010-29 requires public entities that present comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

permitted. We adopted this guidance as of January 1, 2011. The adoption of ASU 2010-29 as of January 1, 2011 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In July 2010, the FASB issued ASU 2010-20, "Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" ("ASU 2010-20"). ASU 2010-20 requires enhanced disclosures about the credit quality of financing receivables and the allowance for credit losses. These enhanced disclosures include, but are not limited to, a greater level of disaggregated and qualitative information about the credit quality of their financing receivables and their allowances for credit losses. As of December 31, 2010, we adopted the required disclosures, which was effective for interim and annual reporting periods ending on or after December 15, 2010. As of January 1, 2011, we adopted the required disclosures about activity that occurs during a reporting period, which is effective for interim and annual reporting periods beginning on or after December 15, 2010. The full adoption of ASU 2010-20 as of January 1, 2011 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements," ("ASU 2010-06") which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. As of January 1, 2010, we adopted the requisite disclosures regarding significant transfers between Level 1 and 2 fair value measurements, which was effective for annual reporting periods beginning after December 15, 2009. As of January 1, 2011, we adopted the required Level 3 reconciliation disclosures which were effective for annual periods beginning after December 15, 2010. The full adoption of ASU 2010-06 as of January 1, 2011 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In October 2009, the FASB issued ASU 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements," ("ASU 2009-13"). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance included under ASC 605-25. The revised guidance modifies the criteria for recognizing revenue in multiple element arrangements and expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We prospectively adopted this guidance as of January 1, 2011. The adoption of ASU 2009-13 as of January 1, 2011 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures and is not expected to have a material effect in future periods based on multiple-element arrangements in effect at adoption. Additionally, as of January 1, 2011, the prospective adoption of this guidance did not result in any change in the units of accounting, the allocation of consideration to those units of accounting, or the pattern and timing of revenue recognition of our current multiple-element arrangements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        Pursuant to FASB guidance as codified within ASC 350, goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. In accordance with this guidance, ILG determined our Membership and Exchange and Management and Rental segments are individual reporting units which are also individual operating segments of ILG pursuant to ASC 280, Segment Reporting ("ASC 280"). ILG tests goodwill and other indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded.

        Additionally, upon adoption of ASU 2011-08, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If entities determine, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is below the carrying amount, the two-step impairment test would be required. Otherwise, the two-step impairment test would not be required. We adopted this guidance as of October 1, 2011; however, we did not elect to employ the provisions allowed under this guidance for our 2011 annual goodwill impairment test.

2011 Annual Goodwill Impairment Test

        As of October 1, 2011, we reviewed the carrying value of goodwill and other intangible assets of each of our two reporting units. Goodwill assigned to the Membership and Exchange and Management and Rental reporting units as of this date were $480.6 million and $7.4 million, respectively. We performed the first step of the impairment test on both our reporting units and concluded that each reporting unit's fair value exceeded its carrying value and, therefore, the second step of the impairment test was not necessary. As of December 31, 2011, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on October 1, 2011.

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

        Consequently, we performed an interim impairment test for our Management and Rental reporting unit as of March 31, 2010. The first step of the two step impairment test concluded that the carrying value of the reporting unit exceeded its fair value by approximately 5%. As a result, we performed the second step of the impairment test to measure the amount of any impairment loss, which concluded that the reporting unit's implied fair value of goodwill exceeded the carrying value of goodwill by a marginal amount and, therefore, no impairment loss was recorded. The excess of the implied fair value of goodwill over its carrying value, computed in the second step, was primarily attributable to net declines in the fair value of an asset group consisting of Aston's property management contracts and wholesaler agreements definite-lived intangible assets, certain real estate assets owned by Aston and

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

used in the purveyance of revenue generating services pursuant to the aforementioned property management contracts and wholesaler agreements, and Aston's tradename definite-lived intangible asset. As a result of the decline in fair value of these long-lived assets, we performed a recoverability test pursuant to ASC Topic 360 as subsequently discussed in the Recoverability of Long-Lived Assets section below.

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

        The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill, for the years ended December 31, 2011 and 2010 (in thousands):

	Balance as of January 1, 2011	Additions	Deductions	Goodwill Impairment	Balance as of December 31, 2011
Membership and Exchange	$480,597	$—	$—	$—	$480,597
Management and Rental	7,430	—	—	—	7,430

Total	$488,027	$—	$—	$—	$488,027

	Balance as of January 1, 2010	Additions	Deductions	Goodwill Impairment	Balance as of December 31, 2010
Membership and Exchange	$474,677	$5,920	$—	$—	$480,597
Management and Rental	5,190	2,240	—	—	7,430

Total	$479,867	$8,160	$—	$—	$488,027

        There were no changes in goodwill in either of our reporting units during the year ended December 31, 2011. The $8.2 million change in goodwill during the year ended December 31, 2010 related to the goodwill acquired in connection with the acquisition of TPI. On November 30, 2010, we

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

acquired all of the equity in TPI resulting in goodwill of $8.2 million and identifiable intangible assets of $7.5 million. Goodwill is assigned to reporting units of ILG that are expected to benefit from the synergies of the combination. The amount of goodwill assigned to a reporting unit is determined in a manner similar to how the amount of goodwill recognized in a business combination is determined, while using a reasonable methodology applied in a consistent manner. We assigned $5.9 million of goodwill to our Membership and Exchange reporting unit and $2.2 million of goodwill to our Management and Rental reporting unit.

        Accumulated goodwill impairment losses as of January 1, 2010 were $34.3 million for our Management and Rental segment. There were no impairments of goodwill for our Management and Rental segment during fiscal year 2011 and 2010 and there have been no impairments of goodwill for our Membership and Exchange segment.

Other Intangible Assets

        Intangible assets with indefinite lives relate principally to trade names and trademarks. The balance of intangible assets, net is as follows (in thousands):

	December 31,
	2011	2010
Intangible assets with indefinite lives	$37,616	$37,616
Intangible assets with definite lives, net	61,153	82,854

Total intangible assets, net	$98,769	$120,470

        At December 31, 2011, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Life (Years)
Customer relationships	$129,500	$(120,071)	$9,429	0.7
Purchase agreements	75,879	(68,664)	7,215	2.2
Resort management contracts	53,766	(15,613)	38,153	10.6
Technology	24,726	(24,665)	61	1.9
Other	17,427	(11,132)	6,295	5.2

Total	$301,298	$(240,145)	$61,153

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

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

        From the date of our last recoverability test, March 31, 2010, through December 31, 2011, we have not identified any events or changes in circumstances indicating that the carrying value of a long lived asset (asset group) may be impaired; accordingly, a recoverability test has not been warranted.

        Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets subject to amortization was $27.3 million, $26.4 million and $26.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. Based on the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

December 31, 2011 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2012	$21,108
2013	5,727
2014	5,571
2015	5,463
2016	4,259
2017 and thereafter	19,025

$61,153

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	December 31,
	2011	2010
Computer equipment	$19,579	$18,189
Capitalized software	73,386	67,054
Buildings and leasehold improvements	22,468	21,222
Furniture and other equipment	11,656	11,088
Projects in progress	3,196	1,128

	130,285	118,681
Less: accumulated depreciation and amortization	(79,646)	(67,781)

Total property and equipment, net	$50,639	$50,900

NOTE 5—LONG-TERM DEBT

        The balance of long-term debt is as follows (in thousands):

	December 31,
	2011	2010
9.5% Interval Senior Notes, net of unamortized discount of $15,887 and $18,424, respectively	$284,113	$281,576
Term loan (interest rate of 2.80% at December 31, 2011 and 2.76% at December 31, 2010)	56,000	76,000
Revolving credit facility	—	—

Total long-term debt	340,113	357,576
Less: Current maturities	—	—

Total long-term debt	$340,113	$357,576

9.5% Interval Senior Notes

        In connection with the spin-off of ILG, on July 17, 2008, Interval Acquisition Corp., a subsidiary of ILG, ("Issuer") agreed to issue $300.0 million of aggregate principal amount of 9.5% Senior Notes due

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 5—LONG-TERM DEBT (Continued)

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

Senior Secured Credit Facility

        In connection with the spin-off of ILG, on July 25, 2008, the Issuer entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan (the "Term Loan"), of which $56.0 million is outstanding at December 31, 2011, and a $50.0 million revolving credit facility.

        As of December 31, 2011, the remaining principal amount of the Term Loan is payable quarterly through July 25, 2013 ($18.7 million for the first three quarters in fiscal year 2013). During 2010, we paid $40.0 million of principal payments on the Term Loan, which included voluntary prepayments of scheduled principal payments through December 31, 2011 and $18.3 million applied pro rata to the remaining scheduled principal payments. During 2011, we paid $20.0 million of principal payments on the Term Loan, which included voluntary prepayments of scheduled principal payments through December 31, 2012 and $2.5 million applied pro rata to the remaining scheduled principal payments. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rates per annum applicable to loans under the senior secured credit facility are, at the Issuer's option, equal to either a base rate or a LIBOR rate plus an applicable margin, which varies with the total leverage ratio of the Issuer. As of December 31, 2011, the applicable margin was 2.50% per annum for LIBOR term loans, 2.00% per annum for LIBOR revolving loans, 1.50% per annum for base rate term loans and 1.00% per annum for base rate revolving loans. The revolving credit facility has a facility fee of 0.50%.

        We have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $20,000 at December 31, 2011, leaving

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 5—LONG-TERM DEBT (Continued)

$50.0 million of borrowing capacity at December 31, 2011. There have been no borrowings under the revolving credit facility through December 31, 2011.

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

        The senior secured credit facility requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the credit agreement (3.65 from January 1, 2010 through December 31, 2010 and 3.40 thereafter), and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement (3.00 from January 1, 2010 and thereafter). In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of December 31, 2011, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.36 and 4.64, respectively.

        At December 31, 2011, aggregate maturities of long-term debt were as follows (in thousands):

Year Ending December 31,
2012	$—
2013	56,000
2014	—
2015	—
2016	300,000
Thereafter	—

356,000
Unamortized discount of Interval Senior Notes	(15,887)

Total	$340,113

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 5—LONG-TERM DEBT (Continued)

        Interest expense for the years ended December 31, 2011, 2010, and 2009 was $35.6 million, $35.8 million, and $37.3 million, respectively, net of capitalized interest of $0.1 million, $1.1 million, and $0.4 million, respectively, relating to internally capitalized software.

Debt Issuance Costs

        At December 31, 2011 and 2010, total unamortized debt issue costs were $5.5 million, net of $8.0 million of accumulated amortization and $7.3 million, net of $6.2 million of accumulated amortization, respectively, which was included in "Other non-current assets." Debt issuance costs are amortized to "Interest expense" through maturity of the related debt using the effective interest method.

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

        Level 1—Observable inputs that reflect quoted prices in active markets

        Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable

        Level 3—Unobservable inputs in which little or no market data exists, therefore requiring the company to develop its own assumptions

        As part of the acquisition of TPI in November 2010, we are obligated to pay contingent consideration in an amount ranging from zero up to a total of $5.0 million to TPI's former owners during the three year period subsequent to the acquisition should TPI meet certain earnings targets. We calculated the fair value of the contingent consideration as of November 30, 2010, the acquisition date, to be $2.7 million using a probability-weighted income approach and based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the total contingent consideration increased $0.1 million to $2.8 million as of December 31, 2011 from $2.7 million as of December 31, 2010, of which $1.2 million of the increase is due to revisions to the estimated earnings used in our calculation of the fair value of the contingent consideration and $0.4 million of the increase is due to the accretion of interest on the fair value of the contingent consideration which was discounted to its net present value, reduced by a $1.5 million payment made to TPI's former owners following the one year anniversary of the acquisition. The revision to estimated earnings and the accretion of interest have been reflected in general and administrative expenses and interest expense, respectively, in our consolidated statement of income.

Fair Value of Financial Instruments

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

instruments during the year. Our financial instruments include guarantees, letters of credit and surety bonds. These commitments are in place to facilitate our commercial operations.

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$195,517	$195,517	$180,502	$180,502
Restricted cash and cash equivalents	3,488	3,488	4,118	4,118
Loans receivable	16,536	16,536	—	—
Total debt	(340,113)	(372,875)	(357,576)	(403,000)
Guarantees, surety bonds and letters of credit	N/A	(31,585)	N/A	(21,238)

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

        The loans receivable pertains to secured loans issued in the second quarter of 2011 to third parties. These loans mature in 2014, with interest payable monthly at a rate comparable to market rate. These receivables are recorded at the time of origination for the principal amount financed and are carried at amortized cost, net of any allowance for credit losses, which approximates fair value using inputs such as interest rates and credit risk as of December 31, 2011. The loans receivable balances are grouped and presented within other non-current assets in our consolidated balance sheet as of December 31, 2011. Interest income associated with the loans is recognized in the interest income line item in our consolidated statement of income for the year ended December 31, 2011.

        Borrowings under our Interval Senior Notes and Term Loan are carried at historical cost and adjusted for amortization of the discount on our Interval Senior Notes and principal payments. The fair value of our Interval Senior Notes was estimated at December 31, 2011 and 2010 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our Interval Senior Notes. The fair value of our term loan was estimated at December 31, 2011 and 2010 using inputs such as interest rates and credit risk.

        The guarantees, surety bonds, and letters of credit represent liabilities that are carried on our balance sheet only when a future related contingent event becomes probable and reasonably estimable. These commitments are in place to facilitate our commercial operations.

NOTE 7—STOCKHOLDERS' EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At December 31, 2011, there were 57.7 million shares of ILG common stock issued, of which 56.0 million are outstanding with 1.7 million shares held as treasury stock. At December 31, 2010, there were 57.1 million shares of ILG common stock issued and outstanding.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of December 31, 2011 and 2010. The Board of Directors has the authority

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 7—STOCKHOLDERS' EQUITY (Continued)

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

Share Repurchase Program

        Effective August 3, 2011, ILG's Board of Directors authorized a share repurchase program for up to $25.0 million, excluding commissions, of our outstanding common stock. Acquired shares of our common stock are held as treasury shares carried at cost on our consolidated balance sheet as of December 31, 2011. Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

        During the year ended December 31, 2011, we repurchased 1.7 million shares of common stock at a cost, including commissions, of $20.9 million under this repurchase program. As of December 31, 2011, the remaining availability for future repurchases of our common stock was $4.1 million.

NOTE 8—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to IRS restrictions. On March 1, 2011, we reinstated the matching contributions under the 401(k) plan which had been suspended since March 1, 2009. Matching contributions for the ILG plan were approximately $0.9 million for the year ended December 31, 2011. There were no matching contributions for the ILG plan for the year ended December 31, 2010 and matching contributions for the year ended December 31, 2009, pertaining to the first quarter 2009 period, were $0.3 million. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        During the three years ended December 31, 2011, 2010 and 2009, we also had or participated in various benefit plans, principally defined contribution plans, for non-U.S. employees. Our contributions for these plans were approximately $0.2 million in each of 2011 and 2010 and $0.3 million in 2009.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 8—BENEFIT PLANS (Continued)

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 31,574 share units were outstanding at December 31, 2011. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

NOTE 9—STOCK-BASED COMPENSATION

        Prior to the spin-off, equity awards to ILG employees were granted under various IAC stock and annual incentive plans. In connection with the spin-off, all of IAC's existing RSUs and stock options were modified, either accelerated and vested, or converted to ILG RSUs under the 2008 Incentive Plan (defined below), based on a conversion factor, following the spin-off.

        Each IAC option granted prior to January 1, 2008 converted in part into an option to purchase shares of ILG common stock, based on a conversion factor. No ILG employees or former employees held any options as of August 20, 2008. In connection with the spin-off, 2.1 million stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. To the extent that these stock options are dilutive, we have included them in the diluted earnings per share. As of December 31, 2011 and 2010, 1.1 million and 1.3 million, respectively, of stock options remained outstanding.

        The modification of RSUs not subject to accelerated vesting resulted in an additional non-recurring non-cash compensation expense related to a step-up in basis modification of $1.3 million of which $0.2 million, $0.3 million and $0.5 million was recognized during the years ended December 31, 2011, 2010 and 2009, respectively, and the remaining $0.1 million will be recognized over the vesting period of the associated modified unvested RSUs.

        On August 20, 2008, ILG established the ILG 2008 Stock and Annual Incentive Plan (the "2008 Incentive Plan") which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares of common stock were issued. At the time of the spin-off, an additional 5.0 million shares of common stock were reserved for issuance under the 2008 Incentive Plan. As of December 31, 2011, 2.0 million shares remain available for future issuance under this plan.

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. All outstanding award agreements provide for settlement, upon vesting, in stock for U.S. employees. For non-U.S. employees, all grants issued prior to the spin-off provide for settlement upon vesting in cash, while grants since the spin-off provide for settlement upon vesting in stock. Each RSU is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. We grant awards subject to graded vesting (i.e. portions of the award vest at different times during the vesting period) or to cliff vesting (i.e. all

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 9—STOCK-BASED COMPENSATION (Continued)

awards vest at the end of the vesting period). Certain RSUs, in addition, are subject to attaining specific performance criteria. ILG recognizes non-cash compensation expense for all RSUs held by ILG's employees (including RSUs for stock of IAC or the other spun-off companies held by ILG employees) for which vesting is considered probable. For RSUs to be settled in stock, the accounting charge is measured at the grant date as the fair value of ILG common stock and expensed as non-cash compensation over the vesting term using the straight-line basis for service awards and the accelerated basis for performance-based awards with graded vesting. For certain cliff vesting awards with performance criteria, we also use anticipated future results in determining the fair value of the award. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock as compensation expense. The expense related to awards to international employees settled in cash totaled $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        On August 20, 2008, in connection with the spin-off, non-employee members of the Board of Directors and certain ILG executive officers were awarded a total of 917,137 RSUs under the 2008 Incentive Plan. The aggregate estimated value of the awards is being amortized to expense on a straight-line basis over the applicable vesting period of the awards.

        On March 24, 2009, the Compensation Committee granted 1.2 million RSUs, vesting over three to four years, to certain officers and employees of ILG and its subsidiaries. Of these RSUs, 183,391 were subject to 2009 performance criteria that could result between 0% and 200% of these awards being earned based on defined EBITDA targets. These performance RSUs were earned at 117.9% of target. However, vesting is subject to additional service requirements.

        On March 2, 2011 and 2010, the Compensation Committee granted approximately 378,000 and 460,000 RSUs, respectively, vesting over three to four years, to certain officers and employees of ILG and its subsidiaries. Of these RSUs granted in 2011 and 2010, approximately 50,000 and 64,000, respectively, cliff vest in three years and are subject to performance criteria that could result between 0% and 200% of these awards being earned based on defined EBITDA targets.

        Non-cash compensation expense related to RSUs for the years ended December 31, 2011, 2010 and 2009 was $11.6 million, $10.1 million and $10.6 million, respectively. Included in non-cash compensation expense for 2009 is a cumulative catch-up adjustment of $1.3 million related to the change in the estimated forfeiture rate in the fourth quarter of 2009. At December 31, 2011, there was approximately $13.7 million of unrecognized compensation cost, net of forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 1.5 years.

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

DECEMBER 31, 2011

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of sales	$537	$448	$683
Selling and marketing expense	843	627	789
General and administrative expense	10,256	9,040	9,101

Non-cash stock based compensation expense before income taxes	11,636	10,115	10,573
Income tax benefit	(4,477)	(3,660)	(3,765)

Non-cash stock based compensation expense after income taxes	$7,159	$6,455	$6,808

        Non-cash compensation related to the period before the spin-off was recorded in receivables from IAC and subsidiaries, which were extinguished at the time of the spin-off.

        The following table summarizes RSU activity during the years ended December 31, 2009, 2010 and 2011:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1, 2009	1,685	$18.72
Granted	1,282	5.40
Vested	(261)	16.13
Forfeited	(63)	20.26

Non-vested RSUs at December 31, 2009	2,643	$12.46
Granted	615	13.72
Vested	(733)	15.38
Forfeited	(15)	20.50

Non-vested RSUs at December 31, 2010	2,510	$12.04
Granted	431	16.22
Vested	(819)	13.69
Forfeited	(24)	14.50

Non-vested RSUs at December 31, 2011	2,098	$12.22

        In connection with the acquisition of Aston by ILG in 2007, a member of Aston's management was granted non-voting restricted common equity in Aston. This award was granted on May 31, 2007 and was initially measured at fair value, which is being amortized over the vesting period. This award vests ratably over four and a half years, or earlier based upon the occurrence of certain prescribed events. These shares are subject to a put right by the holder and a call right by ILG, which are not exercisable until the first quarter of 2013 and annually thereafter. The value of these shares upon exercise of the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 9—STOCK-BASED COMPENSATION (Continued)

put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of Aston. The initial value of the preferred interest was equal to the acquisition price of Aston. The preferred interest accretes at a 10% annual rate. Upon exercise of the put or call, the consideration payable can be denominated in ILG shares, cash or a combination thereof at ILG's option. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price. At December 31, 2010, the unrecognized compensation cost related to this equity award was $0.1 million, and was fully amortized at December 31, 2011.

NOTE 10—INCOME TAXES

        U.S. and foreign earnings from continuing operations before income taxes and noncontrolling interest are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
U.S.	$52,237	$58,421	$54,536
Foreign	13,815	10,451	9,102

Total	$66,052	$68,872	$63,638

        The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current income tax provision (benefit)
Federal	$16,685	$12,807	$(777)
State	3,705	2,779	(93)
Foreign	3,962	3,194	3,366

Current income tax provision	$24,352	$18,780	$2,496

Deferred income tax provision (benefit)
Federal	$(76)	$5,881	$19,569
State	(56)	1,290	4,120
Foreign	706	506	(367)

Deferred income tax provision	574	7,677	23,322

Income tax provision	$24,926	$26,457	$25,818

        ILG records a deferred tax asset, or future tax benefit, based on the amount of non-cash compensation expense recognized in the financial statements for stock-based awards. For income tax purposes, ILG receives a tax deduction equal to the stock price on the vesting date of the stock-based awards. Upon vesting of these awards, the deferred tax assets are reversed, and the difference between

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 10—INCOME TAXES (Continued)

the deferred tax asset and the realized income tax benefit creates an excess tax benefit or deficiency that increases or decreases the additional paid-in-capital pool ("APIC Pool"). If the amount of future tax deficiencies is greater than the available APIC pool, ILG will record the deficiencies in excess of the APIC pool as income tax expense in its consolidated statements of operations. During 2011, net excess tax benefits of approximately $0.8 million associated with stock-based awards were recorded as amounts credited to APIC. During 2010 and 2009, there was no APIC pool available to offset the net tax deficiencies that were realized during each respective period, and as such, the net tax deficiencies were recorded as income tax expense in the consolidated statements of operations.

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2011	2010
Deferred tax assets:
Deferred revenue	$47,213	$51,114
Provision for accrued expenses	4,696	3,914
Non-cash compensation	5,086	3,861
Net operating loss and tax credit carryforwards	697	1,356
Other	586	487

Total deferred tax assets	58,278	60,732
Less valuation allowance	(682)	(679)

Net deferred tax assets	57,596	60,053

Deferred tax liabilities:
Intangible and other assets	(96,568)	(97,411)
Deferred membership costs	(9,765)	(10,541)
Property and equipment	(9,728)	(9,581)
Other	(356)	(322)

Total deferred tax liabilities	(116,417)	(117,855)

Net deferred tax liability	$(58,821)	$(57,802)

        At December 31, 2011, ILG had foreign NOLs of approximately $2.1 million available to offset future income, virtually all of which can be carried forward indefinitely. At December 31, 2011, ILG had utilized all of its tax credit carryforwards related to federal credits for foreign taxes.

        A valuation allowance for deferred tax assets is provided when it is more likely than not that certain deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the history of taxable income in recent years, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies to make this assessment. During 2011, ILG's valuation allowance did not significantly change. At December 31,

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 10—INCOME TAXES (Continued)

2011, ILG had a valuation allowance of approximately $0.7 million related to virtually all of the foreign NOL carryforwards for which, more likely than not, the tax benefit will not be realized.

        A reconciliation of total income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes and noncontrolling interest is shown as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Income tax provision at the federal statutory rate of 35%	$23,119	$24,105	$22,273
State income taxes, net of effect of federal tax benefit	2,372	2,645	2,618
Foreign income taxed at a different statutory tax rate	(971)	(616)	(604)
U.S. tax consequences of foreign operations	—	(65)	11
Non-deductible non-cash compensation expense	41	454	1,203
Other, net	365	(66)	317

Income tax provision	$24,926	$26,457	$25,818

        In accordance with ASC 740, no federal and state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $45.2 million at December 31, 2011. If, in the future, these earnings are repatriated to the U.S., or if ILG determines such earnings will be repatriated to the U.S. in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

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

	(In thousands)
	2011	2010	2009
Balance at beginning of year	$959	$91	$142
Additions based on tax positions related to the current year	—	226	—
Additions for tax positions of prior years	36	705	—
Reductions for tax positions of prior years	—	(33)	(51)
Settlements	—	(30)	—
Expiration of applicable statute of limitations	(125)	—	—

Balance at end of year	$870	$959	$91

        As of December 31, 2011, 2010 and 2009, ILG had unrecognized tax benefits of $0.9 million, $1.0 million, and $0.1 million, respectively, which if recognized, would favorably affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2011 and 2010 are $0.6 million and $0.7 million, respectively, of unrecognized tax benefits related to the acquisition of

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 10—INCOME TAXES (Continued)

TPI. In connection with our acquisition of TPI, the former shareholders have agreed to indemnify us for all tax liabilities and related interest and penalties for the pre-acquisition period. The net decrease of $0.1 million in 2011 in unrecognized tax benefits is due principally to the decrease in foreign taxes as a result of the expiration of the statute of limitations. The net increase of $0.9 million in 2010 in unrecognized tax benefits is due principally to the increase of $0.7 million in foreign taxes as a result of ILG's acquisition of TPI and an increase of $0.2 million related to other income tax items. There were no material increases or decreases in unrecognized tax benefits during 2009.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest during 2011. During 2011, interest and penalties decreased by approximately $0.1 million as a result of the expiration of the statute of limitations related to foreign taxes. During 2010, $0.7 million in interest and penalties was accrued primarily related to foreign taxes as a result of the acquisition of TPI. There were no material accruals for interest during 2009. At December 31, 2011, 2010 and 2009, ILG has accrued $0.8 million, $0.9 million, and $0.2 million, respectively, for the payment of interest and, if applicable, penalties.

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

        The Internal Revenue Service ("IRS") has substantially completed its review of IAC's consolidated tax returns for the years ended December 31, 2001 through 2006, which includes our operations from September 24, 2002, our date of acquisition by IAC. The settlement has not yet been submitted to the Joint Committee of Taxation for approval. In July 2011, the IRS began its review of IAC's consolidated tax returns for the years ended December 31, 2007 through 2009, which also includes our operations until the time of the spin-off in August 2008. The statute of limitations for the years 2001 through 2008 have currently been extended to December 31, 2012. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005. The IRS is also currently examining ILG's Federal consolidated tax return for the short period following the spin-off and ended December 31, 2008. This examination is expected to be completed prior to the expiration of the statute of limitations in 2012. Additionally, ILG was notified by the State of Florida that the consolidated state tax return for the short period following the spin-off and ended December 31, 2008 as well as for the tax year ended December 31, 2009, will be examined. The Florida statute of limitations for the short period following the spin-off and ended December 31, 2008 and for

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 10—INCOME TAXES (Continued)

the tax year ended December 31, 2009 has been extended to 2013 and 2014, respectively. The Florida audit is expected to begin in 2012 and should be completed prior to the expiration of the extended statute of limitations.

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

NOTE 11—SEGMENT INFORMATION

        Pursuant to FASB guidance as codified in ASC 280, an operating segment is a component of a public entity (1) that engages in business activities that may earn revenues and incur expenses; (2) for which operating results are regularly reviewed by the entity's chief operating decision maker to make decisions about resources to be allocated to the segments and assess its performance; and (3) for which discrete financial information is available. We also considered how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered. ILG consists of two operating segments which are also reportable segments. Membership and Exchange, our principal business segment, offers travel and leisure related products and services to owners of vacation interests and others mostly through various membership programs, as well as related services to resort developer clients. Management and Rental, our other business segment, provides hotel, condominium resort, timeshare resort and homeowners association management, and vacation rental services to both vacation property owners and vacationers.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 11—SEGMENT INFORMATION (Continued)

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Membership and Exchange
Revenue	$349,427	$345,228	$345,967
Cost of sales	81,812	77,741	81,210

Gross profit	267,615	267,487	264,757
Selling and marketing expense	49,927	47,693	49,242
General and administrative expense	85,106	83,387	82,674
Amortization expense	21,689	21,083	21,017
Depreciation expense	12,331	9,690	9,057

Segment operating income	$98,562	$105,634	$102,767

	Year Ended December 31,
	2011	2010	2009
Management and Rental
Revenue	$79,367	$64,212	$59,019
Cost of sales	59,608	50,563	46,703

Gross profit	19,759	13,649	12,316
Selling and marketing expense	3,577	3,062	2,909
General and administrative expense	9,402	5,593	5,219
Goodwill impairment	—	—	—
Amortization expense	5,612	5,304	4,944
Depreciation expense	946	847	794

Segment operating income (loss)	$222	$(1,157)	$(1,550)

	Year Ended December 31,
	2011	2010	2009
Consolidated
Revenue	$428,794	$409,440	$404,986
Cost of sales	141,420	128,304	127,913

Gross profit	287,374	281,136	277,073
Direct segment operating expenses	188,590	176,659	175,856

Operating income	$98,784	$104,477	$101,217

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 11—SEGMENT INFORMATION (Continued)

        Selected financial information by reporting segment is presented below (in thousands):

	December 31,
	2011	2010
Total assets:
Membership and Exchange	$898,038	$900,309
Management and Rental	78,284	78,075

Total	$976,322	$978,384

	Year Ended December 31,
	2011	2010	2009
Capital expenditures:
Membership and Exchange	$12,646	$16,026	$14,268
Management and Rental	392	417	894

Total	$13,038	$16,443	$15,162

        We maintain operations in the United States, the United Kingdom and other international locations. Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue:
United States	$364,058	$346,289	$340,420
All other countries	64,736	63,151	64,566

Total	$428,794	$409,440	$404,986

	December 31,
	2011	2010
Long-lived assets (excluding goodwill and intangible assets):
United States	$48,375	$49,663
All other countries	2,264	1,237

Total	$50,639	$50,900

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

DECEMBER 31, 2011

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

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2012	$10,437
2013	8,695
2014	7,392
2015	6,331
2016	5,798
Thereafter through 2020	18,532

Total	$57,185

        Expense charged to operations under these agreements was $9.6 million, $9.5 million and $9.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

        Included in other liabilities, both current and long-term, as presented in our consolidated balance sheet as of December 31, 2011, are certain unconditional recorded contractual obligations. These obligations and the future periods in which such obligations are expected to settle in cash are as follows (in thousands):

Years Ending December 31,
2012	$3,357
2013	3,857
2014	—
2015	—
2016	—
Thereafter	—

Total	$7,214

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

        Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. The following table summarizes these items, on an undiscounted basis, at December 31, 2011 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

Years Ending December 31,	Total	2012	2013	2014	2015	2016	Thereafter
	(Dollars in thousands)
Debt principal	$356,000	$—	$56,000	$—	$—	$300,000	$—
Debt interest	135,636	30,315	29,321	28,500	28,500	19,000	—
Guarantees, surety bonds, and letters of credit	31,585	10,339	6,557	5,774	3,288	2,667	2,960
Purchase obligations	42,353	15,642	6,142	7,302	6,399	2,688	4,180

Total commitments	$565,574	$56,296	$98,020	$41,576	$38,187	$324,355	$7,140

        At December 31, 2011, guarantees, surety bonds and letters of credit totaled $31.6 million, with the highest annual amount of $10.3 million occurring in year one. Guarantees represent $29.2 million of this total and primarily relate to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities of Aston, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of December 31, 2011, future amounts are not expected to be significant, individually or in the aggregate.

        The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of December 31, 2011, amounts pending reimbursements are not significant.

European Union Value Added Tax Matter

        In 2009, the European Court of Justice issued a judgment related to Value Added Tax ("VAT") in Europe against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and altered the manner in which the Membership and Exchange segment accounts for VAT on its revenues as well as to which EU country VAT is owed. As of December 31, 2011 and December 31, 2010, ILG had an accrual of $1.4 million and $5.4 million, respectively, related to this matter. The change in accrual relates to a

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

payment of $2.3 million during the fourth quarter 2011 and a change in estimate of $1.6 million primarily to update the periods for which VAT is due, as well as the effect of foreign currency remeasurements. Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $1.4 million up to approximately $3.6 million based on quarter-end exchange rates. ILG believes that the $1.4 million accrual at December 31, 2011 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash paid during the period for:
Interest, net of amounts capitalized	$30,603	$30,593	$33,869
Income taxes, net of refunds	17,068	21,969	23,834

NOTE 14—RELATED PARTY TRANSACTIONS

Relationship Between IAC and ILG after the Spin-Off

        For purposes of governing certain of the ongoing relationships between ILG and IAC at and after the spin-off in August 2008, and to provide for an orderly transition, ILG and IAC have entered into various agreements as follows:

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

        Aggregate revenue earned by ILG with respect to these commercial agreements with IAC subsidiaries was not material in 2011, 2010 and 2009. ILG did not incur expenses in 2011 and 2010 and incurred approximately $0.3 in 2009, in expenses related to these commercial agreements with IAC subsidiaries.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 14—RELATED PARTY TRANSACTIONS (Continued)

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

  •
  until August 2010, Liberty agreed to vote all of its shares in favor of the slate of directors recommended to the stockholders by ILG's Board of Directors as long as the slate included the directors mentioned above;

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

NOTE 15—QUARTERLY RESULTS (UNAUDITED)

        Revenue at ILG is influenced by the seasonal nature of travel. The Membership and Exchange businesses recognize exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. The Management and Rental businesses recognize rental revenue based on occupancy, with

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 15—QUARTERLY RESULTS (UNAUDITED) (Continued)

the first and third quarters generally generating higher revenue and the second and fourth quarters generally generating lower revenue.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except for share data)
2011
Revenue	$116,983	$105,554	$106,713	$99,544
Gross profit	79,460	70,221	72,005	65,688
Operating income	31,210	21,817	25,259	20,498
Net income attributable to common stockholders	13,195	7,502	11,434	8,995
Earnings per share attributable to common stockholders:
Basic	0.23	0.13	0.20	0.16
Diluted	0.23	0.13	0.20	0.16
2010
Revenue	$113,838	$101,602	$100,488	$93,512
Gross profit	79,657	70,080	69,313	62,086
Operating income	34,813	26,848	24,759	18,057
Net income attributable to common stockholders	15,413	11,320	9,292	6,393
Earnings per share attributable to common stockholders:
Basic	0.27	0.20	0.16	0.11
Diluted	0.27	0.20	0.16	0.11

NOTE 16—SUPPLEMENTAL GUARANTOR INFORMATION

        The Interval Senior Notes are guaranteed by ILG and the domestic subsidiaries of the Issuer. These guarantees are full and unconditional and joint and several.

        The following tables present condensed consolidating financial information as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 for ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined guarantor subsidiaries of ILG (collectively, the "Guarantor Subsidiaries"), the combined non-guarantor subsidiaries of ILG (collectively, the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 16—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

"Non-Guarantor Subsidiaries") and ILG on a consolidated basis (in thousands). ILG was incorporated in May 2008 and became the parent company of the Issuer in August 2008.

Balance Sheet as of December 31, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$572	$59	$199,944	$85,064	$—	$285,639
Property and equipment, net	621	—	47,752	2,266	—	50,639
Goodwill and intangible assets, net	—	284,918	301,878	—	—	586,796
Investment in subsidiaries	260,010	937,645	54,350	—	(1,252,005)	—
Other assets	—	2,629	43,214	7,405	—	53,248

Total assets	$261,203	$1,225,251	$647,138	$94,735	$(1,252,005)	$976,322

Current liabilities	$591	$9,749	$144,168	$23,502	$—	$178,010
Other liabilities	—	338,430	195,637	15,141	—	549,208
Intercompany liabilities (receivables) / equity	11,927	617,062	(630,731)	1,742	—	—
Redeemable noncontrolling interest			419			419
Stockholders' equity	248,685	260,010	937,645	54,350	(1,252,005)	248,685

Total liabilities and equity	$261,203	$1,225,251	$647,138	$94,735	$(1,252,005)	$976,322

Balance Sheet as of December 31, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$321	$59	$187,817	$84,549	$—	$272,746
Property and equipment, net	740	—	48,923	1,237	—	50,900
Goodwill and intangible assets, net	—	305,878	302,619	—	—	608,497
Investment in subsidiaries	216,310	832,671	46,987	—	(1,095,968)	—
Other assets	—	4,435	33,404	8,402	—	46,241

Total assets	$217,371	$1,143,043	$619,750	$94,188	$(1,095,968)	$978,384

Current liabilities	$365	$9,745	$141,807	$27,201	$—	$179,118
Other liabilities	—	355,893	204,973	16,769	—	577,635
Intercompany liabilities (receivables) / equity	(4,206)	561,095	(560,120)	3,231	—	—
Redeemable noncontrolling interest			419			419
Stockholders' equity	221,212	216,310	832,671	46,987	(1,095,968)	221,212

Total liabilities and equity	$217,371	$1,143,043	$619,750	$94,188	$(1,095,968)	$978,384

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 16—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Year Ended December 31, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$381,471	$47,323	$—	$428,794
Operating expenses	(2,824)	(20,960)	(270,717)	(35,509)	—	(330,010)
Interest income (expense), net	—	(35,091)	655	124	—	(34,312)
Other income, net	42,862	77,288	8,847	1,877	(129,294)	1,580
Income tax benefit (provision)	1,088	21,622	(42,968)	(4,668)	—	(24,926)

Net income	41,126	42,859	77,288	9,147	(129,294)	41,126
Net loss attributable to noncontrolling interest	—	—	—	—	—	—

Net income attributable to common stockholders	$41,126	$42,859	$77,288	$9,147	$(129,294)	$41,126

Statement of Income for the Year Ended December 31, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$363,112	$46,328	$—	$409,440
Operating expenses	(2,696)	(20,787)	(246,136)	(35,344)	—	(304,963)
Interest income (expense), net	—	(36,363)	1,200	(171)	—	(35,334)
Other income (expense), net	44,074	79,178	6,842	(363)	(130,002)	(271)
Income tax benefit (provision)	1,040	22,046	(45,843)	(3,700)	—	(26,457)

Net income	42,418	44,074	79,175	6,750	(130,002)	42,415
Net loss attributable to noncontrolling interest	—	—	3	—	—	3

Net income attributable to common stockholders	$42,418	$44,074	$79,178	$6,750	$(130,002)	$42,418

Statement of Income for the Year Ended December 31, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$357,116	$47,870	$—	$404,986
Operating expenses	(2,619)	(21,037)	(241,901)	(38,212)	—	(303,769)
Interest income (expense), net	—	(37,470)	387	754	—	(36,329)
Other income (expense), net	39,806	75,388	6,210	(1,310)	(121,344)	(1,250)
Income tax benefit (provision)	1,026	22,925	(46,770)	(2,999)	—	(25,818)

Net income	38,213	39,806	75,042	6,103	(121,344)	37,820
Net loss attributable to noncontrolling interest	—	—	4	—	—	4

Net income attributable to common stockholders	$38,213	$39,806	$75,046	$6,103	$(121,344)	$37,824

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 16—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Cash Flows for the Year Ended December 31, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(2,261)	$(8,980)	$100,362	$6,786	$95,907
Cash flows provided by (used in) investing activities	25,399	28,522	(86,024)	(3,071)	(35,174)
Cash flows used in financing activities	(23,138)	(19,542)	(875)	—	(43,555)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,163)	(2,163)
Cash and cash equivalents at beginning of period	—	—	101,339	79,163	180,502

Cash and cash equivalents at end of period	$—	$—	$114,802	$80,715	$195,517

Statement of Cash Flows for the Year Ended December 31, 2010	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(1,766)	$(11,696)	$90,693	$14,172	$91,403
Cash flows provided by (used in) investing activities	2,006	51,188	(80,129)	(1,496)	(28,431)
Cash flows used in financing activities	(240)	(39,492)	(1,490)	—	(41,222)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,262)	(1,262)
Cash and cash equivalents at beginning of period	—	—	92,265	67,749	160,014

Cash and cash equivalents at end of period	$—	$—	$101,339	$79,163	$180,502

Statement of Cash Flows for the Year Ended December 31, 2009	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(873)	$(9,497)	$92,509	$5,209	$87,348
Cash flows provided by (used in) investing activities	1,302	43,061	(58,465)	326	(13,776)
Cash flows used in financing activities	(429)	(33,564)	(692)	—	(34,685)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	850	850
Cash and cash equivalents at beginning of period	—	—	58,913	61,364	120,277

Cash and cash equivalents at end of period	$—	$—	$92,265	$67,749	$160,014

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

NOTE 17—SUBSEQUENT EVENTS

        On February 28, 2012, we acquired Vacation Resorts International ("VRI"), the largest independent provider of resort and homeowners association management services to the shared ownership industry. VRI will be consolidated into our financial statements as of the acquisition date and its results of operations primarily included within our Management and Rental segment thereafter.

        In March 2012, our Board of Directors announced that we will begin to pay quarterly dividends with a $0.10 per share dividend payable April 18, 2012 to shareholders of record on April 2, 2012.

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2011, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their attestation report, included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Interval Leisure Group, Inc.

        We have audited Interval Leisure Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Interval Leisure Group, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Interval Leisure Group, Inc. and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interval Leisure Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Certified Public Accountants

Miami, Florida
March 8, 2012

Item 9B.    Other Information.

        None.

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to ILG's definitive Proxy Statement to be used in connection with its 2012 Annual Meeting of Stockholders, or the 2012 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to directors of ILG and the compliance of our directors and executive officers with Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2012 Proxy Statement and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the section entitled "Corporate Governance" in the 2012 Proxy Statement and is incorporated herein by reference. We have included information regarding our executive officers and our Code of Ethics below.

Item 11.    Executive Compensation.

        The information required by Item 402 of Regulation S-K is set forth in the sections entitled "Executive Compensation," "Compensation Discussion and Analysis" and "Director Compensation" in the 2012 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K is set forth in the sections entitled: "Committees of the Board of Directors," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," respectively, in the 2012 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information regarding ownership of ILG common stock, and securities authorized for issuance under ILG's equity compensation plans, is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2012 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information regarding certain relationships and related transactions with ILG and director independence is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2012 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information regarding the fees and services of ILG's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to ILG by such firm is set forth in the section entitled "Independent Registered Public Accountants' Fees" in the 2012 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

        The following information about ILG's executive officers is as of March 1, 2012.

        Craig M. Nash, age 58, has served as President and Chief Executive Officer of ILG since May 2008 and as Chairman of the Board of ILG since August 2008 and has served as President of Interval since August 1989 and Chief Executive Officer of Interval since March 1998. Prior to assuming this role, Mr. Nash served in a series of increasingly significant roles with Interval, including as General Counsel and Vice President of Regulatory Affairs. Mr. Nash joined Interval in 1982. Mr. Nash serves on the Board of Directors of the American Resort Development Association and is also a member of its Executive Committee.

        Jeanette E. Marbert, age 55, has served as Chief Operating Officer of ILG since August 2008 and as Executive Vice President since June 2009. She has served in such capacity for Interval since June 1999. Prior to her tenure as Chief Operating Officer, Ms. Marbert served as General Counsel of Interval from 1994 to 1999. Ms. Marbert joined Interval in 1984.

        William L. Harvey, age 55, has served as Chief Financial Officer of ILG since August 2008 and as Executive Vice President since June 2009. Prior to joining ILG in June 2008, Mr. Harvey served as the Chief Financial Officer for TrialGraphix, Inc., a Miami-based litigation support firm from August 2006 through November 2007. Between June 2003 and July 2006, Mr. Harvey served as a Vice President at LNR Property Corporation, a Miami-based diversified real estate and finance company, managing various financial and accounting units. From September 1992 through February 2003, Mr. Harvey served as the Executive Vice President and Chief Financial Officer of Pan Am International Flight Academy, Inc., a private provider of flight training services. Mr. Harvey is a registered CPA who began his professional career at Deloitte & Touche and was a partner in their Miami office prior to September 1992. Mr. Harvey is a member of the Board of Directors of Summit Financial Services Group, Inc.

        Victoria J. Kincke, age 56, has served as Secretary of ILG since May 2008 and as Senior Vice President and General Counsel of ILG since August 2008 and has served as Senior Vice President and General Counsel of Interval since May 2005. Prior to this time, Ms. Kincke served as General Counsel of Interval from July 1999. Ms. Kincke joined Interval in 1997.

        John A. Galea, age 56, has served as Chief Accounting Officer of ILG since August 2008 and as Senior Vice President and Treasurer of ILG since June 2009. He has served as Chief Financial Officer for Interval since October 2006. Prior to this appointment, Mr. Galea served as Interval's Senior Vice President and Chief Accounting Officer from June 2004. Mr. Galea joined Interval in 2000 as its Vice President, Accounting and Corporate Controller.

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
List of documents filed as part of this Report:

(1)
Consolidated Financial Statements of ILG

      Report of Independent Registered Public Accounting Firm.

      Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009.

      Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010, and 2009.

      Consolidated Balance Sheets as of December 31, 2011 and 2010.

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010, and 2009.

      Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2012.

INTERVAL LEISURE GROUP, INC.
By:	/s/ CRAIG M. NASH Craig M. Nash Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG M. NASH Craig M. Nash	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2012
/s/ WILLIAM L. HARVEY William L. Harvey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2012
/s/ JOHN A. GALEA John A. Galea	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 8, 2012
/s/ GREGORY R. BLATT Gregory R. Blatt	Director	March 8, 2012
/s/ DAVID FLOWERS David Flowers	Director	March 8, 2012
/s/ GARY S. HOWARD Gary S. Howard	Director	March 8, 2012
/s/ LEWIS J. KORMAN Lewis J. Korman	Director	March 8, 2012

Signature	Title	Date

/s/ THOMAS J. KUHN Thomas J. Kuhn	Director	March 8, 2012
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Director	March 8, 2012
/s/ THOMAS P. MURPHY, JR. Thomas P. Murphy, Jr.	Director	March 8, 2012
/s/ AVY H. STEIN Avy H. Stein	Director	March 8, 2012

INDEX TO EXHIBITS

Exhibit		Description
3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.(1)
3.2		Third Amended and Restated By-laws of Interval Leisure Group, Inc.(14)
3.3		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(10)
4.1
Rights Agreement dated as of June 10, 2009, between Interval Leisure Group, Inc. and the Bank of New York Mellon, as Rights Agent, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C(8)
4.2		Indenture, dated as of August 19, 2008, by and among Interval Acquisition Corp., the Guarantors identified therein and the Bank of New York Mellon, as Trustee(1)
4.3
First Supplemental Indenture, dated as of August 20, 2008, among Interval Acquisition Corp., the Guarantors identified therein (including Interval Leisure Group, Inc.) and the Bank of New York Mellon, as Trustee(1)
4.4
Second Supplemental Indenture, dated as of December 6, 2010, among Interval Acquisition Corp., the Guarantors identified therein (including Interval Leisure Group, Inc.) and the Bank of New York Mellon, as Trustee (13)
4.5	*
Third Supplemental Indenture, dated as of May 26, 2011, among Interval Acquisition Corp., the Guarantors identified therein (including Interval Leisure Group, Inc.) and the Bank of New York Mellon, as Trustee
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
10.5		Employment Agreement between Interval Leisure Group, Inc. and Craig M. Nash, dated as of July 31, 2008†(2)
10.6		Employment Agreement between Interval Leisure Group, Inc. and Jeanette E. Marbert, dated as of July 31, 2008†(2)
10.7		Severance Agreement between Interval Acquisition Corp. and John A. Galea, dated as of July 31, 2008†(2)
10.8		Severance Agreement between Interval Acquisition Corp. and Marie A. Lee, dated as of September 1, 2007†(2)
10.9		Severance Agreement between Interval Acquisition Corp. and Victoria J. Kincke, dated as of July 31, 2008†(2)
10.10		Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan, as amended†(6)

Exhibit		Description
10.11		Lease Agreement between Interval International, Inc., as Lessee, and Frank Guilford, Jr., effective November 1, 1999, as amended(2)
10.12		Deferred Compensation Plan for Non-Employee Directors†(2)
10.13
Credit Agreement among Interval Acquisition Corp, as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, The Lenders Party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, dated as of July 25, 2008(2)
10.15		Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, among IAC/InterActiveCorp, Interval Leisure Group, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC(1)
10.16		Registration Rights Agreement, dated as of August 20, 2008, among Interval Leisure Group, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC(1)
10.18		Employment Agreement between Interval Leisure Group, Inc. and William L. Harvey, dated as of August 25, 2008†(1)
10.19		Form of Restricted Stock Unit Agreement under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plans(4)
10.20		Form of Amendment to Employment Agreement between the Registrant and each of Craig M. Nash, Jeanette E. Marbert and William L. Harvey†(5)
10.21		Form of Terms and Conditions of Annual Vesting Restricted Stock Units under the Interval Leisure Group, Inc 2008 Stock and Annual Incentive Plan†(7)
10.22		Form of Terms and Conditions of Cliff Performance Restricted Stock Units under the Interval Leisure Group, Inc 2008 Stock and Annual Incentive Plan†(7)
10.23		Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Craig M. Nash†(9)
10.24		Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Jeanette E. Marbert†(9)
10.25		Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and William L. Harvey†(9)
10.26		Form of Terms and Conditions of Director Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan† (11)
10.27		Form of Terms and Conditions of Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan.†(12)
10.28	*	Form of Terms and Conditions of TSR Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan.†
21.1	*	Subsidiaries of Interval Leisure Group, Inc.
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit		Description
31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.3	*	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.3	**	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS#		XBRL Instance Document
101.SCH#		XBRL Taxonomy Extension Schema Document
101.CAL#		XBRL Taxonomy Calculation Linkbase Document
101.LAB#		XBRL Taxonomy Label Linkbase Document
101.PRE#		XBRL Taxonomy Presentation Linkbase Document
101.DEF#		XBRL Taxonomy Extension Definition Linkbase Document

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

(5)
Incorporated herein by reference to ILG's Current Report on Form 8-K filed on January 5, 2009.

(6)
Incorporated herein by reference to ILG's Annual Report on Form 10-K filed on March 30, 2009.

(7)
Incorporated herein by reference to ILG's Quarterly Report on Form 10-Q filed on May 14, 2009.

(8)
Incorporated herein by reference to ILG's Current Report on Form 8-K filed on June 11, 2009.

(9)
Incorporated herein by reference to ILG's Current Report on Form 8-K filed on June 19, 2009.

(10)
Incorporated herein by reference to ILG's Quarterly Report on Form 10-Q filed on August 11, 2009.

(11)
Incorporated herein by reference to ILG's Quarterly Report on Form 10-Q filed on August 6, 2010.

(12)
Incorporated herein by reference to ILG's Current Report on Form 8-K filed on March 8, 2011.

(13)
Incorporated herein by reference to ILG's Annual Report on Form 10-K filed on March 9, 2011.

(14)
Incorporated herein by reference to ILG's Current Report on Form 8-K field on December 14, 2011.

#
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

Schedule II

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings	Charges (Credits) to Other Accounts	Deductions(1)	Balance at End of Period
	(In thousands)
2011
Allowance for doubtful accounts	$213	$123	$(34)	$—	$302
Deferred tax valuation allowance	679	3	—	—	682
2010
Allowance for doubtful accounts	$431	$15	$(15)	$(218)	$213
Deferred tax valuation allowance	679	61	(61)	—	679
2009
Allowance for doubtful accounts	$301	$156	$16	$(42)	$431
Deferred tax valuation allowance	678	1	—	—	679

(1)
Write-off of uncollectible accounts receivable.