Form 10-Q
period 2012-03-31
Interval Leisure Group, Inc.
filed 2012-05-09
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 9, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
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

        As of May 7, 2012, 56,525,961 shares of the registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$126,739	$116,983
Cost of sales	42,791	37,523

Gross profit	83,948	79,460
Selling and marketing expense	13,773	13,832
General and administrative expense	25,426	24,315
Amortization expense of intangibles	7,043	6,813
Depreciation expense	3,306	3,290

Operating income	34,400	31,210
Other income (expense):
Interest income	426	121
Interest expense	(8,564)	(8,966)
Other expense, net	(2,473)	(1,160)

Total other expense, net	(10,611)	(10,005)

Earnings before income taxes and noncontrolling interest	23,789	21,205
Income tax provision	(8,560)	(8,007)

Net income	15,229	13,198
Net income attributable to noncontrolling interest	(4)	(3)

Net income attributable to common stockholders	$15,225	$13,195

Earnings per share attributable to common stockholders:
Basic	$0.27	$0.23
Diluted	$0.27	$0.23
Weighted average number of common stock outstanding:
Basic	56,089	57,188
Diluted	56,676	58,084
Dividends declared per share of common stock	$0.10	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income attributable to common stockholders	$15,225	$13,195
Other comprehensive income, net of tax:
Currency translation adjustments	2,967	1,940

Total other comprehensive income, net of tax	2,967	1,940

Comprehensive income	$18,192	$15,135

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$179,885	$195,517
Restricted cash and cash equivalents	6,966	3,488
Accounts receivable, net of allowance of $348 and $302, respectively	45,422	27,117
Deferred income taxes	18,177	18,424
Deferred membership costs	12,484	12,461
Prepaid income taxes	—	2,245
Prepaid expenses and other current assets	27,419	26,387

Total current assets	290,353	285,639
Property and equipment, net	51,789	50,639
Goodwill	505,774	488,027
Intangible assets, net	114,676	98,769
Deferred membership costs	13,736	13,331
Deferred income taxes	5,179	5,025
Financing receivables	24,887	16,536
Other non-current assets	17,610	18,356

TOTAL ASSETS	$1,024,004	$976,322

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$14,251	$11,905
Deferred revenue	110,572	91,214
Income taxes payable	3,988	—
Interest payable	2,623	9,749
Accrued compensation and benefits	18,894	15,242
Member deposits	10,113	9,262
Accrued expenses and other current liabilities	55,827	40,638
Current portion of long-term debt	13,659	—

Total current liabilities	229,927	178,010
Long-term debt	322,131	340,113
Other long-term liabilities	6,891	7,053
Deferred revenue	120,208	119,772
Deferred income taxes	81,819	82,270

Total liabilities	760,976	727,218

Redeemable noncontrolling interest	424	419
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $.01 par value; issued 58,214,740 and 57,712,621 shares, respectively	582	577
Treasury stock—1,697,360 shares at cost	(20,913)	(20,913)
Additional paid-in capital	175,089	173,518
Retained earnings	119,062	109,686
Accumulated other comprehensive loss	(11,216)	(14,183)

Total stockholders' equity	262,604	248,685

TOTAL LIABILITIES AND EQUITY	$1,024,004	$976,322

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

		Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
	Total Stockholders' Equity					Additional Paid-in Capital	Retained Earnings
		Amount	Shares	Amount	Shares
Balance as of December 31, 2011	$248,685	$577	57,712,621	$(20,913)	1,697,360	$173,518	$109,686	$(14,183)
Net income attributable to common stockholders	15,225	—	—	—	—	—	15,225	—
Other comprehensive income	2,967	—	—	—	—	—	—	2,967
Non-cash compensation expense	3,077	—	—	—	—	3,077	—	—
Issuance of common stock upon exercise of stock options	216	—	20,490	—	—	216	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(3,395)	5	481,629	—	—	(3,400)	—	—
Change in excess tax benefits from stock-based awards	1,798	—	—	—	—	1,798	—	—
Deferred stock compensation expense	(120)	—	—	—	—	(120)	—	—
Dividends declared on common stock	(5,849)	—	—	—	—	—	(5,849)	—

Balance as of March 31, 2012	$262,604	$582	58,214,740	$(20,913)	1,697,360	$175,089	$119,062	$(11,216)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$15,229	$13,198
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	7,043	6,813
Amortization of debt issuance costs	424	472
Depreciation expense	3,306	3,290
Accretion of original issue discount	677	610
Non-cash compensation expense	3,077	3,046
Non-cash interest expense	109	12
Non-cash interest income	(190)	—
Deferred income taxes	(526)	108
Excess tax benefits from stock-based awards	(2,127)	(1,218)
Gain on disposal of property and equipment	(230)	—
Changes in operating assets and liabilities:
Accounts receivable	(16,253)	(12,228)
Prepaid expenses and other current assets	(670)	(235)
Prepaid income taxes and income taxes payable	7,922	7,363
Accounts payable and other current liabilities	(479)	(6,335)
Deferred revenue	18,372	13,012
Other, net	1,946	1,506

Net cash provided by operating activities	37,630	29,414

Cash flows from investing activities:
Acquisition, net of cash acquired	(39,963)	—
Capital expenditures	(3,107)	(2,910)
Investment in financing receivables	(9,480)	—
Payments received on financing receivables	1,318	—
Proceeds from disposal of property and equipment	230	—

Net cash used in investing activities	(51,002)	(2,910)

Cash flows from financing activities:
Principal payments on term loan	(5,000)	(5,000)
Proceeds from the exercise of stock options	201	218
Vesting of restricted stock units, net of withholding taxes	(3,395)	(2,253)
Excess tax benefits from stock-based awards	2,127	1,218

Net cash used in financing activities	(6,067)	(5,817)

Effect of exchange rate changes on cash and cash equivalents	3,807	3,139

Net increase (decrease) in cash and cash equivalents	(15,632)	23,826
Cash and cash equivalents at beginning of period	195,517	180,502

Cash and cash equivalents at end of period	$179,885	$204,328

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$14,646	$14,823
Income taxes, net of refunds	$1,165	$536
Other non-cash item:
Dividends declared and unpaid	$5,849	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

        On February 28, 2012, we acquired all of the equity of Vacation Resorts International ("VRI"), the largest independent provider of resort and homeowners association management services to the shared ownership industry. VRI was consolidated into our financial statements as of the acquisition date with its assets and results of operations primarily included in our Management and Rental operating segment.

        The Membership and Exchange operating segment consists of Interval International Inc.'s businesses, referred to as Interval, and the membership and exchange related line of business of Trading Places International, or TPI, and VRI. The Management and Rental operating segment consists of Aston Hotels & Resorts, LLC and Maui Condo and Home, LLC, referred to as Aston, and the management and rental related line of business of VRI and TPI.

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of ILG's management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not indicative of the results that may be expected for a full year.

        The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in ILG's Annual Report on Form 10-K for the year ended December 31, 2011.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2011 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the three months ended March 31, 2012.

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

        Significant estimates underlying the accompanying consolidated financial statements include: the recovery of goodwill and long-lived and other intangible assets; purchase price allocations of business combinations; the determination of deferred income taxes including related valuation allowances; the determination of deferred revenue and membership costs; the determination of stock-based compensation; and the determination of credit loss reserves for our financing receivables.

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units ("RSUs") using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 1.3 million stock options and RSUs for the three months ended March 31, 2012 and 1.2 million stock options and RSUs for the three months ended March 31, 2011, as the effect of their inclusion would have been antidilutive to earnings per share.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Basic weighted average shares of common stock outstanding	56,089	57,188
Net effect of common stock equivalents assumed to be vested related to RSUs	572	858
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	15	38

Diluted weighted average shares of common stock outstanding	56,676	58,084

Recent Accounting Pronouncements

        With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

        In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 creates new disclosure requirements about the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The ASU is designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards ("IFRS"). The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

Adopted Accounting Pronouncements

        In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"). ASU 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS and provides clarification about the application of existing fair value measurement and disclosure requirements. The ASU also expands certain other disclosure requirements, particularly pertaining to Level 3 fair value measurements. The amendments in this ASU are effective for interim and annual

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

periods beginning after December 15, 2011 and will be applied prospectively. The adoption of ASU 2011-04 as of January 1, 2012 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        Pursuant to FASB guidance as codified within ASC 350, "Intangibles—Goodwill and Other," goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. ILG determined our Membership and Exchange and Management and Rental operating segments are individual reporting units, which are also individual reportable segments of ILG pursuant to ASC 280, Segment Reporting ("ASC 280"). ILG tests goodwill and other indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded.

        As of October 1, 2011, the date of our last impairment test, we reviewed the carrying value of goodwill and other intangible assets of each of our two reporting units. Goodwill assigned to the Membership and Exchange and Management and Rental reporting units as of that date were $480.6 million and $7.4 million, respectively. We performed the first step of the impairment test on both our reporting units and concluded that each reporting unit's fair value exceeded its carrying value and, therefore, the second step of the impairment test was not necessary. We performed the required annual impairment test with respect to intangible assets with indefinite lives and determined there was no impairment. As of March 31, 2012, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on October 1, 2011.

        The balance of goodwill and other intangible assets, net is as follows (in thousands):

	March 31, 2012	December 31, 2011
Goodwill	$505,774	$488,027
Intangible assets with indefinite lives	40,916	37,616
Intangible assets with definite lives, net	73,760	61,153

Total goodwill and other intangible assets, net	$620,450	$586,796

        The $17.7 million change in goodwill during the three months ended March 31, 2012 related to the goodwill acquired in connection with the acquisition of VRI. On February 28, 2012, we acquired all of the equity in VRI resulting in goodwill of $17.7 million and identifiable intangible assets of $23.0 million. Goodwill is assigned to reporting units of ILG that are expected to benefit from the synergies of the combination. The amount of goodwill assigned to a reporting unit is determined in a manner similar to how the amount of goodwill recognized in a business combination is determined, while using a reasonable methodology applied in a consistent manner. Based on the expected benefits from the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

synergies of this business combination, we have assigned $14.9 million and $2.9 million of goodwill to our Management and Rental and Membership and Exchange reporting units, respectively.

        It should be noted that during the measurement period for a business combination (which is not to exceed one year from the acquisition date), we are required to retrospectively adjust any provisional assets or liabilities, should they exist, if new information is obtained about the facts and circumstances that existed as of the acquisition date that, if known then, would have resulted in the recognition of those assets or liabilities as of that date. Related to our acquisition of VRI, we consider our accounting to be provisional in regards to the tax matter further discussed in Note 11 until such time as either the private letter ruling from the Internal Revenue Service has been received or one year has passed since the acquisition.

        Goodwill related to the Membership and Exchange and Management and Rental reportable segments (each a reporting unit) was $483.5 million and $22.3 million as of March 31, 2012 and $480.6 million and $7.4 million as of December 31, 2011, respectively.

Other Intangible Assets

        Intangible assets with indefinite lives relate principally to trade names and trademarks. At March 31, 2012, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(123,310)	$6,190
Purchase agreements	75,879	(70,622)	5,257
Resort management contracts	72,666	(16,784)	55,882
Technology	25,076	(24,702)	374
Other	17,827	(11,770)	6,057

Total	$320,948	$(247,188)	$73,760

        At December 31, 2011, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(120,071)	$9,429
Purchase agreements	75,879	(68,664)	7,215
Resort management contracts	53,766	(15,613)	38,153
Technology	24,726	(24,665)	61
Other	17,427	(11,132)	6,295

Total	$301,298	$(240,145)	$61,153

        Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $7.0 million and $6.8 million for

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

the three months ended March 31, 2012 and 2011, respectively. Based on December 31, 2011 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2012	$21,108
2013	5,727
2014	5,571
2015	5,463
2016	4,259
2017 and thereafter	19,025

$61,153

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	March 31, 2012	December 31, 2011
Computer equipment	$19,833	$19,579
Capitalized software	75,712	73,386
Land, buildings and leasehold improvements	23,258	22,468
Furniture and other equipment	12,018	11,656
Projects in progress	3,621	3,196

	134,442	130,285
Less: accumulated depreciation and amortization	(82,653)	(79,646)

Total property and equipment, net	$51,789	$50,639

NOTE 5—FINANCING RECEIVABLES

        Assets representing contractual rights to receive money either on demand or on fixed or determinable dates are referred to as financing receivables. In connection with obtaining or extending business relationships with our clients, on occasion we provide loans to third parties which are considered financing receivables and are subject to the disclosure requirements of ASC 310, "Receivables." We consider our current loans receivable to be our sole class of financing receivables due to their similar nature and risk characteristics.

        As of March 31, 2012 and December 31, 2011, the amount outstanding pertaining to these loans receivable was $24.9 million and $16.5 million, respectively. These receivables pertain to three senior secured real estate related loans issued in the second quarter of 2011 and the first quarter of 2012 to third parties. These loans mature between 2014 and 2015, with interest payable monthly or quarterly at market rates. We intend to hold our current loans receivable until maturity. Given the nature of these senior secured real estate related loans, the collateral underlying these loans receivable is subject to economic fluctuations relevant to the real estate market. As of March 31, 2012, an additional $3.3 million can be borrowed pursuant to the contractual terms of these loans.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 5—FINANCING RECEIVABLES (Continued)

        These receivables are recorded at time of origination for the principal amount financed and are carried at amortized cost, net of any allowance for credit losses, which approximates fair value using inputs such as interest rates and credit risk. The loans receivable balances are presented as a separate line item in our consolidated balance sheet as of March 31, 2012 and December 31, 2011. Interest income associated with these loans is recognized in the interest income line item in our consolidated statement of income for the three months ended March 31, 2012.

Credit Quality of Financing Receivables

        We monitor the credit quality of each counterparty at least quarterly through use of various credit quality indicators, including collections, aging analyses, external credit ratings (when available), and/or an internal credit assessment based on selected short-term financial ratios. Our internal credit assessment is based upon the results of operations and the financial condition of the counterparties as disclosed to us in their most recently provided financial statements.

        We estimate credit loss reserves for our loans receivable on an individual receivable basis. A specific reserve is established based on expected future cash flows, the fair value of any collateral, and the financial condition of the counterparty. Any credit loss reserve is recognized if there is objective evidence that we will be unable to collect all amounts due according to the original contractual terms or the equivalent value. Management is required to exercise judgment in making assumptions and estimations when calculating a credit loss reserve both on a counterparty-specific basis and collectively, as appropriate. As of March 31, 2012 and December 31, 2011, there is no reserve required for credit losses related to our outstanding loans receivable.

        Based on the preceding, our policy is to classify our counterparties with outstanding loans receivable into one of three categories to indicate their credit quality:

  1.
  Current—The counterparty is in good standing with ILG as payments and reporting are current per the terms contractually stipulated in the arrangement.

  2.
  Performing—The counterparty has begun to demonstrate a delay in payments with minimal communication with ILG. Counterparties with a delay in payments of 31 days or greater would be considered past-due and would be placed on nonaccrual status whereby we would not accrue interest until such time as the counterparty has remedied its contractual delinquency and becomes current on the related loan. At this time, a credit risk assessment takes place to determine whether a credit loss reserve is required.

  3.
  Non-Performing—Payments are delayed greater than 60 days, the counterparty is non-responsive and is no longer negotiating in good faith with ILG. Once a counterparty is classified as non-performing, the related loan receivable is re-assessed for collectability and is potentially impaired.

        Additionally, when we become aware of a specific counterparty's inability to meet its financial obligations, such as in the case of bankruptcy or significant deterioration in the counterparty's operating results, financial position, or credit rating, we assess whether a specific credit loss reserve is required to reduce the related receivable to the amount believed to be collectible. Loan default is

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 5—FINANCING RECEIVABLES (Continued)

determined per the terms contractually stipulated in the arrangement and uncollectible secured loans receivable will be charged off when legal title to the collateral is obtained.

        As of March 31, 2012 and December 31, 2011, our outstanding loans receivable are considered current and in good standing with ILG.

NOTE 6—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	March 31, 2012	December 31, 2011
9.5% Interval Senior Notes, net of unamortized discount of $15,210 and $15,887, respectively	$284,790	$284,113
Term loan (interest rate of 2.74% at March 31, 2012 and 2.80% at December 31, 2011)	51,000	56,000
Revolving credit facility	—	—

Total debt	335,790	340,113
Less: current maturities	(13,659)	—

Total long-term debt	$322,131	$340,113

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

        The Interval Senior Notes are redeemable by the Issuer in whole or in part, on or after September 1, 2012, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Given the current favorable interest rate environment, it is our intention to call and refinance the Interval Senior Notes. ILG is currently evaluating options with respect to how and when to effectuate this transaction.

        In addition, in the event of a change of control (as defined in the indenture), the Issuer is obligated to make an offer to all holders to purchase the Interval Senior Notes at a price equal to 101% of the face amount. The change of control put option is a derivative that, upon adoption of

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 6—LONG-TERM DEBT (Continued)

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

Senior Secured Credit Facility

        In connection with the spin-off of ILG, on July 25, 2008, the Issuer entered into a senior secured credit facility with a maturity of five years, which consists of a $150.0 million term loan (the "Term Loan") and a $50.0 million revolving credit facility.

        As of March 31, 2012, we had $51.0 million outstanding on the Term Loan. The remaining principal amount of the Term Loan is payable quarterly through July 25, 2013 ($13.7 million due March 31, 2013 and approximately $18.7 million on June 30, 2013 and upon maturity). During 2011, we paid $20.0 million of principal payments on the Term Loan which included voluntary prepayments of scheduled principal payments through December 31, 2012 and $2.5 million applied pro rata to the remaining scheduled principal payments. During the first quarter of 2012, we voluntarily prepaid $5.0 million of principal payment on the Term Loan which was applied against the March 31, 2013 scheduled principal payment. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rates per annum applicable to loans under the senior secured credit facility are, at the Issuer's option, equal to either a base rate or a LIBOR rate plus an applicable margin, which varies with the total leverage ratio of the Issuer. As of March 31, 2012, the applicable margin was 2.50% per annum for LIBOR term loans, 2.00% per annum for LIBOR revolving loans, 1.50% per annum for base rate term loans and 1.00% per annum for base rate revolving loans. The revolving credit facility has a facility fee of 0.50%.

        We have a letter of credit sublimit as part of our revolving credit facility. The amount available to be borrowed under the revolving credit facility is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $20,000 at March 31, 2012, leaving $50.0 million of borrowing capacity at March 31, 2012. There have been no borrowings under the revolving credit facility through March 31, 2012.

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

Restrictions and Covenants

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness,

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 6—LONG-TERM DEBT (Continued)

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

        The senior secured credit facility requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the credit agreement of 3.40, and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement of 3.00. In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of March 31, 2012, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.21 and 4.99, respectively.

Debt Issuance Costs

        At March 31, 2012 and December 31, 2011, total unamortized debt issue costs were $5.0 million, net of $8.4 million of accumulated amortization and $5.5 million, net of $8.0 million of accumulated amortization, respectively, which was included in "Other non-current assets." Debt issuance costs are amortized to "Interest expense" through maturity of the related debt using the effective interest method.

NOTE 7—FAIR VALUE MEASUREMENTS

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

  Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable

  Level 3—Unobservable inputs in which little or no market data exists, therefore requiring the company to develop its own assumptions

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

        As part of the acquisition of TPI in November 2010, we are obligated to pay contingent consideration in an amount ranging from zero up to a total of $5.0 million to TPI's former owners during the three year period subsequent to the acquisition should TPI meet certain earnings targets. We calculated the fair value of the contingent consideration as of November 30, 2010, the acquisition date, to be $2.7 million using a probability-weighted income approach and based on significant inputs not observable in the market, such as the determined discount rate of 18.5% as well as the growth rates on the probability weighted cash flows pertaining to the period subject to the contingent consideration, which ranged from 10% to 15%. We believe these inputs represent Level 3 measurements within the fair value hierarchy. The fair value of this contingent consideration has been adjusted subsequent to the acquisition date to account for revisions to estimated earnings as well as the accretion of interest on the fair value of the contingent consideration which was discounted to its net present value.

        As of March 31, 2012, the fair value of the remaining contingent consideration was $2.9 million, an increase of $0.1 million from December 31, 2011 due to the aforementioned accretion of interest which is reflected in interest expense in our consolidated statement of income for the three months ended March 31, 2012. Of this total contingent consideration, $1.4 million is included in other short-term liabilities and $1.6 million is included in other long-term liabilities in our consolidated balance sheet as of March 31, 2012. A change of 10% to the aforementioned Level 3 inputs would not have resulted in a change, as of March 31, 2012, to the estimated contingent consideration pertaining to this acquisition. There have been no transfers of inputs used in measuring fair value between the three-tier fair value hierarchy during the first quarter 2012.

Fair Value of Financial Instruments

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the three months ended March 31, 2012. Our financial instruments include guarantees, letters of credit and surety bonds.

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$179,885	$179,885	$195,517	$195,517
Restricted cash and cash equivalents	6,966	6,966	3,488	3,488
Financing receivables	24,887	24,887	16,536	16,536
Total debt	(335,790)	(357,375)	(340,113)	(372,875)
Guarantees, surety bonds and letters of credit	N/A	(36,167)	N/A	(31,585)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

original maturities of three months or less. Under the fair value hierarchy established in ASC 820, cash and cash equivalents and restricted cash and cash equivalents are stated at fair value based on quoted prices in active markets for identical assets (Level 1). The financing receivables pertain to the loans discussed in Note 5. The current carrying value of these financing receivables approximates fair value through inputs inherent to the originating value of these loans, such as interest rates and ongoing credit risk accounted for through non-recurring adjustments for estimated credit losses as necessary (Level 2).

        Borrowings under our Interval Senior Notes and term loan are carried at historical cost and adjusted for amortization of the discount on our Interval Senior Notes and principal payments. The fair value of our Interval Senior Notes was estimated at March 31, 2012 and December 31, 2011 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our Interval Senior Notes (Level 2). The carrying value of our term loan approximates fair value as of March 31, 2012 and December 31, 2011 through inputs inherent to the loan such as variable interest rates and credit risk (Level 2).

        The guarantees, surety bonds, and letters of credit represent liabilities that are carried on our balance sheet only when a future related contingent event becomes probable and reasonably estimable. These commitments are in place to facilitate our commercial operations. The related fair value of these liabilities is estimated at the minimum expected cash flows contractually required to satisfy the related liabilities in the future upon occurrence of the applicable contingent events (Level 2).

NOTE 8—STOCKHOLDERS' EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At March 31, 2012, there were 58.2 million shares of ILG common stock issued, of which 56.5 million are outstanding with 1.7 million shares held as treasury stock. At December 31, 2011, there were 57.7 million shares of ILG common stock issued, of which 56.0 million are outstanding with 1.7 million shares held as treasury stock.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding at March 31, 2012 and December 31, 2011. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

        In March 2012, our Board of Directors declared a quarterly dividend of $0.10 per share for shareholders of record on April 2, 2012. On April 18, 2012, a cash dividend of $5.7 million was paid.

Stockholder Rights Plan

        In June 2009, ILG's Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a stockholders rights plan and declared a dividend of one right for each outstanding share of common stock held by our stockholders of record as of the close of business on June 22, 2009. The rights attach to any additional shares of common stock issued after June 22, 2009. These rights, which trade with the shares of our common stock, currently are not exercisable. Under the rights plan, these rights will be exercisable if a person or group acquires or commences a tender or

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 8—STOCKHOLDERS' EQUITY (Continued)

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

        During 2011, we repurchased 1.7 million shares of common stock at a cost, including commissions, of $20.9 million under this repurchase program. There were no repurchases of common stock during the first quarter 2012. As of March 31, 2012, the remaining availability for future repurchases of our common stock was $4.1 million.

NOTE 9—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to IRS restrictions. On March 1, 2011, we reinstated the matching contributions under the 401(k) plan for certain businesses, all of which had been suspended since March 1, 2009. Matching contributions for the ILG plan were approximately $0.3 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 32,508 share units were outstanding at March 31, 2012. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 10—STOCK-BASED COMPENSATION

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

        ILG recognizes non-cash compensation expense for all RSUs held by ILG's employees (including RSUs for stock of IAC or the other spun-off companies held by ILG employees) for which vesting is considered probable. For RSUs to be settled in stock, the accounting charge is measured at the grant date as the fair value of ILG common stock and expensed as non-cash compensation over the vesting term using the straight-line basis for service awards and the accelerated basis for performance-based awards with graded vesting. For certain cliff vesting awards with performance criteria, we also use anticipated future results of operations or the achievement of certain market conditions in determining the fair value of the award. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock as compensation expense.

        RSUs are not issued or outstanding until vested. In relation to our quarterly dividend, unvested RSUs are credited with dividend equivalents, in the form of additional RSUs, when dividends are paid on our shares of common stock. Such additional RSUs will have the same vesting dates and will vest under the same terms as the RSUs in respect of which such additional RSUs are credited.

        On August 20, 2008, ILG established the ILG 2008 Stock and Annual Incentive Plan (the "2008 Incentive Plan") which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares of common stock were issued. At the time of the spin-off, an additional 5.0 million shares of common stock were reserved for issuance under the 2008 Incentive Plan. As of March 31, 2012, ILG has 1.6 million remaining shares available for future issuance under this plan.

        On March 6, 2012 and March 2, 2011, the Compensation Committee granted approximately 586,000 and 378,000 RSUs, respectively, vesting over three to four years, to certain officers and employees of ILG and its subsidiaries. Of the RSUs granted in 2012, approximately 130,000 cliff vest in three years and approximately 73,000 of these RSUs are subject to performance criteria that could result between 0% and 200% of these awards being earned based on defined EBITDA or relative total shareholder return targets over the respective performance period. Of the RSUs granted in 2011,

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 10—STOCK-BASED COMPENSATION (Continued)

approximately 50,000 cliff vest in three years and are subject to performance criteria that could result between 0% and 200% of these awards being earned based on defined EBITDA targets.

        For the 2012 RSUs subject to relative total shareholder return performance criteria, the number of RSUs that may ultimately be awarded depends on whether the market condition is achieved. We used a Monte Carlo simulation analysis to estimate a $17.34 per unit grant date fair value for these performance based RSUs. This analysis estimates the total shareholder return ranking of ILG as of the grant date relative to two peer groups, approved by the Compensation Committee, over the remaining performance period. The expected volatility of ILG's common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.

        Non-cash compensation expense related to RSUs for the three months ended March 31, 2012 and 2011 was $3.1 million and $3.0 million, respectively. At March 31, 2012, there was approximately $18.4 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 1.9 years.

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

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of sales	$165	$161
Selling and marketing expense	277	240
General and administrative expense	2,635	2,645

Non-cash compensation expense	$3,077	$3,046

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 10—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes RSU activity during the three months ended March 31, 2012:

	Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	2,098	$12.22
Granted	586	13.47
Vested	(704)	9.32
Forfeited	(3)	16.38

Non-vested RSUs at March 31	1,977	$13.62

        In connection with the acquisition of Aston by ILG in 2007, a member of Aston's management was granted non-voting restricted common equity in Aston. This award was granted on May 31, 2007 and was initially measured at fair value, which was amortized over the vesting period. This award vests ratably over four and a half years, or earlier based upon the occurrence of certain prescribed events. These shares are subject to a put right by the holder and a call right by ILG, which are not exercisable until the first quarter of 2013 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of Aston. The initial value of the preferred interest was equal to the acquisition price of Aston. The preferred interest accretes at a 10% annual rate. Upon exercise of the put or call, the consideration payable can be denominated in ILG shares, cash or a combination thereof at ILG's option. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price. The unrecognized compensation cost related to this equity award was fully amortized at December 31, 2011.

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

March 31, 2012

(Unaudited)

NOTE 11—INCOME TAXES (Continued)

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

        For the three months ended March 31, 2012, ILG recorded an income tax provision for continuing operations of $8.6 million which represents an effective tax rate of 36%. This tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended March 31, 2012, the effective tax rate decreased due to other income tax items, the most significant of which related to the tax impact of ILG's ability and intention to redeem the Interval Senior Notes and the decrease in unrecognized tax benefits associated with the expiration of the statute of limitations related to foreign taxes.

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

        As of March 31, 2012 and December 31, 2011, ILG had unrecognized tax benefits of $0.7 million and $0.9 million, respectively. During the three months ended March 31, 2012, the unrecognized tax benefits decreased by approximately $0.2 million as a result of the expiration of the statute of limitations related to foreign taxes. Additionally, during the current quarter ILG acquired VRI, a domestic S corporation for income tax purposes. During the tax due diligence review of the S corporation status of VRI, a number of potential issues emerged that required a private letter ruling for assurance of VRI's S corporation status for the period prior to the acquisition. The ruling requested inadvertent termination relief if any of the identified issues inadvertently terminated VRI's S Corporation election. VRI submitted the ruling request to the Internal Revenue Service ("IRS") on February 29, 2012. ILG has been advised by its tax advisors that the IRS has been mandated by Congress to be lenient in granting relief for inadvertent terminations, and it has been the experience of our tax advisors that in fact patterns such as VRI's the IRS has been lenient in granting relief. We have reviewed the analysis prepared by our tax advisors and we do not believe the outcome of this matter will impact VRI's S Corporation election for the period prior to acquisition, or cause a material adjustment to the financial statements.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2012, interest and penalties decreased by approximately $0.2 million as a result of the expiration of the statute of limitations related to foreign

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 11—INCOME TAXES (Continued)

taxes. There were no material accruals for interest or penalties for the three months ended March 31, 2012. As of March 31, 2012, ILG had accrued $0.6 million for interest and penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.2 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to foreign taxes. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

        By virtue of previously filed separate company and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under a Tax Sharing Agreement, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period.

        The IRS has substantially completed its review of IAC's consolidated tax returns for the years ended December 31, 2001 through 2006, which includes our operations from September 24, 2002, our date of acquisition by IAC. The settlement has not yet been submitted to the Joint Committee of Taxation for approval. In July 2011, the IRS began its review of IAC's consolidated tax returns for the years ended December 31, 2007 through 2009, which also includes our operations until the time of the spin-off in August 2008. The statute of limitations for the years 2001 through 2008 has been extended to December 31, 2012 and is expected to be extended further if necessary. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005. The IRS is also currently examining ILG's Federal consolidated tax return for the short period following the spin-off and ended December 31, 2008. The statute of limitations for the short period following the spin-off and ended December 31, 2008 has been extended to June 30, 2013. This examination is expected to be completed prior to the expiration of the extended statute of limitations in 2013. Additionally, ILG was notified by the State of Florida that the consolidated state tax return for the short period following the spin-off and ended December 31, 2008 as well as for the tax year ended December 31, 2009, will be examined. The Florida statute of limitations for the short period following the spin-off and ended December 31, 2008 and for the tax year ended December 31, 2009 have been extended to 2013 and 2014, respectively. The Florida audit is expected to begin in the second quarter of 2012 and should be completed prior to the expiration of the extended statute of limitations.

        During 2011, the U.K. Finance Act of 2011 was enacted, which further reduced the U.K. corporate income tax rate to 26%, effective April 1, 2011 and 25%, effective April 1, 2012. The impact of the U.K. rate reduction to 26% and 25%, which reduced our U.K. net deferred tax asset and increased income tax expense, was reflected in the reporting period when the law was enacted. The change in the corporate tax rate initially negatively impacted income tax expense as the future benefit expected to be

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 11—INCOME TAXES (Continued)

realized from our U.K. net deferred tax assets decreases; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

NOTE 12—SEGMENT INFORMATION

        Pursuant to FASB guidance as codified in ASC 280, an operating segment is a component of a public entity (1) that engages in business activities that may earn revenues and incur expenses; (2) for which operating results are regularly reviewed by the entity's chief operating decision maker to make decisions about resources to be allocated to the segments and assess its performance; and (3) for which discrete financial information is available. We also considered how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered. ILG consists of two operating segments which are also reportable segments. Membership and Exchange, our principal operating segment, offers travel and leisure related products and services to owners of vacation interests and others mostly through various membership programs, as well as related services to resort developer clients. Management and Rental, our other operating segment, provides hotel, condominium resort, timeshare resort and homeowners association management, and vacation rental services to both vacation property owners and vacationers.

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Membership and Exchange
Revenue	$100,907	$96,428
Cost of sales	25,126	22,646

Gross profit	75,781	73,782
Selling and marketing expense	12,852	12,970
General and administrative expense	22,226	22,167
Amortization expense of intangibles	5,420	5,424
Depreciation expense	3,063	3,027

Segment operating income	$32,220	$30,194

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 12—SEGMENT INFORMATION (Continued)

	Three Months Ended March 31,
	2012	2011
Management and Rental
Management fee revenue	$12,433	$8,927
Pass-through revenue	13,399	11,628

Total revenue	25,832	20,555
Cost of sales	17,665	14,877

Gross profit	8,167	5,678
Selling and marketing expense	921	862
General and administrative expense	3,200	2,148
Amortization expense of intangibles	1,623	1,389
Depreciation expense	243	263

Segment operating income	$2,180	$1,016

	Three Months Ended March 31,
	2012	2011
Consolidated
Revenue	$126,739	$116,983
Cost of sales	42,791	37,523

Gross profit	83,948	79,460
Direct segment operating expenses	49,548	48,250

Operating income	$34,400	$31,210

        We maintain operations in the United States, the United Kingdom and other international locations. Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented below (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue:
United States	$107,961	$98,879
All other countries	18,778	18,104

Total	$126,739	$116,983

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 12—SEGMENT INFORMATION (Continued)

	March 31, 2012	December 31, 2011
Long-lived assets (excluding goodwill and other intangible assets):
United States	$49,457	$48,375
All other countries	2,332	2,264

Total	$51,789	$50,639

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

        Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. At March 31, 2012, guarantees, surety bonds and letters of credit totaled $36.2 million, with the highest annual amount of $11.8 million occurring in year one. Guarantees represent $33.6 million of this total and primarily relate to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities of Aston, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of March 31, 2012, future amounts are not expected to be significant, individually or in the aggregate.

        The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of March 31, 2012, amounts pending reimbursements are not significant.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

European Union Value Added Tax Matter

        In 2009, the European Court of Justice issued a judgment related to Value Added Tax ("VAT") in Europe against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and altered the manner in which the Membership and Exchange segment accounts for VAT on its revenues as well as to which EU country VAT is owed. As of March 31, 2012 and December 31, 2011, ILG had an accrual of $5.7 million and $1.4 million, respectively, representing the net exposure of any VAT reclaim refund receivable and accrued VAT liabilities related to this matter. The net change in the accrual during the quarter primarily relates to the receipt of $5.1 million on the VAT reclaim refund from one of the jurisdictions which increased the net VAT accrual balance as of March 31, 2012. This increase was partially offset by a $0.8 million decrease due to the change in estimate primarily to update the periods for which the accrued VAT liabilities are due, as well as the effect of foreign currency remeasurements. The change in estimate resulted in a favorable adjustment to our consolidated statement of income. Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $5.7 million up to approximately $7.4 million based on quarter-end exchange rates. ILG believes that the $5.7 million accrual at March 31, 2012 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION

        The Interval Senior Notes are guaranteed by ILG and the domestic subsidiaries of the Issuer. These guarantees are full and unconditional and joint and several.

        The following tables present condensed consolidating financial information as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 for ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined guarantor subsidiaries of ILG (collectively, the "Guarantor Subsidiaries"), the combined non-guarantor subsidiaries of ILG (collectively, the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

"Non-Guarantor Subsidiaries") and ILG on a consolidated basis (in thousands). ILG was incorporated in May 2008 and became the parent company of the Issuer in August 2008.

Balance Sheet as of March 31, 2012	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$598	$48	$188,736	$100,971	$—	$290,353
Property and equipment, net	591	—	48,857	2,341	—	51,789
Goodwill and intangible assets, net	—	279,678	340,772	—	—	620,450
Investment in subsidiaries	281,131	983,232	60,025	—	(1,324,388)	—
Other assets	—	2,205	51,759	7,448	—	61,412

Total assets	$282,320	$1,265,163	$690,149	$110,760	$(1,324,388)	$1,024,004

Current liabilities	$6,431	$2,623	$187,135	$33,738	$—	$229,927
Other liabilities	—	334,107	181,425	15,517	—	531,049
Intercompany liabilities (receivables)/equity	13,285	647,302	(662,067)	1,480	—	—
Redeemable noncontrolling interest	—	—	424	—	—	424
Stockholders' equity	262,604	281,131	983,232	60,025	(1,324,388)	262,604

Total liabilities and equity	$282,320	$1,265,163	$690,149	$110,760	$(1,324,388)	$1,024,004

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Balance Sheet as of December 31, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$572	$59	$199,944	$85,064	$—	$285,639
Property and equipment, net	621	—	47,752	2,266	—	50,639
Goodwill and intangible assets, net	—	284,918	301,878	—	—	586,796
Investment in subsidiaries	260,010	937,645	54,350	—	(1,252,005)	—
Other assets	—	2,629	43,214	7,405	—	53,248

Total assets	$261,203	$1,225,251	$647,138	$94,735	$(1,252,005)	$976,322

Current liabilities	$591	$9,749	$144,168	$23,502	$—	$178,010
Other liabilities	—	338,430	195,637	15,141	—	549,208
Intercompany liabilities (receivables) / equity	11,927	617,062	(630,731)	1,742	—	—
Redeemable noncontrolling interest			419			419
Stockholders' equity	248,685	260,010	937,645	54,350	(1,252,005)	248,685

Total liabilities and equity	$261,203	$1,225,251	$647,138	$94,735	$(1,252,005)	$976,322

Statement of Income for the Three Months Ended March 31, 2012	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$113,522	$13,217	$—	$126,739
Operating expenses	(441)	(5,240)	(78,159)	(8,499)	—	(92,339)
Interest income (expense), net	—	(8,707)	303	266	—	(8,138)
Other income (expense)	15,496	24,063	1,478	(2,177)	(41,333)	(2,473)
Income tax benefit (provision)	170	5,380	(13,077)	(1,033)	—	(8,560)

Net income	15,225	15,496	24,067	1,774	(41,333)	15,229
Net income attributable to noncontrolling interest	—	—	(4)	—	—	(4)

Net income attributable to common stockholders	$15,225	$15,496	$24,063	$1,774	$(41,333)	$15,225

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Three Months Ended March 31, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$103,614	$13,369	$—	$116,983
Operating expenses	(736)	(5,240)	(70,255)	(9,542)	—	(85,773)
Interest income (expense), net	—	(8,815)	8	(38)	—	(8,845)
Other income (loss)	13,647	22,280	1,525	(885)	(37,727)	(1,160)
Income tax benefit (provision)	284	5,422	(12,609)	(1,104)	—	(8,007)

Net income	13,195	13,647	22,283	1,800	(37,727)	13,198
Net income attributable to noncontrolling interest	—	—	(3)	—	—	(3)

Net income attributable to common stockholders	$13,195	$13,647	$22,280	$1,800	$(37,727)	$13,195

Statement of Comprehensive Income for the Three Months Ended March 31, 2012	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Net income attributable to common stockholders	$15,225	$15,496	$24,063	$1,774	$(41,333)	$15,225
Total other comprehensive income, net of tax	2,967	2,967	2,861	2,243	(8,071)	2,967

Comprehensive income	$18,192	$18,463	$26,924	$4,017	$(49,404)	$18,192

Statement of Comprehensive Income for the Three Months Ended March 31, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Net income attributable to common stockholders	$13,195	$13,647	$22,280	$1,800	$(37,727)	$13,195
Total other comprehensive income, net of tax	1,940	1,940	1,966	1,151	(5,057)	1,940

Comprehensive income	$15,135	$15,587	$24,246	$2,951	$(42,784)	$15,135

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Cash Flows for the Three Months Ended March 31, 2012	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(2,379)	$(9,218)	$41,901	$7,326	$37,630
Cash flows provided by (used in) investing activities	3,647	14,017	(68,275)	(391)	(51,002)
Cash flows used in financing activities	(1,268)	(4,799)	—	—	(6,067)
Effect of exchange rate changes on cash and cash equivalents	—	—	30	3,777	3,807
Cash and cash equivalents at beginning of period	—	—	114,802	80,715	195,517

Cash and cash equivalents at end of period	$—	$—	$88,458	$91,427	$179,885

Statement of Cash Flows for the Three Months Ended March 31, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(1,648)	$(9,442)	$37,134	$3,370	$29,414
Cash flows provided by (used in) investing activities	2,683	14,224	(18,972)	(845)	(2,910)
Cash flows used in financing activities	(1,035)	(4,782)	—	—	(5,817)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3,139	3,139
Cash and cash equivalents at beginning of period	—	—	101,339	79,163	180,502

Cash and cash equivalents at end of period	$—	$—	$119,501	$84,827	$204,328

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

        Actual results could differ materially from those contained in the forward-looking statements included in this quarterly report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for, or insolvency or consolidation of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns; changes in our senior management; regulatory changes; our ability to compete effectively and successfully add new products and services; the effects of our significant indebtedness and our compliance with the terms thereof; adverse events or trends in key vacation destinations; business interruptions in connection with our technology systems; ability of managed homeowners associations to collect sufficient maintenance fees; third parties not repaying advances or extensions of credit; loss of the management contract for one of Aston's largest managed properties; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in Part II of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

GENERAL

        The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three months ended March 31, 2012. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this report as well as our 2011 Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). This discussion includes the following sections:

  •
  Management Overview

  •
  Results of Operations

  •
  Financial Position, Liquidity and Capital Resources

  •
  Critical Accounting Policies and Estimates

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

Membership and Exchange Services

        Interval, the principal business comprising our Membership and Exchange segment, has been a leader in the membership and exchange services industry since its founding in 1976. As of March 31, 2012, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

  •
  a large and diversified base of participating resorts consisting of approximately 2,700 resorts located in over 75 countries, including both leading independent resort developers and branded hospitality companies; and

  •
  approximately 1.8 million vacation ownership interest owners enrolled as members of the Interval Network.

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

Management and Rental Services

        We also provide management and rental services to hotels as well as condominium and timeshare resorts and their homeowners associations through Aston, Vacation Resorts International ("VRI") and TPI. Such vacation properties and hotels are not owned by us. Aston is based in Hawaii and concentrates largely on hotel and condominium resort management primarily in Hawaii, as well as vacation property rental and related services (including common area and owner association management services for condominium projects). TPI provides vacation rentals and timeshare resort and homeowners association management services. On February 28, 2012, we acquired VRI, the largest independent provider of resort and homeowners association management services to the shared ownership industry.

        As of March 31, 2012, the businesses that comprise our Management and Rental segment provided management and rental services at over 200 vacation properties, resorts and club locations in North America as well as more limited management services to certain additional properties.

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

International Operations

        International revenue increased approximately 3.7% in the three months ended March 31, 2012 compared to the same period in 2011. As a percentage of our total revenue, international revenue decreased to 14.8% in the three months ended March 31, 2012 from 15.5% in 2011. The decrease as a percentage of total revenue is attributable to higher U.S. revenue in part due to our newly acquired VRI business.

Other Factors Affecting Results

Membership and Exchange

        The reduction in sales and marketing expenditures by resort developers spurred by the lack of receivables financing has resulted in a decrease in the flow of new members from point of sale to our exchange networks; however, during 2011 and into 2012, access to receivables financing has improved. Financing standards for consumers remain higher than those required several years ago and developers are continuing to modify their business models. As developers with greater debt loads continue to work with their lenders, we anticipate additional bankruptcies, reorganizations and consolidation within the industry, although to a lesser extent than the last several years.

        In addition, our 2012 results continue to be negatively affected by a shift in the mix and availability of exchange and Getaway inventory and changes in travel patterns which has driven an increase in the volume of purchased rental inventory.

Management and Rental

        Our Management and Rental segment results are susceptible to variations in economic conditions, particularly in its primary market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii have increased 8.6% for the three months ended March 31, 2012 compared to the same period in the prior year. The increase in visitors is consistent with Aston's managed properties in Hawaii experiencing increases in occupancy leading to an overall increase of 12.4% in revenue per available room ("RevPAR") in Hawaii for the three months ended March 31, 2012 compared to 2011. For the three months ended March 31, 2012 compared to the same period in 2011, the increase in RevPAR in Hawaii was predominantly driven by higher average daily rate.

        As of the latest forecast (February 2012), the Hawaii State Department of Business, Economic Development & Tourism, forecasts increases of 4.4% in visitors to Hawaii and 6.4% in visitor expenditures in 2012 over 2011.

        Our first quarter 2012 results include the results of operations from VRI for one month subsequent to our February 28, 2012 acquisition.

Outlook

        Throughout 2011, the vacation ownership industry has remained in a period of transition that may result in the bankruptcy, restructuring and consolidation of developers as well as continued modifications to their business models. Although we see a slight improvement in the economic environment and developer optimism, we anticipate this period of transition to continue in 2012. Additionally, we anticipate increased competition in our membership and exchange business resulting from developers' proprietary clubs.

        For the Management and Rental business, we expect Aston's RevPAR to continue to show year-over-year improvement; however, increases in airfare resulting from decreased airlift into Hawaii, consolidation of airline carriers and the rising cost of jet fuel may negatively impact visitor arrivals from the mainland and temper growth. Our comparative results for the remainder of 2012 will be favorably impacted by the inclusion of the results of operations from VRI subsequent to our acquisition.

        Lastly, the owner of one of Aston's largest managed properties has been unable to repay or refinance the mortgage that matured on October 1, 2011. The owner has since received a notice of default and a foreclosure action was filed in February 2012. Upon the lender acquiring possession or ownership of the equity, Aston's management agreement will be modified to effectuate a reduction in the remaining term of the agreement and Aston's compensation. At time of modification, we will assess the impact of these modifications on our Management and Rental business to determine whether an interim impairment test is warranted. However, an internal analysis was performed during our last annual goodwill impairment test recasting cash flows without the management of this property. The result of that internal analysis, at that time, did not indicate assets might be impaired.

 RESULTS OF OPERATIONS

Revenue

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

	Three Months Ended March 31,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$61,151	8.5%	$56,377
Membership fee revenue	32,599	NM	32,590
Ancillary member revenue	1,991	0.7%	1,978

Total member revenue	95,741	5.3%	90,945
Other revenue	5,166	(5.8)%	5,483

Total Membership and Exchange revenue	100,907	4.6%	96,428

Management and Rental
Management fee and rental revenue	12,433	39.3%	8,927
Pass-through revenue	13,399	15.2%	11,628

Total Management and Rental revenue	25,832	25.7%	20,555

Total revenue	$126,739	8.3%	$116,983

        Revenue for the three months ended March 31, 2012 increased $9.8 million, or 8.3%, from the comparable period in 2011. Membership and Exchange segment revenue increased $4.5 million, or 4.6%, in the quarter compared to the prior year and Management and Rental segment revenue increased $5.3 million, or 25.7% from 2011.

Membership and Exchange

        Total active members in the Interval Network at March 31, 2012 increased to approximately 1.84 million members as compared to approximately 1.82 million members at March 31, 2011, an increase of 1.5%. The increase of $4.5 million in Membership and Exchange segment revenue is due to an increase in transaction revenue of $4.8 million, partly offset by a decrease in other revenue of $0.3 million largely attributable to lower sales of marketing materials. The higher transaction revenue is a result of an increase of $3.0 million in transaction revenue from exchanges and Getaways and increases in reservation servicing and other transaction related fees of $0.9 million and $1.0 million, respectively. Higher transaction revenue from exchanges and Getaways was due to a 7.6% increase in average fee per transaction, partially offset by a 1.9% decrease in exchange and Getaway transaction activity. Membership fee revenue during the first quarter 2012 was consistent with 2011.

        Overall Interval Network average revenue per member increased 4.4% to $52.32 in the first quarter 2012 from $50.13 in 2011.

Management and Rental

        The increase of $5.3 million, or 25.7%, in Management and Rental segment revenue includes $2.9 million of incremental VRI revenue subsequent to our acquisition in February 2012. The increase in segment revenue also includes a $1.8 million, or 15.2%, increase in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners association without mark-up ("pass-through revenue"). The increase in pass-through revenue is related, in part, to our acquisition of VRI as well as the addition of new property management contracts at TPI compared to the prior year.

        Fee income earned from managed hotel and condominium resort properties at Aston increased $0.8 million, or 11.1%, in 2011 due to a 13.9% increase in RevPAR to $143.75 driven by increases in average daily rate and, to a lesser extent, occupancy.

Cost of Sales

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

	Three Months Ended March 31,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange	$25,126	11.0%	$22,646
Management and Rental
Management fee and rental expenses	4,266	31.3%	3,249
Pass-through expenses	13,399	15.2%	11,628

Total Management and Rental cost of sales	17,665	18.7%	14,877

Total cost of sales	$42,791	14.0%	$37,523

As a percentage of total revenue	33.8%	5.3%	32.1%
Gross margin	66.2%	(2.5)%	67.9%
Gross margin without pass-through revenue/expenses	74.1%	(1.8)%	75.4%

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

        Cost of sales in the first quarter 2012 increased $5.3 million from 2011, consisting of an increase of $2.5 million from our Membership and Exchange segment and $2.8 million from our Management and Rental segment. Overall gross margin decreased 2.5% to 66.2% this quarter compared to 2011, primarily due to increased gross profit contribution from our lower-margin Management and Rental segment relative to total ILG gross profit.

        Gross margin for the Membership and Exchange segment decreased by 1.8% as compared to the prior year. Cost of sales for this segment increased $2.5 million primarily due to an increase of $1.0 million in compensation and other employee related costs, $0.9 million in membership fulfillment related expenses and $0.7 million in the cost of purchased inventory. The increase in the cost of purchased inventory was due to a higher proportion of purchased inventory utilized during the quarter, partly offset by a decrease in the average cost per unit of this purchased inventory.

        The increase of $2.8 million in cost of sales from the Management and Rental segment was primarily attributable to an increase of $1.8 million in pass-through revenue coupled with an increase of $0.7 million in other incremental expenses related to VRI and an increase of $0.3 million in compensation and other employee related costs at Aston and TPI. Gross margin for this segment increased 14.5% to 31.6% in the first quarter 2012 compared to 2011. The Management and Rental segment has lower gross margins than our Membership and Exchange segment largely due to the pass-through revenue. Excluding the effect of pass-through revenue, gross margin for this segment increased 3.3% to 65.7% during the quarter compared to prior year.

Selling and marketing expense

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

	Three Months Ended March 31,
	2012	% Change	2011
	(Dollars in thousands)
Selling and marketing expense	$13,773	(0.4)%	$13,832
As a percentage of total revenue	10.9%	(8.1)%	11.8%

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

        Selling and marketing expense in the first quarter 2012 remained relatively flat compared to 2011. As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 8.1% and 7.4%, respectively, during the quarter compared to the prior year.

General and administrative expense

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

	Three Months Ended March 31,
	2012	% Change	2011
	(Dollars in thousands)
General and administrative expense	$25,426	4.6%	$24,315
As a percentage of total revenue	20.1%	(3.5)%	20.8%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, as well as facilities costs, fees for professional services and other company-wide benefits.

        General and administrative expense in the first quarter 2012 increased $1.1 million from 2011, primarily due to an increase of $1.7 million in overall compensation and other employee-related costs and higher expenses of $0.4 million relating to IT maintenance and support, partly offset by a $0.8 million decrease in our estimated accrual for European Union Value Added Tax ("VAT") as further discussed in Note 13 of our consolidated financial statements.

        The increase of $1.7 million in overall compensation and other employee-related costs was primarily due to $0.6 million of incremental compensation and other employee-related expenses from VRI and an increase of $0.3 million in employee-related health and welfare insurance expense, as well as increases in other employee-related costs.

Amortization Expense of Intangibles

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

	Three Months Ended March 31,
	2012	% Change	2011
	(Dollars in thousands)
Amortization	$7,043	3.4%	$6,813
As a percentage of total revenue	5.6%	(4.6)%	5.8%

        Amortization expense of intangibles in the first quarter 2012 was consistent with the 2011 period other than the incremental amortization expense pertaining to recognized intangible assets resulting from the acquisition of VRI.

Depreciation Expense

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

	Three Months Ended March 31,
	2012	% Change	2011
	(Dollars in thousands)
Depreciation	$3,306	0.5%	$3,290
As a percentage of total revenue	2.6%	(7.2)%	2.8%

        Depreciation expense for the three months ended March 31, 2012 was consistent with the comparable 2011 period.

Operating Income

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

	Three Months Ended March 31,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange	$32,220	6.7%	$30,194
Management and Rental	2,180	114.6%	1,016

Total operating income	$34,400	10.2%	$31,210

As a percentage of total revenue	27.1%	1.7%	26.7%

        Operating income in the first quarter 2012 increased $3.2 million from the comparable period in 2011, consisting of an increase of $2.0 million from our Membership and Exchange segment and $1.2 million from our Management and Rental segment.

        Operating income for our Membership and Exchange segment increased $2.0 million to $32.2 million in 2012 from 2011 due to higher gross profit at Interval, largely attributable to stronger transaction revenue during the quarter.

        The increase in operating income of $1.2 million at our Management and Rental segment is primarily due to higher gross profit of $2.5 million, of which $1.4 million is attributable to the inclusion of VRI, partly offset by increases of $1.1 million in general and administrative expenses, of which $0.9 million relates to VRI.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting."

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

	Three Months Ended March 31,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange	$43,511	5.1%	$41,405
Management and Rental	4,315	46.1%	2,954

Total Adjusted EBITDA	$47,826	7.8%	$44,359

As a percentage of total revenue	37.7%	(0.5)%	37.9%

        Adjusted EBITDA in the first quarter 2012 increased $3.5 million from 2011, or 7.8%, consisting of an increase of $2.1 million from our Membership and Exchange segment and $1.4 million from our Management and Rental segment.

        Adjusted EBITDA from our Membership and Exchange segment increased to $43.5 million in 2012 from $41.4 million in 2011. The improvement in Adjusted EBITDA in this segment is primarily due to higher gross profit at Interval during the quarter.

        The increase in Interval gross profit is mainly attributed to higher transaction revenue during the quarter, more specifically an increase in the average fees related to exchange and Getaway transaction activity as well as higher reservation servicing and other ancillary transaction related fees. This was partly offset by higher cost of sales related to an increase in purchased inventory, used primarily for Getaway transaction activity, and increases in membership fulfillment related expenses.

        Adjusted EBITDA from our Management and Rental segment increased to $4.3 million in 2012 from $3.0 million in 2011. The improvement in Adjusted EBITDA in this segment is primarily due to higher gross profit of $2.5 million delivered mainly as a result of the inclusion of VRI in our results of operations, increases in Aston's RevPAR during the quarter and new property management contracts gained at TPI subsequent to the first quarter 2011. This was partly offset by an increase of $1.1 million in general and administrative expense largely due to the inclusion of VRI's general and administrative expenses.

Other income (expense), net

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

	Three Months Ended March 31,
	2012	% Change	2011
	(Dollars in thousands)
Interest income	$426	252.1%	$121
Interest expense	(8,564)	(4.5)%	$(8,966)
Other expense, net	(2,473)	113.2%	$(1,160)

        Interest income increased $0.3 million in the first quarter 2012 compared to 2011 primarily as a result of interest earned on loans issued during the second quarter of 2011 as discussed in Note 5 of our consolidated financial statements.

        Interest expense primarily relates to interest and amortization of debt costs on the indebtedness incurred in connection with the spin-off. The senior notes were initially recorded with an original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $0.7 million and $0.6 million was amortized in the first quarter 2012 and 2011, respectively. Lower interest expense during the quarter is due to the lower outstanding principal balance on our term loan compared to the first quarter 2011 and a change in our estimated interest accrual related to the VAT matter as discussed in Note 13 of our consolidated financial statements.

        Other expense, net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange net loss was $2.2 million for the first quarter 2012 compared to a net loss of $0.9 million in 2011. The unfavorable fluctuations during the three months ended March 31, 2012 and 2011 quarters were principally driven by U.S. dollar positions held at March 31, 2012 and 2011, respectively, affected by the weaker dollar compared to the Mexican and Colombian pesos.

Income Tax Provision

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

        For the three months ended March 31, 2012 and 2011, ILG recorded income tax provisions for continuing operations of $8.6 million and $8.0 million, respectively, which represent effective tax rates of 36.0% and 37.8%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended March 31, 2012, the effective tax rate decreased due to other income tax items, the most significant of which related to the tax impact of ILG's ability and intention to redeem the Interval Senior Notes and the decrease in unrecognized tax benefits associated with the expiration of the statute of limitations related to foreign taxes.

        As of March 31, 2012 and December 31, 2011, ILG had unrecognized tax benefits of $0.7 million and $0.9 million, respectively. During the three months ended March 31, 2012, the unrecognized tax benefits decreased by approximately $0.2 million as a result of the expiration of the statute of limitations related to foreign taxes. Additionally, during the current quarter ILG acquired VRI, a domestic S corporation for income tax purposes. During the tax due diligence review of the S corporation status of VRI, a number of potential issues emerged that required a private letter ruling for assurance of VRI's S corporation status for the period prior to the acquisition. The ruling requested inadvertent termination relief if any of the identified issues inadvertently terminated VRI's S Corporation election. VRI submitted the ruling request to the Internal Revenue Service ("IRS") on February 29, 2012. ILG has been advised by its tax advisors that the IRS has been mandated by Congress to be lenient in granting relief for inadvertent terminations, and it has been the experience of our tax advisors that in fact patterns such as VRI's the IRS has been lenient in granting relief. We have reviewed the analysis prepared by our tax advisors and we do not believe the outcome of this matter will impact VRI's S Corporation election for the period prior to acquisition, or cause a material adjustment to the financial statements.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2012, interest and penalties decreased by approximately $0.2 million as a result of the expiration of the statute of limitations related to foreign taxes. There were no material accruals for interest or penalties for the three months ended March 31, 2012. As of March 31, 2012, ILG had accrued $0.6 million for interest and penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.2 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to foreign taxes. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

        By virtue of previously filed separate company and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under a Tax Sharing Agreement, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. The IRS is also currently examining ILG's Federal consolidated tax return for the short period following the spin-off and ended December 31, 2008. The statute of limitations for the short period following the spin-off and ended December 31, 2008 has been extended to June 30, 2013. This examination is expected to be completed prior to the expiration of the extended statute of limitations in 2013. Additionally, ILG was notified by the State of Florida that the consolidated state tax return for the short period following the spin-off and ended December 31, 2008 as well as for the tax year ended December 31, 2009, will be examined. The Florida statute of limitations for the short period following the spin-off and ended December 31, 2008 and for the tax year ended December 31, 2009 have been extended to 2013 and 2014, respectively. The Florida audit is expected to begin in the second quarter of 2012 and should be completed prior to the expiration of the extended statute of limitations.

        During 2011, the U.K. Finance Act of 2011 was enacted, which further reduced the U.K. corporate income tax rate to 26%, effective April 1, 2011 and 25%, effective April 1, 2012. The impact of the U.K. rate reduction to 26% and 25%, which reduced our U.K. net deferred tax asset and increased income tax expense, was reflected in the reporting period when the law was enacted. The change in the corporate tax rate initially negatively impacted income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreases; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

        During the current period ended March 31, 2012, the U.K. government released its 2012 Budget, where it also indicated that it intends to enact future reductions in the corporate tax rate of 1% each year until the rate reaches 22% on April 1, 2014. Included in these reductions is a further decrease in the corporate income tax rate to 24%, effective April 1, 2012. The additional rate reduction to 24% has not yet been enacted, but is expected during 2012. If enacted, the reduction to 24% will be retroactively applied to April 1, 2012. These future 1% corporate income tax rate reductions are expected to have a similar impact on our financial statements as in 2011, outlined above, however the actual impact will be dependent on the actual amount of the rate decrease enacted and on our deferred tax position at that time.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2012, we had $186.9 million of cash and cash equivalents and restricted cash and cash equivalents, including $91.4 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $62.2 million is held in foreign jurisdictions, principally the U.K. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is used as our primary source of liquidity. We believe that our cash on hand along with our anticipated operating future cash flows and availability under our $50.0 million revolving credit facility are sufficient to fund our operating needs, quarterly cash dividend, capital expenditures, development and expansion of our operations, debt service, investments and other commitments and contingencies for at least the next twelve months. However, our operating cash flow may be impacted by macroeconomic factors outside of our control.

Cash Flows Discussion

        Net cash provided by operating activities increased to $37.6 million in the three months ended March 31, 2012 from $29.4 million in the same period of 2011. The increase of $8.2 million from 2011 was principally due to higher gross cash receipts, lower interest paid and higher interest income, partially offset by higher net cash expenses and higher income taxes paid.

        Net cash used in investing activities of $51.0 million in the three months ended March 31, 2012 primarily related to the VRI acquisition, net of cash acquired, of $40.0 million, disbursements totaling $9.5 million for additional investments in loans receivable and capital expenditures of $3.1 million primarily related to IT initiatives, all offset by payments totaling $1.3 million received on an existing loan. Interest on the loans receivable are due monthly or quarterly and in some instances may be paid in kind. As of March 31, 2012, an additional $3.3 million is available to be drawn in connection with these loans. In the three months ended March 31, 2011, net cash used in investing activities was $2.9 million resulting from capital expenditures primarily related to IT initiatives.

        Net cash used in financing activities of $6.1 million in the three months ended March 31, 2012 was principally due to a $5.0 million voluntary principal prepayment on the term loan which was applied against the March 31, 2013 scheduled principal payment and vesting of restricted stock units, net of withholding taxes, all partially offset by excess tax benefits from stock-based awards and proceeds from the exercise of stock options. In the three months ended March 31, 2011, net cash used in financing activities of $5.8 million was principally due to a voluntary principal prepayment of $5.0 million on the term loan and vesting of restricted stock units, net of withholding taxes, partially offset by excess tax benefits from stock-based awards and proceeds from the exercise of stock options.

        We have a senior secured credit facility which matures on July 25, 2013 and consists of a $50.0 million revolving credit facility (the "Revolver") and $150.0 million term loan (the "Term Loan"). As of March 31, 2012, we had $51.0 million outstanding on the Term Loan. The remaining principal amount of the Term Loan is payable quarterly through July 25, 2013 ($13.7 million due March 31, 2013 and approximately $18.7 million on June 30, 2013 and upon maturity). There have been no borrowings under the Revolver through March 31, 2012.

        In addition, on August 19, 2008, we issued $300.0 million of aggregate principal amounts of 9.5% Senior Notes due 2016 (the "Interval Senior Notes"), reduced by the original issue discount of $23.5 million of which $15.2 million remains unamortized at March 31, 2012. The secured credit facility effectively ranks prior to the Interval Senior Notes to the extent of the value of the assets that secure it. On or after September 1, 2012, we are able to redeem the Interval Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Given the current favorable interest rate environment, it is our intention to call and refinance the Interval Senior Notes. ILG is currently evaluating options with respect to how and when to effectuate this transaction.

        Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate per annum applicable to loans under the senior secured credit facility is, at our option, equal to either, a base rate or a LIBOR rate plus an applicable margin, which varies with our total leverage ratio. As of March 31, 2012, the applicable margin was 2.50% per annum for LIBOR term loans, 2.00% per annum for LIBOR revolving loans, 1.50% per annum for base rate term loans and 1.00% per annum for base rate revolving loans. The revolving credit facility has a facility fee of 0.50%

        The Interval Senior Notes and senior secured credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The senior secured credit facility requires us to meet certain financial covenants, requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated EBITDA, as defined in the credit agreement of 3.40, and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the credit agreement of 3.00. In addition, we may be required to use a portion of our consolidated excess cash flow (as defined in the credit agreement) to prepay the senior secured credit facility based on our consolidated leverage ratio at the end of each fiscal year. If our consolidated leverage ratio equals or exceeds 3.5, we must prepay 50% of consolidated excess cash flow, if our consolidated leverage ratio equals or exceeds 2.85 but is less than 3.5, we must prepay 25% of consolidated excess cash flow, and if our consolidated leverage ratio is less than 2.85, then no prepayment is required. As of March 31, 2012, we were in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the credit agreement were 2.21 and 4.99, respectively.

        In March 2012, our Board of Directors declared a quarterly dividend of $0.10 per share for shareholders of record on April 2, 2012. On April 18, 2012, a cash dividend of $5.7 million was paid. We currently expect to declare and pay quarterly dividends of similar amounts.

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At March 31, 2012, guarantees, surety bonds and letters of credit totaled $36.2 million. Guarantees represent $33.6 million of this total and primarily relate to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the Aston management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of March 31, 2012 amounts are not expected to be significant, individually or in the aggregate. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of March 31, 2012, amounts pending reimbursements are not significant.

Contractual Obligations and Commercial Commitments

        Contractual obligations and commercial commitments at March 31, 2012 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$351,000	$13,659	$37,341	$300,000	$—
Debt interest(a)	127,921	30,171	57,375	40,375	—
Purchase obligations(b)	40,136	15,602	13,078	8,876	2,580
Unused commitment on loans receivable and other advances	3,373	3,373	—	—	—
Operating leases	61,884	11,736	18,815	13,028	18,305

Total contractual obligations	$584,314	$74,541	$126,609	$362,279	$20,885

(a)
Debt principal and debt interest represent principal and interest to be paid on our Term Loan, Interval Senior Notes and certain fees associated with our credit facility. Interest on the Term Loan is calculated using the prevailing rates as of March 31, 2012.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$36,167	$11,797	$15,255	$6,428	$2,687

(c)
Commercial commitments include minimum revenue guarantees related to Aston's hotel and resort management agreements, Aston's accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

        Included in other liabilities, both current and long-term, as presented in our consolidated balance sheet as of March 31, 2012, are certain unconditional recorded contractual obligations. These obligations and the future periods in which such obligations are expected to settle in cash are as follows (in thousands):

Twelve Month Period Ending March 31,
2013	$3,107
2014	3,857
2015	—
2016	—
2017	—
Thereafter	—

Total	$6,964

Recent Accounting Pronouncements

        Refer to Note 2 in the consolidated financial statements for a description of recent accounting pronouncements.

Seasonality

        Refer to Note 1 in the consolidated financial statements for a discussion on the impact of seasonality.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which are based on historical experience and various other judgments and assumptions that we believe are reasonable under the circumstances. Actual outcomes could differ from those estimates. We have discussed those estimates that we believe are critical and required the use of significant judgment and use of estimates that could have a significant impact on our financial statements in our 2011 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies in the interim period.

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

        Our presentation of Adjusted EBITDA and EBITDA may not be comparable to similarly-titled measures used by other companies. We believe these measures are useful to investors because they represent the consolidated operating results from our segments, excluding the effects of any non-cash expenses. We also believe these non-GAAP financial measures improve the transparency of our disclosures, provide a meaningful presentation of our results from our business operations, excluding the impact of certain items not related to our core business operations and improve the period-to-period comparability of results from business operations. Adjusted EBITDA and EBITDA have certain limitations in that they do not take into account the impact of certain expenses to our statement of operations; including for Adjusted EBITDA, non-cash compensation. We endeavor to compensate for the limitations of these non-GAAP measures presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

        We report Adjusted EBITDA and EBITDA as supplemental measures to results reported pursuant to GAAP. These measures are among the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to the same set of tools that we use in analyzing our results. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures which are discussed below.

Pro Forma Results

        We will only present Adjusted EBITDA and/or EBITDA on a pro forma basis if we view a particular transaction as significant in size or transformational in nature. For the periods presented in this report, there are no transactions that we have included on a pro forma basis.

Non-Cash Expenses That Are Excluded From ILG's Non-GAAP Measure (as applicable)

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

RECONCILIATION OF ADJUSTED EBITDA AND EBITDA

        The following tables reconcile Adjusted EBITDA and EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three months ended March 31, 2012 and 2011 (in thousands). The noncontrolling interest relates to the Management and Rental segment.

	For the Three Months Ended March 31, 2012
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$43,511	$4,315	$47,826
Non-cash compensation expense	(2,808)	(269)	(3,077)
Other non-operating expense, net	(2,324)	(149)	(2,473)

EBITDA	38,379	3,897	42,276
Amortization expense of intangibles	(5,420)	(1,623)	(7,043)
Depreciation expense	(3,063)	(243)	(3,306)
Less: Other non-operating expense, net	2,324	149	2,473

Operating income	$32,220	$2,180	34,400

Interest income			426
Interest expense			(8,564)
Other non-operating expense, net			(2,473)
Income tax provision			(8,560)

Net income			15,229
Net income attributable to noncontrolling interest			(4)

Net income attributable to common stockholders			$15,225

	For the Three Months Ended March 31, 2011
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$41,405	$2,954	$44,359
Non-cash compensation expense	(2,760)	(286)	(3,046)
Other non-operating expense, net	(1,031)	(129)	(1,160)

EBITDA	37,614	2,539	40,153
Amortization expense of intangibles	(5,424)	(1,389)	(6,813)
Depreciation expense	(3,027)	(263)	(3,290)
Less: Other non-operating expense, net	1,031	129	1,160

Operating income	$30,194	$1,016	31,210

Interest income			121
Interest expense			(8,966)
Other non-operating expense, net			(1,160)
Income tax provision			(8,007)

Net income			13,198
Net income attributable to noncontrolling interest			(3)

Net income attributable to common stockholders			$13,195

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

        In addition, we are exposed to foreign currency risk related to transactions and/or assets and liabilities denominated in a currency other than the functional currency. Historically, we have not hedged currency risks. However, our foreign currency exposure related to EU VAT liabilities denominated in euros is offset by euro denominated cash balances.

        Operating foreign exchange resulted in a net loss of $0.1 million for each of the three months ended March 31, 2012 and 2011 attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency, primarily related to Euro denominated value added tax liabilities. Non-operating foreign exchange for the three months ended March 31, 2012 and 2011 resulted in a net loss of $2.2 million and $0.9 million, respectively, attributable to cash held in certain countries in currencies other than their functional currency. The unfavorable fluctuations in the three months ended March 31, 2012 and 2011were principally driven by U.S. dollar positions held at March 31, 2012 and 2011 affected by the weaker dollar compared to the Colombian and Mexican pesos.

        Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three months ended March 31, 2012 would result in an approximate change to revenue of $0.9 million. There have been no material quantitative changes in market risk exposures since December 31, 2011.

Interest Rate Risk

        At March 31, 2012, we had $51.0 million outstanding under the Term Loan. Based on the amount outstanding, a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.5 million. Additionally, at March 31, 2012, we had $300.0 million (face amount) of Interval Senior Notes that bear interest at a fixed amount. As market rates have declined, the required payments on the fixed rate debt have exceeded those based on market rates. Based on our mix of fixed rate and floating rate debt and cash balances, we do not currently hedge our interest rate exposure. There have been no material quantitative changes in market risk exposures since December 31, 2011.

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

 PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

        Not applicable

Item 1A.    Risk Factors

        See Part I, Item IA., "Risk Factors," of ILG's Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of the risk factors affecting ILG. There have been no material changes from the risk factors described in the Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  Unregistered Sale of Securities.    None

  (b)
  Use of Proceeds.    Not applicable

  (c)
  Purchases of Equity Securities by the Issuer and Affiliated Purchasers:    The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended March 31, 2012 by or on behalf of ILG or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs(1)
January 2012	—	—	1,697,360	$4,120,479
February 2012	—	—	1,697,360	$4,120,479
March 2012	—	—	1,697,360	$4,120,479

(1)
On August 4, 2011, we announced that our Board of Directors had authorized the repurchase of up to $25 million of our common stock. There is no time restriction on this authorization and repurchases may be made in the open-market or through privately negotiated transactions.

Items 3-5.    Not applicable.

Item 6.    Exhibits

Exhibit Number		Description	Location
3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.

3.2		Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG's Quarterly Report on Form 10-Q, filed on August 11, 2009.

3.3		Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on September 27, 2010.

4.6	†	Fourth Supplemental Indenture, dated as of March 20, 2012, among Interval Acquisition Corp, the Guarantors identified therein (including Interval Leisure Group, Inc.) and the Bank of New York Mellon, as Trustee

31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	*	XBRL Instance Document

Exhibit Number		Description	Location
101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Label Linkbase Document

101.PRE	*	XBRL Taxonomy Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: May 8, 2012

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
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands, except share data) (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2012 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
RESULTS OF OPERATIONS
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
ILG'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF ADJUSTED EBITDA AND EBITDA
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Items 3-5. Not applicable.
  Item 6. Exhibits
SIGNATURES