Form 10-Q
period 2012-06-30
Interval Leisure Group, Inc.
filed 2012-08-08
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on August 7, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

        As of August 3, 2012, 56,613,975 shares of the registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$118,668	$105,554	$245,407	$222,537
Cost of sales	43,261	35,333	86,052	72,856

Gross profit	75,407	70,221	159,355	149,681
Selling and marketing expense	14,268	14,042	28,041	27,874
General and administrative expense	26,980	24,160	52,406	48,475
Amortization expense of intangibles	7,289	6,805	14,332	13,618
Depreciation expense	3,222	3,397	6,528	6,687

Operating income	23,648	21,817	58,048	53,027
Other income (expense):
Interest income	577	266	1,003	387
Interest expense	(8,825)	(9,140)	(17,389)	(18,106)
Other income (expense), net	980	(570)	(1,493)	(1,730)
Loss on extinguishment of debt	(602)	—	(602)	—

Total other expense, net	(7,870)	(9,444)	(18,481)	(19,449)

Earnings before income taxes and noncontrolling interest	15,778	12,373	39,567	33,578
Income tax provision	(5,727)	(4,875)	(14,287)	(12,882)

Net income	10,051	7,498	25,280	20,696
Net loss (income) attributable to noncontrolling interest	1	4	(3)	1

Net income attributable to common stockholders	$10,052	$7,502	$25,277	$20,697

Earnings per share attributable to common stockholders:
Basic	$0.18	$0.13	$0.45	$0.36
Diluted	$0.18	$0.13	$0.44	$0.36
Weighted average number of common stock outstanding:
Basic	56,540	57,472	56,315	57,330
Diluted	57,321	58,311	56,998	58,198
Dividends declared per common share	$0.10	—	$0.20	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to common stockholders	$10,052	$7,502	$25,277	$20,697
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(1,858)	697	1,109	2,637

Total other comprehensive income (loss), net of tax	(1,858)	697	1,109	2,637

Comprehensive income	$8,194	$8,199	$26,386	$23,334

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$121,135	$195,517
Restricted cash and cash equivalents	6,133	3,488
Accounts receivable, net of allowance of $319 and $302, respectively	40,882	27,117
Deferred income taxes	18,038	18,424
Deferred membership costs	12,814	12,461
Prepaid income taxes	10,842	2,245
Prepaid expenses and other current assets	24,204	26,387

Total current assets	234,048	285,639
Property and equipment, net	52,437	50,639
Goodwill	505,774	488,027
Intangible assets, net	107,387	98,769
Deferred membership costs	12,815	13,331
Deferred income taxes	5,060	5,025
Financing receivables	23,505	16,536
Other non-current assets	19,544	18,356

TOTAL ASSETS	$960,570	$976,322

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$12,141	$11,905
Deferred revenue	105,929	91,214
Interest payable	9,777	9,749
Accrued compensation and benefits	17,293	15,242
Member deposits	9,702	9,262
Accrued expenses and other current liabilities	45,397	40,638
Current portion of long-term debt	—	—

Total current liabilities	200,239	178,010
Long-term debt	285,468	340,113
Other long-term liabilities	6,896	7,053
Deferred revenue	117,621	119,772
Deferred income taxes	81,623	82,270

Total liabilities	691,847	727,218

Redeemable noncontrolling interest	422	419
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $.01 par value; issued 58,304,906 and 57,712,621 shares, respectively	583	577
Treasury stock—1,697,360 shares at cost	(20,913)	(20,913)
Additional paid-in capital	178,448	173,518
Retained earnings	123,257	109,686
Accumulated other comprehensive loss	(13,074)	(14,183)

Total stockholders' equity	268,301	248,685

TOTAL LIABILITIES AND EQUITY	$960,570	$976,322

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

		Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
	Total Stockholders' Equity					Additional Paid-in Capital	Retained Earnings
		Amount	Shares	Amount	Shares
Balance as of December 31, 2011	$248,685	$577	57,712,621	$(20,913)	1,697,360	$173,518	$109,686	$(14,183)
Net income attributable to common stockholders	25,277	—	—	—	—	—	25,277	—
Other comprehensive income	1,109	—	—	—	—	—	—	1,109
Non-cash compensation expense	6,169	—	—	—	—	6,169	—	—
Issuance of common stock upon exercise of stock options	390	—	34,693	—	—	390	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(3,615)	6	557,592	—	—	(3,621)	—	—
Change in excess tax benefits from stock-based awards	1,776	—	—	—	—	1,776	—	—
Deferred stock compensation expense	(179)	—	—	—	—	(179)	—	—
Dividends declared on common stock	(11,311)	—	—	—	—	395	(11,706)	—

Balance as of June 30, 2012	$268,301	$583	58,304,906	$(20,913)	1,697,360	$178,448	$123,257	$(13,074)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$25,280	$20,696
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	14,332	13,618
Amortization of debt issuance costs	816	925
Depreciation expense	6,528	6,687
Accretion of original issue discount	1,355	1,220
Non-cash compensation expense	6,169	5,906
Non-cash interest expense	221	76
Non-cash interest income	(362)	—
Deferred income taxes	(716)	504
Excess tax benefits from stock-based awards	(2,233)	(1,272)
Gain on disposal of property and equipment	(256)	—
Loss on extinguishment of debt	602	—
Changes in operating assets and liabilities:
Accounts receivable	(11,975)	(7,202)
Prepaid expenses and other current assets	2,419	(146)
Prepaid income taxes and income taxes payable	(6,759)	1,948
Accounts payable and other current liabilities	1,221	3,481
Deferred revenue	12,221	7,925
Other, net	1,335	2,400

Net cash provided by operating activities	50,198	56,766

Cash flows from investing activities:
Acquisition, net of cash acquired	(39,963)	—
Capital expenditures	(7,318)	(6,040)
Investment in financing receivables	(9,480)	(14,500)
Payments received on financing receivables	2,873	—
Proceeds from disposal of property and equipment	230	—

Net cash used in investing activities	(53,658)	(20,540)

Cash flows from financing activities:
Principal payments on term loan	(56,000)	(10,000)
Payments of debt issuance costs	(3,785)	—
Dividend payments	(11,309)	—
Vesting of restricted stock units, net of withholding taxes	(3,615)	(2,349)
Proceeds from the exercise of stock options	386	424
Excess tax benefits from stock-based awards	2,233	1,272

Net cash used in financing activities	(72,090)	(10,653)

Effect of exchange rate changes on cash and cash equivalents	1,168	4,064

Net increase (decrease) in cash and cash equivalents	(74,382)	29,637
Cash and cash equivalents at beginning of period	195,517	180,502

Cash and cash equivalents at end of period	$121,135	$210,139

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$14,994	$15,388
Income taxes, net of refunds	$21,762	$10,430

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Company Overview

        Interval Leisure Group, Inc., or ILG, is a leading global provider of membership and leisure services to the vacation industry. ILG consists of two operating segments. Membership and Exchange, our principal business segment, offers travel and leisure related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. Management and Rental, our other business segment, provides hotel, condominium resort, timeshare resort and homeowners association management, and rental services to both vacation property owners and vacationers.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2011 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the six months ended June 30, 2012.

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

        Significant estimates underlying the accompanying consolidated financial statements include: the recovery of long-lived assets as well as goodwill and other intangible assets; purchase price allocations of business combinations; the determination of deferred income taxes including related valuation allowances; the determination of deferred revenue and membership costs; the determination of stock-based compensation; and the determination of credit loss reserves for our financing receivables.

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units ("RSUs") using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 0.9 million and 1.1 million stock options and RSUs for the three and six months ended June 30, 2012, respectively, and 1.6 million stock options and RSUs for the three and six months ended June 30, 2011, as the effect of their inclusion would have been antidilutive to earnings per share.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic weighted average shares of common stock outstanding	56,540	57,472	56,315	57,330
Net effect of common stock equivalents assumed to be vested related to RSUs	765	818	668	838
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	16	21	15	30

Diluted weighted average shares of common stock outstanding	57,321	58,311	56,998	58,198

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

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a "more likely than not" threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment and does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We are currently assessing the future impact, if any, of this new accounting update to our consolidated financial statements.

        In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 creates new disclosure requirements about the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The ASU is designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards ("IFRS"). The ASU is effective for annual reporting periods beginning on or after

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        Pursuant to FASB guidance as codified within ASC 350, "Intangibles—Goodwill and Other," goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. ILG determined our Membership and Exchange and Management and Rental operating segments are individual reporting units which are also individual reportable segments of ILG pursuant to ASC 280, Segment Reporting ("ASC 280"). ILG tests goodwill and other indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded.

        As of October 1, 2011, the date of our last impairment test, we reviewed the carrying value of goodwill and other intangible assets of each of our two reporting units. Goodwill assigned to the Membership and Exchange and Management and Rental reporting units as of that date was $480.6 million and $7.4 million, respectively. We performed the first step of the impairment test on both our reporting units and concluded that each reporting unit's fair value exceeded its carrying value and, therefore, the second step of the impairment test was not necessary. We performed the required annual impairment test with respect to intangible assets with indefinite lives and determined there was no impairment. As of June 30, 2012, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on October 1, 2011.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The balance of goodwill and other intangible assets, net is as follows (in thousands):

	June 30, 2012	December 31, 2011
Goodwill	$505,774	$488,027
Intangible assets with indefinite lives	40,916	37,616
Intangible assets with definite lives, net	66,471	61,153

Total goodwill and other intangible assets, net	$613,161	$586,796

        The $17.7 million change in goodwill during the six months ended June 30, 2012 related to the goodwill acquired in connection with the acquisition of VRI. On February 28, 2012, we acquired all of the equity in VRI resulting in goodwill of $17.7 million and identifiable intangible assets of $23.0 million. Goodwill is assigned to reporting units of ILG that are expected to benefit from the synergies of the combination. The amount of goodwill assigned to a reporting unit is determined in a manner similar to how the amount of goodwill recognized in a business combination is determined, while using a reasonable methodology applied in a consistent manner. Based on the expected benefits from the synergies of this business combination, we have assigned $14.9 million and $2.9 million of goodwill to our Management and Rental and Membership and Exchange reporting units, respectively.

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

        Goodwill related to the Membership and Exchange and Management and Rental reportable segments (each a reporting unit) was $483.5 million and $22.3 million as of June 30, 2012 and $480.6 million and $7.4 million as of December 31, 2011, respectively.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

        Intangible assets with indefinite lives relate principally to trade names and trademarks. At June 30, 2012, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(126,549)	$2,951
Purchase agreements	75,879	(72,579)	3,300
Resort management contracts	72,666	(18,261)	54,405
Technology	25,076	(24,797)	279
Other	17,827	(12,291)	5,536

Total	$320,948	$(254,477)	$66,471

        At December 31, 2011, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(120,071)	$9,429
Purchase agreements	75,879	(68,664)	7,215
Resort management contracts	53,766	(15,613)	38,153
Technology	24,726	(24,665)	61
Other	17,427	(11,132)	6,295

Total	$301,298	$(240,145)	$61,153

        Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $7.3 million and $6.8 million for the three months ended June 30, 2012 and 2011, respectively, and $14.3 million and $13.6 million for the six months ended June 30, 2012 and 2011, respectively. Based on December 31, 2011 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2012	$21,108
2013	5,727
2014	5,571
2015	5,463
2016	4,259
2017 and thereafter	19,025

$61,153

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	June 30, 2012	December 31, 2011
Computer equipment	$21,148	$19,579
Capitalized software	77,393	73,386
Land, buildings and leasehold improvements	23,391	22,468
Furniture and other equipment	12,313	11,656
Projects in progress	3,958	3,196

	138,203	130,285
Less: accumulated depreciation and amortization	(85,766)	(79,646)

Total property and equipment, net	$52,437	$50,639

NOTE 5—FINANCING RECEIVABLES

        Assets representing contractual rights to receive money either on demand or on fixed or determinable dates are referred to as financing receivables. In connection with obtaining or extending business relationships with our clients, on occasion, we provide loans to third parties which are considered financing receivables and are subject to the disclosure requirements of ASC 310, "Receivables." We consider our current loans receivable to be our sole class of financing receivables due to their similar nature and risk characteristics.

        As of June 30, 2012 and December 31, 2011, the amount outstanding pertaining to these loans receivable was $23.5 million and $16.5 million, respectively. These receivables pertain to three senior secured real estate related loans issued in the second quarter of 2011 and the first quarter of 2012 to third parties. These loans mature between 2014 and 2015, with interest payable monthly or quarterly at market rates. We intend to hold our current loans receivable until maturity. Given the nature of these senior secured real estate related loans, the collateral underlying these loans receivable is subject to economic fluctuations relevant to the real estate market. As of June 30, 2012, an additional $3.1 million can be borrowed pursuant to the contractual terms of these loans.

        These receivables are recorded at time of origination for the principal amount financed and are carried at amortized cost, net of any allowance for credit losses, which approximates fair value using inputs such as interest rates and credit risk. The loans receivable balances are presented as a separate line item within "Financing receivables" in our consolidated balance sheets as of June 30, 2012 and December 31, 2011. Interest income associated with these loans is recognized in the interest income line item in our consolidated statement of income for the three and six months ended June 30, 2012 within "Interest income."

Credit Quality of Financing Receivables

        We monitor the credit quality of each counterparty at least quarterly through use of various credit quality indicators, including collections, aging analyses, external credit ratings (when available), and/or

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 5—FINANCING RECEIVABLES (Continued)

an internal credit assessment based on selected short-term financial ratios. Our internal credit assessment is based upon the results of operations and the financial condition of the counterparties as disclosed to us in their most recently provided financial statements.

        We estimate credit loss reserves for our loans receivable on an individual receivable basis. A specific reserve is established based on expected future cash flows, the fair value of any collateral, and the financial condition of the counterparty. Any credit loss reserve is recognized if there is objective evidence that we will be unable to collect all amounts due according to the original contractual terms or the equivalent value. Management is required to exercise judgment in making assumptions and estimations when calculating a credit loss reserve both on a counterparty-specific basis and collectively, as appropriate. As of June 30, 2012 and December 31, 2011, there is no reserve required for credit losses related to our outstanding loans receivable.

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

        Additionally, when we become aware of a specific counterparty's inability to meet its financial obligations, such as in the case of bankruptcy or significant deterioration in the counterparty's operating results, financial position, or credit rating, we assess whether a specific credit loss reserve is required to reduce the related receivable to the amount believed to be collectible. Loan default is determined per the terms contractually stipulated in the arrangement and uncollectible secured loans receivable will be charged off when legal title to the collateral is obtained.

        As of June 30, 2012 and December 31, 2011, our outstanding loans receivable are considered current and in good standing with ILG.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 6—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	June 30, 2012	December 31, 2011
9.5% Interval Senior Notes, net of unamortized discount of $14,532 and $15,887, respectively	$285,468	$284,113
Term loan (interest rate of 2.80% at December 31, 2011)	—	56,000
Revolving credit facility	—	—

Total debt	285,468	340,113
Less: current maturities	—	—

Total long-term debt	$285,468	$340,113

9.5% Interval Senior Notes

        In connection with the spin-off of ILG from IAC/InterActiveCorp ("IAC"), on July 17, 2008, Interval Acquisition Corp., a subsidiary of ILG, ("Issuer" or "Borrower") agreed to issue $300.0 million of aggregate principal amount of 9.5% Senior Notes due 2016 ("Interval Senior Notes") to IAC, and IAC agreed to exchange such Interval Senior Notes for certain of IAC's 7% senior unsecured notes due 2013 pursuant to a notes exchange and consent agreement. The issuance occurred on August 19, 2008 with original issue discount of $23.5 million, based on the difference between the interest rate on the notes and the effective interest rate that would have been payable on the notes if issued in a market transaction based on market conditions existing on July 17, 2008, the date of pricing, estimated to be 11%. The exchange occurred on August 20, 2008. Interest on the Interval Senior Notes is payable semi-annually in cash in arrears on September 1 and March 1 of each year. The Interval Senior Notes are guaranteed by all entities that are domestic subsidiaries of the Issuer and by ILG.

Revolving Credit Facility

        On June 21, 2012, the Issuer entered into an amended and restated Credit Agreement (the "Amended Credit Agreement") which, among other things (1) provides for a $500 million revolving credit facility in place of the existing senior secured credit facility which consisted of a $50 million revolving facility and term loan facility with an original principal amount of $150 million, (2) extends the maturity of the credit facility to June 21, 2017, (3) provides for an interest rate on borrowings, commitment fees and letter of credit fees based on the Borrower's and its subsidiaries' consolidated leverage ratio, and (4) may be increased to up to $700 million, subject to certain conditions. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the Amended Credit Agreement is based on (at the Borrower's election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on the Borrower's leverage ratio. As of June 30, 2012, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The revolving credit facility has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% based on the Borrower's

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 6—LONG-TERM DEBT (Continued)

leverage ratio and as of June 30, 2012 the commitment fee was 0.275%. There have been no borrowings under the revolving credit facility through June 30, 2012.

        Pursuant to the Amended Credit Agreement, all obligations under the revolving credit facility are unconditionally guaranteed by ILG and certain subsidiaries of the Borrower (the "Subsidiary Guarantors"). Borrowings are further secured by (1) 100% of the voting equity securities of the Borrower and the Borrower's U.S. subsidiaries and 65% of the Borrower's first-tier foreign subsidiaries and (2) substantially all of the tangible and intangible property of the Borrower and the Subsidiary Guarantors. The revolving credit facility ranks prior to the Interval Senior Notes to the extent of the value of the assets that secure it.

Irrevocable Notice of Redemption

        The Interval Senior Notes are redeemable by the Issuer in whole or in part, on or after September 1, 2012, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In July 2012, the Issuer issued an irrevocable Notice of Redemption to redeem all of the Interval Senior Notes on September 4, 2012. ILG intends to fund the redemption through the use of its $500 million revolving credit facility and cash on-hand. The early extinguishment of the Interval Senior Notes will result in a loss on extinguishment of debt of approximately $17.9 million during the third quarter of 2012, principally pertaining to the acceleration of the original issue discount and the write-off of related deferred debt issuance costs. The original issue discount is being amortized to "Interest expense" using the effective interest method through maturity.

Extinguishment of Debt

        In connection with entering into the Amended Credit Agreement, we extinguished the outstanding balance of $51.0 million on our term loan, utilizing cash on-hand as of that date. In addition, we recognized a loss of $0.6 million on the early extinguishment of this debt pertaining to the write-off of related unamortized debt issuance costs. This loss is presented as a separate line item within "Total other expense, net" in our consolidated statements of income for the three and six months ended June 30, 2012.

Restrictions and Covenants

        The Interval Senior Notes and revolving credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person.

        The revolving credit facility requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Amended Credit

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 6—LONG-TERM DEBT (Continued)

Agreement, of 3.50 through December 31, 2013 and 3.25 thereafter, and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement, of 3.0. As of June 30, 2012, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 1.74 and 5.06, respectively.

Debt Issuance Costs

        In connection with entering into the Amended Credit Agreement, we incurred $3.9 million in deferred debt issuance costs during the current quarter and wrote-off the remaining unamortized balance of $0.6 million in deferred debt issuance costs relating to the original facility, which is included in loss on extinguishment of debt, as discussed above. At June 30, 2012 and December 31, 2011, total unamortized debt issuance costs on then outstanding debt were $8.0 million, net of $3.7 million of accumulated amortization, and $5.5 million, net of $8.0 million of accumulated amortization, respectively, which was included in "Other non-current assets" in our consolidated balance sheets. Debt issuance costs are amortized to "Interest expense" using the effective interest method through maturity and date of extinguishment for our Interval Senior Notes and term loan, respectively, and on a straight-line basis for our Amended Credit Agreement.

NOTE 7—FAIR VALUE MEASUREMENTS

        In accordance with ASC Topic 820, "Fair Value Measurements," ("ASC 820") the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

  Level 1—Observable inputs that reflect quoted prices in active markets

  Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable

  Level 3—Unobservable inputs in which little or no market data exists, therefore requiring the company to develop its own assumptions

        As part of the acquisition of TPI in November 2010, we are obligated to pay contingent consideration in an amount ranging from zero up to a total of $5.0 million to TPI's former owners during the three year period subsequent to the acquisition should TPI meet certain earnings targets. We calculated the fair value of the contingent consideration as of November 30, 2010, the acquisition date, to be $2.7 million using a probability-weighted income approach and based on significant inputs not observable in the market, such as the determined discount rate of 18.5% as well as the growth rates on the probability weighted cash flows pertaining to the period subject to the contingent consideration, which ranged from 10% to 15%. We believe these inputs represent Level 3

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

measurements within the fair value hierarchy. The fair value of this contingent consideration has been adjusted subsequent to the acquisition date to account for revisions to estimated earnings as well as the accretion of interest on the fair value of the contingent consideration which was discounted to its net present value.

        As of June 30, 2012, the fair value of the remaining contingent consideration was $3.0 million, an increase of $0.2 million from December 31, 2011 due to the aforementioned accretion of interest which is reflected in interest expense in our consolidated statement of income for the three and six months ended June 30, 2012. Of this total contingent consideration, $1.4 million is included in other short-term liabilities and $1.6 million is included in other long-term liabilities in our consolidated balance sheet as of June 30, 2012. A change of 10% to the aforementioned Level 3 inputs would not have resulted in a change, as of June 30, 2012, to the estimated contingent consideration pertaining to this acquisition. There have been no transfers of inputs used in measuring fair value between the three-tier fair value hierarchy since December 31, 2011.

Fair Value of Financial Instruments

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the three and six months ended June 30, 2012. Our financial instruments include guarantees, letters of credit and surety bonds.

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$121,135	$121,135	$195,517	$195,517
Restricted cash and cash equivalents	6,133	6,133	3,488	3,488
Financing receivables	23,505	23,505	16,536	16,536
Total debt	(285,468)	(307,125)	(340,113)	(372,875)
Guarantees, surety bonds and letters of credit	N/A	(37,329)	N/A	(31,585)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have original maturities of three months or less. Under the fair value hierarchy established in ASC 820, cash and cash equivalents and restricted cash and cash equivalents are stated at fair value based on quoted prices in active markets for identical assets (Level 1).The financing receivables pertain to the loans discussed in Note 5. The current carrying value of these financing receivables approximates fair value through inputs inherent to the originating value of these loans, such as interest rates and ongoing credit risk accounted for through non-recurring adjustments for estimated credit losses as necessary (Level 2).

        Borrowings under our Interval Senior Notes and term loan are carried at historical cost and adjusted for amortization of the discount on our Interval Senior Notes and principal payments. The fair

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

value of our Interval Senior Notes was estimated at June 30, 2012 and December 31, 2011 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our Interval Senior Notes (Level 2). The carrying value of our term loan approximates fair value as of December 31, 2011 through inputs inherent to the loan such as variable interest rates and credit risk (Level 2). In June 2012, we extinguished the remaining balance on our term loan. Additionally, there have been no borrowings under our $500 million revolving credit facility through June 30, 2012.

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

NOTE 8—STOCKHOLDERS' EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At June 30, 2012, there were 58.3 million shares of ILG common stock issued, of which 56.6 million are outstanding with 1.7 million shares held as treasury stock. At December 31, 2011, there were 57.7 million shares of ILG common stock issued, of which 56.0 million were outstanding with 1.7 million shares held as treasury stock.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of June 30, 2012 and December 31, 2011. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

        In March 2012 and May 2012, our Board of Directors declared a quarterly dividend of $0.10 per share for shareholders of record on April 2, 2012 and June 12, 2012, respectively. On each of April 18, 2012 and June 26, 2012, a cash dividend of $5.7 million was paid.

Dividend Declared

        In August 2012, our Board of Directors declared a $0.10 per share dividend payable September 20, 2012 to shareholders of record on September 6, 2012. Based on the number of shares of common stock outstanding as of June 30, 2012, at a dividend of $0.10 per share, the anticipated cash outflow would be $5.7 million in the third quarter of 2012.

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

June 30, 2012

(Unaudited)

NOTE 8—STOCKHOLDERS' EQUITY (Continued)

exchange offer for 15% or more of our common stock. The rights plan provides certain exceptions for acquisitions by Liberty Interactive Corporation (formerly known as Liberty Media Corporation) in accordance with an agreement entered into with ILG in connection with its spin-off from IAC. If the rights become exercisable, each right will permit its holder, other than the "acquiring person," to purchase from us shares of common stock at a 50% discount to the then prevailing market price. As a result, the rights will cause substantial dilution to a person or group that becomes an "acquiring person" on terms not approved by our Board of Directors.

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

        During 2011, we repurchased 1.7 million shares of common stock at a cost, including commissions, of $20.9 million under this repurchase program. There were no repurchases of common stock during the first and second quarters of 2012. As of June 30, 2012, the remaining availability for future repurchases of our common stock was $4.1 million.

NOTE 9—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to IRS restrictions. On March 1, 2011, we reinstated the matching contributions under the 401(k) plan for certain businesses, all of which had been suspended since March 1, 2009. Matching contributions for the ILG plan were approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2012, respectively, and approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2011, respectively. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 33,731 share units were outstanding at June 30, 2012. ILG does not provide

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 9—BENEFIT PLANS (Continued)

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

        ILG recognizes non-cash compensation expense for all RSUs held by ILG's employees (including RSUs for stock of IAC or the other spun-off companies held by ILG employees) for which vesting is considered probable. For RSUs to be settled in stock, the accounting charge is measured at the grant date as the fair value of ILG common stock and expensed as non-cash compensation over the vesting term using the straight-line basis for service awards and the accelerated basis for performance-based awards with graded vesting. For certain cliff vesting awards with performance criteria, we also use anticipated future results of operations or the achievement of certain market conditions in determining the fair value of the award. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock, as compensation expense.

        RSUs are not issued or outstanding until vested. In relation to our quarterly dividend, unvested RSUs are credited with dividend equivalents, in the form of additional RSUs, when dividends are paid on our shares of common stock. Such additional RSUs will have the same vesting dates and will vest under the same terms as the RSUs in respect of which such additional RSUs are credited.

        On August 20, 2008, ILG established the ILG 2008 Stock and Annual Incentive Plan (the "2008 Incentive Plan") which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares of common stock were issued. At the time of the spin-off, an additional 5.0 million shares of common stock were reserved for issuance under the 2008 Incentive Plan. As of June 30, 2012, ILG has 1.5 million remaining shares available for future issuance under this plan.

        On March 6, 2012 and March 2, 2011, the Compensation Committee granted approximately 586,000 and 378,000 RSUs, respectively, vesting over three to four years, to certain officers and

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 10—STOCK-BASED COMPENSATION (Continued)

employees of ILG and its subsidiaries. Of the RSUs granted in 2012, approximately 130,000 cliff vest in three years and approximately 73,000 of these RSUs are subject to performance criteria that could result between 0% and 200% of these awards being earned based on defined EBITDA or relative total shareholder return targets over the respective performance period. Of the RSUs granted in 2011, approximately 50,000 cliff vest in three years and are subject to performance criteria that could result between 0% and 200% of these awards being earned based on defined EBITDA targets.

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

        Non-cash compensation expense related to RSUs for the three months ended June 30, 2012 and 2011 was $3.1 million and $2.9 million, respectively. For the six months ended June 30, 2012 and 2011, non-cash compensation expense related to RSUs was $6.2 million and $5.9 million, respectively. At June 30, 2012, there was approximately $16.0 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 1.8 years.

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

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales	$151	$135	$316	$295
Selling and marketing expense	252	211	529	451
General and administrative expense	2,689	2,514	5,324	5,160

Non-cash compensation expense	$3,092	$2,860	$6,169	$5,906

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 10—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes RSU activity during the six months ended June 30, 2012:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	2,098	$12.22
Granted	650	13.70
Vested	(793)	10.28
Forfeited	(11)	13.45

Non-vested RSUs at June 30	1,944	$13.44

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

NOTE 11—INCOME TAXES

        ILG calculates its interim income tax provision in accordance with ASC 740, Income Taxes. At the end of each interim period, ILG makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of a change in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

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

June 30, 2012

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

        For the three and six months ended June 30, 2012, ILG recorded an income tax provision for continuing operations of $5.7 million and $14.3 million, respectively, which represents effective tax rates of 36.3% and 36.1% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three and six months ended June 30, 2012, the effective tax rate decreased due to other income tax items, the most significant of which related to the tax impact of ILG's ability and intention to redeem the Interval Senior Notes and the decrease during the first quarter of 2012 in unrecognized tax benefits associated with the expiration of the statute of limitations related to foreign taxes.

        For the three and six months ended June 30, 2011, ILG recorded an income tax provision for continuing operations of $4.9 million and $12.9 million, respectively, which represents effective tax rates of 39.4% and 38.4% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the six months ended June 30, 2011, the effective tax rate increased due to income taxes associated with the effect of changes in tax laws in certain states that were enacted during the second quarter of 2011. However, this increase was counteracted by a decrease of other income tax items during the first quarter of 2011, which included the decrease in unrecognized tax benefits associated with the expiration of the statute of limitations related to foreign taxes.

        As of June 30, 2012 and December 31, 2011, ILG had unrecognized tax benefits of $0.7 million and $0.9 million, respectively. There were no material increases or decreases in unrecognized tax benefits for the three months ended June 30, 2012. During the six months ended June 30, 2012, the unrecognized tax benefits decreased by approximately $0.2 million during the first quarter of 2012 as a result of the expiration of the statute of limitations related to foreign taxes. Additionally, during the first quarter of 2012, ILG acquired VRI, a domestic S corporation for income tax purposes. During the tax due diligence review of the S corporation status of VRI, a number of potential issues emerged that required a private letter ruling for assurance of VRI's S corporation status for the period prior to the acquisition. The ruling requested inadvertent termination relief if any of the identified issues inadvertently terminated VRI's S Corporation election. VRI submitted the ruling request to the Internal Revenue Service ("IRS") on February 29, 2012. ILG has been advised by its tax advisors that the IRS has been mandated by Congress to be lenient in granting relief for inadvertent terminations, and it has been the experience of our tax advisors that in fact patterns such as VRI's the IRS has been

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 11—INCOME TAXES (Continued)

lenient in granting relief. We have reviewed the analysis prepared by our tax advisors and we do not believe the outcome of this matter will impact VRI's S Corporation election for the period prior to acquisition, or cause a material adjustment to the financial statements.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and six months ended June 30, 2012. During the six months ended June 30, 2012, interest and penalties decreased by approximately $0.2 million during the first quarter of 2012 as a result of the expiration of the statute of limitations related to foreign taxes. As of June 30, 2012, ILG had accrued $0.6 million for interest and penalties.

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

        The IRS has substantially completed its review of IAC's consolidated tax returns for the years ended December 31, 2001 through 2006, which includes our operations from September 24, 2002, our date of acquisition by IAC. The settlement has not yet been submitted to the Joint Committee of Taxation for approval. In July 2011, the IRS began its review of IAC's consolidated tax returns for the years ended December 31, 2007 through 2009, which also includes our operations until the time of the spin-off in August 2008. The statute of limitations for the years 2001 through 2008 has been extended to December 31, 2013. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005. The IRS is also currently examining ILG's Federal consolidated tax return for the short period following the spin-off and ended December 31, 2008. The statute of limitations for the short period following the spin-off and ended December 31, 2008 has been extended to June 30, 2013. This examination is expected to be completed prior to the expiration of the extended statute of limitations in 2013. Additionally, the State of Florida is examining ILG's consolidated state tax return for the short period following the spin-off and ended December 31, 2008 as well as for the tax year ended December 31, 2009. The Florida statute of limitations for the short period following the spin-off and ended December 31, 2008 and for the tax year ended December 31, 2009 have been extended to 2013 and 2014, respectively. This examination is expected to be completed prior to the expiration of the extended statute of limitations.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 11—INCOME TAXES (Continued)

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

        On July 17, 2012, the U.K. Finance Act of 2012 was enacted which further reduced the U.K. corporate income tax rate to 24%, effective April 1, 2012 and 23%, effective April 1, 2013. The impact of these further rate reductions is not included in the current reporting period. The impact of these rate reductions will be reflected during the third quarter of 2012, the reporting period when the law was enacted, and are expected to have a similar impact on our financial statements as in 2011, outlined above. However, the actual impact will be dependent on our deferred tax position at that time.

NOTE 12—SEGMENT INFORMATION

        Pursuant to FASB guidance as codified in ASC 280, an operating segment is a component of a public entity (1) that engages in business activities that may earn revenues and incur expenses; (2) for which operating results are regularly reviewed by the entity's chief operating decision maker to make decisions about resources to be allocated to the segments and assess its performance; and (3) for which discrete financial information is available. We also considered how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered. ILG consists of two operating segments which are also reportable segments. Membership and Exchange, our principal operating segment, offers travel and leisure related products and services to owners of vacation interests and others mostly through various membership programs, as well as related services to resort developer clients. Management and Rental, our other operating segment, provides hotel, condominium resort, timeshare resort and homeowners association management, and rental services to both vacation property owners and vacationers.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 12—SEGMENT INFORMATION (Continued)

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Membership and Exchange
Revenue	$89,726	$87,351	$190,633	$183,779
Cost of sales	22,720	20,816	47,846	43,462

Gross profit	67,006	66,535	142,787	140,317
Selling and marketing expense	13,275	13,189	26,127	26,159
General and administrative expense	21,915	21,701	44,141	43,868
Amortization expense of intangibles	5,420	5,425	10,840	10,849
Depreciation expense	2,951	3,162	6,014	6,189

Segment operating income	$23,445	$23,058	$55,665	$53,252

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Management and Rental
Management fee revenue	$13,615	$6,818	$26,048	$15,746
Pass-through revenue	15,327	11,385	28,726	23,012

Total revenue	28,942	18,203	54,774	38,758
Cost of sales	20,541	14,517	38,206	29,394

Gross profit	8,401	3,686	16,568	9,364
Selling and marketing expense	993	853	1,914	1,715
General and administrative expense	5,065	2,459	8,265	4,607
Amortization expense of intangibles	1,869	1,380	3,492	2,769
Depreciation expense	271	235	514	498

Segment operating income (loss)	$203	$(1,241)	$2,383	$(225)

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 12—SEGMENT INFORMATION (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated
Revenue	$118,668	$105,554	$245,407	$222,537
Cost of sales	43,261	35,333	86,052	72,856

Gross profit	75,407	70,221	159,355	149,681
Direct segment operating expenses	51,759	48,404	101,307	96,654

Operating income	$23,648	$21,817	$58,048	$53,027

        Selected financial information by reporting segment is presented below (in thousands):

	June 30, 2012	December 31, 2011
Total Assets:
Membership and Exchange	$841,200	$898,038
Management and Rental	119,370	78,284

Total	$960,570	$976,322

        We maintain operations in the United States and international locations, primarily the United Kingdom. Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
United States	$100,963	$88,235	$208,924	$187,114
All other countries	17,705	17,319	36,483	35,423

Total	$118,668	$105,554	$245,407	$222,537

	June 30, 2012	December 31, 2011
Long-lived assets (excluding goodwill and other intangible assets):
United States	$50,125	$48,375
All other countries	2,312	2,264

Total	$52,437	$50,639

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

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

        Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. At June 30, 2012, guarantees, surety bonds and letters of credit totaled $37.3 million, with the highest annual amount of $12.4 million occurring in year one. Guarantees represent $34.7 million of this total and primarily relate to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities of Aston, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of June 30, 2012, future amounts are not expected to be significant, individually or in the aggregate.

        The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of June 30, 2012, amounts pending reimbursements are not significant.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

European Union Value Added Tax Matter

        In 2009, the European Court of Justice issued a judgment related to Value Added Tax ("VAT") in Europe against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and altered the manner in which the Membership and Exchange segment accounts for VAT on its revenues as well as to which EU country VAT is owed. As of June 30, 2012 and December 31, 2011, ILG had an accrual of $4.8 million and $1.4 million, respectively, representing the net exposure of any VAT reclaim refund receivable and accrued VAT liabilities related to this matter. The net change in the accrual primarily relates to the receipt of $5.1 million during the first quarter 2012 on the VAT reclaim refund from one of the jurisdictions which increased the net VAT accrual balance as of June 30, 2012. This increase was partially offset by a $1.0 million decrease due to the change in estimate primarily to update the periods for which the accrued VAT liabilities are due, a $0.4 million payment, as well as the effect of foreign currency remeasurements. The change in estimate resulted in a favorable adjustment to our consolidated statement of income for the six months ended June 30, 2012. Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $4.8 million up to approximately $7.0 million based on quarter-end exchange rates. ILG believes that the $4.8 million accrual at June 30, 2012 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION

        The Interval Senior Notes are guaranteed by ILG and the domestic subsidiaries of the Issuer. These guarantees are full and unconditional and joint and several.

        The following tables present condensed consolidating financial information as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 for ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined guarantor subsidiaries of ILG (collectively, the "Guarantor Subsidiaries"), the combined non-guarantor subsidiaries of ILG

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

(collectively, the "Non-Guarantor Subsidiaries") and ILG on a consolidated basis (in thousands). ILG was incorporated in May 2008 and became the parent company of the Issuer in August 2008.

Balance Sheet as of June 30, 2012	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$487	$12	$135,546	$98,003	$—	$234,048
Property and equipment, net	561	—	49,555	2,321	—	52,437
Goodwill and intangible assets, net	—	274,438	338,723	—	—	613,161
Investment in subsidiaries	290,247	1,001,101	62,157	—	(1,353,505)	—
Other assets	—	5,151	48,645	7,128	—	60,924

Total assets	$291,295	$1,280,702	$634,626	$107,452	$(1,353,505)	$960,570

Current liabilities	$936	$9,777	$160,430	$29,096	$—	$200,239
Other liabilities	—	283,785	193,232	14,591	—	491,608
Intercompany liabilities (receivables)/equity	22,058	696,893	(720,559)	1,608	—	—
Redeemable noncontrolling interest	—	—	422	—	—	422
Stockholders' equity	268,301	290,247	1,001,101	62,157	(1,353,505)	268,301

Total liabilities and equity	$291,295	$1,280,702	$634,626	$107,452	$(1,353,505)	$960,570

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Balance Sheet as of December 31, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$572	$59	$199,944	$85,064	$—	$285,639
Property and equipment, net	621	—	47,752	2,266	—	50,639
Goodwill and intangible assets, net	—	284,918	301,878	—	—	586,796
Investment in subsidiaries	260,010	937,645	54,350	—	(1,252,005)	—
Other assets	—	2,629	43,214	7,405	—	53,248

Total assets	$261,203	$1,225,251	$647,138	$94,735	$(1,252,005)	$976,322

Current liabilities	$591	$9,749	$144,168	$23,502	$—	$178,010
Other liabilities	—	338,430	195,637	15,141	—	549,208
Intercompany liabilities (receivables) / equity	11,927	617,062	(630,731)	1,742	—	—
Redeemable noncontrolling interest	—	—	419	—	—	419
Stockholders' equity	248,685	260,010	937,645	54,350	(1,252,005)	248,685

Total liabilities and equity	$261,203	$1,225,251	$647,138	$94,735	$(1,252,005)	$976,322

Statement of Income for the Three Months Ended June 30, 2012	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$106,148	$12,520	$—	$118,668
Operating expenses	(930)	(5,241)	(78,728)	(10,121)	—	(95,020)
Interest income (expense), net	—	(8,627)	351	28	—	(8,248)
Other income	10,623	18,909	2,149	1,028	(32,331)	378
Income tax benefit (provision)	359	5,582	(10,409)	(1,259)	—	(5,727)

Net income	10,052	10,623	19,511	2,196	(32,331)	10,051
Net loss attributable to noncontrolling interest	—	—	1	—	—	1

Net income attributable to common stockholders	$10,052	$10,623	$19,512	$2,196	$(32,331)	$10,052

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Three Months Ended June 30, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$92,959	$12,595	$—	$105,554
Operating expenses	(748)	(5,240)	(67,751)	(9,998)	—	(83,737)
Interest income (expense), net	—	(8,767)	126	(233)	—	(8,874)
Other income (loss)	7,963	16,564	1,109	(581)	(25,625)	(570)
Income tax benefit (provision)	287	5,403	(9,884)	(681)	—	(4,875)

Net income	7,502	7,960	16,559	1,102	(25,625)	7,498
Net loss attributable to noncontrolling interest	—	—	4	—	—	4

Net income attributable to common stockholders	$7,502	$7,960	$16,563	$1,102	$(25,625)	$7,502

Statement of Income for the Six Months Ended June 30, 2012	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$219,670	$25,737	$—	$245,407
Operating expenses	(1,371)	(10,481)	(156,887)	(18,620)	—	(187,359)
Interest income (expense), net	—	(17,334)	654	294	—	(16,386)
Other income (expense), net	26,119	42,972	3,627	(1,149)	(73,664)	(2,095)
Income tax benefit (provision)	529	10,962	(23,486)	(2,292)	—	(14,287)

Net income	25,277	26,119	43,578	3,970	(73,664)	25,280
Net income attributable to noncontrolling interest	—	—	(3)	—	—	(3)

Net income attributable to common stockholders	$25,277	$26,119	$43,575	$3,970	$(73,664)	$25,277

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Income for the Six Months Ended June 30, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$196,573	$25,964	$—	$222,537
Operating expenses	(1,484)	(10,480)	(138,006)	(19,540)	—	(169,510)
Interest income (expense), net	—	(17,582)	134	(271)	—	(17,719)
Other income (expense), net	21,610	38,844	2,634	(1,466)	(63,352)	(1,730)
Income tax benefit (provision)	571	10,825	(22,493)	(1,785)	—	(12,882)

Net income	20,697	21,607	38,842	2,902	(63,352)	20,696
Net loss attributable to noncontrolling interest	—	—	1	—	—	1

Net income attributable to common stockholders	$20,697	$21,607	$38,843	$2,902	$(63,352)	$20,697

Statement of Comprehensive Income for the Three Months Ended June 30, 2012	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Net income attributable to common stockholders	$10,052	$10,623	$19,512	$2,196	$(32,331)	$10,052
Total other comprehensive loss, net of tax	(1,858)	(1,858)	(1,816)	(1,357)	5,031	(1,858)

Comprehensive income	$8,194	$8,765	$17,696	$839	$(27,300)	$8,194

Statement of Comprehensive Income for the Three Months Ended June 30, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Net income attributable to common stockholders	$7,502	$7,960	$16,563	$1,102	$(25,625)	$7,502
Total other comprehensive income, net of tax	697	697	635	651	(1,983)	697

Comprehensive income	$8,199	$8,657	$17,198	$1,753	$(27,608)	$8,199

Statement of Comprehensive Income for the Six Months Ended June 30, 2012	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Net income attributable to common stockholders	$25,277	$26,119	$43,575	$3,970	$(73,664)	$25,277
Total other comprehensive income, net of tax	1,109	1,109	1,045	887	(3,041)	1,109

Comprehensive income	$26,386	$27,228	$44,620	$4,857	$(76,705)	$26,386

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Statement of Comprehensive Income for the Six Months Ended June 30, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Net income attributable to common stockholders	$20,697	$21,607	$38,843	$2,902	$(63,352)	$20,697
Total other comprehensive income, net of tax	2,637	2,637	2,601	1,802	(7,040)	2,637

Comprehensive income	$23,334	$24,244	$41,444	$4,704	$(70,392)	$23,334

Statement of Cash Flows for the Six Months Ended June 30, 2012	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(2,630)	$(4,055)	$48,660	$8,223	$50,198
Cash flows provided by (used in) investing activities	15,320	63,455	(132,009)	(424)	(53,658)
Cash flows used in financing activities	(12,690)	(59,400)	—	—	(72,090)
Effect of exchange rate changes on cash and cash equivalents	—	—	(179)	1,347	1,168
Cash and cash equivalents at beginning of period	—	—	114,802	80,715	195,517

Cash and cash equivalents at end of period	$—	$—	$31,274	$89,861	$121,135

Statement of Cash Flows for the Six Months Ended June 30, 2011	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(1,792)	$(4,527)	$57,571	$5,514	$56,766
Cash flows provided by (used in) investing activities	2,869	14,103	(35,367)	(2,145)	(20,540)
Cash flows used in financing activities	(1,077)	(9,576)	—	—	(10,653)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4,064	4,064
Cash and cash equivalents at beginning of period	—	—	101,339	79,163	180,502

Cash and cash equivalents at end of period	$—	$—	$123,543	$86,596	$210,139

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

GENERAL

        The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three and six months ended June 30, 2012. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this report as well as our 2011 Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). This discussion includes the following sections:

  •
  Management Overview

  •
  Results of Operations

  •
  Financial Position, Liquidity and Capital Resources

  •
  Critical Accounting Policies and Estimates

  •
  ILG's Principles of Financial Reporting

  •
  Reconciliation of EBITDA and Adjusted EBITDA

 MANAGEMENT OVERVIEW

General Description of our Business

        ILG is a leading global provider of membership and leisure services to the vacation industry. We operate in two business segments: Membership and Exchange and Management and Rental. Our principal business segment, Membership and Exchange, offers travel and leisure related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. Management and Rental, our other business segment, provides hotel, resort and homeowners association management and rental services to both vacation property owners and vacationers.

Membership and Exchange Services

        Interval, the principal business comprising our Membership and Exchange segment, has been a leader in the membership and exchange services industry since its founding in 1976. As of June 30, 2012, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

  •
  a large and diversified base of participating resorts consisting of approximately 2,700 resorts located in over 75 countries, including both leading independent resort developers and branded hospitality companies; and

  •
  approximately 1.9 million vacation ownership interest owners enrolled as members of the Interval Network.

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

Management and Rental Services

        We also provide management and rental services to hotels as well as condominium and timeshare resorts and their homeowners associations through Aston, Vacation Resorts International ("VRI") and Trading Places International ("TPI"). Such vacation properties and hotels are not owned by us. Aston is based in Hawaii and concentrates largely on hotel and condominium resort management primarily in Hawaii, as well as vacation property rental and related services (including common area and owner association management services for condominium projects). TPI provides timeshare resort and homeowners association management services as well as vacation rentals. On February 28, 2012, we acquired VRI, the largest independent provider of resort and homeowners association management services to the shared ownership industry.

        As of June 30, 2012, the businesses that comprise our Management and Rental segment provided management and rental services at over 200 vacation properties, resorts and club locations in North America as well as more limited management services to certain additional properties.

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

International Operations

        International revenue increased approximately 2.2% and 3.0% in the three and six months ended June 30, 2012 compared to the same periods in 2011. As a percentage of our total revenue, international revenue decreased to 14.9% in the three and six months ended June 30, 2012 from 16.4% for the three months ended June 30, 2011 and 15.9% from the six months ended June 30, 2011. The decreases as a percentage of total revenue are attributable to higher U.S. revenue mainly due to our newly acquired VRI business.

Other Factors Affecting Results

Membership and Exchange

        The reduction in sales and marketing expenditures by resort developers spurred by the lack of receivables financing has resulted in a decrease in the flow of new members from point of sale to our exchange networks; however, the improved access to receivables financing that commenced in 2011 has continued thus far this year. Because financing standards for consumers remain higher than those required several years ago, developers are continuing to modify their business models. As developers with greater levels of debt continue to work with their lenders, we anticipate additional bankruptcies, reorganizations and consolidation within the industry, although to a lesser extent than the last several years.

        In addition, our 2012 results continue to be negatively affected by a shift in the mix and availability of exchange and Getaway inventory and changes in travel patterns which has driven an increase in the volume of purchased rental inventory.

Management and Rental

        Our Management and Rental segment results are susceptible to variations in economic conditions, particularly in its primary market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii have increased 10.8% and 9.7% for the three and six months ended June 30, 2012, respectively, compared to the same periods in the prior year. This is consistent with Aston's managed properties in Hawaii experiencing increases in occupancy, partly related to decreases in available room nights, leading to overall increases of 20.5% and 16.1% in revenue per available room ("RevPAR") in Hawaii for the three and six months ended June 30, 2012 compared to the same periods in 2011, respectively. The aforementioned increases in RevPAR in Hawaii were driven by both occupancy and higher average daily rates.

        As of the latest forecast (July 2012), the Hawaii Tourism Authority forecasts increases of 6.3% in visitors to Hawaii and 15.4% in visitor expenditures in 2012 over 2011. Our second quarter and year-to-date 2012 results include the results of operations from VRI for the months subsequent to our February 28, 2012 acquisition.

Outlook

        Throughout 2011, the vacation ownership industry remained in a period of transition that resulted in the bankruptcy, restructuring and consolidation of developers as well as continued modifications to their business models. We anticipate this period of transition to continue throughout 2012. Additionally, we anticipate increased competition in our membership and exchange business resulting from developers' proprietary clubs.

        For the Management and Rental segment, we expect Aston's RevPAR to continue to show year-over-year improvement as its primary market, Hawaii, continues its tourism recovery; however, increases in airfare may negatively impact visitor arrivals from the mainland and temper growth. Additionally, our comparative results for the remainder of 2012 will be favorably impacted by the inclusion of the results of operations from VRI subsequent to our acquisition.

        On June 21, 2012, we entered into an amended and restated credit agreement which provides, among other things, a $500 million revolving credit facility, as further discussed in Note 6 of the interim consolidated financial statements included in this report. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate, as defined, plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on ILG's leverage ratio. In July 2012, we issued an irrevocable Notice of Redemption to redeem all of our 9.5% senior notes on September 4, 2012. We intend to fund the redemption through the use of our $500 million revolving credit facility and cash on hand which will result in lower costs to service this debt on a comparative basis thereafter. Additionally, the extinguishment of our senior notes will result in a non-cash, pre-tax loss on extinguishment of debt of approximately $17.9 million during the third quarter 2012 principally pertaining to the acceleration of the original issue discount and the write-off of related deferred debt issuance costs.

        Lastly, during the quarter, the ownership and debt structure of one of Aston's largest managed properties was restructured. This caused Aston's management agreement for the property to be modified, Aston's compensation to be reduced and the remaining term to be shortened, with short-term renewals at the option of the new property owner. Consequently, during the quarter we assessed the impact of these modifications on our Management and Rental operating segment to determine whether an interim impairment test of long-lived assets and goodwill and other indefinite-lived intangible assets is warranted. The result of this assessment did not indicate that assets might be impaired and, therefore, an interim impairment test was not warranted at this time.

 RESULTS OF OPERATIONS

Revenue

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$49,082	3.0%	$47,652
Membership fee revenue	32,535	NM	32,521
Ancillary member revenue	1,744	(3.3)%	1,803

Total member revenue	83,361	1.7%	81,976
Other revenue	6,365	18.4%	5,375

Total Membership and Exchange revenue	89,726	2.7%	87,351

Management and Rental
Management fee and rental revenue	13,615	99.7%	6,818
Pass-through revenue	15,327	34.6%	11,385

Total Management and Rental revenue	28,942	59.0%	18,203

Total revenue	$118,668	12.4%	$105,554

        Revenue for the three months ended June 30, 2012 increased $13.1 million, or 12.4%, from the comparable period in 2011. Membership and Exchange segment revenue increased $2.4 million, or 2.7%, in the quarter compared to the prior year and Management and Rental segment revenue increased $10.7 million, or 59.0%, from 2011.

Membership and Exchange

        Total active members in the Interval Network at June 30, 2012 increased to approximately 1.86 million members as compared to approximately 1.81 million members at June 30, 2011, an increase of 3.0%. The increase of $2.4 million in Membership and Exchange segment revenue is due to increases in transaction revenue and other revenue of $1.4 million and $1.0 million, respectively. The increase in other revenue is primarily attributable to the membership and exchange related activities of TPI and the inclusion of VRI subsequent to our acquisition in February 2012, along with higher sales of marketing materials at Interval during the period. The higher transaction revenue is a result of an increase of $0.3 million in revenue from exchanges and Getaways and increases in reservation servicing and other transaction related fees of $0.4 million and $0.7 million, respectively. Higher transaction revenue from exchanges and Getaways was due to a 7.0% increase in average fee per transaction, partially offset by a 5.8% decrease in exchange and Getaway transaction activity. Membership fee revenue during the second quarter of 2012 was consistent with 2011.

        Overall Interval Network average revenue per member was $45.11 in the second quarter of 2012, relatively consistent with $45.24 in the prior year.

Management and Rental

        The increase of $6.8 million, or 99.7%, in management fee and rental revenue includes $5.3 million of incremental VRI management fee revenue and a $0.7 million contribution from TPI primarily related to the addition of new property management contracts. Fee income earned from managed hotel and condominium resort properties at Aston increased $0.8 million, or 15.1%, during the quarter compared to prior year quarter due to a 23.5% increase in RevPAR to $117.49 driven by increases in occupancy and average daily rate.

        The increase of $3.9 million, or 34.6%, in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners association without mark-up ("pass-through revenue"). The increase in pass-through revenue is mostly related to our acquisition of VRI and, to a lesser extent, increases at Aston and TPI.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$110,233	6.0%	$104,029
Membership fee revenue	65,134	NM	65,111
Ancillary member revenue	3,735	(1.2)%	3,781

Total member revenue	179,102	3.6%	172,921
Other revenue	11,531	6.2%	10,858

Total Membership and Exchange revenue	190,633	3.7%	183,779

Management and Rental
Management fee and rental revenue	26,048	65.4%	15,746
Pass-through revenue	28,726	24.8%	23,012

Total Management and Rental revenue	54,774	41.3%	38,758

Total revenue	$245,407	10.3%	$222,537

        Revenue for the six months ended June 30, 2012 increased $22.9 million, or 10.3%, from the comparable period in 2011. Membership and Exchange segment revenue increased $6.9 million, or 3.7%, in the period compared to the prior year and Management and Rental segment revenue increased $16.0 million, or 41.3%, from 2011.

Membership and Exchange

        The increase of $6.9 million in Membership and Exchange segment revenue in 2012 is due to increases in transaction revenue and other revenue of $6.2 million and $0.7 million, respectively. The higher transaction revenue is a result of an increase of $3.4 million in revenue from exchanges and Getaways and increases in reservation servicing and other transaction related fees of $1.1 million and $1.7 million, respectively. Higher transaction revenue from exchanges and Getaways was due to a 7.5% increase in average fee per transaction, partially offset by a 3.6% decrease in exchange and Getaway transaction activity. Membership fee revenue during the first six months of 2012 was consistent with 2011. The increase in other revenue in the six month period is primarily attributable to the membership and exchange related activities of TPI and the inclusion of VRI subsequent to our acquisition in February 2012.

        Overall Interval Network average revenue per member increased 2.1% to $97.43 in 2012 from $95.42 in 2011.

Management and Rental

        The increase of $10.3 million, or 65.4%, in management fee and rental revenue includes $7.4 million of incremental VRI management fee revenue and a $1.4 million contribution from TPI primarily related to the addition of new property management contracts. Fee income earned from managed hotel and condominium resort properties at Aston increased $1.6 million, or 12.8%, in 2012 due to an 18.2% increase in RevPAR to $130.50 driven by increases in occupancy and average daily rate.

        The increase of $5.7 million, or 24.8%, in pass-through revenue is mostly related to our acquisition of VRI and, to a lesser extent, increases at Aston and TPI.

Cost of Sales

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange	$22,720	9.1%	$20,816
Management and Rental
Management fee and rental expenses	5,214	66.5%	3,132
Pass-through expenses	15,327	34.6%	11,385

Total Management and Rental cost of sales	20,541	41.5%	14,517

Total cost of sales	$43,261	22.4%	$35,333

As a percentage of total revenue	36.5%	8.9%	33.5%
As a percentage of total revenue excluding pass-through revenue	41.9%	11.6%	37.5%
Gross margin	63.5%	(4.5)%	66.5%
Gross margin without pass-through revenue/expenses	73.0%	(2.1)%	74.6%

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

        Cost of sales in the second quarter of 2012 increased $7.9 million from 2011, consisting of an increase of $1.9 million from our Membership and Exchange segment and $6.0 million from our Management and Rental segment. Overall gross margin decreased 4.5% to 63.5% this quarter compared to 2011, primarily due to increased gross profit contribution from our lower-margin Management and Rental segment relative to total ILG gross profit.

        Gross margin for the Membership and Exchange segment decreased by 2.0% as compared to the prior year. Cost of sales for this segment increased $1.9 million primarily due to an increase of $1.2 million in compensation and other employee related costs primarily related to our call center and related member servicing activities, $0.4 million in membership fulfillment related expenses, in part attributable to an increase in the number of active members in our Interval Network, and $0.4 million in the cost of purchased inventory. The increase in the cost of purchased inventory was due to a higher proportion of purchased inventory utilized during the quarter, partly offset by a decrease in the average cost per unit of this purchased inventory.

        The increase of $6.0 million in cost of sales from the Management and Rental segment was primarily attributable to an increase of $3.9 million in segment pass-through revenue coupled with an increase of $1.8 million in other incremental expenses related to VRI. Gross margin for this segment increased 43.3% to 29.0% in the second quarter of 2012 compared to 2011. The Management and Rental segment has lower gross margins than our Membership and Exchange segment largely due to the pass-through revenue. Excluding the effect of pass-through revenue, gross margin for this segment increased 14.1% to 61.7% during the quarter compared to prior year.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange	$47,846	10.1%	$43,462
Management and Rental
Management fee and rental expenses	9,480	48.5%	6,382
Pass-through expenses	28,726	24.8%	23,012

Total Management and Rental cost of sales	38,206	30.0%	29,394

Total cost of sales	$86,052	18.1%	$72,856

As a percentage of total revenue	35.1%	7.1%	32.7%
As a percentage of total revenue excluding pass-through revenue	39.7%	8.8%	36.5%
Gross margin	64.9%	(3.5)%	67.3%
Gross margin without pass-through revenue/expenses	73.5%	(2.0)%	75.0%

        Cost of sales increased $13.2 million from 2011, consisting of an increase of $4.4 million from our Membership and Exchange segment and $8.8 million from our Management and Rental segment. Overall gross margin decreased 3.5% to 64.9% in the first half of 2012 compared to 2011, primarily due to increased gross profit contribution from our lower-margin Management and Rental segment relative to total ILG gross profit.

        Gross margin for the Membership and Exchange segment decreased by 1.9% during first six months of 2012 compared to the prior year. Cost of sales for this segment increased $4.4 million primarily due to an increase of $2.2 million in compensation and other employee related costs primarily related to our call center and related member servicing activities, $1.3 million in membership fulfillment related expenses, in part attributable to an increase in the number of active members in our Interval Network, and $1.1 million in the cost of purchased inventory. The increase in the cost of purchased inventory was due to a higher proportion of purchased inventory utilized during 2012, partly offset by a decrease in the average cost per unit of this purchased inventory.

        The increase of $8.8 million in cost of sales from the Management and Rental segment was primarily attributable to an increase of $5.7 million in segment pass-through revenue coupled with an increase of $2.5 million in other incremental expenses related to VRI and an increase of $0.5 million in compensation and other employee related costs at TPI and Aston. Gross margin for this segment increased 25.2% to 30.2% in the first half of 2012 compared to 2011. Excluding the effect of pass-through revenue, gross margin for this segment increased 7.0% to 63.6% during 2012 compared to the prior year.

Selling and marketing expense

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,
	2012	% Change	2011
	(Dollars in thousands)
Selling and marketing expense	$14,268	1.6%	$14,042
As a percentage of total revenue	12.0%	(9.6)%	13.3%
As a percentage of total revenue excluding pass-through revenue	13.8%	(7.4)%	14.9%

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

        Selling and marketing expense in the second quarter 2012 remained relatively flat compared to 2011, increasing $0.2 million, or 1.6%. As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 9.6% and 7.4%, respectively, during the second quarter of 2012 compared to the prior year.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,
	2012	% Change	2011
	(Dollars in thousands)
Selling and marketing expense	$28,041	0.6%	$27,874
As a percentage of total revenue	11.4%	(8.8)%	12.5%
As a percentage of total revenue excluding pass-through revenue	12.9%	(7.4)%	14.0%

        Selling and marketing expense in 2012 remained relatively flat compared to 2011, increasing $0.2 million, or 0.6%. As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 8.8% and 7.4%, respectively, during the first six months of 2012 compared to the prior year.

General and administrative expense

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,
	2012	% Change	2011
	(Dollars in thousands)
General and administrative expense	$26,980	11.7%	$24,160
As a percentage of total revenue	22.7%	(0.7)%	22.9%
As a percentage of total revenue excluding pass-through revenue	26.1%	1.8%	25.7%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, as well as facilities costs, fees for professional services and other company-wide benefits.

        General and administrative expense in the second quarter 2012 increased $2.8 million from 2011, primarily due to an increase of $2.5 million in overall compensation and other employee-related costs, as well as other incremental expenses of $0.9 million from VRI. These increases were partly offset by a $0.4 million decrease in our estimated accrual for Value Added Tax ("VAT") and a favorable variance of $0.2 million in operating currency impact resulting from foreign currency remeasurements of operating assets and liabilities denominated in a currency other than the functional currency.

        The $2.5 million increase in overall compensation and other employee-related costs was primarily due to $1.6 million of incremental compensation and other employee-related expenses from VRI and increases in non-cash compensation and various other employee-related costs.

        As a percentage of total revenue and total revenue excluding pass-through revenue, general and administrative expense decreased 0.7% and increased 1.8%, respectively, during the second quarter of 2012 compared to the prior year.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,
	2012	% Change	2011
	(Dollars in thousands)
General and administrative expense	$52,406	8.1%	$48,475
As a percentage of total revenue	21.4%	(2.0)%	21.8%
As a percentage of total revenue excluding pass-through revenue	24.2%	(0.5)%	24.3%

        General and administrative expense increased $3.9 million from 2011, primarily due to an increase of $4.1 million in overall compensation and other employee-related costs as well as other incremental expenses of $1.2 million from VRI, partly offset by a $1.2 million decrease in our estimated accrual for VAT.

        The $4.1 million increase in overall compensation and other employee-related costs was primarily due to $2.2 million of incremental compensation and other employee-related expenses from VRI and increases in health and welfare insurance expense, non-cash compensation expense and various other employee-related costs.

        As a percentage of total revenue and total revenue excluding pass-through revenue, general and administrative expense decreased 2.0% and 0.5%, respectively, during 2012 compared to the prior year.

Amortization Expense of Intangibles

For the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
	(Dollars in thousands)			(Dollars in thousands)
Amortization	$7,289	7.1%	$6,805	$14,332	5.2%	$13,618
As a percentage of total revenue	6.1%	(4.7)%	6.4%	5.8%	(4.6)%	6.1%
As a percentage of total revenue excluding pass-through revenue	7.1%	(2.4)%	7.2%	6.6%	(3.1)%	6.8%

        Amortization expense of intangibles for the three and six months ended June 30, 2012 increased from the comparable 2011 period due to the incremental amortization expense pertaining to intangible assets resulting from the acquisition of VRI.

Depreciation Expense

For the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
	(Dollars in thousands)			(Dollars in thousands)
Depreciation	$3,222	(5.2)%	$3,397	$6,528	(2.4)%	$6,687
As a percentage of total revenue	2.7%	(15.6)%	3.2%	2.7%	(11.5)%	3.0%
As a percentage of total revenue excluding pass-through revenue	3.1%	(13.6)%	3.6%	3.0%	(10.1)%	3.4%

        Depreciation expense for the three and six months ended June 30, 2012 decreased 5.2% and 2.4%, respectively. The decrease in both periods relates to certain assets, mostly pertaining to IT initiatives, being fully depreciated primarily in either the latter part of 2011 or the first quarter of 2012.

Operating Income

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange	$23,445	1.7%	$23,058
Management and Rental	203	116.4%	(1,241)

Total operating income	$23,648	8.4%	$21,817

As a percentage of total revenue	19.9%	(3.6)%	20.7%
As a percentage of total revenue excluding pass-through revenue	22.9%	(1.2)%	23.2%

        Operating income in the second quarter 2012 increased $1.8 million from the comparable period in 2011, consisting of an increase of $0.4 million from our Membership and Exchange segment and $1.4 million from our Management and Rental segment.

        Operating income for our Membership and Exchange segment increased $0.4 million to $23.4 million in the second quarter 2012 from 2011 due to higher gross profit contribution from the membership and exchange activities of TPI and the inclusion of VRI's results.

        The increase in operating income of $1.4 million at our Management and Rental segment is primarily due to improved operating results at Aston and TPI during the quarter, coupled with the incremental contribution from VRI.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange	$55,665	4.5%	$53,252
Management and Rental	2,383	NM	(225)

Total operating income	$58,048	9.5%	$53,027

As a percentage of total revenue	23.7%	(0.7)%	23.8%
As a percentage of total revenue excluding pass-through revenue	26.8%	0.8%	26.6%

        Operating income for the first six months of 2012 increased $5.0 million from the comparable period in 2011, consisting of an increase of $2.4 million from our Membership and Exchange segment and $2.6 million from our Management and Rental segment.

        Operating income for our Membership and Exchange segment increased $2.4 million to $55.7 million in 2012 from 2011 due to higher gross profit at Interval largely attributable to stronger transaction revenue and, to a lesser extent, higher gross profit contribution from the membership and exchange activities of TPI and VRI.

        The increase in operating income of $2.6 million at our Management and Rental segment is primarily due to higher gross profit due to higher gross profit at Aston and TPI during first half of 2012, coupled with the incremental contribution from VRI.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting."

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange	$34,651	1.1%	$34,267
Management and Rental	2,600	324.8%	612

Total Adjusted EBITDA	$37,251	6.8%	$34,879

As a percentage of total revenue	31.4%	(5.0)%	33.0%
As a percentage of total revenue excluding pass-through revenue	36.0%	(2.7)%	37.0%

        Adjusted EBITDA in the second quarter 2012 increased $2.4 million from 2011, or 6.8%, consisting of an increase of $0.4 million from our Membership and Exchange segment and $2.0 million from our Management and Rental segment.

        Adjusted EBITDA from our Membership and Exchange segment increased to $34.7 million in 2012 from $34.3 million in 2011. The improvement in Adjusted EBITDA in this segment is primarily due to higher gross profit contribution from the membership and exchange activities of TPI and the inclusion of VRI's results, partly offset by a marginal contraction in Interval's gross margin mainly related to increased call center and member servicing related costs along with a higher proportion of purchased inventory utilized during the quarter.

        Adjusted EBITDA from our Management and Rental segment increased to $2.6 million in 2012 from $0.6 million in 2011. The improvement in Adjusted EBITDA in this segment is primarily due to higher gross profit of $4.7 million delivered mainly as a result of the inclusion of VRI in our results of operations, improvement in Aston's RevPAR during the quarter and new property management contracts gained at TPI subsequent to the second quarter 2011. This was partly offset by an increase of $2.6 million in general and administrative expense due to the inclusion of VRI's general and administrative expenses.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange	$78,162	3.3%	$75,673
Management and Rental	6,915	94.0%	3,565

Total Adjusted EBITDA	$85,077	7.4%	$79,238

As a percentage of total revenue	34.7%	(2.6)%	35.6%
As a percentage of total revenue excluding pass-through revenue	39.3%	(1.1)%	39.7%

        Adjusted EBITDA for the first six months of 2012 increased $5.8 million from 2011, or 7.4%, consisting of an increase of $2.5 million from our Membership and Exchange segment and $3.3 million from our Management and Rental segment.

        Adjusted EBITDA from our Membership and Exchange segment increased to $78.2 million in 2012 from $75.7 million in 2011. The improvement in this segment's Adjusted EBITDA in the first half of 2012 is primarily due to improved gross profit at Interval, principally during the first quarter, coupled with higher gross profit contribution from the membership and exchange activities of TPI and the inclusion of VRI's results.

        The increase in Interval gross profit is mainly attributed to higher transaction revenue during the period, more specifically an increase in the average fees related to exchange and Getaway transaction activity, as well as higher reservation servicing and other ancillary transaction related fees. This increase in revenue was partly offset by higher cost of sales related to an increase in purchased inventory, used primarily for Getaway transaction activity, increases in membership fulfillment expenses, and higher call center and member servicing related costs.

        Adjusted EBITDA from our Management and Rental segment increased to $6.9 million in 2012 from $3.6 million in 2011. The improvement in Adjusted EBITDA in this segment is primarily due to higher gross profit of $7.2 million delivered largely as a result of the inclusion of VRI in our results of operations, increases in Aston's RevPAR and gross margin and new property management contracts gained at TPI subsequent to the second quarter 2011. This was partly offset by an increase of $3.7 million in general and administrative expense principally due to the inclusion of VRI's general and administrative expenses.

Other income (expense), net

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,
	2012	% Change	2011
	(Dollars in thousands)
Interest income	$577	116.9%	$266
Interest expense	(8,825)	(3.4)%	(9,140)
Other income (expense), net	980	271.9%	(570)
Loss on extinguishment of debt	(602)	NM	—

        Interest income increased $0.3 million in the second quarter 2012 compared to 2011 primarily as a result of interest earned on loans issued during the second quarter of 2011 and first quarter of 2012, as discussed in Note 5 of our interim consolidated financial statements.

        Interest expense primarily relates to interest and amortization of debt costs on the indebtedness incurred in connection with the spin-off and, to a lesser extent during the second quarter 2012, our amended and restated revolving credit facility entered into on June 21, 2012. The senior notes were initially recorded with an original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $0.7 million and $0.6 million were amortized in the second quarter 2012 and 2011, respectively. Lower interest expense during the quarter is primarily due to the lower outstanding principal balance on our term loan, which was extinguished in connection with our amended and restated revolving credit facility, compared to the second quarter 2011 and a change in our estimated interest accrual related to the VAT matter as discussed in Note 13 of our consolidated financial statements.

        Other expense, net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange net gain was $1.0 million for the second quarter 2012 compared to a net loss of $0.6 million in 2011. The favorable fluctuations during the second quarter 2012 were principally driven by U.S. dollar positions held at June 30, 2012 affected by the stronger dollar compared to the Mexican peso. The unfavorable fluctuations during the second quarter 2011 were principally driven by U.S. dollar positions held at June 30, 2011 affected by the weaker dollar compared to the Mexican and Colombian pesos.

        Additionally, in connection with entering into our amended and restated revolving credit facility, we recognized a loss of $0.6 million on the early extinguishment of this debt pertaining to the acceleration of related unamortized debt issuance costs. This loss is presented as a separate line item within "Total other expense, net" in our consolidated statements of income for the three and six months ended June 30, 2012.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,
	2012	% Change	2011
	(Dollars in thousands)
Interest income	$1,003	159.2%	$387
Interest expense	(17,389)	(4.0)%	(18,106)
Other expense, net	(1,493)	(13.7)%	(1,730)
Loss on extinguishment of debt	(602)	NM	—

        Interest income increased $0.6 million in the first half of 2012 compared to 2011 primarily as a result of interest earned on loans issued during the second quarter of 2011 and first quarter of 2012, as discussed in Note 5 of our interim consolidated financial statements.

        Interest expense in the first half of 2012 primarily relates to interest and amortization of debt costs on the indebtedness incurred in connection with the spin-off and, to a lesser extent during the second quarter 2012, our amended and restated revolving credit facility entered into on June 21, 2012. The senior notes were initially recorded with an original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $1.4 million and $1.2 million was amortized in the six months ended June 30, 2012 and 2011, respectively. Lower interest expense during the quarter is due to the lower outstanding principal balance on our term loan, which was extinguished in connection with our amended and restated revolving credit facility, compared to 2011 and a change in our estimated interest accrual related to the VAT matter as discussed in Note 13 of our consolidated financial statements.

        Other expense, net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange net loss was $1.2 million for the first half of 2012 compared to a net loss of $1.5 million in 2011. The unfavorable fluctuations during 2012 and 2011 were principally driven by U.S. dollar positions held at June 30, 2012 and 2011, respectively, affected by the weaker dollar compared to the Mexican and Colombian pesos.

Income Tax Provision

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

        For the three months ended June 30, 2012 and 2011, ILG recorded income tax provisions for continuing operations of $5.7 million and $4.9 million, respectively, which represent effective tax rates of 36.3% and 39.4%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended June 30, 2012, the effective tax rate decreased due to other income tax items, the most significant of which related to the tax impact of ILG's ability and intention to redeem the Interval Senior Notes. During the three months ended June 30, 2011, the effective tax rate increased due to income taxes associated with the effect of changes in tax laws in certain states that were enacted during the quarter.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

        For the six months ended June 30, 2012 and 2011, ILG recorded income tax provisions for continuing operations of $14.3 million and $12.9 million, respectively, which represent effective tax rates of 36.1% and 38.4%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the six months ended June 30, 2012, the effective tax rate decreased due to other income tax items, the most significant of which related to the tax impact of ILG's ability and intention to redeem the Interval Senior Notes and the decrease during the first quarter of 2012 in unrecognized tax benefits associated with the expiration of the statute of limitations related to foreign taxes. During the six months ended June 30, 2011, the effective tax rate increased due to income taxes associated with the effect of changes in tax laws in certain states that were enacted during the second quarter of 2011. However, this increase was counteracted by a decrease of other income tax items during the first quarter of 2011, which included the decrease in unrecognized tax benefits associated with the expiration of the statute of limitations related to foreign taxes.

        As of June 30, 2012 and December 31, 2011, ILG had unrecognized tax benefits of $0.7 million and $0.9 million, respectively. There were no material increases or decreases in unrecognized tax benefits for the three months ended June 30, 2012. During the six months ended June 30, 2012, the unrecognized tax benefits decreased by approximately $0.2 million during the first quarter of 2012 as a result of the expiration of the statute of limitations related to foreign taxes. Additionally, during the first quarter of 2012, ILG acquired VRI, a domestic S corporation for income tax purposes. During the tax due diligence review of the S corporation status of VRI, a number of potential issues emerged that required a private letter ruling for assurance of VRI's S corporation status for the period prior to the acquisition. The ruling requested inadvertent termination relief if any of the identified issues inadvertently terminated VRI's S Corporation election. VRI submitted the ruling request to the Internal Revenue Service ("IRS") on February 29, 2012. ILG has been advised by its tax advisors that the IRS has been mandated by Congress to be lenient in granting relief for inadvertent terminations, and it has been the experience of our tax advisors that in fact patterns such as VRI's the IRS has been lenient in granting relief. We have reviewed the analysis prepared by our tax advisors and we do not believe the outcome of this matter will impact VRI's S Corporation election for the period prior to acquisition, or cause a material adjustment to the financial statements.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and six months ended June 30, 2012. During the six months ended June 30, 2012, interest and penalties decreased by approximately $0.2 million during the first quarter of 2012 as a result of the expiration of the statute of limitations related to foreign taxes. As of June 30, 2012, ILG had accrued $0.6 million for interest and penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.2 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to foreign taxes. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

        By virtue of previously filed separate company and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under a Tax Sharing Agreement, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. The IRS is also currently examining ILG's Federal consolidated tax return for the short period following the spin-off and ended December 31, 2008. The statute of limitations for the short period following the spin-off and ended December 31, 2008 has been extended to June 30, 2013. This examination is expected to be completed prior to the expiration of the extended statute of limitations in 2013. Additionally, the State of Florida is examining ILG's consolidated state tax return for the short period following the spin-off and ended December 31, 2008 as well as for the tax year ended December 31, 2009. The Florida statute of limitations for the short period following the spin-off and ended December 31, 2008 and for the tax year ended December 31, 2009 have been extended to 2013 and 2014, respectively. This examination is expected to be completed prior to the expiration of the extended statute of limitations.

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

        During the first quarter of 2012, the U.K. government released its 2012 Budget, where it also indicated that it intends to enact future reductions in the corporate tax rate of 1% each year until the rate reaches 22% on April 1, 2014. Included in these reductions is a further decrease in the corporate income tax rate to 24%, effective April 1, 2012 and to 23%, effective April 1, 2013. On July 17, 2012, the U.K. Finance Act of 2012 was enacted which passed into law the rate reductions to 24% and 23%. The impact of these further rate reductions will be reflected during the third quarter of 2012, the reporting period when the law was enacted, and are expected to have a similar impact on our financial statements as in 2011, outlined above. However, the actual impact will be dependent on our deferred tax position at that time.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2012, we had $127.3 million of cash and cash equivalents and restricted cash and cash equivalents, including $89.8 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $60.7 million is held in foreign jurisdictions, principally the U.K. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is used as our primary source of liquidity. We believe that our cash on hand along with our anticipated operating future cash flows and availability under our $500.0 million revolving credit facility, which may be increased to up to $700 million subject to certain conditions, are sufficient to fund our operating needs, quarterly cash dividend, capital expenditures, development and expansion of our operations, debt service, investments and other commitments and contingencies for at least the next twelve months. However, our operating cash flow may be impacted by macroeconomic factors outside of our control.

Cash Flows Discussion

        Net cash provided by operating activities decreased to $50.2 million in the six months ended June 30, 2012 from $56.8 million in the same period of 2011. The decrease of $6.6 million from 2011 was principally due to higher income taxes paid and higher cash expenses, partially offset by higher cash receipts and lower interest payments.

        Net cash used in investing activities of $53.7 million in the six months ended June 30, 2012 primarily related to the VRI acquisition, net of cash acquired, of $40.0 million, disbursements totaling $9.5 million for additional investments in loans receivable and capital expenditures of $7.3 million primarily related to IT initiatives, all offset by payments totaling $2.9 million received on an existing loan. Interest on the loans receivable are due monthly or quarterly and in some instances may be paid in kind. As of June 30, 2012, an additional $3.1 million is available to be drawn in connection with these loans. In the six months ended June 30, 2011, net cash used in investing activities was $20.5 million resulting from disbursements totaling $14.5 million for loans to third parties and to capital expenditures of $6.0 million primarily related to IT initiatives.

        On June 21, 2012, we entered into an amended and restated credit agreement which, among other things (1) provides for a $500 million revolving credit facility in place of the existing senior secured credit facility which consisted of a $50 million revolving facility and a term loan facility with an original principal amount of $150 million, (2) extends the maturity of the credit facility to June 21, 2017, (3) provides for an interest rate on borrowings, commitment fees and letter of credit fees based on ILG and its subsidiaries' consolidated leverage ratio, and (4) may be increased to up to $700 million, subject to certain conditions. There have been no borrowings under the revolving credit facility through June 30, 2012.

        Net cash used in financing activities of $72.1 million in the six months ended June 30, 2012 was primarily due to principal payments of $56.0 million on the term loan, of which we paid $51.0 million from cash on-hand in June 2012 to fully extinguish the term loan, cash dividends totaling $11.3 million, payments of debt issuance costs of $3.8 million in connection with entering into our amended and restated credit agreement in June 2012 and vesting of restricted stock units, net of withholding taxes. These uses of cash were partially offset by proceeds from excess tax benefits from stock-based awards and the exercise of stock options. In the six months ended June 30, 2011, net cash used in financing activities of $10.7 million was principally due to voluntary principal prepayments totaling $10.0 million on the term loan and vesting of restricted stock units, net of withholding taxes, partially offset by excess tax benefits from stock-based awards and proceeds from the exercise of stock options.

        In addition, on August 19, 2008, we issued $300.0 million of aggregate principal amounts of 9.5% senior notes due 2016, reduced by the original issue discount of $23.5 million of which $14.5 million remains unamortized at June 30, 2012. The revolving credit facility effectively ranks prior to the senior notes to the extent of the value of the assets that secure it. On or after September 1, 2012, we are able to redeem the Interval Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In July 2012, we issued an irrevocable Notice of Redemption to redeem all of the Interval Senior Notes on September 4, 2012. We intend to fund the redemption through the use of our $500 million revolving credit facility and cash on hand.

        Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on the Borrower's leverage ratio. As of June 30, 2012, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The revolving credit facility has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% based on the Borrower's leverage ratio and as of June 30, 2012 the commitment fee was 0.275%.

        The senior notes and revolving credit facility have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The revolving credit facility requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Amended Credit Agreement, of 3.50 through December 31, 2013 and 3.25 thereafter, and a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement, of 3.0. As of June 30, 2012, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 1.74 and 5.06, respectively.

        In March 2012, our Board of Directors declared a quarterly dividend of $0.10 per share for shareholders of record on April 2, 2012. On April 18, 2012, a cash dividend of $5.7 million was paid. In May 2012, our Board of Directors declared a quarterly dividend of $0.10 per share for shareholders of record on June 12, 2012. On June 26, 2012, a cash dividend of $5.7 million was paid. We currently expect to declare and pay quarterly dividends of similar amounts.

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At June 30, 2012, guarantees, surety bonds and letters of credit totaled $37.3 million. Guarantees represent $34.7 million of this total and primarily relate to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the Aston management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of June 30, 2012 amounts are not expected to be significant, individually or in the aggregate. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of June 30, 2012, amounts pending reimbursements are not significant.

Subsequent Event

        In August 2012, our Board of Directors declared a $0.10 per share dividend payable September 20, 2012 to shareholders of record on September 6, 2012. Based on the number of shares of common stock outstanding as of June 30, 2012, at a dividend of $0.10 per share, the anticipated cash outflow would be $5.7 million in the third quarter of 2012.

Contractual Obligations and Commercial Commitments

        Contractual obligations and commercial commitments at June 30, 2012 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)(b)	$300,000	$—	$—	$300,000	$—
Debt interest(a)	125,669	29,879	59,781	36,009	—
Purchase obligations(c)	34,460	10,448	12,959	8,473	2,580
Unused commitment on loans receivable and other advances	3,122	3,122	—	—	—
Operating leases	60,145	11,742	18,701	12,740	16,962

Total contractual obligations	$523,396	$55,191	$91,441	$357,222	$19,542

(a)
Debt principal and debt interest represent principal and interest to be paid on our senior notes and revolving credit facility based on the balance outstanding as of June 30, 2012. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of June 30, 2012. Interest on the revolving credit facility is calculated using the prevailing rates as of June 30, 2012.

(b)
In July 2012, we issued an irrevocable Notice of Redemption to redeem all of our senior notes on September 4, 2012. We intend to fund the redemption through the use of our $500 million revolving credit facility and cash on-hand.

(c)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(d)	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$37,329	$12,418	$15,954	$6,557	$2,400

(d)
Commercial commitments include minimum revenue guarantees related to Aston's hotel and resort management agreements, Aston's accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

        Included in other liabilities, both current and long-term, as presented in our consolidated balance sheet as of June 30, 2012, are certain unconditional recorded contractual obligations. These obligations and the future periods in which such obligations are expected to settle in cash are as follows (in thousands):

Twelve Month Period Ending June 30,
2013	$2,982
2014	3,857
2015	—
2016	—
2017	—
Thereafter	—

Total	$6,839

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

        Other non-operating income and expense consists principally of foreign currency translations of cash held in certain countries in currencies other than their functional currency, in addition to any gains or losses on extinguishment of debt.

 RECONCILIATION OF EBITDA AND ADJUSTED EBITDA

        The following tables reconcile EBITDA and Adjusted EBITDA to operating income for our operating segments, and to net income attributable to common stockholders in total, for the three and six months ended June 30, 2012 and 2011 (in thousands). The noncontrolling interest relates to the Management and Rental segment.

	For the Three Months Ended June 30, 2012
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$34,651	$2,600	$37,251
Non-cash compensation expense	(2,835)	(257)	(3,092)
Other non-operating income, net	980	—	980
Loss on extinguishment of debt	(602)	—	(602)

EBITDA	32,194	2,343	34,537
Amortization expense of intangibles	(5,420)	(1,869)	(7,289)
Depreciation expense	(2,951)	(271)	(3,222)
Less: Other non-operating income, net	(980)	—	(980)
Less: Loss on extinguishment of debt	602	—	602

Operating income	$23,445	$203	23,648

Interest income			577
Interest expense			(8,825)
Other non-operating income, net			980
Loss on extinguishment of debt			(602)
Income tax provision			(5,727)

Net income			10,051
Net loss attributable to noncontrolling interest			1

Net income attributable to common stockholders			$10,052

	For the Three Months Ended June 30, 2011
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$34,267	$612	$34,879
Non-cash compensation expense	(2,622)	(238)	(2,860)
Other non-operating income (expense), net	(575)	5	(570)

EBITDA	31,070	379	31,449
Amortization expense of intangibles	(5,425)	(1,380)	(6,805)
Depreciation expense	(3,162)	(235)	(3,397)
Less: Other non-operating income (expense), net	575	(5)	570

Operating income (loss)	$23,058	$(1,241)	21,817

Interest income			266
Interest expense			(9,140)
Other non-operating expense, net			(570)
Income tax provision			(4,875)

Net income			7,498
Net loss attributable to noncontrolling interest			4

Net income attributable to common stockholders			$7,502

	For the Six Months Ended June 30, 2012
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$78,162	$6,915	$85,077
Non-cash compensation expense	(5,643)	(526)	(6,169)
Other non-operating expense, net	(1,344)	(149)	(1,493)
Loss on extinguishment of debt	(602)	—	(602)

EBITDA	70,573	6,240	76,813
Amortization expense of intangibles	(10,840)	(3,492)	(14,332)
Depreciation expense	(6,014)	(514)	(6,528)
Less: Other non-operating expense, net	1,344	149	1,493
Less: Loss on extinguishment of debt	602	—	602

Operating income	$55,665	$2,383	58,048

Interest income			1,003
Interest expense			(17,389)
Other non-operating expense, net			(1,493)
Loss on extinguishment of debt			(602)
Income tax provision			(14,287)

Net income			25,280
Net income attributable to noncontrolling interest			(3)

Net income attributable to common stockholders			$25,277

	For the Six Months Ended June 30, 2011
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$75,673	$3,565	$79,238
Non-cash compensation expense	(5,383)	(523)	(5,906)
Other non-operating expense, net	(1,606)	(124)	(1,730)

EBITDA	68,684	2,918	71,602
Amortization expense of intangibles	(10,849)	(2,769)	(13,618)
Depreciation expense	(6,189)	(498)	(6,687)
Less: Other non-operating expense, net	1,606	124	1,730

Operating income (loss)	$53,252	$(225)	53,027

Interest income			387
Interest expense			(18,106)
Other non-operating expense, net			(1,730)
Income tax provision			(12,882)

Net income			20,696
Net loss attributable to noncontrolling interest			1

Net income attributable to common stockholders			$20,697

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

        We conduct business in certain foreign markets, primarily in the United Kingdom and other European Union markets. Our foreign currency risk primarily relates to our investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar. This exposure is mitigated as we have generally reinvested profits in our international operations. As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year-over-year comparability of operating results.

        In addition, we are exposed to foreign currency risk related to transactions and/or assets and liabilities denominated in a currency other than the functional currency. Historically, we have not hedged currency risks. However, our foreign currency exposure related to EU VAT liabilities denominated in euros is offset by euro denominated cash balances.

        Operating foreign exchange for the three and six months ended June 30, 2012 resulted in a net loss of $6,000 and $0.1 million, respectively, attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency, primarily related to Euro denominated value added tax liabilities. Non-operating foreign exchange for the three months ended June 30, 2012 and 2011 resulted in a net gain of $1.0 million and a net loss of $0.6 million, respectively, attributable to cash held in certain countries in currencies other than their functional currency. Non-operating foreign exchange for the six months ended June 30, 2012 and 2011 resulted in a net loss of $1.2 million and $1.5 million, respectively.

        The favorable fluctuations in the second quarter 2012 were principally driven by U.S. dollar positions held at June 30, 2012 affected by the stronger dollar compared to the Mexican peso. Unfavorable fluctuations in foreign currency exchange rates caused a net loss during the three months ended June 30, 2011. The unfavorable fluctuations in the second quarter 2011 were principally driven by U.S. dollar positions held at June 30, 2011 affected by the weaker dollar compared to the Colombian peso and Mexican peso.

        The unfavorable fluctuations in the six months ended June 30, 2012 and 2011 were principally driven by U.S. dollar positions held at June 30, 2012 and 2011, respectively, affected primarily by the weaker dollar compared to the Colombian peso and Mexican peso.

        Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three and six months ended June 30, 2012 would result in an approximate change to revenue of $0.8 million and $1.6 million, respectively. There have been no material quantitative changes in market risk exposures since December 31, 2011.

Interest Rate Risk

        We are exposed to interest rate risk primarily through borrowings under our June 21, 2012 amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on ILG's leverage ratio. As of June 30, 2012, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. No amounts were outstanding under our revolving credit facility as of June 30, 2012. We currently do not hedge our interest rate exposure.

        Additionally, as of June 30, 2012, we had $300.0 million (face amount) of senior notes that bear interest at a fixed amount. As market rates have declined, the required payments on the fixed rate debt have exceeded those based on market rates.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  Unregistered Sale of Securities.    None

  (b)
  Use of Proceeds.    Not applicable

  (c)
  Purchases of Equity Securities by the Issuer and Affiliated Purchasers:    The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended June 30, 2012 by or on behalf of ILG or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs(1)
April 2012	—	—	1,697,360	$4,120,479
May 2012	—	—	1,697,360	$4,120,479
June 2012	—	—	1,697,360	$4,120,479

(1)
On August 4, 2011, we announced that our Board of Directors had authorized the repurchase of up to $25 million of our common stock. There is no time restriction on this authorization and repurchases may be made in the open-market or through privately negotiated transactions.

Items 3-5.    Not applicable.

Item 6.    Exhibits

Exhibit Number		Description	Location
3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.

3.2		Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG's Quarterly Report on Form 10-Q, filed on August 11, 2009.

3.3		Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on September 27, 2010.

10.1		Amended and Restated Credit Agreement dated as of June 21, 2012, among Interval Acquisition Corp., as Borrower; Interval Leisure Group, Inc. and certain subsidiaries of the Borrower as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent; Bank of America, N.A., PNC Bank, National Association, and SunTrust Bank, each as a Syndication Agent; Fifth Third Bank, KeyBank National Association, and Union Bank, N.A., each as a Documentation Agent; and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Bookrunners.	Exhibit 10.1 to ILG's Current Report on Form 8-K, filed June 21, 2012

31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit Number		Description	Location
32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Label Linkbase Document

101.PRE	*	XBRL Taxonomy Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: August 7, 2012

INTERVAL LEISURE GROUP, INC.
By:	/s/ WILLIAM L. HARVEY William L. Harvey Chief Financial Officer
By:	/s/ JOHN A. GALEA John A. Galea Chief Accounting Officer

QuickLinks

PART 1—FINANCIAL STATEMENTS
  Item 1. Consolidated Financial Statements
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands, except share data) (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2012 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
MANAGEMENT OVERVIEW
RESULTS OF OPERATIONS
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
ILG'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATION OF EBITDA AND ADJUSTED EBITDA
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Items 3-5. Not applicable.
  Item 6. Exhibits
SIGNATURES