Form 10-Q
period 2012-09-30
Interval Leisure Group, Inc.
filed 2012-11-07
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 6, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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

        As of November 2, 2012, 56,855,690 shares of the registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$117,195	$106,713	$362,602	$329,250
Cost of sales	41,741	34,708	127,793	107,564

Gross profit	75,454	72,005	234,809	221,686
Selling and marketing expense	13,282	13,341	41,323	41,215
General and administrative expense	26,626	23,256	79,032	71,731
Amortization expense of intangibles	6,669	6,830	21,001	20,448
Depreciation expense	3,311	3,319	9,839	10,006

Operating income	25,566	25,259	83,614	78,286
Other income (expense):
Interest income	535	433	1,538	820
Interest expense	(6,485)	(8,762)	(23,874)	(26,868)
Other income (expense), net	(915)	2,488	(2,408)	758
Loss on extinguishment of debt	(17,925)	—	(18,527)	—

Total other expense, net	(24,790)	(5,841)	(43,271)	(25,290)

Earnings before income taxes and noncontrolling interest	776	19,418	40,343	52,996
Income tax provision	(624)	(7,982)	(14,911)	(20,864)

Net income	152	11,436	25,432	32,132
Net income attributable to noncontrolling interest	(3)	(2)	(6)	(1)

Net income attributable to common stockholders	$149	$11,434	$25,426	$32,131

Earnings per share attributable to common stockholders:
Basic	$0.00	$0.20	$0.45	$0.56
Diluted	$0.00	$0.20	$0.45	$0.55
Weighted average number of common stock outstanding:
Basic	56,714	57,245	56,448	57,302
Diluted	57,364	57,861	57,120	58,085
Dividends declared per common share	$0.10	—	$0.30	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to common stockholders	$149	$11,434	$25,426	$32,131
Other comprehensive income (loss), net of tax:
Currency translation adjustments	2,392	(3,567)	3,501	(930)

Total other comprehensive income (loss), net of tax	2,392	(3,567)	3,501	(930)

Comprehensive income	$2,541	$7,867	$28,927	$31,201

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$131,957	$195,517
Restricted cash and cash equivalents	5,752	3,488
Accounts receivable, net of allowance of $418 and $302, respectively	31,796	27,117
Deferred income taxes	17,395	18,424
Deferred membership costs	12,669	12,461
Prepaid income taxes	16,120	2,245
Prepaid expenses and other current assets	23,864	26,387

Total current assets	239,553	285,639
Property and equipment, net	52,658	50,639
Goodwill	505,774	488,027
Intangible assets, net	100,718	98,769
Deferred membership costs	11,924	13,331
Deferred income taxes	5,279	5,025
Other non-current assets	23,712	34,892

TOTAL ASSETS	$939,618	$976,322

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$12,873	$11,905
Deferred revenue	100,412	91,214
Interest payable	730	9,749
Accrued compensation and benefits	16,433	15,242
Member deposits	9,471	9,262
Accrued expenses and other current liabilities	38,956	40,638

Total current liabilities	178,875	178,010
Long-term debt	290,000	340,113
Other long-term liabilities	6,242	7,053
Deferred revenue	114,818	119,772
Deferred income taxes	83,071	82,270

Total liabilities	673,006	727,218

Redeemable noncontrolling interest	425	419
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $.01 par value; issued 58,550,513 and 57,712,621 shares, respectively	586	577
Treasury stock—1,697,360 shares at cost	(20,913)	(20,913)
Additional paid-in capital	179,630	173,518
Retained earnings	117,566	109,686
Accumulated other comprehensive loss	(10,682)	(14,183)

Total stockholders' equity	266,187	248,685

TOTAL LIABILITIES AND EQUITY	$939,618	$976,322

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

		Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
	Total Stockholders' Equity					Additional Paid-in Capital	Retained Earnings
		Amount	Shares	Amount	Shares
Balance as of December 31, 2011	$248,685	$577	57,712,621	$(20,913)	1,697,360	$173,518	$109,686	$(14,183)
Net income attributable to common stockholders	25,426	—	—	—	—	—	25,426	—
Other comprehensive income	3,501	—	—	—	—	—	—	3,501
Non-cash compensation expense	8,733	—	—	—	—	8,733	—	—
Issuance of common stock upon exercise of stock options	636	—	50,619	—	—	636	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(6,178)	9	787,273	—	—	(6,187)	—	—
Change in excess tax benefits from stock-based awards	2,558	—	—	—	—	2,558	—	—
Deferred stock compensation expense	(178)	—	—	—	—	(178)	—	—
Dividends declared on common stock	(16,996)	—	—	—	—	550	(17,546)	—

Balance as of September 30, 2012	$266,187	$586	58,550,513	$(20,913)	1,697,360	$179,630	$117,566	$(10,682)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$25,432	$32,132
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	21,001	20,448
Amortization of debt issuance costs	1,180	1,371
Depreciation expense	9,839	10,006
Accretion of original issue discount	1,840	1,860
Non-cash compensation expense	8,733	8,840
Non-cash interest expense	338	333
Non-cash interest income	(651)	—
Deferred income taxes	1,370	1,374
Excess tax benefits from stock-based awards	(3,014)	(1,272)
Gain on disposal of property and equipment	(256)	—
Loss on extinguishment of debt	18,527	—
Change in fair value of contingent consideration	(670)	1,159
Changes in operating assets and liabilities:
Accounts receivable	(2,803)	(4,432)
Prepaid expenses and other current assets	2,845	161
Prepaid income taxes and income taxes payable	(11,272)	7,360
Accounts payable and other current liabilities	(14,942)	(7,759)
Deferred revenue	3,942	1,709
Other, net	2,683	3,567

Net cash provided by operating activities	64,122	76,857

Cash flows from investing activities:
Acquisition, net of cash acquired	(39,963)	—
Capital expenditures	(10,425)	(9,916)
Investment in financing receivables	(9,480)	(16,150)
Payments received on financing receivables	16,989	—
Proceeds from disposal of property and equipment	230	—
Acquisition of assets	—	(5,600)

Net cash used in investing activities	(42,649)	(31,666)

Cash flows from financing activities:
Principal payments on term loan	(56,000)	(15,000)
Redemption of senior notes	(300,000)	—
Borrowings on revolving credit facility	290,000	—
Payments of debt issuance costs	(3,912)	—
Treasury stock purchases	—	(17,585)
Dividend payments	(16,996)	—
Vesting of restricted stock units, net of withholding taxes	(6,174)	(3,472)
Proceeds from the exercise of stock options	634	456
Excess tax benefits from stock-based awards	3,014	1,272

Net cash used in financing activities	(89,434)	(34,329)

Effect of exchange rate changes on cash and cash equivalents	4,401	(412)

Net increase (decrease) in cash and cash equivalents	(63,560)	10,450
Cash and cash equivalents at beginning of period	195,517	180,502

Cash and cash equivalents at end of period	$131,957	$190,952

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$29,528	$30,176
Income taxes, net of refunds	$24,813	$12,122

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

        On February 28, 2012, we acquired all of the equity of Vacation Resorts International, or VRI, the largest independent provider of resort and homeowners association management services to the shared ownership industry. VRI was consolidated into our financial statements as of the acquisition date with its assets and results of operations primarily included in our Management and Rental operating segment.

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

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of ILG's management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not indicative of the results that may be expected for a full year.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2011 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the nine months ended September 30, 2012.

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

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units ("RSUs") using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 0.9 million and 1.0 million stock options and RSUs for the three and nine months ended September 30, 2012, respectively, and 1.6 million stock options and RSUs for the three and nine months ended September 30, 2011, as the effect of their inclusion would have been antidilutive to earnings per share.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic weighted average shares of common stock outstanding	56,714	57,245	56,448	57,302
Net effect of common stock equivalents assumed to be vested related to RSUs	636	602	657	759
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	14	14	15	24

Diluted weighted average shares of common stock outstanding	57,364	57,861	57,120	58,085

Recent Accounting Pronouncements

        With the exception of those discussed below, there are no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

        In October 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-04, "Technical Corrections and Improvements" ("ASU 2012-04"). ASU 2012-04 makes certain technical corrections, clarifications and conforming fair value amendments to the FASB Accounting Standard Codification (the "Codification") that affects various Codification topics. The amendments in this ASU are effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012. We are currently assessing the future impact, if any, of this new accounting update to our consolidated financial statements.

        In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a "more likely than not" threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment and does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We currently do not

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

anticipate that the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

        In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 creates new disclosure requirements about the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The ASU is designed to make financial statements that are prepared under GAAP more comparable to those prepared under International Financial Reporting Standards ("IFRS"). The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

Adopted Accounting Pronouncements

        In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250 ("SAB 114"), and Corrections Related to FASB ASU 2010-22" ("ASU 2012-03"). ASU 2012-03 amends a number of SEC sections in the Codification as a result of the issuance of SAB 114 and other SEC related guidance. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing throughout the Staff Accounting Bulletin series. The amendments in this ASU are effective upon issuance. The adoption of ASU 2012-03 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"). ASU 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between GAAP and IFRS and provides clarification about the application of existing fair value measurement and disclosure requirements. The ASU also expands certain other disclosure requirements, particularly pertaining to Level 3 fair value measurements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and will be applied prospectively. The adoption of ASU 2011-04 as of January 1, 2012 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        Pursuant to FASB guidance as codified within ASC 350, "Intangibles—Goodwill and Other," goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. ILG determined our Membership and Exchange and

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Management and Rental operating segments are individual reporting units which are also individual reportable segments of ILG pursuant to ASC 280, Segment Reporting ("ASC 280"). ILG tests goodwill and other indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. If the carrying amount of an indefinite- lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded.

        As of October 1, 2011, the date of our last impairment test, we reviewed the carrying value of goodwill and other intangible assets of each of our two reporting units. Goodwill assigned to the Membership and Exchange and Management and Rental reporting units as of that date was $480.6 million and $7.4 million, respectively. We performed the first step of the impairment test on both our reporting units and concluded that each reporting unit's fair value exceeded its carrying value and, therefore, the second step of the impairment test was not necessary. We performed the required annual impairment test with respect to intangible assets with indefinite lives and determined there was no impairment. As of September 30, 2012, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on October 1, 2011.

        The balance of goodwill and other intangible assets, net is as follows (in thousands):

	September 30, 2012	December 31, 2011
Goodwill	$505,774	$488,027
Intangible assets with indefinite lives	40,916	37,616
Intangible assets with definite lives, net	59,802	61,153

Total goodwill and other intangible assets, net	$606,492	$586,796

        On February 28, 2012, we acquired all of the equity in VRI resulting in goodwill of $17.7 million and identifiable intangible assets of $23.0 million. The $17.7 million change in goodwill during the nine months ended September 30, 2012 related to the goodwill acquired in connection with the acquisition of VRI. Goodwill is assigned to reporting units of ILG that are expected to benefit from the synergies of the combination. The amount of goodwill assigned to a reporting unit is determined in a manner similar to how the amount of goodwill recognized in a business combination is determined, while using a reasonable methodology applied in a consistent manner. Based on the expected benefits from the synergies of this business combination, we have assigned $14.9 million and $2.9 million of goodwill to our Management and Rental and Membership and Exchange reporting units, respectively.

        During the measurement period for a business combination (which is not to exceed one year from the acquisition date), we are required to retrospectively adjust any provisional assets or liabilities, should they exist, if new information is obtained about the facts and circumstances that existed as of the acquisition date that, if known then, would have resulted in the recognition of those assets or liabilities as of that date. Related to our acquisition of VRI, during the third quarter of 2012 we received a favorable private letter ruling from the Internal Revenue Service in regards to the tax matter further discussed in Note 10 and, consequently, we no longer consider our accounting for this acquisition to be provisional.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Goodwill related to the Membership and Exchange and Management and Rental reportable segments (each a reporting unit) was $483.5 million and $22.3 million as of September 30, 2012, respectively, and $480.6 million and $7.4 million as of December 31, 2011, respectively.

Other Intangible Assets

        Intangible assets with indefinite lives relate principally to trade names and trademarks. At September 30, 2012, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(129,500)	$—
Purchase agreements	75,879	(74,372)	1,507
Resort management contracts	72,666	(19,743)	52,923
Technology	25,076	(24,893)	183
Other	17,827	(12,638)	5,189

Total	$320,948	$(261,146)	$59,802

        At December 31, 2011, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(120,071)	$9,429
Purchase agreements	75,879	(68,664)	7,215
Resort management contracts	53,766	(15,613)	38,153
Technology	24,726	(24,665)	61
Other	17,427	(11,132)	6,295

Total	$301,298	$(240,145)	$61,153

        Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $6.7 million and $6.8 million for the three months ended September 30, 2012 and 2011, respectively, and $21.0 million and $20.4 million for the nine months ended September 30, 2012 and 2011, respectively. Based on December 31, 2011

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2012	$21,108
2013	5,727
2014	5,571
2015	5,463
2016	4,259
2017 and thereafter	19,025

$61,153

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	September 30, 2012	December 31, 2011
Computer equipment	$21,979	$19,579
Capitalized software	79,363	73,386
Land, buildings and leasehold improvements	23,756	22,468
Furniture and other equipment	12,473	11,656
Projects in progress	3,862	3,196

	141,433	130,285
Less: accumulated depreciation and amortization	(88,775)	(79,646)

Total property and equipment, net	$52,658	$50,639

NOTE 5—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	September 30, 2012	December 31, 2011
9.5% Interval Senior Notes, net of unamortized discount of $15,887 at December 31, 2011	$—	$284,113
Term loan (interest rate of 2.80% at December 31, 2011)	—	56,000
Revolving credit facility (interest rate of 1.99% at September 30, 2012)	290,000	—

Total long-term debt	$290,000	$340,113

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

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

        The Senior Notes were redeemed on September 4, 2012, at 100% of the principal amount plus accrued and unpaid interest to the redemption date, at which time the Interval Senior Notes were no longer deemed to be outstanding and our obligations under the indenture, as previously supplemented, terminated.

Revolving Credit Facility

        On June 21, 2012, the Issuer entered into an amended and restated credit agreement (the "Amended Credit Agreement") which, among other things (1) provides for a $500 million revolving credit facility in place of the existing senior secured credit facility which consisted of a $50 million revolving facility and term loan facility with an original principal amount of $150 million, (2) extends the maturity of the credit facility to June 21, 2017, (3) provides for an interest rate on borrowings, commitment fees and letter of credit fees based on the Borrower's and its subsidiaries' consolidated leverage ratio, and (4) may be increased to up to $700 million, subject to certain conditions. As of September 30, 2012, there was $290.0 million outstanding on the revolving credit facility. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the Amended Credit Agreement is based on (at the Borrower's election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on the Borrower's leverage ratio. As of September 30, 2012, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The revolving credit facility has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% based on the Borrower's leverage ratio and as of September 30, 2012 the commitment fee was 0.275%.

        Pursuant to the Amended Credit Agreement, all obligations under the revolving credit facility are unconditionally guaranteed by ILG and certain subsidiaries of the Borrower (the "Subsidiary Guarantors"). Borrowings are further secured by (1) 100% of the voting equity securities of the Borrower and the Borrower's U.S. subsidiaries and 65% of the equity in the Borrower's first-tier foreign subsidiaries and (2) substantially all of the tangible and intangible property of the Borrower and the Subsidiary Guarantors.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

Extinguishment of Debt

        In connection with entering into the Amended Credit Agreement, during the second quarter of 2012, we extinguished the outstanding balance of $51.0 million on our term loan, utilizing cash on-hand as of that date. In addition, we recognized a non-cash, pre-tax loss of $0.6 million on the early extinguishment of this debt pertaining to the write-off of related unamortized debt issuance costs. Subsequently, the senior notes were redeemed on September 4, 2012 at 100% of the principal amount plus accrued and unpaid interest to the redemption date, amounting to $314.5 million, at which time the senior notes were no longer deemed to be outstanding and our obligations under the indenture, as previously supplemented, terminated. Additionally, the extinguishment of the Interval Senior Notes resulted in a non-cash, pre-tax loss on extinguishment of debt of $17.9 million during the third quarter of 2012 principally pertaining to the acceleration of the original issue discount and the write-off of the related unamortized deferred debt issuance costs. These losses are presented in a separate line item, "Loss on extinguishment of debt," within "Other income (expense)" in our consolidated statements of income for the three and nine months ended September 30, 2012 related to the Interval Senior Notes and for the nine months ended September 30, 2012 for the term loan.

Restrictions and Covenants

        The Amended Credit Agreement has various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person.

        The Amended Credit Agreement requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Amended Credit Agreement, of 3.50 through December 31, 2013 and 3.25 thereafter. Additionally, we are required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement, of 3.0. As of September 30, 2012, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 1.70 and 5.41, respectively.

Debt Issuance Costs

        In connection with entering into the Amended Credit Agreement, we incurred $3.9 million of deferred debt issuance costs during the second quarter of 2012 and wrote-off the remaining unamortized balance of $0.6 million relating to the original revolving credit and term loan facilities. In the third quarter of 2012, we wrote-off $3.9 million in deferred debt issuance costs relating to the redemption of the Interval Senior Notes. The amounts written-off are included in "Loss on

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

extinguishment of debt," as discussed above. At September 30, 2012 and December 31, 2011, total unamortized debt issuance costs on outstanding debt were $3.7 million, net of $0.2 million of accumulated amortization, and $5.5 million, net of $8.0 million of accumulated amortization, respectively, which were included in "Other non-current assets" in our consolidated balance sheets. Debt issuance costs are amortized to "Interest expense" using the effective interest method through maturity and date of extinguishment for our Interval Senior Notes and term loan, respectively, and on a straight-line basis for our Amended Credit Agreement.

NOTE 6—FAIR VALUE MEASUREMENTS

        In accordance with ASC Topic 820, "Fair Value Measurement," ("ASC 820") the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

  Level 1—Observable inputs that reflect quoted prices in active markets

  Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable

  Level 3—Unobservable inputs in which little or no market data exists, therefore requiring the company to develop its own assumptions

        As part of the acquisition of TPI in November 2010, we are obligated to pay contingent consideration in an amount ranging from zero up to a total of $5.0 million to TPI's former owners during the three year period subsequent to the acquisition should TPI meet certain earnings targets. We have revised the estimated fair value of the contingent consideration as of September 30, 2012 to be $2.5 million, a net change of $0.4 million from December 31, 2011. The fair value of this contingent consideration has been adjusted subsequent to the acquisition date to account for revisions to estimated earnings as well as the accretion of interest on the fair value of the contingent consideration which was discounted to its net present value. Our probability-weighted income approach includes certain significant inputs not observable in the market, such as a discount rate of 18.5% as well as actual and estimated probability-weighted cash flows pertaining to the periods subject to the contingent consideration. We believe these inputs represent Level 3 measurements within the fair value hierarchy.

        As of September 30, 2012, the fair value of the remaining contingent consideration was $2.5 million, a decrease of $0.4 million from December 31, 2011, of which $0.7 million of the decrease is due to revisions to the estimated earnings used in our calculation of the fair value of the contingent consideration offset by $0.3 million due to the aforementioned accretion of interest. The revision to estimated earnings and the accretion of interest have been reflected in general and administrative expenses and interest expense, respectively, in our consolidated statements of income for the three and nine months ended September 30, 2012. Of this total contingent consideration, $1.5 million is included in other short-term liabilities and $1.0 million is included in other long-term liabilities in our consolidated balance sheet as of September 30, 2012. As a measure of sensitivity, a change of 10% to

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

all of the aforementioned Level 3 inputs would have resulted in a change of between $0.5 million (unfavorable) or $0.7 million (favorable), as of September 30, 2012, to the estimated contingent consideration liability pertaining to this acquisition. There have been no transfers of inputs used in measuring fair value between the three-tier fair value hierarchy since December 31, 2011.

Fair Value of Financial Instruments

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the three and nine months ended September 30, 2012. Our financial instruments include guarantees, letters of credit and surety bonds.

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$131,957	$131,957	$195,517	$195,517
Restricted cash and cash equivalents	5,752	5,752	3,488	3,488
Financing receivables	9,677	9,677	16,536	16,536
Total debt	(290,000)	(290,000)	(340,113)	(372,875)
Guarantees, surety bonds and letters of credit	N/A	(35,220)	N/A	(31,585)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have original maturities of three months or less. Under the fair value hierarchy established in ASC 820, cash and cash equivalents and restricted cash and cash equivalents are stated at fair value based on quoted prices in active markets for identical assets (Level 1).The financing receivables are presented in our consolidated balance sheets within "Other non-current assets" and pertain to three senior secured real estate related loans issued in the second quarter of 2011 and the first quarter of 2012 to third parties. During the third quarter 2012, two of these loans were repaid in full at 100% of the original principal amount plus accrued interest. The carrying value of these financing receivables approximates fair value through inputs inherent to the originating value of these loans, such as interest rates and ongoing credit risk accounted for through non-recurring adjustments for estimated credit losses as necessary (Level 2).

        Borrowings under our Interval Senior Notes and term loan were carried at historical cost and adjusted for amortization of the discount on our Interval Senior Notes and principal payments. The fair value of our Interval Senior Notes was estimated at December 31, 2011 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our Interval Senior Notes (Level 2). In September 2012, we redeemed all of the Interval Senior Notes. The carrying value of our term loan approximated fair value as of December 31, 2011 through inputs inherent to the loan such as variable interest rates and credit risk (Level 2). In June 2012, we extinguished the remaining balance on our term loan. The carrying value of the outstanding balance under our $500 million revolving credit

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

facility approximates fair value as of September 30, 2012 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

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

NOTE 7—STOCKHOLDERS' EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At September 30, 2012, there were 58.6 million shares of ILG common stock issued, of which 56.9 million are outstanding with 1.7 million shares held as treasury stock. At December 31, 2011, there were 57.7 million shares of ILG common stock issued, of which 56.0 million were outstanding with 1.7 million shares held as treasury stock.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of September 30, 2012 and December 31, 2011. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

        In March 2012, May 2012 and August 2012, our Board of Directors declared a quarterly dividend of $0.10 per share for shareholders of record on April 2, 2012, June 12, 2012 and September 6, 2012, respectively. On each of April 18, 2012, June 26, 2012 and September 20, 2012, a cash dividend of $5.7 million was paid.

Dividend Declared

        In November 2012, our Board of Directors declared a $0.10 per share dividend payable December 18, 2012 to shareholders of record on December 4, 2012. Based on the number of shares of common stock outstanding as of September 30, 2012, at a dividend of $0.10 per share, the anticipated cash outflow would be $5.7 million in the fourth quarter of 2012.

Stockholder Rights Plan

        In June 2009, ILG's Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a stockholders rights plan and declared a dividend of one right for each outstanding share of common stock held by our stockholders of record as of the close of business on June 22, 2009. The rights attach to any additional shares of common stock issued after June 22, 2009. These rights, which trade with the shares of our common stock, currently are not exercisable. Under the rights plan, these rights will be exercisable if a person or group acquires or commences a tender or exchange offer for 15% or more of our common stock. The rights plan provides certain exceptions for acquisitions by Liberty Interactive Corporation (formerly known as Liberty Media Corporation) in accordance with an agreement entered into with ILG in connection with its spin-off from IAC. If the rights become exercisable, each right will permit its holder, other than the "acquiring person," to

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 7—STOCKHOLDERS' EQUITY (Continued)

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

        During 2011, we repurchased 1.7 million shares of common stock at a cost, including commissions, of $20.9 million under this repurchase program. There were no repurchases of common stock for the nine months ended September 30, 2012. As of September 30, 2012, the remaining availability for future repurchases of our common stock was $4.1 million.

NOTE 8—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to IRS restrictions. On March 1, 2011, we reinstated the matching contributions under the 401(k) plan for certain businesses, all of which had been suspended since March 1, 2009. Matching contributions for the ILG plan were approximately $0.4 million and $1.1 million for the three and nine months ended September 30, 2012, respectively, and approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2011, respectively. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 34,761 share units were outstanding at September 30, 2012. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

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

        On August 20, 2008, ILG established the ILG 2008 Stock and Annual Incentive Plan (the "2008 Incentive Plan") which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares of common stock were issued. At the time of the spin-off, an additional 5.0 million shares of common stock were reserved for issuance under the 2008 Incentive Plan. As of September 30, 2012, ILG has 1.7 million remaining shares available for future issuance under this plan.

        On March 6, 2012 and March 2, 2011, the Compensation Committee granted approximately 586,000 and 378,000 RSUs, respectively, vesting over three to four years, to certain officers and employees of ILG and its subsidiaries. Of the RSUs granted in 2012, approximately 130,000 cliff vest in three years and approximately 73,000 of these RSUs are subject to performance criteria that could result between 0% and 200% of these awards being earned based on defined EBITDA or relative total shareholder return targets over the respective performance period. Of the RSUs granted in 2011,

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

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

        Non-cash compensation expense related to RSUs for the three months ended September 30, 2012 and 2011 was $2.6 million and $2.9 million, respectively. For the nine months ended September 30, 2012 and 2011, non-cash compensation expense related to RSUs was $8.7 million and $8.8 million, respectively. At September 30, 2012, there was approximately $13.2 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 1.7 years.

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

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of sales	$155	$121	$471	$416
Selling and marketing expense	257	195	787	647
General and administrative expense	2,152	2,618	7,475	7,777

Non-cash compensation expense	$2,564	$2,934	$8,733	$8,840

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes RSU activity during the nine months ended September 30, 2012:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	2,098	$12.22
Granted	657	13.69
Vested	(1,155)	11.49
Forfeited	(42)	13.29

Non-vested RSUs at September 30	1,558	$13.28

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

NOTE 10—INCOME TAXES

        ILG calculates its interim income tax provision in accordance with ASC 740, "Income Taxes". At the end of each interim period, ILG makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of a change in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

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

September 30, 2012

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

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

        For the three and nine months ended September 30, 2012, ILG recorded an income tax provision for continuing operations of $0.6 million and $14.9 million, respectively, which represents effective tax rates of 80.5% and 37.0% for the respective periods. The higher effective tax rate for the three months ended September 30, 2012 was primarily attributable to reduced income before income taxes, driven by the loss on the extinguishment of debt related to the redemption of the Interval Senior Notes, which magnified the impact of other income tax items, the most significant of which related to the effect of changes in tax laws in the U.K., as discussed further below, that were enacted during the third quarter of 2012. For the nine months ended September 30, 2012, the tax rate was higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the nine months ended September 30, 2012, the effective tax rate decreased due to other income tax items, the most significant of which related to the tax impact of ILG's redemption of the Interval Senior Notes offset by the effect of changes in tax laws in the U.K., that were enacted during the third quarter of 2012.

        For the three and nine months ended September 30, 2011, ILG recorded an income tax provision for continuing operations of $8.0 million and $20.9 million, respectively, which represents effective tax rates of 41.1% and 39.4% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the nine months ended September 30, 2011, the effective tax rate increased due to other income tax items, the most significant related to the effect of changes in tax laws in the U.K., that were enacted during the third quarter of 2011.

        As of September 30, 2012 and December 31, 2011, ILG had unrecognized tax benefits of $0.8 million and $0.9 million, respectively. During the three months ended September 30, 2012, the unrecognized tax benefits increased by approximately $0.1 million as a result of other income tax items, primarily related to certain tax credits. During the nine months ended September 30, 2012, the unrecognized tax benefits decreased by a net amount of approximately $0.1 million as a result of the expiration of the statute of limitations related to foreign taxes during the first quarter of 2012, partly offset by other income tax items in the third quarter of 2012. Additionally, during the first quarter of 2012, ILG acquired VRI, a domestic S corporation for income tax purposes. During the tax due diligence review of the S corporation status of VRI, a number of potential issues emerged that required a private letter ruling for assurance of VRI's S corporation status for the period prior to the acquisition. The ruling requested inadvertent termination relief if any of the identified issues

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

inadvertently terminated VRI's S corporation election. VRI submitted the ruling request to the Internal Revenue Service ("IRS") on February 29, 2012. During the third quarter of 2012, the private letter ruling was received from the IRS granting VRI inadvertent termination relief. Accordingly, no adjustment was required to be made to the financial statements.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and nine months ended September 30, 2012. During the nine months ended September 30, 2012, interest and penalties decreased by approximately $0.2 million during the first quarter of 2012 as a result of the expiration of the statute of limitations related to foreign taxes. As of September 30, 2012, ILG had accrued $0.6 million for interest and penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.3 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to foreign taxes and settlements with taxing authorities on other income tax items. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

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

        The IRS has substantially completed its review of IAC's consolidated tax returns for the years ended December 31, 2001 through 2006, which includes our operations from September 24, 2002, our date of acquisition by IAC. The settlement has not yet been submitted to the Joint Committee of Taxation for approval. In July 2011, the IRS began its review of IAC's consolidated tax returns for the years ended December 31, 2007 through 2009, which also includes our operations until the time of the spin-off in August 2008. The statute of limitations for the years 2001 through 2008 has been extended to December 31, 2013. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005. The IRS is also currently examining ILG's federal consolidated tax return for the short period following the spin-off and ended December 31, 2008. The statute of limitations for the short period following the spin-off and ended December 31, 2008 has been extended to June 30, 2013. This examination is expected to be completed prior to the expiration of the extended statute of limitations in 2013. Additionally during the third quarter of 2012, the State of Florida completed its examination of ILG's consolidated state tax return for the short period following the spin-off and ended December 31, 2008 as well as for the tax year ended December 31, 2009.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

        During 2011, the U.K. Finance Act of 2011 was enacted, which further reduced the U.K. corporate income tax rate to 26%, effective April 1, 2011 and 25%, effective April 1, 2012. The impact of the U.K. rate reduction to 26% and 25%, which reduced our U.K. net deferred tax asset and increased income tax expense, was reflected in the reporting period when the law was enacted. During the third quarter of 2012, the U.K. Finance Act of 2012 was enacted which further reduced the U.K. corporate income tax rate to 24%, effective April 1, 2012 and 23%, effective April 1, 2013. The impact of the U.K. rate reduction to 24% and 23% has been reflected in the current reporting period. It reduced our U.K. net deferred tax asset and increased income tax expense by approximately $0.4 million. The change in the corporate tax rate initially negatively impacts income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreases; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

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

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Membership and Exchange
Revenue	$86,092	$86,222	$276,725	$270,001
Cost of sales	20,538	19,565	68,384	63,027

Gross profit	65,554	66,657	208,341	206,974
Selling and marketing expense	12,345	12,421	38,472	38,580
General and administrative expense	21,819	20,667	65,960	64,535
Amortization expense of intangibles	4,968	5,420	15,808	16,269
Depreciation expense	3,011	3,097	9,025	9,286

Segment operating income	$23,411	$25,052	$79,076	$78,304

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Management and Rental
Management fee revenue	$15,117	$8,484	$41,165	$24,229
Pass-through revenue	15,986	12,007	44,712	35,020

Total revenue	31,103	20,491	85,877	59,249
Cost of sales	21,203	15,143	59,409	44,537

Gross profit	9,900	5,348	26,468	14,712
Selling and marketing expense	937	920	2,851	2,635
General and administrative expense	4,807	2,589	13,072	7,196
Amortization expense of intangibles	1,701	1,410	5,193	4,179
Depreciation expense	300	222	814	720

Segment operating income (loss)	$2,155	$207	$4,538	$(18)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated
Revenue	$117,195	$106,713	$362,602	$329,250
Cost of sales	41,741	34,708	127,793	107,564

Gross profit	75,454	72,005	234,809	221,686
Direct segment operating expenses	49,888	46,746	151,195	143,400

Operating income	$25,566	$25,259	$83,614	$78,286

        Selected financial information by reporting segment is presented below (in thousands):

	September 30, 2012	December 31, 2011
Total Assets:
Membership and Exchange	$822,394	$898,038
Management and Rental	117,224	78,284

Total	$939,618	$976,322

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

        We maintain operations in the United States and international locations, primarily the United Kingdom. Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
United States	$101,100	$90,658	$310,024	$277,772
All other countries	16,095	16,055	52,578	51,478

Total	$117,195	$106,713	$362,602	$329,250

	September 30, 2012	December 31, 2011
Long-lived assets (excluding goodwill and other intangible assets):
United States	$50,269	$48,375
All other countries	2,389	2,264

Total	$52,658	$50,639

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

        Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. At September 30, 2012, guarantees, surety bonds and letters of credit totaled $35.2 million, with the highest annual amount of $12.2 million occurring in year one. Guarantees represent $32.6 million of this total and primarily relate to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities of Aston, entered into on behalf of the property owners for which either party may terminate such leases

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of September 30, 2012, future amounts are not expected to be significant, individually or in the aggregate.

        The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of September 30, 2012, amounts pending reimbursements are not significant.

European Union Value Added Tax Matter

        In 2009, the European Court of Justice issued a judgment related to Value Added Tax ("VAT") in Europe against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and altered the manner in which the Membership and Exchange segment accounts for VAT on its revenues as well as to which EU country VAT is owed. As of September 30, 2012 and December 31, 2011, ILG had an accrual of $4.8 million and $1.4 million, respectively, representing the net exposure of any VAT reclaim refund receivable and accrued VAT liabilities related to this matter. The net change in the accrual primarily relates to the receipt of $5.1 million during the first quarter 2012 on the VAT reclaim refund from one of the jurisdictions which increased the net VAT accrual balance as of September 30, 2012. This increase was partially offset by a $1.1 million decrease due to the change in estimate primarily to update the periods for which the accrued VAT liabilities are due, $0.5 million in payments, as well as the effect of foreign currency remeasurements. The change in estimate resulted in a favorable adjustment to our consolidated statement of income for the nine months ended September 30, 2012. Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $4.8 million up to approximately $6.9 million based on quarter-end exchange rates. ILG believes that the $4.8 million accrual at September 30, 2012 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

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

GENERAL

        The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three and nine months ended September 30, 2012. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this report as well as our 2011 Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). This discussion includes the following sections:

  •
  Management Overview

  •
  Results of Operations

  •
  Financial Position, Liquidity and Capital Resources

  •
  Critical Accounting Policies and Estimates

  •
  ILG's Principles of Financial Reporting

  •
  Reconciliation of EBITDA and Adjusted EBITDA

 MANAGEMENT OVERVIEW

General Description of our Business

        ILG is a leading global provider of membership and leisure services to the vacation industry. We operate in two operating segments: Membership and Exchange and Management and Rental. Our principal operating segment, Membership and Exchange, offers travel and leisure related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. Management and Rental, our other business segment, provides hotel, condominium resort, timeshare resort and homeowners association management, and rental services to both vacation property owners and vacationers.

Membership and Exchange Services

        Interval, the principal business comprising our Membership and Exchange segment, has been a leader in the membership and exchange services industry since its founding in 1976. As of September 30, 2012, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

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

        As of September 30, 2012, the businesses that comprise our Management and Rental segment provided management and rental services at over 200 vacation properties, resorts and club locations in North America as well as more limited management services to certain additional properties.

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

International Operations

        International revenue remained relatively flat in the three months ended September 30, 2012 and increased approximately 2.1% in the nine months ended September 30, 2012 compared to the same periods in 2011. As a percentage of our total revenue, international revenue decreased to 13.7% and 14.5% in the three and nine months ended September 30, 2012, respectively, from 15.0% and 15.6% for the three and nine months ended September 30, 2011, respectively. The decreases as a percentage of total revenue are attributable to higher U.S. revenue mainly due to our newly acquired VRI business.

Other Factors Affecting Results

Membership and Exchange

        The consolidation of resort developers driven by bankruptcies and the lack of receivables financing has resulted in a decrease in the flow of new members from point of sale to our exchange networks. While access to receivables financing has improved, financing standards for consumers remain higher than those required several years ago. Developers are continuing to modify their business models whereby a high proportion of sales are to their existing owners, which does not result in new members to the Interval Network.

        In addition, our 2012 results continue to be negatively affected by a shift in the percentage mix of our membership base from traditional, direct renewal members to corporate members who are renewed directly by the respective developer and tend to have a lower propensity to transact with us. Consequently, we work to structure our corporate membership arrangements such that there is a reservation servicing component which partly offsets the anticipated lower transaction propensity.

Management and Rental

        Our Management and Rental segment results are susceptible to variations in economic conditions, particularly in its primary market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii have increased 8.4% and 9.2% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in the prior year. This is consistent with Aston's managed properties in Hawaii experiencing increases in occupancy, leading to overall increases of 18.0% and 16.7% in revenue per available room ("RevPAR") in Hawaii for the three and nine months ended September 30, 2012 compared to the same periods in 2011, respectively. These increases in RevPAR in Hawaii were driven by both higher average daily rates and occupancy.

        As of the latest forecast (August 2012), the Hawaii Department for Business, Economic Development and Tourism forecasts increases of 8.6% in visitors to Hawaii and 15.2% in visitor expenditures in 2012 over 2011. Additionally, our third quarter and year-to-date 2012 results include the results of operations from VRI for the months subsequent to our February 28, 2012 acquisition.

Liquidity

        On June 21, 2012, we entered into an amended and restated credit agreement which provides, among other things, a $500 million revolving credit facility, as further discussed in Note 5 of the interim consolidated financial statements included in this report. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate, as defined, plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on ILG's leverage ratio. On September 4, 2012, we redeemed all of our 9.5% senior notes at 100% of the principal amount plus accrued and unpaid interest to the redemption date, at which time the senior notes were no longer deemed to be outstanding and our obligations under the indenture, as previously supplemented, terminated. Additionally, the extinguishment of our senior notes resulted in a non-cash, pre-tax loss on extinguishment of debt of $17.9 million during the third quarter of 2012 principally pertaining to the acceleration of the original issue discount and the write-off of the related unamortized deferred debt issuance costs. This non-cash charge is presented as a separate line item within other income (expense) in our consolidated statements of income for the three and nine months ended September 30, 2012.

Outlook

        Throughout 2012, the vacation ownership industry remained in a period of transition that resulted in the bankruptcy, restructuring and consolidation of developers as well as continued modifications to their business models. We expect additional consolidation and reorganizations within the industry into 2013. Additionally, we anticipate margin compression and increased competition in our membership and exchange business resulting from developers' proprietary clubs.

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

        Lastly, during the second quarter of 2012, the ownership and debt structure of one of Aston's largest managed properties was restructured. This caused Aston's management agreement for the property to be modified, Aston's compensation to be reduced and the remaining term to be shortened, with short-term renewals at the option of the new property owner. Consequently, during the second and third quarter we assessed the impact of these modifications on our Management and Rental operating segment to determine whether an interim impairment test of long-lived assets and goodwill and other indefinite-lived intangible assets is warranted as of September 30, 2012. The result of these assessments did not indicate that assets might be impaired and, therefore, an interim impairment test was not warranted at this time.

 RESULTS OF OPERATIONS

Revenue

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

	Three Months Ended September 30,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$46,588	(0.5)%	$46,836
Membership fee revenue	32,518	1.0%	32,196
Ancillary member revenue	1,808	(14.7)%	2,119

Total member revenue	80,914	(0.3)%	81,151
Other revenue	5,178	2.1%	5,071

Total Membership and Exchange revenue	86,092	(0.2)%	86,222

Management and Rental
Management fee and rental revenue	15,117	78.2%	8,484
Pass-through revenue	15,986	33.1%	12,007

Total Management and Rental revenue	31,103	51.8%	20,491

Total revenue	$117,195	9.8%	$106,713

        Revenue for the three months ended September 30, 2012 increased $10.5 million, or 9.8%, from the comparable period in 2011. Management and Rental segment revenue increased $10.6 million, or 51.8%, in the quarter compared to the prior year. Membership and Exchange segment revenue was relatively in-line with the prior year, decreasing $0.1 million.

Membership and Exchange

        Total active members in the Interval Network at September 30, 2012 increased to approximately 1.86 million members as compared to approximately 1.79 million members at September 30, 2011, an increase of 3.6%. This led to an increase of $0.3 million, or 1.0%, in membership fee revenue during the period, partly offset by lower average membership fee revenue per member. On the other hand, transaction revenue was lower by $0.2 million primarily due to a $1.0 million decrease in revenue from exchanges and Getaways, resulting from a 3.9% decrease in exchange and Getaway transaction volume during the quarter compared to 2011 which was partly offset by a 1.6% increase in average fee per transaction. However, this decrease in transaction revenue also was partly offset by higher reservation servicing and other transaction related fees of $0.4 million and $0.3 million, respectively. Lower transaction volume and higher reservation servicing revenue are related to a shift in the percentage mix of our membership base from traditional to corporate members. Overall Interval Network average revenue per member was $43.54 in the third quarter of 2012, a decrease of 3.6% from $45.15 in the prior year.

Management and Rental

        The increase of $6.6 million, or 78.2%, in management fee and rental revenue includes $5.5 million of incremental VRI management fee revenue and an increase of $0.5 million contribution from TPI primarily related to the addition of new property management contracts subsequent to the start of the third quarter of 2011. Fee income earned from managed hotel and condominium resort properties at Aston increased $0.6 million, or 8.3%, during the quarter compared to the prior year quarter due to an 18.9% increase in RevPAR to $134.45 driven by an 11.3% higher average daily rate and a 6.8% improvement in occupancy rates in the third quarter.

        Additionally, this segment reported an increase of $4.0 million, or 33.1%, in reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners association without mark-up ("pass-through revenue"). The increase in pass-through revenue is mostly related to our acquisition of VRI and, to a lesser extent, increases at Aston and TPI related to higher occupied room nights and new property management contracts, respectively.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

	Nine Months Ended September 30,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$156,822	3.9%	$150,865
Membership fee revenue	97,652	0.4%	97,307
Ancillary member revenue	5,542	(6.1)%	5,900

Total member revenue	260,016	2.3%	254,072
Other revenue	16,709	4.9%	15,929

Total Membership and Exchange revenue	276,725	2.5%	270,001

Management and Rental
Management fee and rental revenue	41,165	69.9%	24,229
Pass-through revenue	44,712	27.7%	35,020

Total Management and Rental revenue	85,877	44.9%	59,249

Total revenue	$362,602	10.1%	$329,250

        Revenue for the nine months ended September 30, 2012 increased $33.4 million, or 10.1%, from the comparable period in 2011. Membership and Exchange segment revenue increased $6.7 million, or 2.5%, in the period compared to the prior year and Management and Rental segment revenue increased $26.6 million, or 44.9%, from 2011.

Membership and Exchange

        The increase of $6.7 million in Membership and Exchange segment revenue in 2012 is primarily due to increases in transaction revenue and other revenue of $6.0 million and $0.8 million, respectively. The rise in transaction revenue for the nine month period is the result of a strong first-half of 2012 which returned higher revenue from exchanges and Getaways by $2.4 million and increases in reservation servicing and other transaction related fees of $1.6 million and $2.0 million, respectively. Higher transaction revenue from exchanges and Getaways was due to a 5.7% increase in average fee per transaction, partially offset by a 3.7% decrease in exchange and Getaway transaction volume. Lower transaction volume is related to a shift in the percentage mix of our membership base from traditional to corporate members. Membership fee revenue during the first nine months of 2012 was relatively consistent with 2011. The increase in other revenue in the nine month period is primarily attributable to the membership and exchange related activities of TPI and the inclusion of VRI subsequent to our acquisition in February 2012. Overall Interval Network average revenue per member of $141.00 for 2012 is in-line with $140.61 of the prior year.

Management and Rental

        The increase of $16.9 million, or 69.9%, in management fee and rental revenue includes $12.9 million of incremental VRI management fee revenue and a $1.9 million contribution from TPI largely related to the addition of new property management contracts. Fee income earned from managed hotel and condominium resort properties at Aston increased $2.1 million, or 11.2% in 2012 due to an 18.5% increase in RevPAR to $131.84 driven by a 10.0% higher average daily rate and a 7.7% improvement in occupancy rates during the nine months ended September 30, 2012.

        The increase of $9.7 million, or 27.7%, in pass-through revenue is mostly related to our acquisition of VRI and, to a lesser extent, increases at Aston and TPI attributable to higher occupied room nights and new property management contracts, respectively.

Cost of Sales

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

	Three Months Ended September 30,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange	$20,538	5.0%	$19,565
Management and Rental
Management fee and rental expenses	5,217	66.4%	3,136
Pass-through expenses	15,986	33.1%	12,007

Total Management and Rental cost of sales	21,203	40.0%	15,143

Total cost of sales	$41,741	20.3%	$34,708

As a percentage of total revenue	35.6%	9.5%	32.5%
As a percentage of total revenue excluding pass-through revenue	41.2%	12.5%	36.6%
Gross margin	64.4%	(4.6)%	67.5%
Gross margin without pass-through revenue/expenses	74.6%	(1.9)%	76.0%

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

        Cost of sales in the third quarter of 2012 increased $7.0 million from 2011, consisting of an increase of $1.0 million from our Membership and Exchange segment and $6.1 million from our Management and Rental segment. Overall gross margin decreased 4.6% to 64.4% this quarter compared to 2011, primarily due to increased gross profit contribution from our lower-margin Management and Rental segment relative to total ILG gross profit.

        Gross margin for the Membership and Exchange segment decreased by 1.5% as compared to the prior year. Cost of sales for this segment increased $1.0 million primarily due to an increase of $0.8 million in compensation and other employee related costs. This increase mainly pertained to our call center and related member servicing activities which, coupled with increases of $0.2 million in membership fulfillment related expenses and $0.3 million in telecommunications costs related to member servicing , were in part attributable to an increase in the number of active members in our Interval Network resulting from the affiliation of two corporate accounts during the first half of 2012. These increases were partly offset by a $0.2 million decrease in cost of purchased inventory during the quarter. The lower cost of purchased inventory was attributable mainly to a decrease in the average cost per unit of this purchased inventory, partly offset by a higher proportion of purchased inventory utilized during the quarter.

        The increase of $6.1 million in cost of sales from the Management and Rental segment was primarily attributable to an increase of $4.0 million in segment pass-through revenue coupled with an increase of $1.8 million in other incremental expenses related to VRI. Gross margin for this segment increased 22.0% to 31.8% in the third quarter of 2012 compared to 2011. The Management and Rental segment has lower gross margins than our Membership and Exchange segment largely due to the pass-through revenue. Excluding the effect of pass-through revenue, gross margin for this segment increased 3.9% to 65.5% during the third quarter compared to prior year.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

	Nine Months Ended September 30,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange	$68,384	8.5%	$63,027
Management and Rental
Management fee and rental expenses	14,697	54.4%	9,517
Pass-through expenses	44,712	27.7%	35,020

Total Management and Rental cost of sales	$59,409	33.4%	$44,537

Total cost of sales	$127,793	18.8%	$107,564

As a percentage of total revenue	35.2%	7.9%	32.7%
As a percentage of total revenue excluding pass-through revenue	40.2%	10.0%	36.6%
Gross margin	64.8%	(3.8)%	67.3%
Gross margin without pass-through revenue/expenses	73.9%	(2.0)%	75.3%

        Cost of sales increased $20.2 million from 2011, consisting of an increase of $5.4 million from our Membership and Exchange segment and $14.9 million from our Management and Rental segment. Overall gross margin decreased 3.8% to 64.8% in the first nine months of 2012 compared to 2011, primarily due to increased gross profit contribution from our lower-margin Management and Rental segment relative to total ILG gross profit.

        Gross margin for the Membership and Exchange segment decreased by 1.8% during first nine months of 2012 compared to the prior year. Cost of sales for this segment increased $5.4 million primarily due to an increase of $3.0 million in compensation and other employee related costs and $0.8 million in the cost of purchased inventory. The increase in compensation and other employee related costs mainly pertained to our call center and related member servicing activities which, coupled with an increase of $1.5 million in membership fulfillment related expenses, were in part attributable to an increase in the number of active members in our Interval Network resulting from the affiliation of two corporate accounts during the first half of 2012. The increase in the cost of purchased inventory was due to a higher proportion of purchased inventory utilized during 2012, partly offset by a decrease in the average cost per unit of this purchased inventory.

        The increase of $14.9 million in cost of sales from the Management and Rental segment was primarily attributable to an increase of $9.7 million in segment pass-through revenue coupled with an increase of $4.4 million in other incremental expenses related to VRI and an increase of $0.5 million in compensation and other employee related costs at TPI. Gross margin for this segment increased 24.1% to 30.8% in the first nine months of 2012 compared to 2011. Excluding the effect of pass-through revenue, gross margin for this segment increased 5.9% to 64.3% during 2012 compared to the prior year.

Selling and marketing expense

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

	Three Months Ended September 30,
	2012	% Change	2011
	(Dollars in thousands)
Selling and marketing expense	$13,282	(0.4)%	$13,341
As a percentage of total revenue	11.3%	(9.3)%	12.5%
As a percentage of total revenue excluding pass-through revenue	13.1%	(6.8)%	14.1%

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

        Selling and marketing expense in the third quarter 2012 remained relatively flat compared to 2011, decreasing $0.1 million, or 0.4%. As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 9.3% and 6.8%, respectively, during the third quarter of 2012 compared to the prior year.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

	Nine Months Ended September 30,
	2012	% Change	2011
	(Dollars in thousands)
Selling and marketing expense	$41,323	0.3%	$41,215
As a percentage of total revenue	11.4%	(9.0)%	12.5%
As a percentage of total revenue excluding pass-through revenue	13.0%	(7.2)%	14.0%

        Selling and marketing expense in 2012 remained relatively flat compared to 2011, increasing $0.1 million, or 0.3%. As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 9.0% and 7.2%, respectively, during the first nine months of 2012 compared to the prior year.

General and administrative expense

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

	Three Months Ended September 30,
	2012	% Change	2011
	(Dollars in thousands)
General and administrative expense	$26,626	14.5%	$23,256
As a percentage of total revenue	22.7%	4.3%	21.8%
As a percentage of total revenue excluding pass-through revenue	26.3%	7.1%	24.6%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, as well as facilities costs, fees for professional services and other company-wide benefits.

        General and administrative expense in the third quarter 2012 increased $3.4 million from 2011, primarily due to an increase of $2.6 million in overall compensation and other employee-related costs as well as other incremental expenses of $0.9 million from VRI, an unfavorable variance of $1.1 million in our estimated accrual for European Union ("EU") Value Added Tax ("VAT"), primarily due to the $1.1 million change in estimate recorded in the third quarter of 2011, and an unfavorable variance of $0.3 million in operating currency impact resulting from foreign currency remeasurements of operating assets and liabilities denominated in a currency other than the functional currency. These changes were partly offset by a favorable net change of $1.8 million in the estimated fair value of contingent consideration related to an acquisition, primarily due to the $1.2 million unfavorable change in estimate recorded in the third quarter of 2011 compared to a $0.7 million favorable change in estimate recorded in the current quarter.

        The $2.6 million increase in overall compensation and other employee-related costs was primarily due to $1.6 million of incremental compensation and other employee-related expenses from VRI, an increase in health and welfare insurance expense of $1.0 million due to higher self-insured claim activity in the quarter, as well as increases in other employee-related costs. These higher employee-related costs were partly offset by a decrease of $0.5 million in non-cash compensation expense mainly due to awards granted at spin-off, vesting fully during the third quarter of 2012.

        As a percentage of total revenue and total revenue excluding pass-through revenue, general and administrative expense increased 4.3% and 7.1%, respectively, during the third quarter of 2012 compared to the prior year.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

	Nine Months Ended September 30,
	2012	% Change	2011
	(Dollars in thousands)
General and administrative expense	$79,032	10.2%	$71,731
As a percentage of total revenue	21.8%	NM	21.8%
As a percentage of total revenue excluding pass-through revenue	24.9%	2.0%	24.4%

        General and administrative expense increased $7.3 million from 2011, primarily due to an increase of $6.7 million in overall compensation and other employee-related costs, other incremental expenses of $2.1 million from VRI and certain other miscellaneous increases primarily at Aston, partly offset by a favorable net change of $1.8 million in the estimated fair value of contingent consideration related to an acquisition.

        The $6.7 million increase in overall compensation and other employee-related costs was primarily due to $3.8 million of incremental compensation and other employee-related expenses from VRI, an increase of $1.2 million in health and welfare insurance expense due to higher self-insured claim activity in 2012, and various other increases in compensation and employee-related costs. These higher employee-related costs were partly offset by a decrease of $0.3 million in non-cash compensation expense mainly due to awards granted at spin-off, vesting fully during the third quarter of 2012.

        As a percentage of total revenue, general and administrative expense was in-line with the prior year and was higher by 2.0% as a percentage of total revenue excluding pass-through revenue.

Amortization Expense of Intangibles

For the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
	(Dollars in thousands)			(Dollars in thousands)
Amortization	$6,669	(2.4)%	$6,830	$21,001	2.7%	$20,448
As a percentage of total revenue	5.7%	(11.1)%	6.4%	5.8%	(6.7)%	6.2%
As a percentage of total revenue excluding pass-through revenue	6.6%	(8.6)%	7.2%	6.6%	(4.9)%	6.9%

        Amortization expense of intangibles for the third quarter of 2012 decreased $0.2 million from the comparable period in 2011 primarily due certain intangible assets amortizing fully during and prior to the third quarter of 2012, partly offset by the incremental amortization expense pertaining to intangible assets resulting from the acquisition of VRI.

        Amortization expense of intangibles for the nine months ended September 30, 2012 increased $0.6 million from 2011 primarily due to the incremental amortization expense pertaining to intangible assets resulting from the acquisition of VRI, partly offset by certain intangible assets amortizing fully during and prior to the third quarter of 2012.

Depreciation Expense

For the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	% Change	2011	2012	% Change	2011
	(Dollars in thousands)			(Dollars in thousands)
Depreciation	$3,311	(0.2)%	$3,319	$9,839	(1.7)%	$10,006
As a percentage of total revenue	2.8%	(9.2)%	3.1%	2.7%	(10.7)%	3.0%
As a percentage of total revenue excluding pass-through revenue	3.3%	(6.7)%	3.5%	3.1%	(9.0)%	3.4%

        Depreciation expense for the three and nine months ended September 30, 2012 was relatively consistent with the comparable periods in 2011, decreasing slightly by 0.2% and 1.7%, respectively.

Operating Income

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

	Three Months Ended September 30,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange	$23,411	(6.6)%	$25,052
Management and Rental	2,155	941.1%	207

Total operating income	$25,566	1.2%	$25,259

As a percentage of total revenue	21.8%	(7.8)%	23.7%
As a percentage of total revenue excluding pass-through revenue	25.3%	(5.3)%	26.7%

        Operating income in the third quarter was relatively consistent with the prior year, increasing slightly by $0.3 million or 1.2%, and was comprised of a decrease of $1.6 million from our Membership and Exchange segment and an increase of $1.9 million from our Management and Rental segment.

        Operating income for our Membership and Exchange segment decreased $1.6 million to $23.4 million in the third quarter 2012 from 2011 due to lower segment operating results, partly offset by the positive contributions from VRI's membership and exchange activities and a favorable net change of $0.9 million in the estimated fair value of contingent consideration related to an acquisition.

        The increase in operating income of $1.9 million at our Management and Rental segment is primarily due to improved operating results at Aston during the quarter, incremental contributions from VRI and a favorable net change of $0.9 million in the estimated fair value of contingent consideration related to an acquisition.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

	Nine Months Ended September 30,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange	$79,076	1.0%	$78,304
Management and Rental	4,538	NM	(18)

Total operating income	$83,614	6.8%	$78,286

As a percentage of total revenue	23.1%	(3.0)%	23.8%
As a percentage of total revenue excluding pass-through revenue	26.3%	(1.1)%	26.6%

        Operating income for the first nine months of 2012 increased $5.3 million from the comparable period in 2011, consisting of increases of $0.8 million from our Membership and Exchange segment and $4.6 million from our Management and Rental segment.

        Operating income for our Membership and Exchange segment increased $0.8 million to $79.1 million in 2012 from 2011 due to the positive contributions from the membership and exchange activities of TPI and VRI and a favorable net change of $0.9 million in the estimated fair value of contingent consideration related to an acquisition, largely offset by lower segment operating results.

        The increase in operating income of $4.6 million at our Management and Rental segment is primarily due to improved operating results at Aston and TPI during the first nine months of 2012, coupled with the incremental contribution from VRI and a favorable net change of $0.9 million in the estimated fair value of contingent consideration related to an acquisition.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting."

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

	Three Months Ended September 30,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange	$33,701	(7.1)%	$36,262
Management and Rental	4,409	112.0%	2,080

Total Adjusted EBITDA	$38,110	(0.6)%	$38,342

As a percentage of total revenue	32.5%	(9.5)%	35.9%
As a percentage of total revenue excluding pass-through revenue	37.7%	(7.0)%	40.5%

        Adjusted EBITDA in the third quarter 2012 was relatively in-line with the prior year, decreasing slightly by $0.2 million, or 0.6%, consisting of a decrease of $2.6 million from our Membership and Exchange segment and an increase of $2.3 million from our Management and Rental segment.

        Adjusted EBITDA from our Membership and Exchange segment decreased $2.6 million to $33.7 million in 2012 from $36.3 million in 2011. The decline in this segment's Adjusted EBITDA is primarily due to a continuing contraction in gross margin in part driven by a shift in percentage mix of the membership base from traditional to corporate members, who have a lower propensity to transact with us and a reduced membership fee. Additionally, the segment's results were negatively affected by increased health and welfare insurance expense resulting from higher self-insured claim activity in the quarter and an unfavorable variance of $1.1 million in our estimated accrual for EU VAT. Such was partly offset by incremental contributions from VRI and a favorable net change of $0.9 million in the estimated fair value of contingent consideration related to an acquisition.

        Adjusted EBITDA from our Management and Rental segment increased $2.3 million to $4.4 million in 2012 from $2.1 million in 2011. The improvement in Adjusted EBITDA in this segment is primarily due to higher gross profit of $4.6 million delivered mainly as a result of the inclusion of VRI in our results of operations, improvement in Aston's RevPAR during the quarter, new property management contracts gained at TPI subsequent to the start of the third quarter of 2011, as well as the favorable net change of $0.9 million in the estimated fair value of contingent consideration related to an acquisition. This was partly offset by an increase of $2.5 million in general and administrative expense due to the inclusion of VRI's general and administrative expenses and, to a lesser extent, various other increases within Aston's general and administrative expenses.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

	Nine Months Ended September 30,
	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange	$111,863	(0.1)%	$111,935
Management and Rental	11,324	100.6%	5,645

Total Adjusted EBITDA	$123,187	4.8%	$117,580

As a percentage of total revenue	34.0%	(4.9)%	35.7%
As a percentage of total revenue excluding pass-through revenue	38.8%	(3.0)%	40.0%

        Adjusted EBITDA for the first nine months of 2012 increased $5.6 million from 2011, or 4.8%, driven by an increase of $5.7 million from our Management and Rental segment, while our Membership and Exchange segment was in-line with prior year, decreasing slightly by $0.1 million.

        Adjusted EBITDA from our Membership and Exchange segment of $111.9 million was relatively in-line with prior year. Adjusted EBITDA for this segment reflects a strong first half of 2012 that was subsequently impacted by margin compression in the third quarter, as previously discussed, due to a shift in percentage mix of the membership base which has negatively affected transaction propensity and average membership fee per member. Additionally, the segment experienced higher overall compensation and employee-related costs, particularly driven by rising health and welfare insurance expense due to higher self-insured claim activity in the period. Such was partly offset by the inclusion of VRI's results, the favorable contribution from the membership and exchange activities of TPI, as well as a favorable net change of $0.9 million in the estimated fair value of contingent consideration related to an acquisition.

        Adjusted EBITDA from our Management and Rental segment increased $5.7 million to $11.3 million in 2012 from $5.6 million in 2011. The improvement in Adjusted EBITDA in this segment is primarily driven by higher gross profit of $11.8 million delivered mainly from the inclusion of VRI in our results of operations, improvement in Aston's RevPAR during the year, new property management contracts gained at TPI subsequent to the start of the third quarter 2011, in addition to a favorable net change, between the third quarter of 2011 and 2012, of $0.9 million in the estimated fair value of contingent consideration related to an acquisition. This was partly offset by higher general and administrative expenses of $5.9 million due to the inclusion of VRI's general and administrative expenses in our results and, to a lesser extent, various other increases within Aston and TPI's general and administrative expenses.

Other income (expense), net

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

	Three Months Ended September 30,
	2012	% Change	2011
	(Dollars in thousands)
Interest income	$535	23.6%	$433
Interest expense	(6,485)	(26.0)%	(8,762)
Other income (expense), net	(915)	(136.8)%	2,488
Loss on extinguishment of debt	(17,925)	NM	—

        Interest income increased $0.1 million in the third quarter 2012 compared to 2011 primarily as a result of interest earned on loans issued in periods subsequent to the third quarter 2011.

        Interest expense primarily relates to interest and amortization of debt costs related to our senior notes, which were extinguished on September 4, 2012, and our amended and restated revolving credit facility entered into on June 21, 2012. The senior notes were initially recorded with an original issue discount of $23.5 million, of which $0.5 million and $0.6 million were amortized in the third quarter of 2012 and 2011, respectively. Lower interest expense during the quarter is primarily due to (1) the extinguishment of our term loan on June 21, 2012, compared to the then outstanding principal balance on our term loan during the third quarter of 2011, (2) our senior notes being outstanding only through September 4, 2012 and (3) the prevailing interest rates on our revolving credit facility compare favorably against the extinguished indebtedness.

        Other income (expense), net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange net loss was $0.9 million for the third quarter 2012 compared to a net gain of $2.5 million in 2011. The unfavorable fluctuations during the third quarter of 2012 were principally driven by U.S. dollar positions held at September 30, 2012 affected by the weaker dollar compared to the Mexican peso. The favorable fluctuations during the third quarter of 2011 were principally driven by U.S. dollar positions held at September 30, 2011 affected by the stronger dollar compared to the Mexican and Colombian pesos.

        Additionally, in connection with the redemption of our senior notes on September 4, 2012, we recognized a loss of $17.9 million in the third quarter 2012 on the early extinguishment of this debt resulting from the acceleration of related unamortized debt issuance costs and remaining original issue discount. This loss is presented as a separate line item within other income (expense) in our consolidated statements of income for the three months ended September 30, 2012.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

	Nine Months Ended September 30,
	2012	% Change	2011
	(Dollars in thousands)
Interest income	$1,538	87.6%	$820
Interest expense	(23,874)	(11.1)%	(26,868)
Other income (expense), net	(2,408)	NM	758
Loss on extinguishment of debt	(18,527)	NM	—

        Interest income increased $0.7 million in the first nine months of 2012 compared to 2011 primarily as a result of interest earned on loans issued in periods subsequent to the third quarter 2011.

        Interest expense primarily relates to interest and amortization of debt costs on the term loan and senior notes, which were extinguished on June 21, 2012 and September 4, 2012, respectively, and our amended and restated revolving credit facility entered into on June 21, 2012. The senior notes were initially recorded with an original issue discount of $23.5 million of which $1.8 million and $1.9 million were amortized in the first nine months of 2012 and 2011, respectively. Lower interest expense during the 2012 is primarily due to (1) the extinguishment of our term loan on June 21, 2012, compared to the then outstanding principal balance on our term loan during third quarter 2011, (2) our senior notes being outstanding only through September 4, 2012, and (3) the prevailing interest rates on our revolving credit facility compare favorably against the extinguished indebtedness.

        Other income (expense), net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange net loss was $2.1 million for the third quarter 2012 compared to a net gain of $1.0 million in 2011. The unfavorable fluctuations during 2012 were principally driven by U.S. dollar positions held at September 30, 2012 affected by the weaker dollar compared to the Mexican and Colombian peso. The favorable fluctuations during 2011 were principally driven by U.S. dollar positions held at September 30, 2011 affected by the stronger dollar compared to the Mexican peso, partly offset by a weaker dollar compared to the Colombian peso.

        Additionally, in connection with the repayment of our term loan on June 21, 2012 and the redemption of our senior notes on September 4, 2012, we recognized a loss of $18.5 million for the nine months ended September 30, 2012 on the early extinguishment of this indebtedness resulting from the acceleration of related unamortized debt issuance costs and the remaining original issue discount on the senior notes. This loss is presented as a separate line item within other income (expense) in our consolidated statements of income for the nine months ended September 30, 2012.

Income Tax Provision

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

        For the three months ended September 30, 2012 and 2011, ILG recorded income tax provisions for continuing operations of $0.6 million and $8.0 million, respectively, which represent effective tax rates of 80.5% and 41.1%, respectively. The higher effective tax rate for the three months ended September 30, 2012 was primarily attributable to a reduced income before income taxes, driven by the loss on the extinguishment of debt related to the redemption of the senior notes, which magnified the impact of other income tax items, the most significant of which related to the effect of changes in tax laws in the U.K., as discussed further below, that were enacted during the third quarter of 2012. For the three months ended September 30, 2011, the tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended September 30, 2011, the effective tax rate increased due to other income tax items, the most significant related to the effect of changes in tax laws in the U.K., that were enacted during the third quarter of 2011.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

        For the nine months ended September 30, 2012 and 2011, ILG recorded income tax provisions for continuing operations of $14.9 million and $20.9 million, respectively, which represent effective tax rates of 37.0% and 39.4%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the nine months ended September 30, 2012, the effective tax rate decreased due to other income tax items, the most significant of which related to the tax impact of ILG's redemption of the senior notes offset by the effect of changes in tax laws in the U.K., as discussed further below, that were enacted during the third quarter of 2012. During the nine months ended September 30, 2011, the effective tax rate increased due to other income items, the most significant related to the effect of changes in tax laws in the U.K. that were enacted during the third quarter of 2011.

        As of September 30, 2012 and December 31, 2011, ILG had unrecognized tax benefits of $0.8 million and $0.9 million, respectively. During the three months ended September 30, 2012, the unrecognized tax benefits increased by approximately $0.1 million as a result of other income tax items, primarily related to certain tax credits. During the nine months ended September 30, 2012, the unrecognized tax benefits decreased by a net amount of approximately $0.1 million as a result of the expiration of the statute of limitations related to foreign taxes during the first quarter of 2012, partly offset by other income tax items in the third quarter of 2012. Additionally, during the first quarter of 2012, ILG acquired VRI, a domestic S corporation for income tax purposes. During the tax due diligence review of the S corporation status of VRI, a number of potential issues emerged that required a private letter ruling for assurance of VRI's S corporation status for the period prior to the acquisition. The ruling requested inadvertent termination relief if any of the identified issues inadvertently terminated VRI's S corporation election. VRI submitted the ruling request to the Internal Revenue Service ("IRS") on February 29, 2012. During the third quarter of 2012, the private letter ruling was received from the IRS granting VRI inadvertent termination relief. Accordingly, no adjustment was required to be made to the financial statements.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and nine months ended September 30, 2012. During the nine months ended September 30, 2012, interest and penalties decreased by approximately $0.2 million during the first quarter of 2012 as a result of the expiration of the statute of limitations related to foreign taxes. As of September 30, 2012, ILG had accrued $0.6 million for interest and penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.3 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to foreign taxes and settlements with taxing authorities on other income tax items. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

        By virtue of previously filed separate company and consolidated tax returns with IAC, ILG is routinely under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under a Tax Sharing Agreement, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. The IRS is also currently examining ILG's federal consolidated tax return for the short period following the spin-off and ended December 31, 2008. The statute of limitations for the short period following the spin-off and ended December 31, 2008 has been extended to June 30, 2013. This examination is expected to be completed prior to the expiration of the extended statute of limitations in 2013. Additionally during the third quarter of 2012, the State of Florida completed its examination of ILG's consolidated state tax return for the short period following the spin-off and ended December 31, 2008 as well as for the tax year ended December 31, 2009.

        During 2011, the U.K. Finance Act of 2011 was enacted, which further reduced the U.K. corporate income tax rate to 26%, effective April 1, 2011 and 25%, effective April 1, 2012. The impact of the U.K. rate reduction to 26% and 25%, which reduced our U.K. net deferred tax asset and increased income tax expense, was reflected in the reporting period when the law was enacted. During the third quarter of 2012, the U.K. Finance Act of 2012 was enacted which further reduced the U.K. corporate income tax rate to 24%, effective April 1, 2012 and 23%, effective April 1, 2013. The impact of the U.K. rate reduction to 24% and 23% has been reflected in the current reporting period. It reduced our U.K. net deferred tax asset and increased income tax expense by approximately $0.4 million. The change in the corporate tax rate initially negatively impacts income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreases; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

        A further U.K. rate reduction to 22% is expected to be included in a future U.K. Finance Bill. The future corporate income tax rate reduction is expected to have a similar impact on our financial statements, as outlined above, however the actual impact will be dependent on our deferred tax position at that time.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2012, we had $137.7 million of cash and cash equivalents and restricted cash and cash equivalents, including $90.5 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $61.6 million is held in foreign jurisdictions, principally the U.K. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is used as our primary source of liquidity. We believe that our cash on hand along with our anticipated operating future cash flows and availability under our $500 million revolving credit facility, which may be increased to up to $700 million subject to certain conditions, are sufficient to fund our operating needs, quarterly cash dividend, capital expenditures, development and expansion of our operations, debt service, investments and other commitments and contingencies for at least the next twelve months. However, our operating cash flow may be impacted by macroeconomic factors outside of our control.

Cash Flows Discussion

        Net cash provided by operating activities decreased to $64.1 million in the nine months ended September 30, 2012 from $76.9 million in the same period of 2011. The decrease of $12.7 million from 2011 was principally due to higher income taxes paid related to the timing of certain income tax payments.

        Net cash used in investing activities of $42.6 million in the nine months ended September 30, 2012 primarily related to the VRI acquisition, net of cash acquired, of $40.0 million, disbursements totaling $9.5 million for additional investments in loans receivable, and capital expenditures of $10.4 million primarily related to IT initiatives, all partly offset by the early repayments of existing loans receivable totaling $17.0 million. Interest on the loans receivable are due monthly or quarterly and in some instances may be paid in kind. As of September 30, 2012, an additional $2.8 million is available to be drawn in connection with our financing receivables. In the nine months ended September 30, 2011, net cash used in investing activities was $31.7 million resulting from disbursements totaling $16.2 million for loans to third parties, capital expenditures of $9.9 million, primarily related to IT initiatives, and the acquisition of certain management agreements by our Management and Rental segment for $5.6 million.

        On June 21, 2012, we entered into an amended and restated credit agreement which, among other things (1) provides for a $500 million revolving credit facility in place of the existing senior secured credit facility which consisted of a $50 million revolving facility and a term loan facility with an original principal amount of $150 million, (2) extends the maturity of the credit facility to June 21, 2017, (3) provides for an interest rate on borrowings, commitment fees and letter of credit fees based on ILG and its subsidiaries' consolidated leverage ratio, and (4) may be increased to up to $700 million, subject to certain conditions. As of September 30, 2012, $290.0 million of borrowings were outstanding under the revolving credit facility, with $210.0 million available to be drawn.

        On September 4, 2012, we redeemed all of our $300 million senior notes, issued on August 19, 2008, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, amounting to $314.5 million. We funded the redemption through the use of $290.0 million, drawn on our $500 million revolving credit facility, and cash on hand.

        Net cash used in financing activities of $89.4 million in the nine months ended September 30, 2012 was primarily due to the redemption of our senior notes, principal payments of $56.0 million on the term loan, of which we paid $51.0 million from cash on-hand in June 2012 to fully extinguish the term loan, cash dividends totaling $17.0 million, payments of debt issuance costs of $3.9 million in connection with entering into our amended and restated credit agreement in June 2012, and vesting of restricted stock units, net of withholding taxes. These uses of cash were partially offset by proceeds of the $290.0 million drawn on our revolving credit facility to fund the redemption, proceeds from excess tax benefits from stock-based awards and the exercise of stock options. In the nine months ended September 30, 2011, net cash used in financing activities of $34.3 million was principally due to repurchases of our common stock at market prices totaling $17.6 million, including commissions, which settled during the quarter, as well as voluntary principal prepayments on the term loan totaling $15.0 million, and vesting of restricted stock units, net of withholding taxes, all partially offset by excess tax benefits from stock-based awards and proceeds from the exercise of stock options.

        Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on the Borrower's leverage ratio. As of September 30, 2012, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The revolving credit facility has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% based on the Borrower's leverage ratio and as of September 30, 2012 the commitment fee was 0.275%.

        The revolving credit facility has various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The revolving credit facility requires us to meet certain financial covenants requiring the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Amended Credit Agreement, of 3.50 through December 31, 2013 and 3.25 thereafter. Additionally, we are required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement, of 3.0. As of September 30, 2012, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 1.70 and 5.41, respectively.

        In March 2012, May 2012 and August 2012, our Board of Directors declared a quarterly dividend of $0.10 per share for shareholders of record on April 2, 2012, June 12, 2012 and September 6, 2012, respectively. On each of April 18, 2012, June 26, 2012 and September 20, 2012, a cash dividend of $5.7 million was paid. We currently expect to declare and pay quarterly dividends of similar amounts.

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At September 30, 2012, guarantees, surety bonds and letters of credit totaled $35.2 million. Guarantees represent $32.6 million of this total and primarily relate to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the Aston management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of September 30, 2012 amounts are not expected to be significant, individually or in the aggregate. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of September 30, 2012, amounts pending reimbursements are not significant.

Subsequent Event

        In November 2012, our Board of Directors declared a $0.10 per share dividend payable December 18, 2012 to shareholders of record on December 4, 2012. Based on the number of shares of common stock outstanding as of September 30, 2012, at a dividend of $0.10 per share, the anticipated cash outflow would be $5.7 million in the fourth quarter of 2012.

Contractual Obligations and Commercial Commitments

        Contractual obligations and commercial commitments at September 30, 2012 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$290,000	$—	$—	$290,000	$—
Debt interest(a)	30,351	6,384	12,856	11,111	—
Purchase obligations(b)	30,107	8,234	11,715	7,758	2,400
Unused commitment on loans receivable and other advances	2,868	2,868	—	—	—
Operating leases	58,116	11,740	18,228	12,432	15,716

Total contractual obligations	$411,442	$29,226	$42,799	$321,301	$18,116

(a)
Debt principal and debt interest represent principal and interest to be paid on our revolving credit facility based on the balance outstanding as of September 30, 2012. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of September 30, 2012. Interest on the revolving credit facility is calculated using the prevailing rates as of September 30, 2012.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$35,220	$12,191	$15,082	$5,835	$2,112

(c)
Commercial commitments include minimum revenue guarantees related to Aston's hotel and resort management agreements, Aston's accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

        Included in other liabilities, both current and long-term, as presented in our consolidated balance sheet as of September 30, 2012, are certain unconditional recorded contractual obligations. These obligations and the future periods in which such obligations are expected to settle in cash are as follows (in thousands):

Twelve Month Period Ending September 30,
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

ILG'S PRINCIPLES OF FINANCIAL REPORTING

Definition of ILG's Non-GAAP Measure

        Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is defined as net income attributable to common stockholders excluding, if applicable: (1) interest income and interest expense, (2) income taxes, (3) depreciation expense, and (4) amortization expense of intangibles.

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

RECONCILIATION OF EBITDA AND ADJUSTED EBITDA

        The following tables reconcile EBITDA and Adjusted EBITDA to operating income for our operating segments, and to net income attributable to common stockholders in total, for the three and nine months ended September 30, 2012 and 2011 (in thousands). The noncontrolling interest relates to the Management and Rental segment.

	For the Three Months Ended September 30, 2012
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$33,701	$4,409	$38,110
Non-cash compensation expense	(2,311)	(253)	(2,564)
Other non-operating expense, net	(915)	—	(915)
Loss on extinguishment of debt	(17,925)	—	(17,925)

EBITDA	12,550	4,156	16,706
Amortization expense of intangibles	(4,968)	(1,701)	(6,669)
Depreciation expense	(3,011)	(300)	(3,311)
Less: Other non-operating expense, net	915	—	915
Less: Loss on extinguishment of debt	17,925	—	17,925

Operating income	$23,411	$2,155	25,566

Interest income			535
Interest expense			(6,485)
Other non-operating expense, net			(915)
Loss on extinguishment of debt			(17,925)
Income tax provision			(624)

Net income			152
Net income attributable to noncontrolling interest			(3)

Net income attributable to common stockholders			$149

	For the Three Months Ended September 30, 2011
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$36,262	$2,080	$38,342
Non-cash compensation expense	(2,693)	(241)	(2,934)
Other non-operating income, net	2,488	—	2,488

EBITDA	36,057	1,839	37,896
Amortization expense of intangibles	(5,420)	(1,410)	(6,830)
Depreciation expense	(3,097)	(222)	(3,319)
Less: Other non-operating income, net	(2,488)	—	(2,488)

Operating income	$25,052	$207	25,259

Interest income			433
Interest expense			(8,762)
Other non-operating income, net			2,488
Income tax provision			(7,982)

Net income			11,436
Net income attributable to noncontrolling interest			(2)

Net income attributable to common stockholders			$11,434

	For the Nine Months Ended September 30, 2012
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$111,863	$11,324	$123,187
Non-cash compensation expense	(7,954)	(779)	(8,733)
Other non-operating expense, net	(2,259)	(149)	(2,408)
Loss on extinguishment of debt	(18,527)	—	(18,527)

EBITDA	83,123	10,396	93,519
Amortization expense of intangibles	(15,808)	(5,193)	(21,001)
Depreciation expense	(9,025)	(814)	(9,839)
Less: Other non-operating expense, net	2,259	149	2,408
Less: Loss on extinguishment of debt	18,527	—	18,527

Operating income	$79,076	$4,538	83,614

Interest income			1,538
Interest expense			(23,874)
Other non-operating expense, net			(2,408)
Loss on extinguishment of debt			(18,527)
Income tax provision			(14,911)

Net income			25,432
Net income attributable to noncontrolling interest			(6)

Net income attributable to common stockholders			$24,426

	For the Nine Months Ended September 30, 2011
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$111,935	$5,645	$117,580
Non-cash compensation expense	(8,076)	(764)	(8,840)
Other non-operating income (expense), net	882	(124)	758

EBITDA	104,741	4,757	109,498
Amortization expense of intangibles	(16,269)	(4,179)	(20,448)
Depreciation expense	(9,286)	(720)	(10,006)
Less: Other non-operating income (expense), net	(882)	124	(758)

Operating income (loss)	$78,304	$(18)	78,286

Interest income			820
Interest expense			(26,868)
Other non-operating income, net			758
Income tax provision			(20,864)

Net income			32,132
Net income attributable to noncontrolling interest			(1)

Net income attributable to common stockholders			$32,131

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

        Operating foreign exchange for the three and nine months ended September 30, 2012 resulted in a net loss of $25,000 and $0.1 million, respectively, attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency, primarily related to Euro denominated value added tax liabilities. Non-operating foreign exchange for the three months ended September 30, 2012 and 2011 resulted in a net loss of $0.9 million and a net gain of $2.5 million, respectively, attributable to cash held in certain countries in currencies other than their functional currency. Non-operating foreign exchange for the nine months ended September 30, 2012 and 2011 resulted in a net loss of $2.1 million and a net gain of $1.0 million, respectively.

        The unfavorable fluctuations in the third quarter 2012 were principally driven by U.S. dollar positions held at September 30, 2012 affected by the weaker dollar compared to the Mexican peso. Favorable fluctuations in foreign currency exchange rates caused a net gain during the three months ended September 30, 2011. The favorable fluctuations in the third quarter 2011 were principally driven by U.S. dollar positions held at September 30, 2011 affected by the stronger dollar compared to the Colombian peso and the Mexican peso.

        The unfavorable fluctuations in the nine months ended September 30, 2012 were principally driven by U.S. dollar positions held at September 30, 2012 affected by the weaker dollar compared to the Mexican and Colombian pesos. Favorable fluctuations in foreign currency exchange rates caused a net gain during the nine months ended September 30, 2011. The favorable fluctuations in the nine months ended 2011 were principally driven by U.S. dollar positions held at September 30, 2011 affected by the stronger dollar compared to the Mexican peso, partly offset by a strengthening of the Colombian peso against the U.S. dollar.

        Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three and nine months ended September 30, 2012 would result in an approximate change to revenue of $0.7 million and $2.4 million, respectively. There have been no material quantitative changes in market risk exposures since December 31, 2011.

Interest Rate Risk

        We are exposed to interest rate risk through borrowings under our June 21, 2012 amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on ILG's leverage ratio. As of September 30, 2012, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. At September 30, 2012, we had $290.0 million outstanding for 27 days under our revolving credit facility subsequent to the redemption of our senior notes on September 4, 2012; a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.2 million for the current quarter pertaining to our amended credit agreement. We currently do not hedge our interest rate exposure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  Unregistered Sale of Securities.    None

  (b)
  Use of Proceeds.    Not applicable

  (c)
  Purchases of Equity Securities by the Issuer and Affiliated Purchasers:    The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended September 30, 2012 by or on behalf of ILG or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs(1)
July 2012	—	—	1,697,360	$4,120,479
August 2012	—	—	1,697,360	$4,120,479
September 2012	—	—	1,697,360	$4,120,479

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

Date: November 6, 2012

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
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2012 (Unaudited)
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
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES