Form 10-K
period 2012-12-31
Interval Leisure Group, Inc.
filed 2013-02-28
CIK 1434620

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $737,841,042. As of February 25, 2013, there were 56,891,965 shares outstanding of the issuer's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

PART I

Item 1.    Business.

Overview

        Interval Leisure Group, Inc., or ILG, is a leading global provider of membership and leisure services to the vacation industry. ILG consists of two operating segments. Membership and Exchange, our principal business segment, offers travel and leisure related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. As of December 31, 2012, nearly 2,800 resorts located in over 75 countries participated in Interval's primary exchange network, the Interval Network. At that date, the Membership and Exchange segment had approximately two million members enrolled in its various membership programs including approximately 1.8 million in the Interval Network. The Membership and Exchange segment represented approximately 76% of ILG's consolidated revenue for the fiscal year ended December 31, 2012 and approximately 81% of ILG's consolidated revenue for the fiscal year ended December 31, 2011.

        Management and Rental, our other business segment, provides hotel, condominium resort, timeshare resort and homeowners association management, and rental services to both vacation property owners and vacationers. As of December 31, 2012, the businesses that comprise our Management and Rental segment provided management and rental services at over 200 vacation properties, resorts and club locations in North America as well as more limited management services to certain additional properties. The Management and Rental segment represented approximately 24% of ILG's consolidated revenue for the fiscal year ended December 31, 2012 and approximately 19% of ILG's consolidated revenue for the fiscal year ended December 31, 2011. For information regarding the results of operations of ILG and its segments on a historical basis, see Note 11 to the Consolidated Financial Statements of ILG and the disclosure set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        On February 28, 2012, we acquired all of the equity of Vacation Resorts International, or VRI, the largest non-developer provider of resort and homeowners association management services to the shared ownership industry. VRI was consolidated into our financial statements as of the acquisition date with its assets and results of operations primarily included in our Management and Rental operating segment.

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

Industry Overview and Trends

        The hospitality industry is a major component of the travel industry, which is affected by the performance of the global economy. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Various factors, including decreased disposable income, increased costs of transportation and the overall financial instability of the airline industry, adversely impact consumers' decisions to use and consume travel services. During 2012, the hospitality industry as a whole continued to recover from the lows experienced during 2009.

        Vacation ownership is the segment of the hospitality industry that encompasses the development, operation and sale of vacation interests in traditional timeshare regimes, fractional products, private residence clubs, condo hotels and other forms of shared ownership, and vacation home ownership. Vacation ownership sales (excluding sales of fractional, private residence club, destination club and whole ownership products) in the U.S. for 2011, the last year for which data is available, were approximately $6.5 billion, as compared to $6.4 billion in 2010. U.S. sales of fractional products, private residences and destination club products were approximately $552 million in 2011, the last year for which data is available, as compared to $530 million in 2010. Although vacation ownership sales have not returned to the 2007 levels of $10.6 billion due to economic conditions, leisure travelers continue to use their vacation ownership interests as demonstrated by significantly higher average occupancy rates at U.S. timeshare resorts than at U.S. hotels.

        Most U.S.-based developers of vacation ownership resorts rely on receivables financing to fund sales and marketing efforts. Beginning at the end of the third quarter of 2008, developers were unable to obtain either receivables financing or commitments for future receivables financings. As a result, many resort developers greatly reduced their sales and marketing expenditures and as a consequence reduced sales of new vacation ownership interests. The tightening of credit continues to affect acquisition, development and construction loans available to vacation property developers resulting in the development of fewer vacation ownership and vacation rental resorts. While access to receivables financing has recovered, financing standards for consumers remain higher than those required several years ago. Additionally, a high proportion of sales by developers are to their existing owners, which does not result in new members to the Interval Network. We anticipate continued consolidation and reorganizations within the industry.

  Membership and Exchange Services

        The membership and exchange services industry provides owners of vacation interests with flexibility and choice by providing them access to alternative accommodations through exchange networks encompassing a wide variety of resorts. There are two principal providers of vacation ownership membership and exchange services in the global vacation membership services industry, Interval International, an ILG business, and RCI, LLC, a subsidiary of Wyndham Worldwide Corp. Trading Places International, which ILG acquired in November 2010, and several third parties also operate in this industry with a significantly more limited scope of available accommodations. In addition, many vacation ownership resort developers and managers provide exchange services to owners within their resort systems.

        Future growth in the membership and exchange services industry will be driven primarily by the number of vacation interests sold to new purchasers (including those who acquire vacation interests in the secondary market) and by increasing services provided directly to existing owners of vacation interests. At the end of 2011, approximately 8.4 million weekly equivalent intervals were owned at U.S.

timeshare resorts. Due to the decreased pace of sales since the 2008 recession and the ability for developers to acquire delinquent and resold inventory, developers in the United States have been building very few new resorts. Some developers are expanding the fee for service nature of their business by selling inventory acquired from defaults, resales or agreements with resort owners. Industry expansion is expected to be driven by:

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

        Currently, ILG offers management and rental services for condominium, hotel and timeshare properties and their homeowner associations in the United States, Canada and Mexico. A significant amount of our management and rental revenue is derived from resorts located in Hawaii. According to the Hawaii Tourism Authority, the number of visitors who traveled to Hawaii by air grew approximately 9.2% from approximately 7.2 million in 2011 to approximately 7.8 million in 2012.

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

  •
  Interval Network.  The Interval Network is a membership-based exchange program which also provides a comprehensive package of value-added products and services. Generally, individuals are enrolled by resort developers in connection with their purchase of vacation interests from such resort developers, with initial membership fees being paid on behalf of members by the resort developers. Members may also enroll directly, for instance, when they purchase a vacation interest through resale at a resort that participates in the Interval Network. The resorts participating in the Interval Network primarily include those with which Interval has an affiliation agreement in place, as well as resorts at which Interval continues to provide exchange services following the affiliation agreement's term.

    Following their initial membership period, Interval Network members generally have the option of renewing their memberships for terms ranging from one to five years and paying their own membership fees directly to us. We sometimes refer to these as traditional members. Alternatively, some resort developers incorporate the Interval Network membership fee into certain annual fees they charge to owners of vacation interests at their resorts or vacation ownership clubs, which results in these owners having their membership in the Interval Network and, where applicable, the Interval Gold or Interval Platinum program (as described below), automatically renewed through the period of their resort's or club's participation in the Interval Network. We sometimes refer to these as corporate members. Interval also provides purchasers the standard membership benefits of the Interval Network in conjunction with a shorter-term offering from a resort developer.

  •
  Trading Places International.  This program provides exchange services to owners at timeshare properties managed by Trading Places International as well as other direct-to-consumer exchanges that do not require a membership. Also included within Trading Places International exchange is VRI*ety, an exchange program for owners at participating resorts managed by Vacation Resorts International. Vacation owners may deposit and exchange through the website or call center. In addition, they may choose to join a TPI membership program to be eligible for discounts.

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

        Some members also are able to exchange the use and occupancy of their vacation interests through the Interval Network and the Preferred Residences Program on a points basis. In these circumstances, points are relinquished to the applicable exchange network by the member and the exchange network receives accommodations from the operator of the points program on behalf of the member. Participants in the Trading Places International network must first reserve a week with the points program before depositing it for exchange.

        Related Products and Services

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

  •
  Club Interval.  This product was launched during 2011 and gives owners of fixed or floating week timeshares the opportunity to use their resort week as points within the Interval Network. By utilizing points the member also has increased flexibility as to unit sizes and seasons as well as the ability to combine deposits, and unused points remain on deposit until their use or expiration. Club Interval members also receive all of the benefits of Interval Gold and can upgrade to Interval Platinum.

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

  Relationships with Developers

        Resort Affiliations.    The Interval Network has established multi-year relationships with numerous resort developers, including leading independent and brand name developers, under exclusive affiliation agreements. Pursuant to these agreements, resort developers are obligated to enroll all purchasers of vacation interests at their resorts in the applicable exchange membership program and, in some circumstances, are obligated to renew these memberships for the term of their affiliation agreement. We do not consider our overall business to be dependent on any one of these resort developers, provided, that the loss of a few large developers (particularly those from which Interval receives membership renewal fees directly) could materially impact our business. We are currently negotiating renewals with several large developers with corporate members, the loss of which could materially impact our business, financial condition and results of operations.

        Products and Services.    A primary basis on which resort developers choose us as a partner is the comprehensive array of products and services that we offer to them, such as sales and marketing support and operational support, including custom vacation program design services.

  •
  Sales and Marketing Support.  Resort developers promote membership in our exchange programs and related value-added services as an important benefit of owning a vacation interest. We offer our developers a selection of sales and marketing materials. These materials, many of which are available in multiple languages, include brochures, publications, sales-office displays, resort directories and Interval HD, an online video channel featuring resort and destination overviews. In addition, we offer programs, including our Leisure Time Passport program, that resort developers use as an exit or trial membership program for potential purchasers of vacation interests.

    The Interval Network's resort recognition program recognizes certain of its eligible Interval Network resorts as either a "Select Resort," a "Premier Resort" or a "Premier Boutique Resort," based upon the satisfaction of qualifying criteria. Approximately 40% of Interval Network resorts were recognized as a Select, Premier or Premier Boutique Resort for 2012. Resorts achieved the rating based on the quality rating we assigned the resort following an inspection at the time of affiliation and by member feedback following vacations at the resort as well as participation in our prior recognition programs and other resort-specific factors. As of December 31, 2012, nearly 50% of the recognized resorts had been inspected since inspections based on the criteria developed for the program began. Recognized resorts are then subject to periodic inspection and customer evaluations and must comply with the program's service and quality criteria to retain their status.

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

Management and Rental

        We also provide management and rental services to hotels as well as condominium and timeshare resorts and their homeowners associations through Aston, Vacation Resorts International and Trading Places International. Aston is based in Hawaii and concentrates on condominium and hotel management primarily in Hawaii, as well as vacation property rental and related services (including common area and owner association management services for condominium projects). During the fourth quarter of 2010, we acquired Trading Places International which provides property management, vacation rental and homeowners association management services to timeshare resorts in the United States, Canada and Mexico. On February 28, 2012, we acquired Vacation Resorts International, the largest non-developer provider of resort and homeowner association management services to the shared ownership industry, determined by number of properties.

  Management Services

        We provide hotel and resort management services for owners of condominium hotels, timeshare resorts and traditional hotels. Condominium resorts and timeshare resorts generally offer the same type of services offered by hotels and resorts, plus certain comforts of home, such as kitchens or kitchenettes, separate seating or living room areas and in suite, private bedrooms, with actual services and features varying by property. Generally, property and homeowners association management services, including administrative, fiscal and quality assurance services, are provided pursuant to exclusive agreements with terms typically ranging from one to ten years, many of which are automatically renewable. With respect to timeshare resorts, we provide these services to resorts that are under the control of a homeowners association and not the developer. The loss of one or more of our largest management agreements could materially impact our Management and Rental business.

  Rental Services

        We also provide vacation property rental services for condominium owners, timeshare owners and homeowners associations. The condominium rental properties are generally investment properties, and, to a lesser extent, second homes, owned by individuals who contract with Aston directly to manage, market and rent their properties, generally pursuant to short-term agreements. We also offer such owners a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability. Trading Places International and Vacation Resorts International offer vacation rental services to individual timeshare owners and homeowners associations.

  Distribution

        We secure guests for both managed hotels and vacation rentals primarily through long-standing relationships with travel partners, including wholesalers, retail travel agents and online travel intermediaries. We also conduct online marketing initiatives to reach consumers directly through our websites, www.astonhotels.com, www.resortquesthawaii.com, www.vriresorts.com, www.tradingplaces.com and www.mauicondo.com. As an additional distribution channel, Aston, Vacation Resorts International and Trading Places International also provide units to Interval for use as Getaways.

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

  •
  continuing to expand internationally; and

  •
  pursuing strategic acquisitions and joint ventures.

Marketing and Technology

  Membership and Exchange

        Membership and Exchange maintains corporate and consumer marketing departments, both of which are based in ILG's global headquarters in Miami, Florida, as well as a managed owner and membership marketing department in Laguna Niguel, California. International marketing expertise is provided primarily by London- based employees, with input and local expertise being provided by employees in local and regional offices worldwide. These departments are responsible for implementing our overall marketing strategy and developing the materials that are necessary to secure new relationships with resort developers, homeowners associations and resorts and obtain new members and participants, as well as promote membership renewals, exchange opportunities and other value-added services to existing members.

        We market our products and services to resort developers and other parties in the vacation ownership industry through a series of business development initiatives. In addition to advertising in hospitality industry publications, we sponsor, participate in and attend numerous industry conferences around the world. For nearly 15 years, we have organized and co-sponsored a proprietary, multi-day informational seminar, known as the Shared Ownership Investment Conference, where real estate developers, hospitality companies and others contemplating entry into the vacation ownership industry can meet and network with industry leaders, as well as participate in educational panels on various vacation ownership issues, such as property and program planning, financing and regulatory requirements. This seminar is offered annually in the U.S. with additional conferences held periodically at locations in regions that Interval views as potential market opportunities for vacation ownership development. In 2012, we held one-day conferences in South Africa, Dubai and Abu Dhabi. With these programs, we work to strengthen and expand the vacation ownership industry through the education and support of viable new entrants. We have also maintained leadership roles in various industry trade organizations throughout the world since their inception, through which we have been a driving force in the promotion of constructive legislation, both in the U.S. and abroad, principally aimed at creating or enhancing consumer protection in the vacation ownership industry. In addition we operate a business to business website, www.resortdeveloper.com, for developers, industry partners and those interested in learning more about the shared ownership industry and our services.

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

        Our consumer marketing efforts revolve around the deepening of new and existing customer relationships globally, focusing on the strategic design of consumer marketing and product development initiatives across the customer lifecycle. The design, development and execution of programs, promotions, online and offline communications, cross-sell initiatives, new technology tools and overall enhancements to both membership and product value propositions are all aimed at increasing acquisition, usage, loyalty, retention and overall engagement of members and non-members. The online channel remains a strategic focus of growth with new technology for our online booking tools and communications created to increase the overall user experience, member service and engagement. Interval Community offers Interval Network members a platform to share their experiences and communicate with each other about vacation ownership, travel, and ways to utilize and maximize their membership.

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

  Management and Rental

        Important to the success and continued growth of the Management and Rental business is our ability to source vacationers interested in booking vacation properties made available through our management and rental services. We also market to tour operators and other travel distribution channels such as online travel intermediaries, field sales personnel, international representatives and Interval members. Our Management and Rental businesses offer hotel and resort accommodations and vacation rentals to vacationers through www.astonhotels.com, www.resortquesthawaii.com, www.vriresorts.com, www.tradingplaces.com and www.mauicondo.com. Our marketing efforts also are focused on both developers and owners of hotels, condominium resorts and vacation rental properties, as well as homeowners associations and individual owners of timeshare resorts.

International Operations

        We maintain operations in the United States, the United Kingdom and other international locations. Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue
United States	$406,130	$364,058	$346,289
All other countries	67,209	64,736	63,151

Total	$473,339	$428,794	$409,440

	December 31,
	2012	2011	2010
Long-lived assets (excluding goodwill and intangible assets)
United States	$51,059	$48,375	$49,663
All other countries	2,289	2,264	1,237

Total	$53,348	$50,639	$50,900

Competition

  Membership and Exchange

        The two principal companies in the global vacation ownership membership and exchange industry, our Interval International business and RCI, aggressively compete for developer and consumer market share. Trading Places International, which ILG acquired in November 2010, and several third parties operate in this industry with a significantly more limited scope of available accommodations. Our Membership and Exchange segment also faces increasing competition from points-based vacation clubs and large resort developers, which often operate their own internal exchange systems to facilitate exchanges for owners of vacation interests at their resorts as they increase in size and scope. In addition, vacation clubs and resort developers may have direct exchange relationships with other developers.

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

        Based on the most recent disclosure statements filed by RCI and Interval for the year ended December 31, 2011, RCI had almost 3.8 million points and weeks members and its network for weeks included a total of approximately 4,100 resorts while the Interval Network, at that time, had approximately 1.8 million members and included nearly 2,700 resorts. Accordingly, RCI is the larger provider of vacation ownership member services with a larger exchange network. Through the resources of its corporate affiliates, particularly Wyndham Vacation Ownership, Inc., itself engaged in vacation ownership sales, RCI may have greater access to a significant segment of new purchasers of vacation interests.

        While overall, the Interval Network's primary competitor has a greater number of resorts in its exchange network and reports a larger number of owners of vacation interests participating in its vacation ownership membership programs, we believe that the Interval Network has distinguished itself as the membership and exchange provider of choice with developers of high quality vacation ownership properties and their owners. This belief is based primarily on the quality of the resorts in the Interval Network and related services provided by these resorts, coupled with favorable membership demographics and a continued commitment to attract distinctive resorts to the network and foster memorable vacation experiences for its members.

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

Seasonality

        Revenue at ILG is influenced by the seasonal nature of travel. The Membership and Exchange businesses recognize exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. The Management and Rental businesses recognize rental revenue based on occupancy, with the first and third quarters generally generating higher revenue and the second and fourth quarters generally generating lower revenue. The timeshare and homeowners association management part of this business does not experience significant seasonality.

Employees

        As of December 31, 2012, ILG had approximately 3,800 employees worldwide. With the exception of a limited number of housekeeping employees at one property in Hawaii and employees in Argentina, Italy, Mexico and Spain, employees are not represented by unions or collective bargaining agreements. ILG believes that relationships with its employees are generally good.

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

        Although our vacation exchange business is not generally subject to laws and regulations that govern the development of vacation ownership properties and the sale of vacation ownership interests, these laws and regulations directly affect the members of our vacation exchange programs and resorts with units that participate in our vacation exchanges. These laws and regulations, therefore, indirectly affect our vacation exchange business. Vacation ownership resorts are subject to various regulatory requirements including state and local approvals or regulations required by the country of the resort. The laws of most states require resort developers to file a detailed offering statement describing their business and all material aspects of the project and sale of vacation interests with a designated state authority. Laws in many jurisdictions where our resort developer clients sell vacation interests generally grant the purchaser of a vacation interest the right to cancel a contract of purchase at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided by the resort developer. In addition, several jurisdictions in the future may enact regulations that would impose or increase taxes on members that complete exchanges, similar to local transient occupancy taxes. In the European Union, a Timeshare Directive has been implemented by member states. This directive imposes requirements on businesses offering timeshare exchange relating to disclosures, rescission and timing of acceptance of initial membership payment to the exchange provider. We have implemented compliance measures as national laws have been adopted by member states pursuant to this directive.

Regulations Applicable to the Management and Rental Businesses

        Our Management and Rental businesses are subject to, among others, laws and regulations that relate to health and sanitation, the sale of alcoholic beverages, facility operation and fire safety. We believe that we are in material compliance with these laws and regulations as such are relevant to our business. These requirements are summarized below.

        Health and Sanitation.    Lodging and restaurant businesses often require licensing by applicable authorities, and sometimes these licenses are obtainable only after the business passes health inspections to assure compliance with health and sanitation codes. Health inspections are performed on a recurring basis. Health-related laws affect the food and beverage establishments. They also govern swimming pool use and operation and require the posting of notices, availability of certain rescue and other equipment and limitations on the number of persons allowed to use the pool at any time. These regulations typically impose civil fines or penalties for violations, which may lead to operating restrictions if uncorrected or in extreme cases of violations.

        Sale of Alcoholic Beverages.    Alcoholic beverage service is subject to licensing and extensive regulations that govern virtually all aspects of service. Compliance with these regulations at managed locations may impose obligations on the owners of managed resorts, the property manager or both. Managed resort operations may be adversely affected by delays in transfers or issuances of alcoholic beverage licenses necessary for food and beverage services.

        Facility Operation.    The operation of lodging facilities is subject to various innkeepers' laws and laws regarding accessibility and use of public accommodations by disabled persons. Federal and state laws applicable to places of public accommodation prohibit discrimination in lodging services on the basis of the race, sex, color, religion, ancestry or disability of the guest and impose ongoing obligations with respect to accessibility. Hawaiian state law prohibits smoking in guest rooms and all enclosed areas.

        Other.    Our Management and Rental business is subject to state and local regulation, including fire safety and applicable real estate brokerage and community association management licensing statutes.

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

        The success of ILG and our businesses depends, in substantial part, upon the health of the worldwide vacation ownership, vacation rental and travel industries. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Economic conditions may cause decreased demand for purchases of vacation ownership interests, may increase default rates among current owners, and may increase refund requests from our members. Members and other consumers may be unable or unwilling to travel to certain destinations where participating resorts and managed vacation rental properties are located based on one or more of the following factors:

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

Availability of Financing and Developer Insolvency—Lack of available financing for vacation property developers and consumers and the resultant potential for insolvency and bankruptcy of developers could adversely affect our ability to maintain and grow our exchange networks membership and could adversely affect our business, financial condition and results of operations.

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

        Inability to obtain financing on acceptable terms, or at all, has led to and may continue to lead to insolvency of resort developers affiliated with our exchange networks, which in turn could reduce or stop the flow of new members from their resorts and also could adversely affect the operations and desirability of exchange with those resorts if the developer's insolvency impacts the management of the resorts. In some cases a developer in bankruptcy could terminate its existing relationship with us. Insolvency of one or more developers that in the aggregate have significant obligations owed to us could cause impairments to certain receivables and assets which could have a material adverse effect on our results of operations.

        Insolvency of a number of properties managed by us, particularly one or more of our largest managed properties, could materially adversely affect the Management and Rental segment's business, financial condition and results of operations. In addition, a lack of available credit for consumers also could result in a decrease in potential purchasers of vacation interests who would otherwise become members or participants in our exchange networks and a decrease in potential purchasers of vacation properties where we manage properties. This could have a material adverse effect on our business, financial condition and results of operations.

Consolidation of Developers—Consolidation of developers could adversely affect our business, financial condition and results of operations

        The industry has been in a period of consolidation, which may continue. When developers that have affiliation agreements with the Interval Network are acquired, they may choose not to continue the agreement or renew at the end of the current term. If we are unable to obtain or retain business relationships with the resultant resort developers, our results of operations may be materially adversely affected.

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

        We believe that developers will continue to create, operate and expand internal reservation and exchange systems, which decreases their reliance on vacation ownership membership programs, including those offered by us, and could adversely impact the supply of resort accommodations available through our exchange networks. The effects on our business are more pronounced as the proportion of corporate members in the Interval Network increases. The vacation ownership industry has and may continue to experience consolidation through the acquisition of vacation ownership developers by other developers, which may result in the diversion of exchange membership and other business.

Third Party Relationships—We depend on relationships with developers, members and other vacation property owners and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

        Our Interval Network business is dependent upon vacation ownership developers for new members and upon members and participants to renew their existing memberships and otherwise engage in transactions. Developers and members also supply resort accommodations for use in exchanges and Getaways. Our Management and Rental businesses are dependent upon vacation property and hotel owners and homeowners associations for vacation properties to manage and rent to vacationers. The Interval Network has established multi-year relationships with numerous developers pursuant to exclusive affiliation agreements and we believe that relationships with these entities are generally strong, but these historical relationships may not continue in the future. During each year, the affiliation agreements for several of the Interval Network's largest new member-producing developers are scheduled to renew. The non-renewal of an affiliation agreement will adversely affect our ability to secure new members for our programs from the non-renewing resort or developer, and will result in the loss of existing Interval Network members (and their vacation interests) at the end of their current membership to the extent that we do not secure membership renewals directly from such members. In addition, we may be unable to negotiate new affiliation agreements with resort developers or secure renewals with existing members in our exchange programs, and our failure to do so would result in decreases in the number of new and/or existing members, the supply of resort accommodations available through our exchange networks and related revenue.

        If we are unable to obtain sufficient renewals of affiliations with resorts and memberships with consumers or to enter into new affiliation agreements, this could have a material adverse effect on our business, financial condition and results of operations. We are currently negotiating renewals with several large developers with corporate members, the loss of which could materially impact our business, financial condition and results of operations. Our ability to maintain existing or negotiate new affiliation agreements may be adversely impacted by the continued creation and operation of internal reservation and exchange systems by developers, as well as by consolidation in the vacation ownership industry.

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

Inventory—Changes in deposit and demand patterns for inventory may adversely affect our profits.

        Our Interval Network transaction levels are influenced by the supply of inventory in the system and the demand for such available inventory. The availability of exchange inventory is dependent on it being deposited into the system, directly by a member in support of a current or future exchange request or, in some cases, by a developer on behalf of its owners to support their anticipated exchanges.

        A number of factors may impact the supply and demand of inventory. For example, economic conditions may negatively impact our members' desire to travel, often resulting in an increase in the number of deposits made as a means of preserving the inventory's value for exchange at a later date when the member is ready to travel, while reducing the demand for inventory which is then available for exchange. Also, destination-specific factors such as regional health and safety concerns, the occurrence or threat of natural disasters and weather may decrease our members' desire to travel or exchange to a given destination, resulting in an increased supply of, but a decreased demand for, inventory from this destination. At other times, inventory may not be as available to the Interval system because owners are choosing to travel to their home resorts. In these instances, the demand for exchange inventory may be greater than the inventory available. In addition, the predictions we use to manage inventory may prove incorrect. Where the supply and demand of inventory do not keep pace, transactions may decrease or we may elect to purchase additional inventory to fulfill the demand, which could negatively affect our profits and margin.

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

Debt Covenants—Restrictive covenants in our debt instruments could limit our flexibility or otherwise restrict our business activities.

        As of December 31, 2012, we had total debt of approximately $260.0 million borrowed under our senior secured revolving credit facility. We also had an additional $240.0 million, net of any letters of credit usage, available for borrowing under the credit facility at that date. We may also incur significant additional indebtedness in the future. Our indebtedness and the restrictive covenants contained in our credit facility may, among other things:

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

  •
  place us at a competitive disadvantage compared to less leveraged competitors; and

  •
  increase our vulnerability to the impact of adverse economic and industry conditions; and

  •
  expose us to the risk of increased interest rates because our borrowings under our credit facility, are at variable interest rates.

Key Personnel—Loss of one or more of our key personnel could adversely affect our relationships with third parties, business, financial condition and results of operations.

        Our operations require managerial and operational expertise as well as the maintenance of relationships with resort developers and other third parties. In particular, we are dependent upon the management skills and continued services of several members of our senior management team, including Craig M. Nash, our Chief Executive Officer, and Jeanette E. Marbert, our Chief Operating Officer; and with respect to the Management and Rental business, Kelvin M. Bloom, President of Aston Hotels & Resorts. The failure of such key personnel to continue to be active in management of our businesses could have a material adverse effect on relationships with third parties, business, financial condition and results of operations. In addition, our agreements with a few developers allow the developer a limited termination right in the event that two or more of these individuals who are involved in the Interval Network are no longer with our company, generally in association with a material adverse impact. We do not maintain key employee insurance for any of our officers and employees.

Adverse Events and Trends in Key Vacation Destinations—Events and trends in key vacation destinations could adversely affect our business, financial condition and results of operations.

        A substantial percentage of the vacation ownership resorts currently participating in Interval's exchange networks are located in Florida, Hawaii, Las Vegas, Mexico and Southern California, and a majority of the vacation properties for which we provide management and rental services are located in Hawaii. Approximately $127.0 million, $122.6 million and $111.0 million of 2012, 2011 and 2010 revenue, respectively, which excludes the Management and Rental segment pass-through revenue, was generated from travel to properties located in all of these locations as well as hotel, resort and homeowners association management services performed in these locations. As a result, our ongoing ability to successfully process confirmed vacations for members, as well as our ability to find vacationers for accommodations managed or marketed by us, is largely dependent on the continued desirability of these areas as key vacation destinations. Any significant shift in travel demand for one or more of these key destinations or any adverse impact on transportation to them, such as decreased airlift, natural disasters, regional violence, terrorism or increased travel costs, could have a material adverse effect on our business, financial condition and results of operations.

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

        Revenue from international operations for the years ended December 31, 2012, 2011, and 2010 was $67.2 million, $64.7 million, and $63.2 million, respectively. We continue to seek to invest in our Membership and Exchange business in various international markets.

        In order to achieve widespread acceptance in international markets, we must continue to successfully tailor our services to the unique customs and cultures of relevant countries and markets. Learning the customs and cultures of various countries and markets can be difficult and costly, and the failure to do so could slow international growth. Operating in international markets also exposes us to additional risks, including, among others, changes in regulatory requirements, including taxation, limits on our ability to sell products and services and enforce intellectual property rights and difficulties in managing operations due to distance, language and cultural differences, including issues associated with staffing and managing foreign operations. Also, in particular, significant fluctuations in the value of the U.S. dollar relative to certain foreign currencies could have an adverse effect on our results of operations due to the effects of translation of local currency balances and results into U.S. dollars. We do not currently engage in hedging transactions designed to reduce our exposure to foreign currency risk.

        We are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States. Currently, we conduct business in Venezuela where currency restrictions exist, limiting our ability to immediately access cash through repatriations. As of December 31, 2012, we had $5.1 million of unrealized loss in other comprehensive income within stockholders' equity pertaining to our Venezuela entity, until such time we sell or liquidate our investment. Furthermore, other countries in which we maintain operations may impose limitations on the repatriation of cash from such countries now or in the future. Any limitation on us to transfer significant cash across borders from our international operations pertaining to intercompany debt or intercompany trade payables, if any, could have a material adverse effect on our business, financial condition and results of operations.

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

Impairment of Assets—Goodwill and other intangible and long-lived assets associated with businesses we acquire may become impaired which could adversely affect our business, financial condition and results of operations.

        The performance of the businesses that we acquire may not meet the financial projections anticipated at acquisition or may be impacted by one or more unfavorable events or circumstances. This could negatively affect the value of goodwill and other intangible assets, as well as long-lived assets, that we have acquired and may require us to test the applicable reporting unit and/or asset for impairment. If following the test, we determine that we should record an impairment charge, our business, financial condition and results of operations may be adversely affected.

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

Control of Managed Resorts—Our management agreements with home owners associations may not be renewed if an entity that offers management services acquires sufficient interests in the resort.

        The homeowners associations that engage us to manage their resorts are operated through an elected board. Entities that offer management services have acquired, or may acquire, a number of vacation interests that may be voted to influence the composition of the homeowners association board. To the extent that an entity offering management services is able to influence the membership or decision-making of the homeowners association board based on their ownership of interests at the resort, our management agreements may not be renewed and our business and results of operations may be adversely affected.

New Products and Services—We may not be able to achieve our strategic objectives through new products and initiatives.

        In order to support our strategic objectives, we have introduced new products and services and expect to continue to do so in the future. Launching new products and services involves a number of risks including the ability to achieve the anticipated level of market acceptance and to manage the costs and timeliness of rolling-out the product or service. If we are unable to gain market acceptance, experience substantial delays or are required to expend significantly more than expected, our business and results of operations may be materially adversely affected.

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

        Our vacation rental operations are directly subject to a number of licensing requirements, as well as certain laws and regulations relating to consumer protection, particularly, those associated with hotel and resort management, including those relating to the preparation and sale of food and beverages, liquor service and health, safety and accessibility of managed premises. The failure of our Management and Rental businesses to comply with applicable laws, rules and regulations, or to obtain required licenses or rights, could have a material adverse effect on our business, financial condition and results of operations.

Maintenance of Systems and Infrastructure—Our success depends, in part, on the integrity of our systems and infrastructure. System interruption and the lack of integration and redundancy in these systems and infrastructure may have an adverse impact on our business, financial condition and results of operations.

        Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructure, including websites, information and related systems, call centers and distribution and fulfillment facilities. System interruption and any lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent our businesses from efficiently providing services or fulfilling orders. We also rely on third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in the systems and infrastructures of our businesses and/or third parties, or deterioration in the performance of these systems and infrastructure, could impair the ability of our businesses to provide services, fulfill orders and/or process transactions.

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

Technology Rearchitecture—Business interruptions, cost overruns or project delays in connection with the rearchitecture of our proprietary technology infrastructure may materially adversely affect our business.

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

        A company processing, storing, or transmitting payment card data must be compliant with Payment Card Industry-Data Security Standards, or PCI-DSS, or risk losing its ability to process credit card payments and being audited and/or fined. As of December 31, 2012, we believe our Interval business is compliant with these standards and our Aston, VRI and TPI businesses are working to become fully compliant. Failure to obtain or maintain PCI-DSS compliance could result in our inability to accept credit card payments or subject us to penalties and thus could have a material negative effect on our operations. Changes in these security standards may cause us to incur significant unanticipated expenses to meet new requirements.

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

Takeover Defenses—Our rights plan, charter provisions and terms of our debt agreements may affect the likelihood of a takeover or change of control of ILG.

        We have in place a stockholders' rights plan and certain charter provisions that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of our company that are not approved by our board. In particular, our charter provides that stockholders may not act by written consent and that the board has the power to issue shares of preferred stock with such designation, powers, preferences, and rights as the board shall determine. The transactions that may be deterred, delayed or prevented might have allowed our stockholders to receive a premium for their shares over then-current market prices. In addition, under our senior credit facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders to terminate the facility and require us to repay outstanding borrowings. As a result, the provisions of this agreement also may affect the likelihood of a takeover or other change of control.

Dividends—We may not continue paying dividends at the same rate or at all.

        While we began paying quarterly dividends in 2012, we may be unable to continue to pay dividends at this rate or at all based on covenants in our credit agreement or if we do not have sufficient surplus under Delaware law. In December 2012, we accelerated the payment of the dividend that would otherwise have been paid during the first quarter of 2013; however, we may not accelerate future dividend payments. Our board of directors may also determine not to declare dividends if the board deems this action to be in our company's best interests. Discontinuing payment of dividends could change the manner, timing and/or ability to realize gains on investment in our common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of the date hereof, ILG conducts operations through 35 offices in 17 countries, of which 16 offices are within the U.S. and 19 offices are outside of the United States. ILG's global headquarters is located in Miami, Florida and occupies approximately 100,000 square feet of office space under a long-term lease expiring in December 2020. We also operate a call center in Miami with approximately 60,000 square feet under a long-term lease expiring in October 2016. Our Membership and Exchange business' European headquarters is located in London, England and occupies approximately 24,000 square feet of office space under a long-term lease which expires in September 2021, while its Asian headquarters is located in Singapore and occupies approximately 5,500 square feet of office space expiring in August 2015.

        The Management and Rental segment is headquartered in Honolulu, Hawaii and Orange County, California. We have approximately 18,000 square feet of office space in Honolulu under a lease expiring in October 2019 and approximately 45,000 square feet of office space in Orange County under leases expiring between September 2014 and March 2015.

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

	High	Low
Year Ended December 31, 2012
Fourth Quarter	$20.38	$16.90
Third Quarter	$20.70	$17.62
Second Quarter	$20.24	$15.76
First Quarter	$17.70	$12.67

	High	Low
Year Ended December 31, 2011
Fourth Quarter	$14.99	$12.31
Third Quarter	$14.75	$10.19
Second Quarter	$16.78	$12.48
First Quarter	$17.94	$14.59

        As of February 20, 2013, there were approximately 1,700 holders of record of our common stock and the closing price of ILG common stock was $20.63. Because many of the outstanding shares of ILG common stock are held by brokers and other institutions on behalf of stockholders, ILG is not able to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

        In March 2012, our Board of Directors announced the beginning of our quarterly dividend payments which, to date, have been declared and paid at a rate of $0.10 per share. In December 2012, we accelerated the payment of the dividend that would otherwise have been paid during the first quarter of 2013. We currently expect to declare and pay quarterly dividends of $0.11 per share beginning with the payment in the second quarter 2013. However, the actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board of Directors each quarter and will depend upon our results of operations, cash requirements and surplus, financial condition, legal requirements, capital requirements relating to business initiatives, investments and acquisitions and other factors that our Board of Directors may deem relevant. In addition, our senior secured credit agreement limits the amount and our ability to pay cash dividends under certain circumstances.

Unregistered Sales of Equity Securities

        During the year ended December 31, 2012, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

        The following table sets forth information with respect to purchases of shares of our common stock, excluding commissions, made during the quarter ended December 31, 2012 by or on behalf of ILG or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs(1)
October 2012	—	—	1,697,360	$4,120,479
November 2012	—	—	1,697,360	$4,120,479
December 2012	—	—	1,697,360	$4,120,479

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

        The following graph covers the period from August 12, 2008 to December 31, 2012, assuming $100 was invested on August 12, 2008 in ILG common stock, and in each of the Russell 2000 in which our stock has been included since June 2009, and a peer group of companies in the Russell 2000 with the Hotels, Restaurant and Leisure GICS code 253010 (a list of these companies is provided below). The graph assumes that all dividends were reinvested on the date of payment without payment of any commissions. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return

ASSUMES $100 INVESTED ON AUGUST 12, 2008
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2012

Company/Index/Market	8/12/2008	12/31/08	12/31/09	12/31/2010	12/31/2011	12/31/2012
Interval Leisure Group, Inc.	$100.00	$40.83	$94.47	$122.27	$103.11	$150.94
Russell 2000 Index	$100.00	$67.56	$85.91	$108.99	$104.44	$121.52
Peer Group	$100.00	$59.25	$79.99	$102.23	$99.71	$125.96

        Companies included in peer group index with GICS Code 253010:

AFC Enterprises Inc.	Dineequity Inc.	Multimedia Games Holding Company
Ameristar Casinos Inc.	Dominos Pizza Inc.	Nathan's Famous Inc.
Biglari Holdings Inc.	Fiesta Restaurant Group	Orient Express Hotels Limited
Bjs Restaurants Inc.	Frisch's Restaurants Inc.	Papa John's International Inc.
Bloomin' Brands Inc.	Einstein Noah Restaurant Group Inc.	Pinnacle Entertainment Inc.
Bluegreen Corp.	Ignite Restaurant Group Inc.	Premier Exhibitions Inc.
Bob Evans Farms Inc.	International Speedway Corp.	Red Lion Hotels Corp.
Boyd Gaming Corp.	Interval Leisure Group Inc.	Red Robin Gourmet Burgers Inc.
Bravo Brio Restaurant Group Inc.	Isle Of Capri Casinos Inc.	Ruby Tuesday Inc.
Buffalo Wild Wings Inc.	Jack In The Box Inc.	Ruth's Hospitality Group Inc.
The Cheesecake Factory Inc.	Jamba Inc.	Scientific Games Corp.
Carrols Restaurant Group Inc.	Krispy Kreme Doughnuts Inc.	SHFL Entertainment Inc.
Caesar's Entertainment Company	Lifetime Fitness Inc.	Six Flags Entertainment Corp.
CEC Entertainment Inc.	Luby's Inc.	Sonic Corp.
Churchill Downs Inc.	Marcus Corporation	Speedway Motorsports Inc.
Chuy's Holdings Company	Marriott Vacations Worldwide Corp.	Texas Roadhouse Inc.
Cracker Barrel Old Country Store	Monarch Casino & Resort Inc.	Town Sports International
Del Frisco's Restaurant Group	Morgans Hotel Group Company	Vail Resorts Inc.
Dennys Corp.	MTR Gaming Group Inc.	WMS Industries

Item 6.    Selected Financial Data

        The following Selected Financial Data should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Income" in Item 7 of this report.

Financial Information:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Income Data
Revenue	$473,339	$428,794	$409,440	$404,986	$415,798
Operating income	109,781	98,784	104,477	101,217	75,222
Net income attributable to common stockholders	40,702	41,126	42,418	37,824	44,587
Adjusted net income(1)	51,959	41,126	42,418	37,824	44,587
EBITDA(1)	125,268	140,942	141,130	135,779	114,485
Adjusted EBITDA(1)	157,182	150,998	151,516	147,602	153,537
Earnings per Share Data(2)
Basic	$0.72	$0.72	$0.75	$0.67	$0.79
Diluted	0.71	0.71	0.73	0.66	0.79
Adjusted Earnings per Share Data(1)
Basic	$0.92	$0.72	$0.75	$0.67	$0.79
Diluted	0.91	0.71	0.73	0.66	0.79
Dividends Declared
Dividends declared per common share	$0.50	—	—	—	—

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data
Total assets	$906,920	$976,322	$978,384	$953,891	$933,129
Long-term debt, net of current portion	260,000	340,113	357,576	395,290	412,242
Stockholders' equity	272,066	248,685	221,212	172,827	126,060

Operating Statistics:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Membership and Exchange
Total active members (000's)(3)	1,824	1,780	1,803	1,836	1,998
Average revenue per member(4)	$182.39	$182.71	$181.36	$175.56	$164.83
Management and Rental
Available room nights (000's)(5)	1,497	1,537	1,613	1,580	1,594
RevPAR(6)	$130.28	$111.43	$95.79	$91.47	$117.08

Additional Data:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Membership and Exchange
Transaction revenue(7)	$198,434	$192,297	$190,954	$189,777	$185,782
Membership fee revenue(8)	130,784	129,477	129,818	132,076	133,703
Ancillary member revenue(9)	6,976	7,371	8,709	8,430	8,641

Total member revenue	336,194	329,145	329,481	330,283	328,126
Other revenue	21,538	20,282	15,747	15,684	18,793

Total revenue	$357,732	$349,427	$345,228	$345,967	$346,919

Management and Rental
Management fee and rental revenue	$54,946	$32,441	$22,694	$21,417	$28,561
Pass-through revenue(10)	60,661	46,926	41,518	37,602	40,318

Total revenue	$115,607	$79,367	$64,212	$59,019	$68,879

Management and Rental gross margin	30.5%	24.9%	21.3%	20.9%	26.0%
Management and Rental gross margin without pass-through	64.1%	60.9%	60.1%	57.5%	62.7%

(1)
Refer to "ILG's Principles of Financial Reporting" within Item 7 of this annual report on Form 10-K for definitions of these non-GAAP measures. Additionally, refer to "Reconciliations of Non-GAAP Measures" within Item 7 for full reconciliations of these non-GAAP measures to their respective GAAP measures.

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

(7)
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

        Actual results could differ materially from those contained in the forward-looking statements included in this annual report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for, or insolvency of developers; consolidation of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns; changes in our senior management; regulatory changes; our ability to compete effectively and successfully add new products and services; our ability to successfully manage and integrate acquisitions; impairment of assets; the restrictive covenants in our revolving credit facility; adverse events or trends in key vacation destinations; business interruptions in connection with our technology systems; ability of managed homeowners associations to collect sufficient maintenance fees; third parties not repaying advances or extensions of credit; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

GENERAL

        The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the years ended December 31, 2012 and 2011, respectively. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K for the year ended December 31, 2012, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). This discussion includes the following sections:

  •
  Management Overview

  •
  Critical Accounting Policies and Estimates

  •
  Results of Operations

  •
  Financial Position, Liquidity and Capital Resources

  •
  ILG's Principles of Financial Reporting

  •
  Reconciliations of Non-GAAP Measures

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

        The Membership and Exchange operating segment consists of Interval International Inc.'s businesses, referred to as Interval, and the membership and exchange related line of business of TPI and VRI. The Management and Rental operating segment consists of Aston Hotels & Resorts, LLC and Maui Condo and Home, LLC, referred to as Aston, and the management and rental related line of business of VRI and TPI.

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

Membership and Exchange Services

        Interval, the principal business comprising our Membership and Exchange segment, has been a leader in the membership and exchange services industry since its founding in 1976. As of December 31, 2012, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

  •
  a large and diversified base of participating resorts consisting of nearly 2,800 resorts located in over 75 countries, including both leading independent resort developers and branded hospitality companies; and

  •
  approximately 1.8 million vacation ownership interest owners enrolled as members of the Interval Network.

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

Management and Rental Services

        We also provide management and rental services to hotels as well as condominium and timeshare resorts and their homeowners associations through Aston, VRI and TPI. Such vacation properties and hotels are not owned by us. Aston is based in Hawaii and concentrates largely on hotel and condominium resort management primarily in Hawaii, as well as vacation property rental and related services (including common area and owner association management services for condominium projects). TPI provides property management, vacation rental and homeowners association management services to timeshare resorts in the United States, Canada and Mexico. On February 28, 2012, we acquired VRI, the largest non-developer provider of resort and homeowners association management services to the shared ownership industry, determined by number of properties.

        As of December 31, 2012, the businesses that comprise our Management and Rental segment provided management and rental services at over 200 vacation properties, resorts and club locations in North America as well as more limited management services to certain additional properties.

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

International Operations

        International revenue increased 3.8% in 2012 compared to 2011 and increased 2.5% in 2011 compared to 2010. As a percentage of our total revenue, international revenue decreased to 14.2% in 2012, from 15.1% in 2011, and from 15.4% in 2010. The decrease in international revenue as a percentage of total revenue is impacted by the recent acquisitions of VRI and TPI which operate predominantly in the United States.

Other Factors Affecting Results

Membership and Exchange

        The consolidation of resort developers driven by bankruptcies and the lack of receivables financing has resulted in a decrease in the flow of new members from point of sale to our exchange networks. While access to receivables financing has recovered, financing standards for consumers remain higher than those required several years ago. Additionally, a high proportion of sales by developers are to their existing owners, which does not result in new members to the Interval Network.

        Our 2012 results were negatively affected by a shift in the percentage mix of our membership base from traditional, direct renewal members to corporate members who are renewed directly by the respective developer and tend to have a lower propensity to transact with us. Membership mix as of December 31, 2012 included 62% traditional and 38% corporate members, compared to 68% and 32%, respectively, as of December 31, 2011. Consequently, where possible, we structure our corporate membership arrangements to include reservation servicing and/or other revenue streams to mitigate the anticipated lower transaction propensity.

Management and Rental

        Our Management and Rental segment results are susceptible to variations in economic conditions, particularly in its largest market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii increased 9.2% in 2012 compared to 2011. The increase in visitors is consistent with Aston's managed properties in Hawaii experiencing increases in occupancy, leading to an overall increase of 15.1% in revenue per available room ("RevPAR") in Hawaii in 2012 compared to 2011. The increase in RevPAR in Hawaii was predominantly driven by higher average daily rates and, to a lesser extent, higher occupancy.

        As of the latest forecast (February 2013), the Hawaii Department for Business, Economic Development and Tourism, forecasts increases of 5.4% in visitors to Hawaii and 7.1% in visitor expenditures in 2013 when compared to 2012.

Business Acquisition

        On February 28, 2012, we acquired VRI, the largest non-developer provider of resort and homeowners association management services to the shared ownership industry, determined by number of properties. VRI was consolidated into our financial statements as of the acquisition date and the financial effect of this acquisition was not material to our consolidated financial statements; however, the year-over-year comparability was affected as further discussed in our Results of Operations section.

Liquidity

        On June 21, 2012, we entered into an amended and restated credit agreement which provides, among other things, a $500 million revolving credit facility, as further discussed in Note 5 of the consolidated financial statements included in this report. The interest rate on the amended and restated credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate, as defined, plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on ILG's leverage ratio. On September 4, 2012, we redeemed all of our 9.5% senior notes at 100% of the principal amount plus accrued and unpaid interest to the redemption date, at which time the senior notes were no longer deemed to be outstanding and our obligations under the indenture, as previously supplemented, terminated. Additionally, the extinguishment of our senior notes resulted in a non-cash, pre-tax loss on extinguishment of debt of $17.9 million during the third quarter of 2012 principally pertaining to the acceleration of the original issue discount and the write-off of the related unamortized deferred debt issuance costs. This non-cash charge is presented as a separate line item within other income (expense) in our consolidated statement of income for the year ended December 31, 2012.

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

        For the Management and Rental segment, we expect Aston's RevPAR to continue to show year-over-year improvement as its largest market, Hawaii, continues its tourism recovery and benefits from increases in airlift into the island chain; however, increases in airfare may negatively impact visitor arrivals from the mainland and temper growth.

        Lastly, during the second quarter of 2012, the ownership and debt structure of one of Aston's largest managed properties was restructured. This caused Aston's management agreement for the property to be modified, Aston's compensation to be reduced and the remaining term to be shortened, with short-term renewals at the option of the new property owner. Consequently, during the second and third quarter we assessed the impact of these modifications on our Management and Rental operating segment to determine whether an interim impairment test of long-lived assets and goodwill and other indefinite-lived intangible assets was warranted. The result of these assessments did not indicate that assets might be impaired and, therefore, an interim impairment test was not warranted at that time. Additionally, as of October 1, 2012, we performed our annual impairment test on our goodwill and other intangible assets, as discussed in Note 3 of these consolidated financial statements, and concluded that the likelihood of impairment was below the "more-likely-than-not" threshold established in the applicable accounting guidance and, therefore, no further steps were warranted.

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

        Our significant accounting policies are discussed in Note 2 accompanying our consolidated financial statements and should be reviewed in connection with the following discussion. Set forth below are the policies and estimates that we have identified as critical to our business operations and an understanding of our results of operations, based on the high degree of judgment or complexity in their application.

Revenue Recognition

        Revenue, net of sales incentives, from membership fees from our Membership and Exchange segment is deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight-line basis. When multiple member benefits and services are provided over the term of the membership, revenue is recognized for each separable deliverable ratably over the membership period, as applicable. Generally, memberships are cancelable and refundable on a pro-rata basis, with the exception of our Platinum tier, which is non-refundable. Direct costs of acquiring members (primarily commissions) and certain fulfillment costs related to deferred membership revenue are also deferred and amortized on a straight-line basis over the terms of the applicable memberships or benefit period, whichever is shorter. The recognition of previously deferred revenue and expense is based on estimates derived from an aggregation of member-level data. Revenue from exchange and Getaway transactions is recognized when confirmation of the transaction is provided as the earnings process is complete. Reservation servicing revenue is recognized when service is performed or on a straight-line basis over the applicable service period depending on the specific contractual terms. All taxable revenue transactions are presented on a net-of-tax basis.

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

        In accordance with ASC Topic 350, "Intangibles—Goodwill and Other," we review the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances. Goodwill is tested for impairment based on either a qualitative assessment or a two-step impairment test. We consider our Membership and Exchange and Management and Rental segments to be individual reporting units which are also individual operating segments of ILG. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date.

        During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions.

Qualitative Assessment

        The qualitative assessment may be elected in any given year pursuant to ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU 2011-08"). ASU 2011-08 amended the testing of goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If entities determine, on the basis of qualitative factors, that it is more-likely-than-not (i.e., a likelihood of more than 50 percent) that the fair value of the reporting unit is below the carrying amount, the two-step impairment test would be required. The guidance also provides the option to skip the qualitative assessment in any given year and proceed directly with the two-step impairment test at our discretion.

        Our qualitative assessment is performed for the purpose of assessing whether events or circumstances have occurred in the intervening period between the date of our last two-step impairment test (the "Baseline Valuation") and the date of our current annual impairment test which could adversely affect the comparison of our reporting units' fair value with its carrying amount. Examples of events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount include macro-economic conditions such as deterioration in the entity's operating environment, industry or overall market conditions; reporting unit specific events such as increasing costs, declining financial performance, or loss of key personnel or contracts; or other events such as pending litigation, access to capital in the credit markets or a sustained decrease in ILG's stock price on either an absolute basis or relative to peers. If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, we are then required to perform a two-step impairment test on goodwill.

Two-step Impairment Test

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

Indefinite-Lived Intangible Assets

        Our intangible assets with indefinite lives relate principally to trade names and trademarks. Pursuant to ASC 350, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. Accordingly, we evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life. As of December 31, 2012, there have been no changes to the indefinite life determination pertaining to these intangible assets.

        In addition, an intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded. However, subsequent to the issuance of ASU 2012-02 in July 2012, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a "more-likely-than-not" threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset.

2012 Annual Impairment Test

        As of October 1, 2012, we reviewed the carrying amount of goodwill and other intangible assets of each of our two reporting units. Goodwill assigned to the Membership and Exchange and Management and Rental reporting units as of this date was $483.5 million and $22.3 million, respectively. We performed a qualitative assessment on both our reporting units and concluded that it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying amount and, therefore, a two-step impairment test was not necessary. As of December 31, 2012, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on October 1, 2012.

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

        The October 1, 2012 qualitative assessment we performed on our Membership and Exchange reporting unit considered the substantial passing margin of 77% realized in our October 1, 2011 Baseline Valuation and the following measures of sensitivity, calculated by holding other variables constant, when comparing our Baseline Valuation against the events and circumstances specific to the intervening period ending October 1, 2012:

  •
  The EBITDA multiple required to fail step-one of the Baseline Valuation would require a multiple less than half of what was used in the Baseline Valuation.

  •
  The discount rate required to fail step-one of the Baseline Valuation would require using a discount rate more than double the rate used in the Baseline Valuation.

  •
  Our long-term (residual) growth rates needed for the Baseline Valuation to fail step-one would require a significant and prolonged period of negative growth given the substantial passing margin.

        Our 2012 qualitative assessment did not lead us to believe any of the above hypothetical sensitivity measures were more-likely-than-not to have occurred in the period between our Baseline Valuation and our October 1, 2012 testing date.

        With respect to the Baseline Valuation for our Membership and Exchange reporting unit, the primary examples of key estimates include our discount rate and forecasted sales growth rates. As previously noted, we used the average of an income approach and a market comparison approach to calculate the fair value of our reporting units in the Baseline Valuation. As a measure of sensitivity on the income approach, as of the date of our Baseline Valuation, a hypothetical 10% change in both our discount and long-term growth rates would result in a change of $400 million in the income approach fair value of the reporting unit, or approximately 29% of the excess of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our selected EBITDA multiple by 10% would result in a change of approximately $100 million in the Membership and Exchange reporting unit's market comparison approach fair value, or approximately 7% of the excess of the reporting unit's fair value over its carrying value.

        The October 1, 2012 qualitative assessment we performed on our Management and Rental reporting unit considered the following measures of sensitivity, calculated by holding other variables constant, when comparing our Baseline Valuation against the events and circumstances specific to the intervening period ending October 1, 2012:

  •
  The discount rate required to fail step-one of the Baseline Valuation would require using a discount rate that would be 14% higher than the rate used in the Baseline Valuation.

  •
  An unfavorable change by 200% to our projected long-term (residual) growth rates would be needed for the Baseline Valuation to fail step-one.

  •
  A sustained contraction in our projected EBITDA multiple, when compared against the EBITDA multiple selected as part of the Baseline Valuation, would be required to fail step-one.

        Our 2012 qualitative assessment did not lead us to believe any of the above hypothetical sensitivity measures were more-likely-than-not to have occurred in the period between our Baseline Valuation and our October 1, 2012 testing date.

        With respect to the Baseline Valuation for our Management and Rental reporting unit, the primary examples of key estimates include forecasted available and occupied room nights, average daily rates and long-term growth rates. As a measure of sensitivity on the income approach, as of the date of our Baseline Valuation, a hypothetical 10% change to all four forecasted key estimates would result in a change of approximately $11 million in our Management and Rental's income approach fair value, or approximately 40% of the excess of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our selected EBITDA multiple by 10% would result in a change of approximately $10 million in the reporting unit's market comparison approach fair value, or approximately 38% of the excess of the reporting unit's fair value over its carrying value.

        The preceding sensitivities for our Membership and Exchange and Management and Rental reporting units exclude the impact of our February 28, 2012 acquisition of VRI, which we qualitatively assessed separately and concluded the likelihood of VRI's fair value failing to exceed its carrying amount was not above the more-likely-than-not threshold.

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

  •
  Our ability to maintain and renew contractual relationships with vacation ownership developers that provide new members and supply of resort accommodations for use in exchanges or Getaways.

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

Recoverability Test

        The last recoverability test performed was as of March 31, 2010 on an asset group within our Management and Rental reporting unit as a consequence of that reporting unit failing step-one of the two-step process for testing goodwill for impairment. The resulting recoverability test concluded the asset group was not considered to be impaired. From that date through December 31, 2012, we have not identified events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test has not been warranted.

Stock-Based Compensation

        Stock-based compensation is accounted for under ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). Compensation cost for stock awards is measured at fair value on date of grant and recognized over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units ("RSUs") is determined based on the number of shares granted and the quoted price of our common stock on that date, except for RSUs subject to relative total shareholder return performance criteria, which the fair value is based on a Monte Carlo simulation analysis as further discussed in Note 9 accompanying our consolidated financial statements. We grant awards subject to graded vesting (i.e. portions of the award vest at different times during the vesting period) or to cliff vesting (i.e. all awards vest at the end of the vesting period). Certain RSUs, in addition, are subject to attaining specific performance criteria. For RSUs to be settled in stock, the accounting charge is measured at the grant date fair value and expensed as non-cash compensation over the vesting term using the straight-line basis for service-only awards and the accelerated basis for performance-based awards with graded vesting. For certain cliff vesting awards with performance criteria, we also use anticipated future results in determining the fair value of the award. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. The amount of stock-based compensation expense recognized in the consolidated statements of income is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock as compensation expense.

        Stock-based compensation is recorded within the same line item in our consolidated statements of income as the employee-related compensation of the award recipient, as disclosed in tabular format in Note 9 accompanying our consolidated financial statements.

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

        As of December 31, 2012, ILG had approximately $10.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 1.6 years. Of the $10.9 million of unrecognized compensation cost, 46.7% relates to an employee class group comprised of certain key employees for which we do not expect RSUs to be forfeited. For awards in which we expect forfeitures to occur, a 10% change to our estimated forfeiture rate would have an impact of less than $100,000 to our unrecognized compensation cost as of December 31, 2012.

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

        Although we believe we have adequately reserved for our uncertain tax positions, the ultimate outcome of these tax matters may differ from our expectations. We adjust our reserves in light of changing facts and circumstances, such as the completion of a tax audit, expiration of the applicable statute of limitations, the refinement of an estimate, and interest accruals associated with uncertain tax positions until they are resolved. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. See Note 10 accompanying our consolidated financial statement.

        Our future effective tax rates could be affected by changes in our deferred tax assets or liabilities, the valuation of our uncertain tax positions, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

RESULTS OF OPERATIONS

Revenue

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$198,434	3.2%	$192,297	0.7%	$190,954
Membership fee revenue	130,784	1.0%	129,477	(0.3)%	129,818
Ancillary member revenue	6,976	(5.4)%	7,371	(15.4)%	8,709

Total member revenue	336,194	2.1%	329,145	(0.1)%	329,481
Other revenue	21,538	6.2%	20,282	28.8%	15,747

Total Membership and Exchange revenue	357,732	2.4%	349,427	1.2%	345,228

Management and Rental
Management fee and rental revenue	54,946	69.4%	32,441	42.9%	22,694
Pass-through revenue	60,661	29.3%	46,926	13.0%	41,518

Total Management and Rental revenue	115,607	45.7%	79,367	23.6%	64,212

Total revenue	$473,339	10.4%	$428,794	4.7%	$409,440

2012 Compared to 2011

        Revenue in 2012 increased $44.5 million, or 10.4%, from 2011. Membership and Exchange segment revenue increased $8.3 million, or 2.4%, in 2012 compared to the prior year period and Management and Rental segment revenue increased $36.2 million, or 45.7% from 2011.

Membership and Exchange

        The increase of $8.3 million in Membership and Exchange revenue in 2012 is primarily driven by increases in transaction revenue and membership fee revenue of $6.1 million and $1.3 million,

respectively, coupled with a rise in other revenue of $1.3 million. The rise in transaction revenue is mainly related to higher revenue from exchanges and Getaways of $1.9 million and increases in reservation servicing and other transaction related fees of $1.9 million and $2.3 million, respectively. Higher transaction revenue from exchanges and Getaways was due to a 4.7% increase in average fee per transaction, partially offset by a 3.5% decrease in exchange and Getaway transaction volume. Lower transaction volume is related to a shift in the percentage mix of our membership base from traditional to corporate members.

        Total active members in the Interval Network at December 31, 2012 increased to approximately 1.82 million members as compared to approximately 1.78 million members at December 31, 2011, an increase of 2.4%. Membership fee revenue during 2012 rose $1.3 million, or 1.0%, compared to the prior year. This increase is largely due to greater penetration of Platinum memberships. The increase in other revenue for the year is primarily attributable to the membership and exchange related activities of TPI and the inclusion of VRI subsequent to our acquisition in February 2012. Overall Interval Network average revenue per member of $182.39 for 2012 is consistent with the prior year.

Management and Rental

        The increase of $22.5 million, or 69.4%, in management fee and rental revenue includes $18.2 million of incremental VRI management fee revenue and a $2.0 million contribution from TPI largely related to property management contracts secured in August of 2011. Fee income earned from managed hotel and condominium resort properties at Aston increased $2.3 million, or 9.2%, in 2012 due to a 16.9% increase in RevPAR to $130.28 driven by a 9.8% higher average daily rate and a 6.5% improvement in occupancy rates during 2012 compared to 2011.

        Pass-through revenue represents reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners association without mark-up. The increase of $13.7 million, or 29.3%, in pass-through revenue in 2012 is mostly related to our acquisition of VRI and, to a lesser extent, increases at Aston and TPI attributable to higher occupied room nights and new property management contracts, respectively.

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

Management and Rental

        The increase of $9.7 million, or 42.9%, in management fee and rental revenue includes $7.1 million of incremental TPI management fee revenue due to a full year of TPI results. Fee income earned from managed hotel and condominium resort properties at Aston increased $2.7 million, or 12.1% in 2011 due to a 16.3% increase in RevPAR to $111.43 driven by an 11.1% higher average daily rate and a 4.7% improvement in occupancy rates during 2011 compared to 2010. The increase of $5.4 million, or 13.0%, in pass-through revenue is related to our acquisition of TPI.

Cost of Sales

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$87,868	7.4%	$81,812	5.2%	$77,741
Management and Rental
Management fee and rental expenses	19,730	55.6%	12,682	40.2%	9,045
Pass-through expenses	60,661	29.3%	46,926	13.0%	41,518

Total Management and Rental cost of sales	80,391	34.9%	59,608	17.9%	50,563

Total cost of sales	$168,259	19.0%	$141,420	10.2%	$128,304

As a percentage of total revenue	35.5%	7.8%	33.0%	5.2%	31.3%
As a percentage of total revenue excluding pass-through revenue	40.8%	10.1%	37.0%	6.2%	34.9%
Gross margin	64.5%	(3.8)%	67.0%	(2.4)%	68.7%
Gross margin without pass-through revenue/expenses	73.9%	(1.8)%	75.3%	(1.5)%	76.4%

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

2012 Compared to 2011

        Cost of sales in 2012 increased $26.8 million from 2011, consisting of an increase of $6.1 million from our Membership and Exchange segment and $20.8 million from our Management and Rental segment. Overall gross margin decreased by 257 basis points to 64.5% in 2012 compared to 67.0% in 2011, primarily due to increased gross profit contribution from our lower-margin Management and Rental segment relative to total ILG gross profit.

        Gross margin for the Membership and Exchange segment decreased by 115 basis points during 2012 compared to the prior year. Cost of sales for this segment increased $6.1 million primarily due to an increase of $3.1 million in compensation and other employee related costs and $1.2 million in the cost of purchased inventory. The increase in compensation and other employee related costs mainly pertained to our call center and related member servicing activities which, coupled with an increase of $0.7 million in membership fulfillment related expenses, were in part attributable to an increase in the number of active members in our Interval Network resulting from the affiliation of two corporate accounts during the first half of 2012. The increase in the cost of purchased inventory was due to a higher proportion of purchased inventory utilized during 2012, partly offset by a decrease in the average cost per unit of this purchased inventory.

        The increase of $20.8 million in cost of sales from the Management and Rental segment was primarily attributable to an increase of $13.7 million in segment pass-through revenue coupled with an increase of $6.1 million in other incremental expenses related to VRI and an increase of $0.6 million in compensation and other employee related costs at TPI. Gross margin for this segment increased by 557 basis points to 30.5% in 2012 compared to 2011. Our Management and Rental segment has lower gross margins than our Membership and Exchange segment largely due to the effect of pass-through revenue. Excluding the effect of pass-through revenue, gross margin for this segment increased by 318 basis points to 64.1% during 2012 compared to the prior year.

2011 Compared to 2010

        Cost of sales in 2011 increased $13.1 million from 2010, consisting of an increase of $4.1 million from our Membership and Exchange segment and $9.0 million from our Management and Rental segment. Overall gross margin decreased by 164 basis points to 67.0% in 2011 compared to 68.7% in 2010, primarily due to increased gross profit contribution from our lower-margin Management and Rental segment.

        Gross margin for the Membership and Exchange segment decreased by 89 basis points as compared to the prior year. Cost of sales for this segment increased $4.1 million primarily due to increases of $2.8 million in the cost of purchased rental inventory and $1.2 million of incremental TPI expenses following the acquisition. The increase in the cost of purchased inventory and a slightly higher proportion of purchased inventory utilized contributed to our decrease in gross margin in 2011.

        The increase of $9.0 million in cost of sales from the Management and Rental segment was primarily attributable to an increase of $5.4 million in pass-through revenue coupled with an increase of $3.2 million in other incremental expenses both related to TPI. Gross margin for this segment increased by 364 basis points to 24.9% in 2011 compared to 2010. Excluding the effect of pass-through revenue, gross margin for this segment increased by 76 basis points to 60.9% during 2011 compared to the prior year.

Selling and Marketing Expense

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(Dollars in thousands)
Selling and marketing expense	$53,559	0.1%	$53,504	5.4%	$50,755
As a percentage of total revenue	11.3%	(9.3)%	12.5%	0.7%	12.4%
As a percentage of total revenue excluding pass-through revenue	13.0%	(7.4)%	14.0%	1.6%	13.8%

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

2012 Compared to 2011

        Selling and marketing expense in 2012 remained relatively flat compared to 2011, increasing less than $0.1 million. As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 9.3% and 7.4%, respectively, during 2012 compared to the prior year.

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

General and Administrative Expense

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(Dollars in thousands)
General and administrative expense	$105,270	11.4%	$94,508	6.2%	$88,980
As a percentage of total revenue	22.2%	0.9%	22.0%	1.4%	21.7%
As a percentage of total revenue excluding pass-through revenue	25.5%	3.1%	24.7%	2.3%	24.2%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, as well as facilities costs, fees for professional services and other company-wide benefits.

2012 Compared to 2011

        General and administrative expense in 2012 increased $10.8 million from 2011, primarily due to an increase of $8.5 million in overall compensation and other employee-related costs, other incremental expenses of $2.9 million from VRI and higher IT maintenance and support services of $1.2 million, partly offset by a favorable net change of $1.7 million in the estimated fair value of contingent consideration related to an acquisition.

        The $8.5 million increase in overall compensation and other employee-related costs was primarily due to $5.4 million of incremental compensation and other employee-related expenses from VRI, an increase of $1.6 million in health and welfare insurance expense due to higher self-insured claim activity in 2012, and various other increases in compensation and employee-related costs. These higher employee-related costs were partly offset by a decrease of $1.0 million in non-cash compensation expense mainly due to awards granted at spin-off, vesting fully during the third quarter of 2012, and $1.4 million of higher capitalized internal labor costs pertaining to internally developed software.

2011 Compared to 2010

        General and administrative expense in 2011 increased $5.5 million from 2010, primarily due to an increase of $2.6 million in overall compensation and other employee-related costs, an increase of $1.1 million in professional fees, an increase of $1.2 million due to a change in the estimated fair value of contingent consideration related to an acquisition, and higher expenses of $0.9 million relating to IT and maintenance and support services. In addition, we experienced $0.2 million of higher net currency losses related to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than the functional currency, and other increases of $1.2 million due to the inclusion of

TPI in our results of operations. These increases were partly offset by a favorable $1.4 million dollar change in our estimated accrual for the European Union Value Added Tax ("VAT") matter discussed in Note 12 accompanying our consolidated financial statements.

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

Amortization Expense of Intangibles

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(Dollars in thousands)
Amortization expense of intangibles	$23,041	(15.6)%	$27,301	3.5%	$26,387
As a percentage of total revenue	4.9%	(23.5)%	6.4%	(1.2)%	6.4%
As a percentage of total revenue excluding pass-through revenue	5.6%	(21.9)%	7.1%	(0.3)%	7.2%

2012 Compared to 2011

        Amortization expense of intangibles for 2012 decreased $4.3 million from 2011 primarily due to certain intangible assets fully amortized by the end of the third quarter of 2012, partly offset by the incremental amortization expense pertaining to intangible assets resulting from the acquisition of VRI.

2011 Compared to 2010

        Amortization expense of intangibles in 2011 was consistent with the 2010 period other than incremental amortization expense pertaining to recognized intangible assets related to the acquisition of TPI.

Depreciation Expense

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(Dollars in thousands)
Depreciation expense	$13,429	1.1%	$13,277	26.0%	$10,537
As a percentage of total revenue	2.8%	(8.4)%	3.1%	20.3%	2.6%
As a percentage of total revenue excluding pass-through revenue	3.3%	(6.4)%	3.5%	21.4%	2.9%

2012 Compared to 2011

        Depreciation expense for 2012 was relatively consistent compared with 2011, increasing by $0.2 million or 1.1%.

2011 Compared to 2010

        Depreciation expense for 2011 as compared to 2010 increased $2.7 million primarily related to our iServices membership platform that was placed in service in the fourth quarter 2010 and, consequently, reflects a full year of depreciation in 2011.

Operating Income

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$104,245	5.8%	$98,562	(6.7)%	$105,634
Management and Rental	5,536	NM	222	119.2%	(1,157)

Total operating income	$109,781	11.1%	$98,784	(5.4)%	$104,477

As a percentage of total revenue	23.2%	0.7%	23.0%	(9.7)%	25.5%
As a percentage of total revenue excluding pass-through revenue	26.6%	2.8%	25.9%	(8.9)%	28.4%

2012 Compared to 2011

        Operating income in 2012 increased $11.0 million from the comparable period in 2011, consisting of an increase of $5.7 million from our Membership and Exchange segment and an increase of $5.3 million from our Management and Rental segment.

        Operating income for our Membership and Exchange segment increased $5.7 million to $104.2 million in 2012 from 2011 due to $5.5 million of lower amortization expense of intangibles as a result of certain intangible assets becoming fully amortized by the end of third quarter of 2012, the positive contributions from the membership and exchange activities of TPI and VRI, and a favorable net change of $0.9 million in the estimated fair value of contingent consideration related to an acquisition. This was partly offset by higher general and administrative expense primarily due to employee related costs, including health and welfare benefits.

        The increase in operating income of $5.3 million at our Management and Rental segment is primarily due to improved operating results at Aston and TPI during the year, coupled with the incremental contribution from VRI and a favorable net change of $0.9 million in the estimated fair value of contingent consideration related to an acquisition.

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

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(Dollars in thousands)
Membership and Exchange	$142,590	(0.4)%	$143,220	(1.7)%	$145,753
Management and Rental	14,592	87.6%	7,778	35.0%	5,763

Total adjusted EBITDA	$157,182	4.1%	$150,998	(0.3)%	$151,516

As a percentage of total revenue	33.2%	(5.7)%	35.2%	(4.8)%	37.0%
As a percentage of total revenue excluding pass-through revenue	38.1%	(3.7)%	39.5%	(4.0)%	41.2%

2012 Compared to 2011

        Adjusted EBITDA in 2012 increased $6.2 million from 2011, or 4.1%, consisting of an increase of $6.8 million from our Management and Rental segment, partly offset by a decrease of $0.6 million from our Membership and Exchange segment.

        Adjusted EBITDA of $142.6 million from our Membership and Exchange segment was relatively in-line with the prior year. Adjusted EBITDA for this segment reflects a shift in percentage mix of the membership base which has negatively affected transaction propensity and average membership fee per member. Additionally, the segment experienced higher overall compensation and employee-related costs, particularly driven by rising health and welfare insurance expense due to higher self-insured claim activity and higher call center costs and related member servicing activities mainly resulting from the affiliation of two corporate accounts during the first half of 2012. This was partly offset by the inclusion of VRI's results, the favorable contribution from the membership and exchange activities of TPI, as well as a favorable net change of $0.9 million in the estimated fair value of contingent consideration related to an acquisition.

        Adjusted EBITDA from our Management and Rental segment increased $6.8 million to $14.6 million in 2012 from $7.8 million in 2011. The improvement in adjusted EBITDA in this segment is primarily driven by higher gross profit of $15.5 million delivered mainly from the inclusion of VRI in our results of operations, improvement in Aston's RevPAR during the year, and new property management contracts secured at TPI in the third quarter 2011, in addition to a favorable net change of $0.9 million in the estimated fair value of contingent consideration related to an acquisition. This was partly offset by higher general and administrative expenses of $8.5 million due to the inclusion of VRI's general and administrative expenses in our results.

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

Other Income (Expense)

	Year Ended December 31,
	2012	% Change	2011	% Change	2010
	(Dollars in thousands)
Interest income	$1,792	41.9%	$1,263	181.9%	$448
Interest expense	(25,629)	(28.0)%	(35,575)	(0.6)%	(35,782)
Other income (expense), net	(2,456)	(255.4)%	1,580	683.0%	(271)
Loss on extinguishment of debt	(18,527)	NM	—	—	—

2012 Compared to 2011

        Interest income increased $0.5 million in 2012 compared to 2011 primarily as a result of interest earned on loans issued in 2012.

        Interest expense primarily relates to interest and amortization of debt costs on the term loan and senior notes, which were extinguished on June 21, 2012 and September 4, 2012, respectively, and our amended and restated revolving credit facility entered into on June 21, 2012. The senior notes were initially recorded with an original issue discount of $23.5 million of which $1.8 million and $2.5 million were amortized in 2012 and 2011, respectively. Lower interest expense during 2012 is primarily due to the extinguishment of our term loan on June 21, 2012, redemption of our senior notes on September 4, 2012, and lower prevailing interest rates compared to the extinguished indebtedness.

        Other income (expense), net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange net loss was $2.2 million in 2012 compared to a net gain of $1.8 million in 2011. The unfavorable fluctuations during 2012 were principally driven by U.S. dollar positions held at December 31, 2012 affected by the weaker dollar compared to the Mexican and Colombian peso. The favorable fluctuations during 2011 were principally driven by U.S. dollar positions held at December 31, 2011 affected by the stronger dollar compared to the Mexican peso, partly offset by a weaker dollar compared to the Colombian peso.

        Additionally, in connection with the repayment of our term loan on June 21, 2012 and the redemption of our senior notes on September 4, 2012, we recognized a loss of $18.5 million in 2012 on the early extinguishment of this indebtedness resulting from the acceleration of related unamortized debt issuance costs and the remaining original issue discount on the senior notes. This loss is presented as a separate line item within other income (expense) in our consolidated statement of income for the year ended December 31, 2012.

2011 Compared to 2010

        Interest income increased $0.8 million in 2011 compared to 2010 primarily as a result of interest earned on loans issued during the second quarter of 2011 and discussed in Note 6 of our consolidated financial statements.

        Interest expense for these periods primarily relates to interest and amortization of debt costs on the indebtedness incurred in connection with the spin-off. The senior notes were initially recorded with an original issue discount of $23.5 million based on the prevailing interest rate at the time of pricing, estimated at 11.0%, of which $2.5 million and $2.3 million was amortized in 2011 and 2010, respectively. Lower interest expense in 2011 is due to the lower outstanding principal balance on our term loan and slightly lower interest rates, partly offset by a decrease in capitalized interest expense subsequent to the launch of iServices in the fourth quarter of 2010.

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

Income Tax Provision

2012 Compared to 2011

        For the years ended December 31, 2012 and 2011, ILG recorded income tax provisions for continuing operations of $24.3 million and $24.9 million, respectively, which represent effective tax rates of 37.3% and 37.7%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. In addition, as it relates to 2012, ILG recorded income tax benefits of $0.9 million associated with the U.S. tax consequences of certain of ILG's foreign operations and other income tax items, the most significant of which related to the tax impact of ILG's redemption of the senior notes. As it relates to 2011, ILG recorded income taxes of $0.4 million associated with non-deductible non-cash compensation and other income tax items.

        As of December 31, 2012 and 2011, ILG had unrecognized tax benefits of $0.7 million and $0.9 million, respectively, which if recognized, would favorably affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2012 and 2011 are $0.4 million and $0.6 million, respectively, of unrecognized tax benefits related to the acquisition of TPI. In connection with our acquisition of TPI, the former shareholders have agreed to indemnify us for all tax liabilities and related interest and penalties for the pre-acquisition period. The net decrease of $0.2 million in 2012 in unrecognized tax benefits is due principally to both a decrease in foreign taxes as a result of the expiration of the statute of limitations and settlements with taxing authorities related primarily to certain tax credits, partly offset by other income tax items. The net decrease of $0.1 million in 2011 in unrecognized tax benefits is due principally to the decrease in foreign taxes as a result of the expiration of the statute of limitations.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest during 2012. During 2012, interest and penalties decreased by approximately $0.2 million as a result of the expiration of the statute of limitations related to foreign taxes. There were no material accruals for interest during 2011. During 2011, interest and penalties decreased by approximately $0.1 million as a result of the expiration of the statute of limitations related to foreign taxes. At December 31, 2012 and 2011, ILG has accrued $0.6 million and $0.8 million, respectively, for the payment of interest and, if applicable, penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.2 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to foreign taxes. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

        ILG has routinely been under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under the Tax Sharing Agreement, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. During the fourth quarter of 2012, the IRS also completed its examination of ILG's Federal consolidated tax return for the short period following the spin-off and ended December 31, 2008. Additionally during 2012, the State of Florida completed its examination of ILG's consolidated state tax return for the short period following the spin-off and ended December 31, 2008 as well as for the tax year ended December 31, 2009.

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

        A further U.K. rate reduction to 21% is expected to be included in a future U.K. Finance Bill. The future corporate income tax rate reduction is expected to have a similar impact on our financial statements, as outlined above, however the actual impact will be dependent on our deferred tax position at that time.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2012, we had $108.5 million of cash and cash equivalents and restricted cash and cash equivalents, including $91.6 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $61.8 million is held in foreign jurisdictions, principally the U.K. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is used as our primary source of liquidity. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during 2012 and, as of December 31, 2012, the respective cash balances were immaterial to our overall cash on hand.

        We believe that our cash on hand along with our anticipated operating future cash flows and availability under our $500 million revolving credit facility, which may be increased to up to $700 million subject to certain conditions, are sufficient to fund our operating needs, quarterly cash dividend, capital expenditures, development and expansion of our operations, debt service, investments and other commitments and contingencies for at least the next twelve months. However, our operating cash flow may be impacted by macroeconomic and other factors outside of our control.

Cash Flows Discussion

        Net cash provided by operating activities decreased to $80.4 million in 2012 from $95.9 million in 2011 and from $91.4 million in 2010. The decrease of $15.5 million in 2012 from 2011 was principally due to higher income taxes paid of $8.6 million, net higher payments of $3.9 million made in connection with long-term agreements, higher interest payments of $0.8 million and higher net cash expenses. The higher interest payments are primarily related to the shift in the timing of interest payments under our new credit facility. Due to the semi-annual scheduled timing of interest payments on our redeemed senior notes, we paid twelve months of interest in both 2012 and 2011.

        The increase of $4.5 million in 2011 from 2010 was principally due to lower income taxes paid of $4.9 million, lower interest paid, excluding capitalized interest, of $0.9 million, higher interest income of $0.7 million and lower net payments of $0.4 million made in connection with long-term agreements, partly offset by higher net cash expenses, including $0.6 million of the total $1.5 million contingent consideration payment related to an acquisition. Lower interest payments in 2011 are due to the lower principal balance outstanding, and slightly lower interest rates. The increase in interest income is due to interest earned and received on the loans receivable issued to third parties in 2011.

        Net cash used in investing activities of $47.3 million in 2012 primarily related to the VRI acquisition, net of cash acquired, of $40.0 million, disbursements totaling $9.5 million for investments in loans receivable, and capital expenditures of $15.0 million primarily related to IT initiatives, all partly offset by the early repayments of existing loans receivable totaling $17.0 million. Interest on the loans receivable are due monthly or quarterly and in some instances may be paid in kind. As of December 31, 2012, an additional $2.6 million is available to be drawn in connection with our financing receivables.

        In 2011, net cash used in investing activities of $35.2 million related to disbursements totaling $16.5 million for loans to third parties, capital expenditures of $13.0 million, primarily related to IT initiatives, and the acquisition of certain management agreements by our Management and Rental segment for $5.6 million.

        In 2010, net cash used in investing activities of $28.4 million resulted from capital expenditures of $16.4 million and an acquisition, net of cash acquired, of $12.9 million, slightly offset by a $1.0 million decrease in restricted cash, related to a collateral agreement for merchant transactions in the United Kingdom that was no longer required.

        Free cash flow is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." For the years ended December 31, 2012, 2011 and 2010, free cash flow was $65.4 million, $82.9 million and $75.0 million, respectively. The change is mainly a result of the variance in net cash provided by operating activities as discussed above.

        Net cash used in financing activities of $131.8 million in 2012 was principally due to the redemption of our senior notes, principal payments of $56.0 million on the term loan, of which we paid $51.0 million from cash on-hand in June 2012 to fully extinguish the term loan, cash dividends totaling $28.4 million, payments of debt issuance costs of $3.9 million in connection with entering into our amended and restated credit agreement in June 2012, withholding taxes paid on the vesting of restricted stock units of $6.2 million and $1.1 million of the total $1.5 million contingent consideration payment related to an acquisition. These uses of cash were partially offset by proceeds of the $290.0 million drawn on our revolving credit facility to fund the redemption, proceeds from excess tax benefits from stock-based awards and the exercise of stock options.

        In 2011, net cash used in financing activities of $43.6 million was principally due to repurchases of our common stock at market prices totaling $20.9 million, including commissions, which settled during the year as well as voluntary principal prepayments on the term loan totaling $20.0 million, withholding taxes paid on the vesting of restricted stock units of $3.5 million and $0.9 million of the total $1.5 million contingent consideration payment related to an acquisition, all partially offset by excess tax benefits from stock-based awards and proceeds from the exercise of stock options. Effective, August 3, 2011, ILG's Board of Directors authorized a share repurchase program for up to $25.0 million, excluding commissions, of our outstanding common stock. As of December 31, 2012, the remaining availability for future repurchases of our common stock was $4.1 million.

        In 2010, net cash used in financing activities of $41.2 million was principally due to principal payments of $40.0 million on the term loan and withholding taxes paid on the vesting of restricted stock units of $2.9 million, net of excess tax benefits from stock-based awards and proceeds from the exercise of warrants and stock options.

        On June 21, 2012, we entered into an amended and restated credit agreement which, among other things (1) provides for a $500 million revolving credit facility in place of the existing senior secured credit facility which consisted of a $50 million revolving facility and a term loan facility with an original principal amount of $150 million, (2) extends the maturity of the credit facility to June 21, 2017, (3) provides for an interest rate on borrowings, commitment fees and letter of credit fees based on ILG and its subsidiaries' consolidated leverage ratio, and (4) may be increased to up to $700 million, subject to certain conditions. As of December 31, 2012, $260.0 million of borrowings were outstanding under the revolving credit facility, with $240.0 million available to be drawn.

        On September 4, 2012, we redeemed all of our $300 million senior notes, issued on August 19, 2008, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, amounting to $314.5 million. We funded the redemption through the use of $290.0 million, drawn on our $500 million revolving credit facility, and cash on hand.

        Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on the Borrower's leverage ratio. As of December 31, 2012, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The revolving credit facility has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% based on the Borrower's leverage ratio and as of December 31, 2012 the commitment fee was 0.275%.

        The revolving credit facility has various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The revolving credit facility requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the amended credit agreement, of 3.50 through December 31, 2013 and 3.25 thereafter. Additionally, we are required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the amended credit agreement, of 3.0. As of December 31, 2012, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 1.51 and 6.97, respectively.

Dividends

        In March 2012, May 2012, August 2012 and November 2012, our Board of Directors declared a quarterly dividend of $0.10 per share for shareholders of record on April 2, 2012, June 12, 2012, September 6, 2012 and December 4, 2012, respectively. On each of April 18, 2012, June 26, 2012 September 20, 2012 and December 18, 2012, a cash dividend of $5.7 million was paid. We currently expect to declare and pay quarterly dividends of similar amounts.

        In December 2012, our Board of Directors declared a $0.10 per share dividend for shareholders of record on December 17, 2012, accelerating the first quarter of 2013 expected dividend. On December 27, 2012, a cash dividend of $5.7 million was paid. For the year ended December 31, 2012, we paid $28.4 million in cash dividends.

Contractual Obligations and Commercial Commitments

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At December 31, 2012, guarantees, surety bonds and letters of credit totaled $36.7 million. Guarantees represent $33.4 million of this total and primarily relate to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the Aston management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of December 31, 2012, amounts are not expected to be significant, individually or in the aggregate. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of December 31, 2012, amounts pending reimbursements are not significant.

        Contractual obligations and commercial commitments at December 31, 2012 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$260,000	$—	$—	$260,000	$—
Debt interest(a)	26,182	5,798	11,742	8,642	—
Purchase obligations(b)	32,318	13,281	14,093	4,394	550
Unused commitment on loans receivable and other advances	2,624	2,624	—	—	—
Operating leases	55,966	11,928	17,545	11,988	14,505

Total contractual obligations	$377,090	$33,631	$43,380	$285,024	$15,055

(a)
Debt principal and projected debt interest represent principal and interest to be paid on our revolving credit facility based on the balance outstanding as of December 31, 2012. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of December 31, 2012. Interest on the revolving credit facility is calculated using the prevailing rates as of December 31, 2012.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Guarantees, surety bonds and letters of credit	$36,747	$14,654	$15,143	$5,125	$1,825

(c)
Commercial commitments include minimum revenue guarantees related to Aston's hotel and resort management agreements, Aston's accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

        Included in other liabilities, both current and long-term, as presented in our consolidated balance sheet as of December 31, 2012, are certain unconditional recorded contractual obligations. These obligations and the future periods in which such obligations are expected to settle in cash are as follows (in thousands):

Twelve Month Period Ending December 31,
2013	$3,857
2014	—
2015	—
2016	—
2017	—
Thereafter	—

Total	$3,857

Off-Balance Sheet Arrangements

        Except as disclosed above in our Contractual Obligations and Commercial Commitments (except for our Debt Principal) as of December 31, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

        Refer to Note 2 accompanying our consolidated financial statements for a description of recent accounting pronouncements.

Seasonality

        Refer to Note 1 accompanying our consolidated financial statements for a discussion on the impact of seasonality.

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

        Adjusted net income—Net income attributable to common stockholders excluding the non-cash loss on extinguishment of our indebtedness, net of tax.

        Adjusted diluted EPS—Adjusted net income divided by the weighted average number of shares of common stock and dilutive securities outstanding during the period.

        Free cash flow—Cash provided by operating activities less capital expenditures.

        Our presentation of above-mentioned non-GAAP measures may not be comparable to similarly-titled measures used by other companies. We believe these measures are useful to investors because they represent the consolidated operating results from our segments, excluding the effects of any non-cash expenses. We also believe these non-GAAP financial measures improve the transparency of our disclosures, provide a meaningful presentation of our results from our business operations, excluding the impact of certain items not related to our core business operations and improve the period-to-period comparability of results from business operations. These non-GAAP measures have certain limitations in that they do not take into account the impact of certain expenses to our statement of operations; including non-cash compensation for adjusted EBITDA. We endeavor to compensate for the limitations of these non-GAAP measures presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

        We report these non-GAAP measures as supplemental measures to results reported pursuant to GAAP. These measures are among the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to the same set of tools that we use in analyzing our results. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures which are discussed below.

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

        Other non-operating income and expense consists principally of foreign currency translations of cash held in certain countries in currencies, principally U.S. dollars, other than their functional currency, in addition to any gains or losses on extinguishment of debt.

 RECONCILIATIONS OF NON-GAAP MEASURES

        The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the years ended December 31, 2012, 2011 and 2010 (in thousands). The noncontrolling interest relates to the Management and Rental segment.

	Year Ended December 31, 2012
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$142,590	$14,592	$157,182
Non-cash compensation expense	(9,904)	(1,027)	(10,931)
Other non-operating expense, net	(2,303)	(153)	(2,456)
Loss on extinguishment of debt	(18,527)	—	(18,527)

EBITDA	111,856	13,412	125,268
Amortization expense of intangibles	(16,147)	(6,894)	(23,041)
Depreciation expense	(12,294)	(1,135)	(13,429)
Less: Other non-operating expense, net	2,303	153	2,456
Less: Loss on extinguishment of debt	18,527	—	18,527

Operating income	$104,245	$5,536	109,781

Interest income			1,792
Interest expense			(25,629)
Other non-operating expense, net			(2,456)
Loss on extinguishment of debt			(18,527)
Income tax provision			(24,252)

Net income			40,709
Net income attributable to noncontrolling interest			(7)

Net income attributable to common stockholders			$40,702

	Year Ended December 31, 2011
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$143,220	$7,778	$150,998
Non-cash compensation expense	(10,638)	(998)	(11,636)
Other non-operating income (expense), net	1,705	(125)	1,580

EBITDA	134,287	6,655	140,942
Amortization expense of intangibles	(21,689)	(5,612)	(27,301)
Depreciation expense	(12,331)	(946)	(13,277)
Less: Other non-operating income (expense), net	(1,705)	125	(1,580)

Operating income	$98,562	$222	98,784

Interest income			1,263
Interest expense			(35,575)
Other non-operating income, net			1,580
Income tax provision			(24,926)

Net income			41,126
Net loss attributable to noncontrolling interest			—

Net income attributable to common stockholders			$41,126

	Year Ended December 31, 2010
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$145,753	$5,763	$151,516
Non-cash compensation expense	(9,346)	(769)	(10,115)
Other non-operating expense, net	(271)	—	(271)

EBITDA	136,136	4,994	141,130
Amortization expense of intangibles	(21,083)	(5,304)	(26,387)
Depreciation expense	(9,690)	(847)	(10,537)
Less: Other non-operating expense, net	271	—	271

Operating income (loss)	$105,634	$(1,157)	104,477

Interest income			448
Interest expense			(35,782)
Other non-operating expense, net			(271)
Income tax provision			(26,457)

Net income			42,415
Net loss attributable to noncontrolling interest			3

Net income attributable to common stockholders			$42,418

        The following tables reconcile net income attributable to common stockholders to adjusted net income and cash provided by operating activities to free cash flow for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	Year Ended December 31,
	2012	2011	2010
Net income attributable to common stockholders	$40,702	$41,126	$42,418
Loss on extinguishment of debt	18,527	—	—
Income tax benefit of adjusting items(1)	(7,270)	—	—

Adjusted net income	$51,959	$41,126	$42,418

Earnings per share attributable to common stockholders:
Basic	$0.72	$0.72	$0.75
Diluted	$0.71	$0.71	$0.73
Adjusted earnings per share:
Basic	$0.92	$0.72	$0.75
Diluted	$0.91	$0.71	$0.73
Weighted average number of common stock outstanding:
Basic	56,549	56,981	56,898
Diluted	57,248	57,775	57,756

	Year Ended December 31,
	2012		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings per share	$0.72	$0.71	$0.72	$0.71	$0.75	$0.73
Loss on extinguishment of debt	0.33	0.33	—	—	—	—
Income tax benefit of adjusting items(1)	(0.13)	(0.13)	—	—	—	—

Adjusted earnings per share	$0.92	$0.91	$0.72	$0.71	$0.75	$0.73

(1)
Tax rate utilized is the applicable effective tax rate respective to the period to the extent amounts are deductible.

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$80,438	$95,907	$91,403
Less: Capital expenditures	(15,040)	(13,038)	(16,443)

Free cash flow	$65,398	$82,869	$74,960

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

        Furthermore, in an effort to mitigate economic risk, we hold U.S. dollars in certain subsidiaries that have a functional currency other than the U.S. dollar.

        Operating foreign currency exchange attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency was inconsequential for all periods presented.

        Non-operating foreign exchange included net losses of $2.2 million and $0.3 million for the years ended December 31, 2012 and 2010, respectively, and a net gain of $1.8 million for the year ended December 31, 2011, attributable to cash held in certain countries in currencies other than their functional currency. The unfavorable fluctuation for the year ended December 31, 2012 was principally driven by U.S. dollar positions held at December 31, 2012 affected by the weaker dollar compared to the Mexican peso and Colombian peso. The favorable fluctuation for the year ended December 31, 2011 was principally driven by U.S. dollar positions held at December 31, 2011 affected by the stronger dollar compared to the Mexican peso, partly offset by a strengthening of the Colombian peso against the U.S. dollar. The unfavorable fluctuations for 2010 were principally driven by U.S. dollar positions held at December 31, 2010 affected by the shift in the value of the dollar primarily to the British pound, Mexican peso, and Colombian peso.

        The Venezuelan Bolivar cash held impacted our foreign exchange net loss in 2010 given our change to the U.S. dollar as the functional currency for that entity due to highly inflationary accounting, effective that year, partially offset by a gain realized in June 2010 due to our change from the parallel market rate to the SITME rate for remeasurement purposes. In April 2010, we transferred the majority of the cash from our Venezuelan entity's Bolivar denominated bank account in Venezuela to our Venezuelan entity's U.S. dollar denominated bank account in the U.S. and consequently reduced the exposure going forward. Effective in February 2013, the Venezuelan government eliminated the SITME market and concurrently devalued their currency. We do not anticipate this currency devaluation to have more than a negligible impact on our consolidated financial statements.

        Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the year ended December 31, 2012 would result in an approximate change to revenue of $3.0 million. There have been no material quantitative changes in market risk exposures since December 31, 2011.

Interest Rate Risk

        We are exposed to interest rate risk through borrowings under our June 21, 2012 amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on ILG's leverage ratio. As of December 31, 2012, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. At December 31, 2012, we had at least $260.0 million outstanding for 119 days under our revolving credit facility subsequent to the redemption of our senior notes on September 4, 2012; a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.9 million for the year 2012 pertaining to our amended credit agreement. While we currently do not hedge our interest rate exposure, this risk is somewhat mitigated by variable interest rates earned on our cash balances.

Item 8.    Financial Statements and Supplementary Data

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interval Leisure Group, Inc.

        We have audited the accompanying consolidated balance sheets of Interval Leisure Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interval Leisure Group, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interval Leisure Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Certified Public Accountants

Miami, Florida
February 27, 2013

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue	$473,339	$428,794	$409,440
Cost of sales (exclusive of depreciation and amortization shown separately below)	168,259	141,420	128,304

Gross profit	305,080	287,374	281,136
Selling and marketing expense	53,559	53,504	50,755
General and administrative expense	105,270	94,508	88,980
Amortization expense of intangibles	23,041	27,301	26,387
Depreciation expense	13,429	13,277	10,537

Operating income	109,781	98,784	104,477
Other income (expense):
Interest income	1,792	1,263	448
Interest expense	(25,629)	(35,575)	(35,782)
Other income (expense), net	(2,456)	1,580	(271)
Loss on extinguishment of debt	(18,527)	—	—

Total other expense, net	(44,820)	(32,732)	(35,605)

Earnings before income taxes and noncontrolling interest	64,961	66,052	68,872
Income tax provision	(24,252)	(24,926)	(26,457)

Net income	40,709	41,126	42,415
Net loss (income) attributable to noncontrolling interest	(7)	—	3

Net income attributable to common stockholders	$40,702	$41,126	$42,418

Earnings per share attributable to common stockholders:
Basic	$0.72	$0.72	$0.75
Diluted	$0.71	$0.71	$0.73
Weighted average number of shares of common stock outstanding:
Basic	56,549	56,981	56,898
Diluted	57,248	57,775	57,756
Dividends declared per common share	$0.50	—	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income attributable to common stockholders	$40,702	$41,126	$42,418
Other comprehensive income (loss), net of tax:
Currency translation adjustments	3,285	(2,102)	(1,941)

Total other comprehensive income (loss), net of tax	3,285	(2,102)	(1,941)

Comprehensive income	$43,987	$39,024	$40,477

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$101,162	$195,517
Restricted cash and cash equivalents	7,348	3,488
Accounts receivable, net of allowance of $409 and $302, respectively	31,964	27,117
Deferred income taxes	16,107	18,424
Deferred membership costs	12,349	12,461
Prepaid income taxes	12,973	2,245
Prepaid expenses and other current assets	27,592	26,387

Total current assets	209,495	285,639
Property and equipment, net	53,348	50,639
Goodwill	505,774	488,027
Intangible assets, net	98,678	98,769
Deferred membership costs	11,058	13,331
Deferred income taxes	4,571	5,025
Other non-current assets	23,996	34,892

TOTAL ASSETS	$906,920	$976,322

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$11,086	$11,905
Deferred revenue	93,367	91,214
Interest payable	386	9,749
Accrued compensation and benefits	16,526	15,242
Member deposits	9,463	9,262
Accrued expenses and other current liabilities	44,575	40,638
Current portion of long-term debt	—	—

Total current liabilities	175,403	178,010
Long-term debt	260,000	340,113
Other long-term liabilities	1,493	7,053
Deferred revenue	111,273	119,772
Deferred income taxes	86,259	82,270

Total liabilities	634,428	727,218

Redeemable noncontrolling interest	426	419
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $.01 par value; issued 58,553,265 and 57,712,621 shares, respectively	586	577
Treasury stock—1,697,360 shares at cost	(20,913)	(20,913)
Additional paid-in capital	182,131	173,518
Retained earnings	121,160	109,686
Accumulated other comprehensive loss	(10,898)	(14,183)

Total stockholders' equity	272,066	248,685

TOTAL LIABILITIES AND EQUITY	$906,920	$976,322

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

		Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
	Total Stockholders' Equity					Additional Paid-in Capital	Retained Earnings
		Amount	Shares	Amount	Shares
Balance as of December 31, 2009	$172,827	$565	56,543,016	$—	—	$156,260	$26,142	$(10,140)
Net income attributable to common stockholders	42,418	—	—	—	—	—	42,418	—
Other comprehensive loss	(1,941)	—	—	—	—	—	—	(1,941)
Non-cash compensation expense	10,115	—	—	—	—	10,115	—	—
Issuance of common stock upon exercise of stock options	509	—	59,913	—	—	509	—	—
Release of common stock in escrow upon exercise of IAC warrants	249	—	—	—	—	249	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(3,006)	6	496,686	—	—	(3,012)	—	—
Deferred stock compensation expense	41	—	—	—	—	41	—	—

Balance as of December 31, 2010	$221,212	$571	57,099,615	$—	—	$164,162	$68,560	$(12,081)
Net income attributable to stockholders	41,126	—	—	—	—	—	41,126	—
Other comprehensive loss	(2,102)	—	—	—	—	—	—	(2,102)
Non-cash compensation expense	11,636	—	—	—	—	11,636	—	—
Issuance of common stock upon exercise of stock options	458	—	48,897	—	—	458	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(3,518)	6	564,109	—	—	(3,524)	—	—
Change in excess tax benefits from stock-based awards	830	—	—	—	—	830	—	—
Deferred stock compensation expense	(44)	—	—	—	—	(44)	—	—
Treasury stock purchases	(20,913)	—	—	(20,913)	1,697,360	—	—	—

Balance as of December 31, 2011	$248,685	$577	57,712,621	$(20,913)	1,697,360	$173,518	$109,686	$(14,183)
Net income attributable to stockholders	40,702	—	—	—	—	—	40,702	—
Other comprehensive income	3,285	—	—	—	—	—	—	3,285
Non-cash compensation expense	10,931	—	—	—	—	10,931	—	—
Issuance of common stock upon exercise of stock options	659	—	52,718	—	—	659	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(6,182)	9	787,926	—	—	(6,191)	—	—
Change in excess tax benefits from stock-based awards	2,554	—	—	—	—	2,554	—	—
Deferred stock compensation expense	(202)	—	—	—	—	(202)	—	—
Dividends declared on common stock	(28,366)	—	—	—	—	862	(29,228)	—

Balance as of December 31, 2012	$272,066	$586	58,553,265	$(20,913)	1,697,360	$182,131	$121,160	$(10,898)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$40,709	$41,126	$42,415
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	23,041	27,301	26,387
Amortization of debt issuance costs	1,376	1,806	2,389
Depreciation expense	13,429	13,277	10,537
Accretion of original issue discount	1,840	2,538	2,286
Non-cash compensation expense	10,931	11,636	10,115
Non-cash interest expense	433	464	66
Non-cash interest income	(850)	—	—
Deferred income taxes	6,507	1,015	7,677
Excess tax benefits from stock-based awards	(3,017)	(1,271)	(966)
Gain on disposal of property and equipment	(256)	—	—
Loss on extinguishment of debt	18,527	—	—
Change in fair value of contingent consideration	(544)	1,159	—
Changes in operating assets and liabilities:
Accounts receivable	(2,945)	(2,863)	808
Prepaid expenses and other current assets	(918)	(585)	(2,389)
Prepaid income taxes and income taxes payable	(7,947)	6,836	(3,187)
Accounts payable and other current liabilities	(18,004)	(3,158)	2,443
Payment of contingent consideration	(443)	(625)	—
Deferred revenue	(5,414)	(6,974)	(9,151)
Other, net	3,983	4,225	1,973

Net cash provided by operating activities	80,438	95,907	91,403

Cash flows from investing activities:
Acquisitions, net of cash acquired	(39,963)	—	(12,942)
Changes in restricted cash	—	—	954
Capital expenditures	(15,040)	(13,038)	(16,443)
Investment in financing receivables	(9,480)	(16,536)	—
Payments received on financing receivables	16,989	—	—
Proceeds from disposal of property and equipment	230	—	—
Acquisition of assets	—	(5,600)	—

Net cash used in investing activities	(47,264)	(35,174)	(28,431)

Cash flows from financing activities:
Principal payments on term loan	(56,000)	(20,000)	(40,000)
Redemption of senior notes	(300,000)	—	—
Borrowings on revolving credit facility	290,000	—	—
Payments on revolving credit facility	(30,000)	—	—
Payments of debt issuance costs	(3,912)	—	—
Treasury stock purchases	—	(20,913)	—
Dividend payments	(28,366)	—	—
Payment of contingent consideration	(1,057)	(875)	—
Withholding taxes on vesting of restricted stock units	(6,182)	(3,495)	(2,946)
Proceeds from the exercise of stock options	659	457	509
Proceeds from the exercise of warrants	—	—	249
Excess tax benefits from stock-based awards	3,017	1,271	966

Net cash used in financing activities	(131,841)	(43,555)	(41,222)

Effect of exchange rate changes on cash and cash equivalents	4,312	(2,163)	(1,262)

Net increase (decrease) in cash and cash equivalents	(94,355)	15,015	20,488
Cash and cash equivalents at beginning of period	195,517	180,502	160,014

Cash and cash equivalents at end of period	$101,162	$195,517	$180,502

See Note 13 for supplemental cash flow information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

        On February 28, 2012, we acquired all of the equity of Vacation Resorts International or VRI, the largest non-developer provider of resort and homeowners association management services to the shared ownership industry. VRI was consolidated into our financial statements as of the acquisition date with its assets and results of operations primarily included in our Management and Rental operating segment.

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

Basis of Presentation and Accounting Estimates

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and reflect the financial position and operating results of ILG. ILG's management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

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

DECEMBER 31, 2012

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of ILG, our wholly-owned subsidiaries, and companies in which we have a controlling interest. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Seasonality

        Revenue at ILG is influenced by the seasonal nature of travel. The Membership and Exchange businesses recognize exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. The Management and Rental businesses recognize rental revenue based on occupancy, with the first and third quarters generally generating higher revenue and the second and fourth quarters generally generating lower revenue. The timeshare and homeowners' association management part of this business does not experience significant seasonality.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

        Revenue, net of sales incentives, from membership fees from our Membership and Exchange segment is deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight-line basis. When multiple member benefits and services are provided over the term of the membership, revenue is recognized for each separable deliverable ratably over the membership period, as applicable. Generally, memberships are cancelable and refundable on a pro-rata basis, with the exception of our Platinum tier which is non-refundable. Direct costs of acquiring members (primarily commissions) and certain direct fulfillment costs related to deferred membership revenue are also deferred and amortized on a straight-line basis over the terms of the applicable memberships or benefit period, whichever is shorter. The recognition of previously deferred revenue and expense is based on estimates derived from an aggregation of member-level data. Revenue from exchange and Getaway transactions is recognized when confirmation of the transaction is provided as the earnings process is complete. Reservation servicing revenue is recognized when service is performed or on a straight-line basis over the applicable service period. All taxable revenue transactions are presented on a net-of-tax basis.

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

DECEMBER 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Restricted Cash

        Restricted cash at December 31, 2012 and 2011 primarily includes amounts held in trust and lock box accounts in connection with certain transactions related to the Management and Rental segment's managed properties.

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

DECEMBER 31, 2012

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

        In accordance with ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), we capitalize certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized internal software costs, net of accumulated amortization, totaled $27.8 million and $27.6 million at December 31, 2012 and 2011, respectively, and are included in "Property and equipment, net" in the accompanying consolidated balance sheets.

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

        In accordance with ASC 350, we review the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances, based on either a qualitative assessment or a two-step impairment test. We consider our Membership and Exchange and Management and Rental segments to be individual reporting units which are also individual operating segments of ILG. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date.

        During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions.

Qualitative Assessment

        The qualitative assessment may be elected in any given year pursuant to ASU 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment" ("ASU 2011-08"). ASU 2011-08 amended the testing of goodwill for impairment. Under the revised guidance, entities

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If entities determine, on the basis of qualitative factors, that it is more-likely-than-not (i.e., a likelihood of more than 50 percent) that the fair value of the reporting unit is below the carrying amount, the two-step impairment test would be required. The guidance also provides the option to skip the qualitative assessment in any given year and proceed directly with the two-step impairment test at our discretion.

        Our qualitative assessment is performed for the purpose of assessing whether events or circumstances have occurred in the intervening period between the date of our last two-step impairment test (the "Baseline Valuation") and the date of our current annual impairment test which could adversely affect the comparison of our reporting units' fair value with its carrying amount. Examples of events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount include macro-economic conditions such as deterioration in the entity's operating environment, industry or overall market conditions; reporting unit specific events such as increasing costs, declining financial performance, or loss of key personnel or contracts; or other events such as pending litigation, access to capital in the credit markets or a sustained decrease in ILG's stock price on either an absolute basis or relative to peers. If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, we are then required to perform a two-step impairment test on goodwill.

Two-step Impairment Test

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

Indefinite-Lived Intangible Assets

        Our intangible assets with indefinite lives relate principally to trade names and trademarks. Pursuant to ASC 350, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. Accordingly, we evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life. As of December 31, 2012, there have been no changes to the indefinite life determination pertaining to these intangible assets.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In addition, an intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded. However, subsequent to the issuance of ASU 2012-02 in July 2012, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a "more-likely-than-not" threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset.

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

DECEMBER 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Advertising expense was $16.8 million, $16.3 million and $15.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, of which $4.1 million, $3.9 million and $3.8 million, respectively, pertained to expenses related to our direct-response advertising. As of December 31, 2012 and 2011, we had $3.5 million and $3.8 million, respectively, of capitalized advertising costs recorded in prepaid expenses and other current assets on our consolidated balance sheets.

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

        Pursuant to ASC Topic 740 "Income Taxes" ("ASC 740"), ILG recognizes liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Transaction gains and losses arising from transactions and/or assets and liabilities denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of income. For the year ended December 31, 2012, operating foreign currency exchange attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency, primarily related to Euro denominated value added tax liabilities, resulted in a net loss of $0.1 million and a net gain of $0.2 million for the year ended December 31, 2010, which is included in general and administrative expenses, and the amount is inconsequential for 2011. Non-operating foreign exchange included net losses of $2.2 million and $0.3 million for the years ended December 31, 2012 and 2010, respectively, and a net gain of $1.8 million for the year ended December 31, 2011, included in "Other income (expense)" in the accompanying consolidated statements of income.

Stock-Based Compensation

        Stock-based compensation is accounted for under ASC Topic 718, "Compensation- Stock Compensation" ("ASC 718"). Compensation cost for stock awards is measured at fair value on date of grant and recognized over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units ("RSUs") is determined based on the number of shares granted and the quoted price of our common stock on that date, except for RSUs subject to relative total shareholder return performance criteria, which the fair value is based on a Monte Carlo simulation analysis as further discussed in Note 9. We grant awards subject to graded vesting (i.e., portions of the award vest at different times during the vesting period) or to cliff vesting (i.e., all awards vest at the end of the vesting period). Certain RSUs, in addition, are subject to attaining specific performance criteria. For RSUs to be settled in stock, the accounting charge is measured at the grant date fair value and expensed as non-cash compensation over the vesting term using the straight-line basis for service-only awards and the accelerated basis for performance-based awards with graded vesting. For certain cliff vesting awards with performance criteria, we also use anticipated future results in determining the fair value of the award. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. The amount of stock-based compensation expense recognized in the consolidated statements of income is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock as compensation expense.

        Stock-based compensation is recorded within the same line item in our consolidated statements of income as the employee-related compensation of the award recipient, as disclosed in tabular format in Note 9.

        Management must make certain estimates and assumptions regarding stock awards that will ultimately vest, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date. Tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statements of income are reported as a component of financing cash flows. For the years ended December 31, 2012, 2011 and 2010, gross excess tax benefits from stock-based compensation reported as a component of financing cash flows were $3.0 million, $1.3 million and $1.0 million, respectively.

Noncontrolling Interest

        Noncontrolling interest in 2012, 2011 and 2010 represents a noncontrolling ownership in Aston. In connection with the acquisition of Aston by ILG in May 2007, a member of senior management of this business purchased an ownership interest at the same per share price as ILG, a portion of which accrues preferred dividends at a rate of 10% per annum, and was granted an additional interest vesting over four and a half years. ILG is party to a fair value put and call arrangement with respect to this individual's holdings. This put and call arrangement allows this member of management to require ILG to purchase their interest or allows ILG to acquire such interest at fair value. This put and call arrangement becomes exercisable by ILG and the counter-party, respectively, at a date no earlier than 2013. Upon such exercise of the put or call, the consideration payable can be denominated in ILG shares, cash or a combination thereof at ILG's option. This put arrangement is exercisable by the counter-party outside the control of ILG and is accounted for in accordance with the ASC Topic 480, "Distinguishing Liabilities from Equity" ("ASC 480").

        Pursuant to this guidance, once redeemable in 2013, we are required to adjust the carrying value of this noncontrolling interest to its maximum redemption amount at each balance sheet date with a corresponding adjustment to retained earnings. Furthermore, if the noncontrolling interest is not currently redeemable yet probable of becoming redeemable, we are required to either (1) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the security will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, usually the interest method, or (2) recognize changes in the redemption value (for example, fair value) immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. As of December 31, 2012, it is probable that this noncontrolling interest will become redeemable as such is only contingent on the passage of time. However, no adjustment to the redemption value has been required during any of the years presented.

        The balance of redeemable noncontrolling interest as of December 31, 2012 and 2011 was $0.4 million. Changes during the years then ended are as follows (in thousands):

	December 31,
	2012	2011
Balance, beginning of period	$419	$419
Net income attributable to noncontrolling interest	7	—

Balance, end of period	$426	$419

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of RSUs using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 0.9 million stock options and 0.1 million RSUs for the year ended December 31, 2012, 1.0 million stock options and 0.3 million RSUs for the year ended December 31, 2011, and 1.3 million stock options and 0.1 million RSUs for the year ended December 31, 2010, as the effect of their inclusion would have been antidilutive to earnings per share.

        In connection with the spin-off, stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. As of December 31, 2012 and 2011, 0.9 million and 1.1 million, respectively, of stock options remained outstanding.

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Basic weighted average shares of common stock outstanding	56,549	56,981	56,898
Net effect of common stock equivalents assumed to be vested related to RSUs	685	772	806
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	14	22	52

Diluted weighted average shares of common stock outstanding	57,248	57,775	57,756

Certain Risks and Concentrations

        A substantial percentage of the vacation ownership resorts in the Interval Network are located in Florida, Hawaii, Las Vegas, Mexico and Southern California and a majority of the vacation properties for which the Management and Rental segment provides hotel, resort and homeowners association management and vacation rental services are located in Hawaii. Approximately $127.0 million, $122.6 million and $111.0 million of 2012, 2011 and 2010 revenue, respectively, which excludes the Management and Rental segment pass-through revenue, was generated from travel to properties located in all of these locations as well as hotel, resort and homeowners association management services performed in these locations. ILG also depends on relationships with developers and vacation

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

property owners, as well as third party service providers for processing certain fulfillment services. We do not consider our overall business to be dependent on any one of these resort developers, provided, that the loss of a few large developers (particularly those from which Interval receives membership renewal fees directly) could materially impact our business. The loss of one or more of our largest management agreements could materially impact our Management and Rental business. We are currently negotiating renewals with several large developers with corporate members, the loss of which could materially impact our business, financial condition and results of operations.

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

Recent Accounting Pronouncements

        With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2012 that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

        In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASU 2013-02). ASU 2013-02 adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI), including (1) disaggregating and separately presenting changes in AOCI balances by component and (2) presenting significant items reclassified out of AOCI either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. It does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2012 (and interim periods within those years), and shall be applied prospectively. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

        In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" (ASU 2013-01). ASU 2013-01 clarifies the offsetting disclosure requirements in ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with ASC 815, "Derivatives and Hedging," including bifurcated embedded derivatives. The ASU is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. Retrospective application is required

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

for all comparative periods presented. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

        In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements" ("ASU 2012-04"). ASU 2012-04 makes certain technical corrections, clarifications and conforming fair value amendments to the FASB Accounting Standard Codification (the "Codification") that affects various Codification topics. The amendments in this ASU are effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

        In December 2011, the FASB issued ASU 2011-11 that creates new disclosure requirements about the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The ASU is designed to make financial statements that are prepared under GAAP more comparable to those prepared under International Financial Reporting Standards ("IFRS"). The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

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

        In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a "more likely than not" threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset. The ASU does not revise the requirement

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

to test indefinite-lived intangible assets annually for impairment and does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We adopted this guidance as of October 1, 2012—the date of our 2012 annual impairment test. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

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

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        Pursuant to FASB guidance as codified within ASC 350, goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. ILG determined our Membership and Exchange and Management and Rental operating segments are individual reporting units which are also individual reportable segments of ILG pursuant to ASC 280, Segment Reporting ("ASC 280"). ILG tests goodwill and other indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment based on either a qualitative assessment or a two-step impairment test, as more fully described in Note 2 of these consolidated financial statements. When performing the two-step impairment test, if the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded.

2012 Annual Goodwill Impairment Test

        As of October 1, 2012, we reviewed the carrying value of goodwill and other intangible assets of each of our two reporting units. Goodwill assigned to the Membership and Exchange and Management and Rental reporting units as of that date was $483.5 million and $22.3 million, respectively. We performed a qualitative assessment on both our reporting units and concluded that it was more-likely-than-not that the fair value exceeded its carrying value and, therefore, a two-step impairment test was not necessary. As of December 31, 2012, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on October 1, 2012.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

2011 Annual Goodwill Impairment Test

        As of October 1, 2011, we reviewed the carrying value of goodwill and other intangible assets of each of our two reporting units using the two-step impairment test approach. Goodwill assigned to the Membership and Exchange and Management and Rental reporting units as of that date was $480.6 million and $7.4 million, respectively. We performed the first step of the impairment test on both our reporting units and concluded that each reporting unit's fair value exceeded its carrying value and, therefore, the second step of the impairment test was not necessary. As of December 31, 2011, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on October 1, 2011.

        The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill, for the years ended December 31, 2012 and 2011 (in thousands):

	Balance as of January 1, 2012	Additions	Deductions	Goodwill Impairment	Balance as of December 31, 2012
Membership and Exchange	$480,597	$2,865	$—	$—	$483,462
Management and Rental	7,430	14,882	—	—	22,312

Total	$488,027	$17,747	$—	$—	$505,774

	Balance as of January 1, 2011	Additions	Deductions	Goodwill Impairment	Balance as of December 31, 2011
Membership and Exchange	$480,597	$—	$—	$—	$480,597
Management and Rental	7,430	—	—	—	7,430

Total	$488,027	$—	$—	$—	$488,027

        On February 28, 2012, we acquired all of the equity in VRI resulting in goodwill of $17.7 million and identifiable intangible assets of $23.0 million, of which $3.3 million were indefinite-lived intangible assets. The $17.7 million change in goodwill during the year ended December 31, 2012 related to the goodwill acquired in connection with the acquisition of VRI. Goodwill is assigned to reporting units of ILG that are expected to benefit from the synergies of the combination. The amount of goodwill assigned to a reporting unit is determined in a manner similar to how the amount of goodwill recognized in a business combination is determined, while using a reasonable methodology applied in a consistent manner. Based on the expected benefits from the synergies of this business combination, we have assigned $14.9 million and $2.9 million of goodwill to our Management and Rental and Membership and Exchange reporting units, respectively.

        Accumulated goodwill impairment losses as of January 1, 2011 were $34.3 million for our Management and Rental segment. There were no impairments of goodwill for our Management and Rental segment during fiscal year 2012 and 2011, and there have been no impairments of goodwill for our Membership and Exchange segment.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

        As of October 1, 2011, we performed the required annual impairment test with respect to intangible assets with indefinite lives, which was comprised of calculating the fair value of these intangible assets and comparing such against their carrying amount. At the conclusion of that impairment test, we determined no impairment was required. As of October 1, 2012, we early adopted the provisions of ASU 2012-02 and performed a qualitative assessment on our indefinite-lived intangible assets based on an analysis covering events or changes in circumstances that have transpired since the date of our last full impairment test on October 1, 2011. Based on this qualitative assessment, we concluded that the likelihood of our indefinite-lived intangible assets being impaired was below the more-likely-than-not threshold stipulated in ASU 2012-02 and, therefore, calculating the fair value of these intangible assets was not warranted as of October 1, 2012.

        The balance of intangible assets, net is as follows (in thousands):

	December 31,
	2012	2011
Intangible assets with indefinite lives	$40,916	$37,616
Intangible assets with definite lives, net	57,762	61,153

Total intangible assets, net	$98,678	$98,769

        The $3.3 million change in our indefinite-lived intangible assets during the year ended December 31, 2012 relates to the trade name and trademarks acquired in connection with the acquisition of VRI on February 28, 2012.

        At December 31, 2012, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Life (Years)
Customer relationships	$129,500	$(129,500)	$—	0.0
Purchase agreements	75,879	(74,491)	1,388	2.9
Resort management contracts	72,666	(21,225)	51,441	9.5
Technology	25,076	(24,988)	88	0.4
Other	17,826	(12,981)	4,845	4.6

Total	$320,947	$(263,185)	$57,762

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

        In accordance with our policy on the recoverability of long-lived assets, as further described in Note 2 of these consolidated financial statements, we review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (asset group) may be impaired. The last recoverability test performed was as of March 31, 2010 on an asset group within our Management and Rental reporting unit as a consequence of that reporting unit failing step-one of the two-step process for testing goodwill for impairment. The resulting recoverability test concluded the asset group was not considered to be impaired. From that date through December 31, 2012, we have not identified any events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test has not been warranted.

        Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $23.0 million, $27.3 million and $26.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. Based on the December 31, 2012 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2013	$7,755
2014	7,542
2015	7,433
2016	6,229
2017	5,972
2018 and thereafter	22,831

$57,762

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	December 31,
	2012	2011
Computer equipment	$18,269	$19,579
Capitalized software	78,036	73,386
Land, buildings and leasehold improvements	23,781	22,468
Furniture and other equipment	12,419	11,656
Projects in progress	6,372	3,196

	138,877	130,285
Less: accumulated depreciation and amortization	(85,529)	(79,646)

Total property and equipment, net	$53,348	$50,639

NOTE 5—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	December 31,
	2012	2011
9.5% Interval Senior Notes, net of unamortized discount of $15,887 at December 31, 2011	$—	$284,113
Term loan (interest rate of 2.80% at December 31, 2011)	—	56,000
Revolving credit facility (interest rate of 1.97% at December 31, 2012)	260,000	—

Total long-term debt	$260,000	$340,113

9.5% Interval Senior Notes

        In connection with the spin-off of ILG from IAC, on July 17, 2008, Interval Acquisition Corp., a subsidiary of ILG, ("Issuer" or "Borrower") agreed to issue $300.0 million of aggregate principal amount of 9.5% Senior Notes due 2016 ("Interval Senior Notes") to IAC, and IAC agreed to exchange such Interval Senior Notes for certain of IAC's 7% senior unsecured notes due 2013 pursuant to a notes exchange and consent agreement. The issuance occurred on August 19, 2008 with original issue discount of $23.5 million, based on the difference between the interest rate on the notes and the effective interest rate that would have been payable on the notes if issued in a market transaction based on market conditions existing on July 17, 2008, the date of pricing, estimated to be 11%. The exchange occurred on August 20, 2008.

        The Interval Senior Notes were redeemed on September 4, 2012, at 100% of the principal amount plus accrued and unpaid interest to the redemption date, at which time the Interval Senior Notes were no longer deemed to be outstanding and our obligations under the indenture, as previously supplemented, terminated.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 5—LONG-TERM DEBT (Continued)

Credit Facility

        On June 21, 2012, the Issuer entered into an amended and restated credit agreement (the "Amended Credit Agreement") which, among other things (1) provides for a $500 million revolving credit facility in place of the existing senior secured credit facility, which consisted of a $50 million revolving facility and term loan facility with an original principal amount of $150 million, (2) extends the maturity of the credit facility to June 21, 2017, (3) provides for an interest rate on borrowings, commitment fees and letter of credit fees based on the Borrower's and its subsidiaries' consolidated leverage ratio, and (4) may be increased to up to $700 million, subject to certain conditions. As of December 31, 2012, there was $260.0 million outstanding on the revolving credit facility. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the Amended Credit Agreement is based on (at the Borrower's election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on the Borrower's leverage ratio. As of December 31, 2012, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The revolving credit facility has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% based on the Borrower's leverage ratio and as of December 31, 2012 the commitment fee was 0.275%.

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

Restrictions and Covenants

        The Amended Credit Agreement has various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person.

        The Amended Credit Agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Amended Credit Agreement, of 3.50 through December 31, 2013 and 3.25 thereafter. Additionally, we are required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement, of 3.0. As of December 31, 2012, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 1.51 and 6.97, respectively.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 5—LONG-TERM DEBT (Continued)

        Interest expense for the years ended December 31, 2012, 2011, and 2010 was $25.6 million, $35.6 million, and $35.8 million, respectively, net of capitalized interest of $0.1 million, $0.1 million, and $1.1 million, respectively, relating to internally capitalized software.

Extinguishment of Debt

        During the second quarter of 2012, we extinguished the outstanding balance of $51.0 million on our term loan, utilizing cash on-hand as of that date. In addition, we recognized a non-cash, pre-tax loss of $0.6 million on the early extinguishment of this debt pertaining to the write-off of related unamortized debt issuance costs. Subsequently, the Interval Senior Notes were redeemed on September 4, 2012 at 100% of the principal amount plus accrued and unpaid interest to the redemption date, amounting to $314.5 million, at which time the Interval Senior Notes were no longer deemed to be outstanding and our obligations under the indenture, as previously supplemented, terminated. The extinguishment of the Interval Senior Notes resulted in a non-cash, pre-tax loss on extinguishment of debt of $17.9 million during the third quarter of 2012 principally pertaining to the acceleration of the original issue discount and the write-off of the related unamortized deferred debt issuance costs. These losses are presented in a separate line item, "Loss on extinguishment of debt," within "Other income (expense)" in our consolidated statements of income for the year ended December 31, 2012.

Debt Issuance Costs

        In connection with entering into the Amended Credit Agreement, we incurred $3.9 million of lender and third-party debt issuance costs and wrote-off the remaining unamortized balance of $0.6 million relating to the original revolving credit and term loan facilities. In connection with the redemption of the Interval Senior Notes, we wrote-off $3.9 million of unamortized debt issuance costs. The amounts written-off are included in "Loss on extinguishment of debt," as discussed above. At December 31, 2012 and 2011, total unamortized debt issuance costs on outstanding debt were $3.5 million, net of $0.4 million of accumulated amortization, and $5.5 million, net of $8.0 million of accumulated amortization, respectively, which were included in "Other non-current assets" in our consolidated balance sheets. Debt issuance costs are amortized to "Interest expense" using the effective interest method through maturity and date of extinguishment for our Interval Senior Notes and term loan, respectively, and on a straight-line basis for our revolving credit facility.

NOTE 6—FAIR VALUE MEASUREMENTS

        In accordance with ASC Topic 820, "Fair Value Measurement," ("ASC 820") the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

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

        Level 1—Observable inputs that reflect quoted prices in active markets

        Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable

        Level 3—Unobservable inputs in which little or no market data exists, therefore requiring the company to develop its own assumptions

        As part of the acquisition of TPI in November 2010, we are obligated to pay contingent consideration in an amount ranging from zero up to a total of $5.0 million to TPI's former owners during the three year period subsequent to the acquisition should TPI meet certain earnings targets. In our determination of the fair value of this contingent consideration, we utilize a probability-weighted income approach, which includes certain significant inputs not observable in the market, such as a discount rate of 18.5% as well as actual and estimated probability-weighted cash flows pertaining to the periods subject to the contingent consideration. We believe these inputs represent Level 3 measurements within the fair value hierarchy.

        As of December 31, 2012, the fair value of the remaining contingent consideration was $1.2 million, a decrease of $1.6 million from December 31, 2011, of which $1.5 million is due to a payment made to TPI's former owners following the second year anniversary of the acquisition and $0.5 million is due to revisions to the estimated earnings used in our calculation of the fair value of the contingent consideration, partly offset by $0.4 million due to the accretion of interest. The revision to estimated earnings and the accretion of interest have been reflected in "General and administrative expense" and "Interest expense", respectively, in our consolidated statements of income. The total contingent consideration of $1.2 million is included in "Accrued expenses and other current liabilities" in our consolidated balance sheet as of December 31, 2012.

        As a measure of sensitivity, a change of 10% to all of the aforementioned Level 3 inputs would have resulted in a change between $1.0 million (unfavorable) or $0.4 million (favorable), as of December 31, 2012, to the estimated contingent consideration liability pertaining to this acquisition. There have been no transfers of inputs used in measuring fair value between the three-tier fair value hierarchy since December 31, 2011.

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

DECEMBER 31, 2012

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

instruments during the year. Our financial instruments include guarantees, letters of credit and surety bonds.

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$101,162	$101,162	$195,517	$195,517
Restricted cash and cash equivalents	7,348	7,348	3,488	3,488
Financing receivables	9,876	9,876	16,536	16,536
Total debt	(260,000)	(260,000)	(340,113)	(372,875)
Guarantees, surety bonds and letters of credit	N/A	(36,747)	N/A	(31,585)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have original maturities of three months or less. Under the fair value hierarchy established in ASC 820, cash and cash equivalents and restricted cash and cash equivalents are stated at fair value based on quoted prices in active markets for identical assets (Level 1). The financing receivables are presented in our consolidated balance sheets within "Other non-current assets" and pertain to three senior secured real estate related loans issued to third parties in 2011 and 2012 with original maturity dates between 2013 and 2015. During the third quarter 2012, two of these loans were repaid in full at 100% of the original principal amount plus accrued interest. The carrying value of these financing receivables approximates fair value through inputs inherent to the originating value of these loans, such as interest rates and ongoing credit risk accounted for through non-recurring adjustments for estimated credit losses as necessary (Level 2). Stated interest rates on these loans are comparable to market rate. Interest is recognized within our "Interest Income" line item in our consolidated statements of income for the years ended December 31, 2012 and 2011.

        Borrowings under our Interval Senior Notes and term loan were carried at historical cost and adjusted for amortization of the discount on our Interval Senior Notes and principal payments. The fair value of our Interval Senior Notes was estimated at December 31, 2011 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our Interval Senior Notes (Level 2). In September 2012, we redeemed all of the Interval Senior Notes. The carrying value of our term loan approximated fair value as of December 31, 2011 through inputs inherent to the loan such as variable interest rates and credit risk (Level 2). In June 2012, we extinguished the remaining balance on our term loan. The carrying value of the outstanding balance under our $500 million revolving credit facility approximates fair value as of December 31, 2012 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 7—STOCKHOLDERS' EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At December 31, 2012, there were 58.6 million shares of ILG common stock issued, of which 56.9 million are outstanding with 1.7 million shares held as treasury stock. At December 31, 2011, there were 57.7 million shares of ILG common stock issued, of which 56.0 million were outstanding with 1.7 million shares held as treasury stock.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of December 31, 2012 and 2011. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

Dividends

        In March 2012, May 2012, August 2012 and November 2012 our Board of Directors declared a quarterly dividend of $0.10 per share for shareholders of record on April 2, 2012, June 12, 2012, September 6, 2012 and December 4, 2012, respectively. On each of April 18, 2012, June 26, 2012, September 20, 2012 and December 18, 2012, a cash dividend of $5.7 million was paid.

        In December 2012, our Board of Directors declared a $0.10 per share dividend for shareholders of record on December 17, 2012, accelerating the first quarter 2013 expected dividend. On December 27, 2012, a cash dividend of $5.7 million was paid. For the year ended December 31, 2012, we paid $28.4 million in cash dividends. No dividends were paid in 2011.

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

DECEMBER 31, 2012

NOTE 7—STOCKHOLDERS' EQUITY (Continued)

conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

        During 2011, we repurchased 1.7 million shares of common stock at a cost, including commissions, of $20.9 million under this repurchase program. There were no repurchases of common stock during the year ended December 31, 2012. As of December 31, 2012, the remaining availability for future repurchases of our common stock was $4.1 million.

NOTE 8—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to IRS restrictions. On March 1, 2011, we reinstated the matching contributions under the 401(k) plan for certain businesses, all of which had been suspended since March 1, 2009. Matching contributions for the ILG plan were approximately $1.4 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively. There were no matching contributions for the ILG plan for the year ended December 31, 2010. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        During the three years ended December 31, 2012, 2011 and 2010, we also had or participated in various benefit plans, principally defined contribution plans, for non-U.S. employees. Our contributions for these plans were approximately $0.3 for 2012 and $0.2 million in each of 2011 and 2010.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 35,955 share units were outstanding at December 31, 2012. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

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

DECEMBER 31, 2012

NOTE 9—STOCK-BASED COMPENSATION (Continued)

service-based vesting, where a specific period of continued employment must pass before an award vests. We grant awards subject to graded vesting (i.e. portions of the award vest at different times during the vesting period) or to cliff vesting (i.e. all awards vest at the end of the vesting period). Certain RSUs, in addition, are subject to attaining specific performance criteria.

        ILG recognizes non-cash compensation expense for all RSUs held by ILG's employees For RSUs to be settled in stock, the accounting charge is measured at the grant date as the fair value of ILG common stock and expensed as non-cash compensation over the vesting term using the straight-line basis for service awards and the accelerated basis for performance-based awards with graded vesting. For certain cliff vesting awards with performance criteria, we also use anticipated future results of operations or the achievement of certain market conditions in determining the fair value of the award. This value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock as compensation expense. The expense related to awards to international employees settled in cash totaled $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        RSUs are not issued or outstanding until vested. In relation to our quarterly dividend, unvested RSUs are credited with dividend equivalents, in the form of additional RSUs, when dividends are paid on our shares of common stock. Such additional RSUs are forfeitable and will have the same vesting dates and will vest under the same terms as the RSUs in respect of which such additional RSUs are credited. Given such dividend equivalents are forfeitable, we do not consider them to be participating securities for purposes of using the two-class method of determining earnings per share.

        In connection with the spin-off, all of IAC's existing RSUs were modified, either accelerated and vested, or converted to ILG RSUs under the 2008 Incentive Plan (defined below), based on a conversion factor, following the spin-off. The modification of RSUs not subject to accelerated vesting resulted in an additional non-recurring non-cash compensation expense related to a step-up in basis modification of $1.3 million, of which $0.1 million, $0.2 million and $0.3 million was recognized during the years ended December 31, 2012, 2011 and 2010, respectively, and a minimal remaining balance will be recognized in 2013.

        In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares of common stock were issued. At the time of the spin-off, an additional 5.0 million shares of common stock were reserved for issuance under the 2008 Incentive Plan. As of December 31, 2012, ILG has 1.6 million remaining shares available for future issuance under this plan.

        On August 20, 2008, in connection with the spin-off, certain ILG executive officers were awarded a total of 867,563 RSUs under the 2008 Incentive Plan. The aggregate estimated value of the awards was amortized to expense on a straight-line basis over the applicable vesting period of the awards, vesting fully during the third quarter of 2012.

        On March 24, 2009, the Compensation Committee granted 1.2 million RSUs, vesting over three to four years, to certain officers and employees of ILG and its subsidiaries. Of these RSUs, 183,391 were

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 9—STOCK-BASED COMPENSATION (Continued)

subject to 2009 performance criteria that could result between 0% and 200% of these awards being earned based on defined EBITDA targets and vested in 2012. These performance RSUs were earned at 117.9% of target.

        On March 6, 2012, March 2, 2011 and March 2, 2010, the Compensation Committee granted approximately 586,000, 378,000 and 460,000 RSUs, respectively, vesting over three to four years, to certain officers and employees of ILG and its subsidiaries. Of the RSUs granted in 2012, approximately 130,000 cliff vest in three years and approximately 73,000 of these RSUs are subject to performance criteria that could result between 0% and 200% of these awards being earned based on defined EBITDA or relative total shareholder return targets over the respective performance period. Of the RSUs granted in 2011 and 2010, approximately 50,000 and 64,000, respectively, cliff vest in three years and are subject to performance criteria that could result between 0% and 200% of these awards being earned based on defined EBITDA targets. The March 2, 2010 performance RSUs were earned at 103.9% of target.

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

        Non-cash compensation expense related to RSUs for the years ended December 31, 2012, 2011 and 2010 was $10.9 million, $11.6 million and $10.1 million, respectively. At December 31, 2012, there was approximately $10.9 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 1.6 years.

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

DECEMBER 31, 2012

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of sales	$639	$537	$448
Selling and marketing expense	1,034	843	627
General and administrative expense	9,258	10,256	9,040

Non-cash stock based compensation expense before income taxes	10,931	11,636	10,115
Income tax benefit	(4,222)	(4,477)	(3,660)

Non-cash stock based compensation expense after income taxes	$6,709	$7,159	$6,455

        Non-cash compensation related to the period before the spin-off was recorded in receivables from IAC and subsidiaries, which were extinguished at the time of the spin-off.

        The following table summarizes RSU activity during the years ended December 31, 2010, 2011 and 2012:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1, 2010	2,643	$12.46
Granted	615	13.72
Vested	(733)	15.38
Forfeited	(15)	20.50

Non-vested RSUs at December 31, 2010	2,510	$12.04
Granted	431	16.22
Vested	(819)	13.69
Forfeited	(24)	14.50

Non-vested RSUs at December 31, 2011	2,098	$12.22
Granted	679	13.72
Vested	(1,156)	11.49
Forfeited	(52)	13.72

Non-vested RSUs at December 31, 2012	1,569	$13.29

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

DECEMBER 31, 2012

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

NOTE 10—INCOME TAXES

        U.S. and foreign earnings from continuing operations before income taxes and noncontrolling interest are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S.	$55,464	$52,237	$58,421
Foreign	9,497	13,815	10,451

Total	$64,961	$66,052	$68,872

        The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current income tax provision
Federal	$12,016	$16,685	$12,807
State	2,931	3,705	2,779
Foreign	2,798	3,962	3,194

Current income tax provision	17,745	24,352	18,780

Deferred income tax provision (benefit)
Federal	3,972	(76)	5,881
State	1,901	(56)	1,290
Foreign	634	706	506

Deferred income tax provision	6,507	574	7,677

Income tax provision	$24,252	$24,926	$26,457

        ILG records a deferred tax asset, or future tax benefit, based on the amount of non-cash compensation expense recognized in the financial statements for stock-based awards. For income tax purposes, ILG receives a tax deduction equal to the stock price on the vesting date of the stock-based awards. Upon vesting of these awards, the deferred tax assets are reversed, and the difference between

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 10—INCOME TAXES (Continued)

the deferred tax asset and the realized income tax benefit creates an excess tax benefit or deficiency that increases or decreases the additional paid-in-capital pool ("APIC Pool"). If the amount of future tax deficiencies is greater than the available APIC pool, ILG will record the deficiencies in excess of the APIC pool as income tax expense in its consolidated statements of operations. During 2012, net excess tax benefits of approximately $2.6 million associated with stock-based awards were recorded as amounts credited to APIC. During 2011, net excess tax benefits of approximately $0.8 million associated with stock-based awards were recorded as amounts credited to APIC. During 2010 there was no APIC pool available to offset the net tax deficiencies that were realized during the period, and as such, the net tax deficiencies were recorded as income tax expense in the consolidated statements of operations.

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2012	2011
Deferred tax assets:
Deferred revenue	$45,571	$47,213
Provision for accrued expenses	2,829	4,696
Non-cash compensation	4,373	5,086
Net operating loss and tax credit carryforwards	687	697
Other	536	586

Total deferred tax assets	53,996	58,278
Less valuation allowance	(681)	(682)

Net deferred tax assets	53,315	57,596

Deferred tax liabilities:
Intangible and other assets	(99,631)	(96,568)
Deferred membership costs	(8,856)	(9,765)
Property and equipment	(8,931)	(9,728)
Other	(1,478)	(356)

Total deferred tax liabilities	(118,896)	(116,417)

Net deferred tax liability	$(65,581)	$(58,821)

        At December 31, 2012 and 2011, ILG had foreign NOLs of approximately $2.1 million available to offset future income, virtually all of which can be carried forward indefinitely.

        A valuation allowance for deferred tax assets is provided when it is more likely than not that certain deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the history of taxable income in recent years, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies to make

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 10—INCOME TAXES (Continued)

this assessment. During 2012, ILG's valuation allowance did not significantly change. At December 31, 2012, ILG had a valuation allowance of approximately $0.7 million related to virtually all of the foreign NOL carryforwards for which, more likely than not, the tax benefit will not be realized.

        A reconciliation of total income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes and noncontrolling interest is shown as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax provision at the federal statutory rate of 35%	$22,736	$23,119	$24,105
State income taxes, net of effect of federal tax benefit	3,141	2,372	2,645
Foreign income taxed at a different statutory tax rate	(745)	(971)	(616)
U.S. tax consequences of foreign operations	(291)	—	(65)
Non-deductible non-cash compensation expense	—	41	454
Other, net	(589)	365	(66)

Income tax provision	$24,252	$24,926	$26,457

        In accordance with ASC 740, no federal and state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $52.0 million at December 31, 2012. If, in the future, these earnings are repatriated to the U.S., or if ILG determines such earnings will be repatriated to the U.S. in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

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

	(In thousands)
	2012	2011	2010
Balance at beginning of year	$870	$959	$91
Additions based on tax positions related to the current year	—	—	226
Additions for tax positions of prior years	37	36	705
Reductions for tax positions of prior years	—	—	(33)
Settlements	(97)	—	(30)
Expiration of applicable statute of limitations	(148)	(125)	—

Balance at end of year	$662	$870	$959

        As of December 31, 2012, 2011 and 2010, ILG had unrecognized tax benefits of $0.7 million, $0.9 million, and $1.0 million, respectively, which if recognized, would favorably affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2012, 2011 and 2010

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 10—INCOME TAXES (Continued)

are $0.4 million, $0.6 million and $0.7 million, respectively, of unrecognized tax benefits related to the acquisition of TPI. In connection with our acquisition of TPI, the former shareholders have agreed to indemnify us for all tax liabilities and related interest and penalties for the pre-acquisition period. The net decrease of $0.2 million in 2012 in unrecognized tax benefits is due principally to both a decrease in foreign taxes as a result of the expiration of the statute of limitations and settlements with taxing authorities related primarily to certain tax credits, partly offset by other income tax items. The net decrease of $0.1 million in 2011 in unrecognized tax benefits is due principally to the decrease in foreign taxes as a result of the expiration of the statute of limitations. The net increase of $0.9 million in 2010 in unrecognized tax benefits is due principally to the increase of $0.7 million in foreign taxes as a result of ILG's acquisition of TPI and an increase of $0.2 million related to other income tax items.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest during 2012. During 2012, interest and penalties decreased by approximately $0.2 million as a result of the expiration of the statute of limitations related to foreign taxes. During 2011, interest and penalties decreased by approximately $0.1 million as a result of the expiration of the statute of limitations related to foreign taxes. During 2010, $0.7 million in interest and penalties was accrued primarily related to foreign taxes as a result of the acquisition of TPI. At December 31, 2012, 2011 and 2010, ILG has accrued $0.6 million, $0.8 million, and $0.9 million, respectively, for the payment of interest and, if applicable, penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.2 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to foreign taxes. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

        ILG has routinely been under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under the Tax Sharing Agreement, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period.

        The IRS has substantially completed its review of IAC's consolidated tax returns for the years ended December 31, 2001 through 2009, which includes our operations from September 24, 2002, our date of acquisition by IAC, until the spin-off in August 2008. The settlement has not yet been submitted to the Joint Committee of Taxation for approval. The statute of limitations for the years 2001 through 2009 has been extended to December 31, 2013, and is expected to be extended further. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005. During the fourth quarter of 2012, the IRS also completed its examination of ILG's Federal consolidated tax return for the short period following the spin-off and ended December 31, 2008. Additionally during 2012, the State of Florida completed its examination of ILG's consolidated state tax return for the short period following the spin-off and ended December 31, 2008 as well as for the tax year ended December 31, 2009.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

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

        Information on reportable segments and reconciliation to consolidated operating income are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Membership and Exchange
Revenue	$357,732	$349,427	$345,228
Cost of sales	87,868	81,812	77,741

Gross profit	269,864	267,615	267,487
Selling and marketing expense	49,835	49,927	47,693
General and administrative expense	87,343	85,106	83,387
Amortization expense	16,147	21,689	21,083
Depreciation expense	12,294	12,331	9,690

Segment operating income	$104,245	$98,562	$105,634

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 11—SEGMENT INFORMATION (Continued)

	Year Ended December 31,
	2012	2011	2010
Management and Rental
Management fee revenue	$54,946	$32,441	$22,694
Pass-through revenue	60,661	46,926	41,518

Total revenue	115,607	79,367	64,212
Cost of sales	80,391	59,608	50,563

Gross profit	35,216	19,759	13,649
Selling and marketing expense	3,724	3,577	3,062
General and administrative expense	17,927	9,402	5,593
Amortization expense	6,894	5,612	5,304
Depreciation expense	1,135	946	847

Segment operating income (loss)	$5,536	$222	$(1,157)

	Year Ended December 31,
	2012	2011	2010
Consolidated
Revenue	$473,339	$428,794	$409,440
Cost of sales	168,259	141,420	128,304

Gross profit	305,080	287,374	281,136
Direct segment operating expenses	195,299	188,590	176,659

Operating income	$109,781	$98,784	$104,477

        Selected financial information by reporting segment is presented below (in thousands):

	December 31,
	2012	2011
Total assets:
Membership and Exchange	$789,451	$898,038
Management and Rental	117,469	78,284

Total	$906,920	$976,322

	Year Ended December 31,
	2012	2011	2010
Capital expenditures:
Membership and Exchange	$13,317	$12,646	$16,026
Management and Rental	1,723	392	417

Total	$15,040	$13,038	$16,443

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 11—SEGMENT INFORMATION (Continued)

        We maintain operations in the United States, the United Kingdom and other international locations. Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue:
United States	$406,130	$364,058	$346,289
All other countries	67,209	64,736	63,151

Total	$473,339	$428,794	$409,440

	December 31,
	2012	2011
Long-lived assets (excluding goodwill and intangible assets):
United States	$51,059	$48,375
All other countries	2,289	2,264

Total	$53,348	$50,639

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2013	$11,928
2014	9,881
2015	7,664
2016	6,800
2017	5,188
Thereafter through 2021	14,505

Total	$55,966

        Expense charged to operations under these agreements was $10.8 million, $9.6 million and $9.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

        Included in other liabilities, both current and long-term, as presented in our consolidated balance sheet as of December 31, 2012, are certain unconditional recorded contractual obligations. These obligations and the future periods in which such obligations are expected to settle in cash are as follows (in thousands):

Years Ending December 31,
2013	$3,857
2014	—
2015	—
2016	—
2017	—
Thereafter	—

Total	$3,857

        Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. The following table summarizes these items, on an undiscounted basis, at December 31, 2012 and the future periods in which such obligations are

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings

Years Ending December 31,	Total	2013	2014	2015	2016	2017	Thereafter
	(Dollars in thousands)
Debt principal	$260,000	$—	$—	$—	$—	$260,000	$—
Debt interest (projected)	26,182	5,798	5,879	5,863	5,879	2,763	—
Guarantees, surety bonds, and letters of credit	36,747	14,654	9,848	5,295	3,976	1,149	1,825
Purchase obligations	32,318	13,281	7,518	6,575	2,303	2,091	550
Unused commitment on loans receivable and other advances	2,624	2,624	—	—	—	—	—

Total commitments	$357,871	$36,357	$23,245	$17,733	$12,158	$266,003	$2,375

        At December 31, 2012, guarantees, surety bonds and letters of credit totaled $36.7 million, with the highest annual amount of $14.7 million occurring in year one. Guarantees represent $33.4 million of this total and primarily relate to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities of Aston, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of December 31, 2012, future amounts are not expected to be significant, individually or in the aggregate.

        The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of December 31, 2012, amounts pending reimbursements are not significant.

European Union Value Added Tax Matter

        In 2009, the European Court of Justice issued a judgment related to Value Added Tax ("VAT") in Europe against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and altered the manner in which the Membership and Exchange segment accounts for VAT on its revenues as well as to which EU country VAT is owed. As of December 31, 2012 and December 31, 2011, ILG had an accrual of $4.5 million and $1.4 million, respectively, representing the net exposure of any VAT reclaim refund receivable and accrued VAT liabilities related to this matter. The net change in the accrual primarily relates to the receipt of $5.1 million during the first quarter 2012 on the VAT reclaim refund from one of the jurisdictions, which increased the net VAT accrual balance as of December 31, 2012. This

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

increase was partially offset by a $1.1 million decrease due to the change in estimate primarily to update the periods for which the accrued VAT liabilities are due (i.e., lapse of statute of limitations), $0.8 million in payments, as well as the effect of foreign currency remeasurements. The change in estimate resulted in a favorable adjustment to our consolidated statement of income for the year ended December 31, 2012. Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $4.5 million up to approximately $6.9 million based on quarter-end exchange rates. ILG believes that the $4.5 million accrual at December 31, 2012 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash paid during the period for:
Interest, net of amounts capitalized	$31,363	$30,603	$30,593
Income taxes, net of refunds	25,693	17,068	21,969

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

        Aggregate revenue earned by ILG with respect to these commercial agreements with IAC subsidiaries was not material in 2012, 2011 and 2010. ILG did not incur expenses related to these commercial agreements with IAC subsidiaries in 2012, 2011 and 2010.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 14—RELATED PARTY TRANSACTIONS (Continued)

Agreements with Liberty

        In connection with the spin-off, ILG entered into a "Spinco Agreement" with Liberty Interactive Corporation, formerly known as Liberty Media Corporation, and assumed from IAC certain rights and obligations relating to post-spin-off governance arrangements and acquisitions, including:

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

Other

        Effective October 10, 2012, Royal Caribbean Cruises Ltd. ("RCCL") became a related party of ILG as our newly appointed board member is currently employed at RCCL. Through the travel services we offer, we sell RCCL cruises at either net or published fares. We recognize revenue for such transactions on a net basis. During the year ended December 31, 2012, we recorded revenue of $0.9 million for such RCCL cruises sold to Interval members and others. As of December 31, 2012, we had a trade payable of $1.5 million due to RCCL, relating to net fare transactions, and a receivable of $0.1 million, for commissions due from RCCL, relating to sales transactions at published fares.

NOTE 15—QUARTERLY RESULTS (UNAUDITED)

        Revenue at ILG is influenced by the seasonal nature of travel. The Membership and Exchange businesses recognize exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. The Management and Rental businesses recognize rental revenue based on occupancy, with the first and third quarters generally generating higher revenue and the second and fourth quarters

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

NOTE 15—QUARTERLY RESULTS (UNAUDITED) (Continued)

generally generating lower revenue. The timeshare management part of this business does not experience significant seasonality.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except for share data)
2012
Revenue	$126,739	$118,668	$117,195	$110,737
Gross profit	83,948	75,407	75,454	70,271
Operating income	34,400	23,648	25,566	26,167
Net income attributable to common stockholders	15,225	10,052	149	15,276
Earnings per share attributable to common stockholders(1):
Basic	0.27	0.18	0.00	0.27
Diluted	0.27	0.18	0.00	0.27
2011
Revenue	$116,983	$105,554	$106,713	$99,544
Gross profit	79,460	70,221	72,005	65,688
Operating income	31,210	21,817	25,259	20,498
Net income attributable to common stockholders	13,195	7,502	11,434	8,995
Earnings per share attributable to common stockholders(1):
Basic	0.23	0.13	0.20	0.16
Diluted	0.23	0.13	0.20	0.16

(1)
For the years ended December 31, 2012 and 2011, per share amounts for the quarters may not add to the annual amount because of rounding and differences in the average common shares outstanding during each period.

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2012, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their attestation report, included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Interval Leisure Group, Inc.

        We have audited Interval Leisure Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Interval Leisure Group, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Interval Leisure Group, Inc. and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interval Leisure Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Certified Public Accountants

Miami, Florida
February 27, 2013

Item 9B.    Other Information.

        None.

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to ILG's definitive Proxy Statement to be used in connection with its 2013Annual Meeting of Stockholders, or the 2013 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to directors of ILG and the compliance of our directors and executive officers with Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2013 Proxy Statement and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the section entitled "Corporate Governance" in the 2012 Proxy Statement and is incorporated herein by reference. We have included information regarding our executive officers and our Code of Ethics below.

Item 11.    Executive Compensation.

        The information required by Item 402 of Regulation S-K is set forth in the sections entitled "Executive Compensation," "Compensation Discussion and Analysis" and "Director Compensation" in the 2013 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K is set forth in the sections entitled: "Committees of the Board of Directors," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," respectively, in the 2013 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information regarding ownership of ILG common stock, and securities authorized for issuance under ILG's equity compensation plans, is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2013 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information regarding certain relationships and related transactions with ILG and director independence is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information regarding the fees and services of ILG's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to ILG by such firm is set forth in the section entitled "Independent Registered Public Accountants' Fees" in the 2013 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

        The following information about ILG's executive officers is as of February 15, 2013.

        Craig M. Nash, age 59, has served as President and Chief Executive Officer of ILG since May 2008 and as Chairman of the Board of ILG since August 2008 and has served as President of Interval since August 1989 and Chief Executive Officer of Interval since March 1998. Prior to assuming this role, Mr. Nash served in a series of increasingly significant roles with Interval, including as General Counsel and Vice President of Regulatory Affairs. Mr. Nash joined Interval in 1982. Mr. Nash serves on the Board of Directors of the American Resort Development Association and is also a member of its Executive Committee.

        Jeanette E. Marbert, age 56, has served as Chief Operating Officer of ILG since August 2008 and as Executive Vice President since June 2009. She has served in such capacity for Interval since June 1999. Prior to her tenure as Chief Operating Officer, Ms. Marbert served as General Counsel of Interval from 1994 to 1999. Ms. Marbert joined Interval in 1984.

        William L. Harvey, age 56, has served as Chief Financial Officer of ILG since August 2008 and as Executive Vice President since June 2009. Prior to joining ILG in June 2008, Mr. Harvey served as the Chief Financial Officer for TrialGraphix, Inc., a Miami-based litigation support firm from August 2006 through November 2007. Between June 2003 and July 2006, Mr. Harvey served as a Vice President at LNR Property Corporation, a Miami-based diversified real estate and finance company, managing various financial and accounting units. From September 1992 through February 2003, Mr. Harvey served as the Executive Vice President and Chief Financial Officer of Pan Am International Flight Academy, Inc., a private provider of flight training services. Mr. Harvey is a registered CPA who began his professional career at Deloitte & Touche and was a partner in their Miami office prior to September 1992. Mr. Harvey is a member of the Board of Directors of Summit Financial Services Group, Inc.

        Victoria J. Kincke, age 57, has served as Secretary of ILG since May 2008 and as Senior Vice President and General Counsel of ILG since August 2008 and has served as Senior Vice President and General Counsel of Interval since May 2005. Prior to this time, Ms. Kincke served as General Counsel of Interval from July 1999. Ms. Kincke joined Interval in 1997.

        John A. Galea, age 57, has served as Chief Accounting Officer of ILG since August 2008 and as Senior Vice President and Treasurer of ILG since June 2009. He has served as Chief Financial Officer for Interval since October 2006. Prior to this appointment, Mr. Galea served as Interval's Senior Vice President and Chief Accounting Officer from June 2004. Mr. Galea joined Interval in 2000 as its Vice President, Accounting and Corporate Controller.

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
List of documents filed as part of this Report:

(1)
Consolidated Financial Statements of ILG

      Report of Independent Registered Public Accounting Firm.

      Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010.

      Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010.

      Consolidated Balance Sheets as of December 31, 2012 and 2011.

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011, and 2010.

      Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2013.

INTERVAL LEISURE GROUP, INC.
By:	/s/ CRAIG M. NASH Craig M. Nash Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG M. NASH Craig M. Nash	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2013
/s/ WILLIAM L. HARVEY William L. Harvey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2013
/s/ JOHN A. GALEA John A. Galea	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2013
/s/ DAVID FLOWERS David Flowers	Director	February 26, 2013
/s/ VICTORIA L. FREED Victoria L. Freed	Director	February 26, 2013
/s/ GARY S. HOWARD Gary S. Howard	Director	February 26, 2013
/s/ LEWIS J. KORMAN Lewis J. Korman	Director	February 26, 2013

Signature	Title	Date

/s/ THOMAS J. KUHN Thomas J. Kuhn	Director	February 26, 2013
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Director	February 26, 2013
/s/ THOMAS P. MURPHY, JR. Thomas P. Murphy, Jr.	Director	February 26, 2013
/s/ AVY H. STEIN Avy H. Stein	Director	February 26, 2013

INDEX TO EXHIBITS

Exhibit		Description
3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.(1)
3.2		Third Amended and Restated By-laws of Interval Leisure Group, Inc.(11)
3.3		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(8)
4.1
Rights Agreement dated as of June 10, 2009, between Interval Leisure Group, Inc. and the Bank of New York Mellon, as Rights Agent, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C(6)
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
10.5		Employment Agreement between Interval Leisure Group, Inc. and Craig M. Nash, dated as of July 31, 2008†(2)
10.6		Employment Agreement between Interval Leisure Group, Inc. and Jeanette E. Marbert, dated as of July 31, 2008†(2)
10.7		Severance Agreement between Interval Acquisition Corp. and John A. Galea, dated as of July 31, 2008†(2)
10.9		Severance Agreement between Interval Acquisition Corp. and Victoria J. Kincke, dated as of July 31, 2008†(2)
10.10	*	Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan, as amended†
10.11		Lease Agreement between Interval International, Inc., as Lessee, and Frank Guilford, Jr., effective November 1, 1999, as amended(2)
10.12		Deferred Compensation Plan for Non-Employee Directors†(2)
10.15		Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, among IAC/InterActiveCorp, Interval Leisure Group, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC(1)
10.16		Registration Rights Agreement, dated as of August 20, 2008, among Interval Leisure Group, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC(1)
10.18		Employment Agreement between Interval Leisure Group, Inc. and William L. Harvey, dated as of August 25, 2008†(1)
10.20		Form of Amendment to Employment Agreement between the Registrant and each of Craig M. Nash, Jeanette E. Marbert and William L. Harvey†(4)

Exhibit		Description
10.21		Form of Terms and Conditions of Annual Vesting Restricted Stock Units under the Interval Leisure Group, Inc 2008 Stock and Annual Incentive Plan†(5)
10.22		Form of Terms and Conditions of Cliff Performance Restricted Stock Units under the Interval Leisure Group, Inc 2008 Stock and Annual Incentive Plan†(5)
10.23		Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Craig M. Nash†(7)
10.24		Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Jeanette E. Marbert†(7)
10.25		Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and William L. Harvey†(7)
10.26		Form of Terms and Conditions of Director Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan†(9)
10.27		Form of Terms and Conditions of Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan.†(10)
10.28		Form of Terms and Conditions of TSR Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan.†(12)
10.29
Amended and Restated Credit Agreement among Interval Acquisition Corp, as Borrower, Interval Leisure Group, Inc., Certain Subsidiaries of the Borrower, as Guarantors, The Lenders Party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent; Bank of America, N.A., PNC Bank, National Association, and SunTrust Bank, each as a Syndication Agent; Fifth Third Bank, KeyBank National Association, and Union Bank, N.A., each as a Documentation Agent; and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Bookrunners, dated as of June 21, 2012(13)
21.1	*	Subsidiaries of Interval Leisure Group, Inc.
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.3	*	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit		Description
32.3	**	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS#		XBRL Instance Document
101.SCH#		XBRL Taxonomy Extension Schema Document
101.CAL#		XBRL Taxonomy Calculation Linkbase Document
101.LAB#		XBRL Taxonomy Label Linkbase Document
101.PRE#		XBRL Taxonomy Presentation Linkbase Document
101.DEF#		XBRL Taxonomy Extension Definition Linkbase Document

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

(7)
Incorporated herein by reference to ILG's Current Report on Form 8-K filed on June 19, 2009.

(8)
Incorporated herein by reference to ILG's Quarterly Report on Form 10-Q filed on August 11, 2009.

(9)
Incorporated herein by reference to ILG's Quarterly Report on Form 10-Q filed on August 6, 2010.

(10)
Incorporated herein by reference to ILG's Current Report on Form 8-K filed on March 8, 2011.

(11)
Incorporated herein by reference to ILG's Current Report on Form 8-K field on December 14, 2011.

(12)
Incorporated herein by reference to ILG's Annual Report on Form 10-K filed on March 9, 2012.

(13)
Incorporated herein by reference to ILG's Current Report on Form 8-K filed on June 21, 2012.

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

Schedule II

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings	Charges (Credits) to Other Accounts	Deductions(1)	Balance at End of Period
	(In thousands)
2012
Allowance for doubtful accounts	$302	$153	$(46)	$—	$409
Deferred tax valuation allowance	682	—	(1)	—	681
2011
Allowance for doubtful accounts	$213	$123	$(34)	$—	$302
Deferred tax valuation allowance	679	3	—	—	682
2010
Allowance for doubtful accounts	$431	$15	$(15)	$(218)	$213
Deferred tax valuation allowance	679	61	(61)	—	679

(1)
Write-off of uncollectible accounts receivable.