Form 10-Q
period 2013-03-31
Interval Leisure Group, Inc.
filed 2013-05-07
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 7, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

        As of May 1, 2013, 57,308,112 shares of the registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$134,881	$126,739
Cost of sales (exclusive of depreciation and amortization shown separately below)	46,376	42,791

Gross profit	88,505	83,948
Selling and marketing expense	13,735	13,773
General and administrative expense	26,305	25,426
Amortization expense of intangibles	2,012	7,043
Depreciation expense	3,664	3,306

Operating income	42,789	34,400
Other income (expense):
Interest income	151	426
Interest expense	(1,653)	(8,564)
Other expense, net	(520)	(2,473)

Total other expense, net	(2,022)	(10,611)

Earnings before income taxes and noncontrolling interest	40,767	23,789
Income tax provision	(15,757)	(8,560)

Net income	25,010	15,229
Net income attributable to noncontrolling interest	(6)	(4)

Net income attributable to common stockholders	$25,004	$15,225

Earnings per share attributable to common stockholders:
Basic	$0.44	$0.27
Diluted	$0.44	$0.27
Weighted average number of shares of common stock outstanding:
Basic	56,928	56,089
Diluted	57,435	56,676
Dividends declared per common share	$—	$0.10

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income attributable to common stockholders	$25,004	$15,225
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,773)	2,967

Total other comprehensive income (loss), net of tax	(1,773)	2,967

Comprehensive income	$23,231	$18,192

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$132,527	$101,162
Restricted cash and cash equivalents	8,213	7,348
Accounts receivable, net of allowance of $391 and $409, respectively	52,503	31,964
Deferred income taxes	16,660	16,107
Deferred membership costs	10,453	12,349
Prepaid income taxes	—	12,973
Prepaid expenses and other current assets	26,285	27,592

Total current assets	246,641	209,495
Property and equipment, net	52,501	53,348
Goodwill	505,774	505,774
Intangible assets, net	96,666	98,678
Deferred membership costs	12,483	11,058
Deferred income taxes	4,277	4,571
Other non-current assets	12,416	23,996

TOTAL ASSETS	$930,758	$906,920

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$13,380	$11,086
Deferred revenue	113,950	93,367
Income taxes payable	1,266	—
Interest payable	499	386
Accrued compensation and benefits	16,760	16,526
Member deposits	9,919	9,463
Accrued expenses and other current liabilities	44,204	44,575

Total current liabilities	199,978	175,403
Long-term debt	240,000	260,000
Other long-term liabilities	1,126	1,493
Deferred revenue	107,251	111,273
Deferred income taxes	85,838	86,259

Total liabilities	634,193	634,428

Redeemable noncontrolling interest	432	426
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $.01 par value; issued 59,004,890 and 58,553,265 shares, respectively	590	586
Treasury stock—1,697,360 shares at cost	(20,913)	(20,913)
Additional paid-in capital	182,963	182,131
Retained earnings	146,164	121,160
Accumulated other comprehensive loss	(12,671)	(10,898)

Total stockholders' equity	296,133	272,066

TOTAL LIABILITIES AND EQUITY	$930,758	$906,920

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

		Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
	Total Stockholders' Equity					Additional Paid-in Capital	Retained Earnings
		Amount	Shares	Amount	Shares
Balance as of December 31, 2012	$272,066	$586	58,553,265	$(20,913)	1,697,360	$182,131	$121,160	$(10,898)
Net income attributable to common stockholders	25,004	—	—	—	—	—	25,004	—
Other comprehensive loss	(1,773)	—	—	—	—	—	—	(1,773)
Non-cash compensation expense	2,557	—	—	—	—	2,557	—	—
Issuance of common stock upon exercise of stock options	350	—	24,882	—	—	350	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(4,457)	4	426,743	—	—	(4,461)	—	—
Change in excess tax benefits from stock-based awards	2,470	—	—	—	—	2,470	—	—
Deferred stock compensation expense	(84)	—	—	—	—	(84)	—	—

Balance as of March 31, 2013	$296,133	$590	59,004,890	$(20,913)	1,697,360	$182,963	$146,164	$(12,671)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$25,010	$15,229
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	2,012	7,043
Amortization of debt issuance costs	196	424
Depreciation expense	3,664	3,306
Accretion of original issue discount	—	677
Non-cash compensation expense	2,557	3,077
Non-cash interest expense	68	109
Non-cash interest income	—	(190)
Deferred income taxes	(985)	(526)
Excess tax benefits from stock-based awards	(2,474)	(2,127)
Loss (gain) on disposal of property and equipment	156	(230)
Change in fair value of contingent consideration	425	—
Changes in operating assets and liabilities:
Accounts receivable	(20,879)	(16,253)
Prepaid expenses and other current assets	1,213	(670)
Prepaid income taxes and income taxes payable	16,510	7,922
Accounts payable and other current liabilities	93	(479)
Deferred revenue	18,469	18,372
Other, net	1,414	1,946

Net cash provided by operating activities	47,449	37,630

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(39,963)
Capital expenditures	(3,075)	(3,107)
Investment in financing receivables	—	(9,480)
Payments received on financing receivables	9,876	1,318
Proceeds from disposal of property and equipment	5	230

Net cash provided by (used in) investing activities	6,806	(51,002)

Cash flows from financing activities:
Principal payments on term loan	—	(5,000)
Payments on revolving credit facility	(20,000)	—
Withholding taxes on vesting of restricted stock units	(2,680)	(3,395)
Proceeds from the exercise of stock options	350	201
Excess tax benefits from stock-based awards	2,474	2,127

Net cash used in financing activities	(19,856)	(6,067)

Effect of exchange rate changes on cash and cash equivalents	(3,034)	3,807

Net increase (decrease) in cash and cash equivalents	31,365	(15,632)
Cash and cash equivalents at beginning of period	101,162	195,517

Cash and cash equivalents at end of period	$132,527	$179,885

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,283	$14,646
Income taxes, net of refunds	$231	$1,165
Other non-cash item:
Dividends declared and unpaid	$—	$5,849

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Company Overview

        Interval Leisure Group, Inc., or ILG, is a leading global provider of membership and leisure services to the vacation industry. ILG consists of two operating segments. Membership and Exchange offers leisure and travel-related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. Management and Rental provides hotel, condominium resort, timeshare resort and homeowners association management, and rental services to both vacation property owners and vacationers.

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

        The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2012 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the three months ended March 31, 2013.

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

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units ("RSUs") using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 0.8 million stock options for the three months ended March 31, 2013 and 1.3 million stock options and RSUs for the three months ended March 31, 2012, as the effect of their inclusion would have been antidilutive to earnings per share.

        In connection with the spin-off, stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. As of March 31, 2013 and 2012, 0.9 million and 1.0 million, respectively, of stock options remained outstanding.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Basic weighted average shares of common stock outstanding	56,928	56,089
Net effect of common stock equivalents assumed to be vested related to RSUs	496	572
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	11	15

Diluted weighted average shares of common stock outstanding	57,435	56,676

Recent Accounting Pronouncements

        With the exception of those discussed below, there are no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in our 2012 Annual Report on Form 10-K that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

        In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment ("CTA") upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2013-05"). ASU 2013-05 applies to the release of the CTA into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The ASU is effective for fiscal years beginning after December 15, 2013 (and interim periods within those fiscal years) and shall be applied prospectively, with early adoption permitted. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

        In February 2013, the FASB issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date" ("ASU 2013-04"). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The ASU requires an entity to measure those obligations as the sum of the amount the reporting entity

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

agreed to pay on the basis of its arrangements among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The ASU is effective for fiscal years beginning after December 15, 2013 (and interim periods within those years), and shall be applied retrospectively, with early adoption permitted. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

Adopted Accounting Pronouncements

        In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 adds new disclosure requirements for items reclassified out of accumulated other comprehensive income/loss ("AOCI"), including (1) disaggregating and separately presenting changes in AOCI balances by component and (2) presenting significant items reclassified out of AOCI either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. It does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2012 (and interim periods within those years), and shall be applied prospectively. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). ASU 2013-01 clarifies the offsetting disclosure requirements in ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with ASC 815, "Derivatives and Hedging," including bifurcated embedded derivatives. The ASU is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. Retrospective application is required for all comparative periods presented. The adoption of ASU 2013-01 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements" ("ASU 2012-04"). ASU 2012-04 makes certain technical corrections, clarifications and conforming fair value amendments to the FASB Accounting Standard Codification (the "Codification") that affects various Codification topics. The amendments in this ASU are effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In December 2011, the FASB issued ASU 2011-11 that creates new disclosure requirements about the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The ASU is designed to make financial statements that are

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

prepared under GAAP more comparable to those prepared under International Financial Reporting Standards ("IFRS"). The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The adoption of ASU 2011-11 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        Pursuant to FASB guidance as codified within ASC 350, "Intangibles—Goodwill and Other," goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. ILG determined our Membership and Exchange and Management and Rental operating segments are individual reporting units which are also individual reportable segments of ILG pursuant to ASC 280, Segment Reporting ("ASC 280"). ILG tests goodwill and other indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment based on either a qualitative assessment or a two-step impairment test, as more fully described in Note 2 of our 2012 Annual Report on Form 10-K. When performing the two-step impairment test, if the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded.

        As of October 1, 2012, we reviewed the carrying value of goodwill and other intangible assets of each of our two reporting units. Goodwill assigned to the Membership and Exchange and Management and Rental reporting units as of that date was $483.5 million and $22.3 million, respectively. We performed a qualitative assessment on both our reporting units and concluded that it was more-likely-than-not that the fair value exceeded its carrying value and, therefore, a two-step impairment test was not necessary. As of March 31, 2013, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on October 1, 2012.

        The balance of goodwill and other intangible assets, net is as follows (in thousands):

	March 31, 2013	December 31, 2012
Goodwill	$505,774	$505,774
Intangible assets with indefinite lives	40,916	40,916
Intangible assets with definite lives, net	55,750	57,762

Total goodwill and other intangible assets, net	$602,440	$604,452

        There were no changes in the carrying amount of goodwill for the three months ended March 31, 2013. Goodwill related to the Membership and Exchange and Management and Rental reportable segments (each a reporting unit) was $483.5 million and $22.3 million, respectively, as of March 31, 2013 and December 31, 2012.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

        Intangible assets with indefinite lives relate principally to trade names and trademarks. At March 31, 2013, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(129,500)	$—
Purchase agreements	75,879	(74,610)	1,269
Resort management contracts	72,666	(22,735)	49,931
Technology	25,076	(25,055)	21
Other	17,826	(13,297)	4,529

Total	$320,947	$(265,197)	$55,750

        At December 31, 2012, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(129,500)	$—
Purchase agreements	75,879	(74,491)	1,388
Resort management contracts	72,666	(21,225)	51,441
Technology	25,076	(24,988)	88
Other	17,826	(12,981)	4,845

Total	$320,947	$(263,185)	$57,762

        Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $2.0 million and $7.0 million for the three months ended March 31, 2013 and 2012, respectively. Based on March 31, 2013 balances, such amortization for the next five years and thereafter are estimated to be as follows (in thousands):

Twelve month period ending March 31,
2014	$7,634
2015	7,504
2016	7,048
2017	6,272
2018	5,819
2019 and thereafter	21,473

$55,750

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	March 31, 2013	December 31, 2012
Computer equipment	$18,877	$18,269
Capitalized software	79,969	78,036
Land, buildings and leasehold improvements	23,809	23,781
Furniture and other equipment	12,539	12,419
Projects in progress	6,168	6,372

	141,362	138,877
Less: accumulated depreciation and amortization	(88,861)	(85,529)

Total property and equipment, net	$52,501	$53,348

NOTE 5—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	March 31, 2013	December 31, 2012
Revolving credit facility (interest rate of 1.96% at March 31, 2013 and 1.97% at December 31, 2012)	$240,000	$260,000

Total long-term debt	$240,000	$260,000

Credit Facility

        On June 21, 2012, we entered into an amended and restated credit agreement (the "Amended Credit Agreement") which, among other things (1) provides for a $500 million revolving credit facility, (2) extends the maturity of the credit facility to June 21, 2017, (3) provides for an interest rate on borrowings, commitment fees and letter of credit fees based on our consolidated leverage ratio, and (4) may be increased to up to $700 million, subject to certain conditions. As of March 31, 2013, there was $240.0 million outstanding on the revolving credit facility. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the Amended Credit Agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on our consolidated leverage ratio. As of March 31, 2013, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The revolving credit facility has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% per annum based on our consolidated leverage ratio, and as of March 31, 2013, the commitment fee was 0.275%.

        Pursuant to the Amended Credit Agreement, all obligations under the revolving credit facility are unconditionally guaranteed by ILG and certain of its subsidiaries. Borrowings are further secured

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

by (1) 100% of the voting equity securities of ILG's U.S. subsidiaries and 65% of the equity in our first-tier foreign subsidiaries and (2) substantially all of our domestic tangible and intangible property.

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

        The Amended Credit Agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Amended Credit Agreement, of 3.50 through December 31, 2013 and 3.25 thereafter. Additionally, we are required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement, of 3.0. As of March 31, 2013, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 1.35 and 9.95, respectively.

Debt Issuance Costs

        In connection with entering into the Amended Credit Agreement, we incurred $3.9 million of lender and third-party debt issuance costs. As of March 31, 2013 and December 31, 2012, total unamortized debt issuance costs on outstanding debt were $3.3 million, net of $0.6 million of accumulated amortization, and $3.5 million, net of $0.4 million of accumulated amortization, respectively, which were included in "Other non-current assets" in our consolidated balance sheets. Debt issuance costs are amortized to "Interest expense" on a straight-line basis for our Amended Credit Agreement.

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

MARCH 31, 2013

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1—	Observable inputs that reflect quoted prices in active markets

Level 2—	Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3—	Unobservable inputs in which little or no market data exists, therefore requiring the company to develop its own assumptions

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

        As of March 31, 2013, the fair value of the remaining contingent consideration was $1.7 million, an increase of $0.5 million from December 31, 2012, of which $0.4 million is due to revisions to the estimated earnings used in our calculation of the fair value of the contingent consideration and $0.1 million is due to the accretion of interest. The revision to estimated earnings and the accretion of interest have been reflected in "General and administrative expense" and "Interest expense", respectively, in our consolidated statements of income. The total contingent consideration of $1.7 million is included in "Accrued expenses and other current liabilities" in our consolidated balance sheet as of March 31, 2013.

        As a measure of sensitivity, a change of 10% to all of the aforementioned Level 3 inputs would have resulted in a change to the estimated contingent consideration liability pertaining to this acquisition of between $0.4 million (favorable) or less than $0.1 million (unfavorable) as of March 31, 2013. There have been no transfers of inputs used in measuring fair value between the three tiers within the fair value hierarchy since December 31, 2011.

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

MARCH 31, 2013

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

instruments during the three months ended March 31, 2013. Our financial instruments include guarantees, letters of credit and surety bonds.

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$132,527	$132,527	$101,162	$101,162
Restricted cash and cash equivalents	8,213	8,213	7,348	7,348
Financing receivable	—	—	9,876	9,876
Total debt	(240,000)	(240,000)	(260,000)	(260,000)
Guarantees, surety bonds and letters of credit	N/A	(34,173)	N/A	(36,747)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have original maturities of three months or less. Under the fair value hierarchy established in ASC 820, cash and cash equivalents and restricted cash and cash equivalents are stated at fair value based on quoted prices in active markets for identical assets (Level 1). As of December 31, 2012, the financing receivable was presented in our consolidated balance sheets within "Other non-current assets" and pertained to a secured real estate related loan issued to a third party in 2012 with an original maturity in 2015. During the first quarter 2013, the loan was repaid in full at 100% of the original principal amount plus accrued interest. The carrying value at December 31, 2012 of this financing receivable approximated fair value through inputs inherent to the originating value of the loan, such as interest rates and ongoing credit risk accounted for through non-recurring adjustments for estimated credit losses as necessary (Level 2). The stated interest rate on this loan was comparable to market rate. Interest was recognized within our "Interest income" line item in our consolidated statements of income for the three months ended March 31, 2013 and 2012.

        The carrying value of the outstanding balance under our $500 million revolving credit facility approximates fair value as of March 31, 2013 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

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

NOTE 7—STOCKHOLDERS' EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At March 31, 2013, there were 59.0 million shares of ILG common stock issued, of which 57.3 million are outstanding with 1.7 million shares held as treasury stock. At December 31, 2012, there were

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 7—STOCKHOLDERS' EQUITY (Continued)

58.6 million shares of ILG common stock issued, of which 56.9 million were outstanding with 1.7 million shares held as treasury stock.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of March 31, 2013 and December 31, 2012. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

Dividend Declared

        In May 2013, our Board of Directors declared a quarterly dividend payment of $0.11 per share payable June 18, 2013 to shareholders of record on June 4, 2013.

Stockholder Rights Plan

        In June 2009, ILG's Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a stockholders rights plan and declared a dividend of one right for each outstanding share of common stock held by our stockholders of record as of the close of business on June 22, 2009. The rights attach to any additional shares of common stock issued after June 22, 2009. These rights, which trade with the shares of our common stock, currently are not exercisable. Under the rights plan, these rights will be exercisable if a person or group acquires or commences a tender or exchange offer for 15% or more of our common stock. The rights plan provides certain exceptions for acquisitions by Liberty Interactive Corporation (formerly known as Liberty Media Corporation) in accordance with an agreement entered into with ILG in connection with its spin-off from IAC/InterActiveCorp (IAC). If the rights become exercisable, each right will permit its holder, other than the "acquiring person," to purchase from us shares of common stock at a 50% discount to the then prevailing market price. As a result, the rights will cause substantial dilution to a person or group that becomes an "acquiring person" on terms not approved by our Board of Directors.

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

        There were no repurchases of common stock during the year ended December 31, 2012 and the three months ended March 31, 2013. As of March 31, 2013, the remaining availability for future repurchases of our common stock was $4.1 million.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 7—STOCKHOLDERS' EQUITY (Continued)

Accumulated Other Comprehensive Loss

        Pursuant to final guidance issued by the FASB in February of 2013, entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL for ILG, including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the three months ended March 31, 2013, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments as disclosed in our accompanying consolidated statements of comprehensive income.

NOTE 8—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to Internal Revenue Service ("IRS") restrictions. Matching contributions for the ILG plan were approximately $0.4 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 37,565 share units were outstanding at March 31, 2013. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

NOTE 9—STOCK-BASED COMPENSATION

        On August 20, 2008, ILG established the ILG 2008 Stock and Annual Incentive Plan (the "2008 Incentive Plan") which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. All outstanding award agreements provide for settlement, upon vesting, in stock for U.S. employees. For non-U.S. employees, all grants issued prior to the spin-off provide for settlement upon vesting in cash, while grants since the spin-off provide for settlement upon vesting in stock. Each RSU is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. We grant awards subject to graded vesting (i.e. portions of the award vest at different times during the vesting period) or to cliff vesting (i.e. all awards vest at the end of the vesting period). In addition, certain RSUs are subject to attaining specific performance criteria.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        ILG recognizes non-cash compensation expense for all RSUs held by ILG's employees. For RSUs to be settled in stock, the accounting charge is measured at the grant date as the fair value of ILG common stock and expensed as non-cash compensation over the vesting term using the straight-line basis for service awards and the accelerated basis for performance-based awards with graded vesting. Certain cliff vesting awards contain a performance criteria which is tied to anticipated future results of operations in determining the fair value of the award, while other cliff vesting awards with performance criteria are tied to the achievement of certain market conditions. This value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock, as compensation expense.

        RSUs are not issued or outstanding until vested. In relation to our quarterly dividend, unvested RSUs are credited with dividend equivalents, in the form of additional RSUs, when dividends are paid on our shares of common stock. Such additional RSUs are forfeitable and will have the same vesting dates and will vest under the same terms as the RSUs in respect of which such additional RSUs are credited. Given such dividend equivalents are forfeitable, we do not consider them to be participating securities and, consequently, they are not subject to the two-class method of determining earnings per share.

        In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares of common stock were issued. At the time of the spin-off, an additional 5.0 million shares of common stock were reserved for issuance under the 2008 Incentive Plan. As of March 31, 2013, ILG has 1.1 million remaining shares available for future issuance under this plan.

        During the first quarter of 2013 and 2012, the Compensation Committee granted approximately 657,000 and 586,000 RSUs, respectively, vesting over three to four years, to certain officers and employees of ILG and its subsidiaries. Of these RSUs granted in 2013 and 2012, approximately 300,000 and 130,000 cliff vest in three years and approximately 58,000 and 73,000 of these RSUs, respectively, are subject to performance criteria that could result between 0% and 200% of these awards being earned either based on defined EBITDA or relative total shareholder return targets over the respective performance period, as specified in the award document.

        For the 2013 and 2012 RSUs subject to relative total shareholder return performance criteria, the number of RSUs that may ultimately be awarded depends on whether the market condition is achieved. We used a Monte Carlo simulation analysis to estimate a $29.61 for 2013 and $17.34 for 2012 per unit grant date fair value for these performance-based RSUs. This analysis estimates the total shareholder return ranking of ILG as of the grant date relative to two peer groups, approved by the Compensation Committee, over the remaining performance period. The expected volatility of ILG's common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        Non-cash compensation expense related to RSUs for the three months ended March 31, 2013 and 2012 was $2.6 million and $3.1 million, respectively. At March 31, 2013, there was approximately $21.9 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 2.2 years.

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

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of sales	$194	$165
Selling and marketing expense	322	277
General and administrative expense	2,041	2,635

Non-cash compensation expense	$2,557	$3,077

        The following table summarizes RSU activity during the three months ended March 31, 2013:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	1,569	$13.29
Granted	659	20.72
Vested	(643)	11.41

Non-vested RSUs at March 31	1,585	$17.14

        In connection with the acquisition of Aston by ILG in 2007, a member of Aston's management purchased a noncontrolling interest in Aston and, additionally, was granted non-voting restricted common equity. This award was granted on May 31, 2007 and was initially measured at fair value, which was amortized over the vesting period. This award vests ratably over four and a half years, or earlier based upon the occurrence of certain prescribed events. These shares are subject to a put right by the holder and a call right by ILG, which became exercisable for the first time in the first quarter of 2013 and is exercisable annually thereafter.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

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

        As of March 31, 2013, the estimated redemption value of this redeemable interest is lower than the current carrying value on our consolidated balance sheet. Consequently, pursuant to the applicable accounting guidance, no adjustment to the balance of this noncontrolling interest was recorded for the three months ended March 31, 2013.

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

        For the three months ended March 31, 2013, ILG recorded an income tax provision for continuing operations of $15.8 million, which represents an effective tax rate of 38.6%. This tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

foreign income taxed at lower rates. During the three months ended March 31, 2013, the effective tax rate increased due to the shift in the projections of the proportion of income earned and taxed between the various jurisdictions, partially offset by a decrease in unrecognized tax benefits associated with the expiration of the statute of limitations related to foreign taxes.

        For the three months ended March 31, 2012, ILG recorded an income tax provision for continuing operations of $8.6 million which represents an effective tax rate of 36%. This tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended March 31, 2012, the effective tax rate decreased due to other income tax items, the most significant of which related to the tax impact of ILG's ability and intention to redeem the senior notes and the decrease in unrecognized tax benefits associated with the expiration of the statute of limitations related to foreign taxes.

        As of March 31, 2013 and December 31, 2012, ILG had unrecognized tax benefits of $1.6 million and $0.7 million, respectively, which if recognized, would favorably affect the effective tax rate. During the three months ended March 31, 2013, the unrecognized tax benefits increased by a net amount of approximately $0.9 million as a result of an increase of approximately $1.1 million related to state income tax items offset by approximately $0.2 million related to the decrease in unrecognized tax benefits as a result of the expiration of the statute of limitations related to foreign taxes. The increase of $1.1 million for state income tax items did not have an overall impact on the effective tax rate as it is entirely offset by a related state refund claim filed during the quarter.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three months ended March 31, 2013. During the three months ended March 31, 2013, interest and penalties decreased by approximately $0.2 million as a result of the expiration of the statute of limitations related to foreign taxes. As of March 31, 2013, ILG had accrued $0.4 million for interest and penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $1.3 million within twelve months of the current reporting date due primarily to binding technical advice expected to be issued by state taxing authorities on state income tax items and the expiration of the statute of limitations related to foreign taxes. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

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

        The IRS has substantially completed its review of IAC's consolidated tax returns for the years ended December 31, 2001 through 2009, which includes our operations from September 24, 2002, our

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

date of acquisition by IAC, until the spin-off in August 2008. The settlement has not yet been submitted to the Joint Committee of Taxation for approval. The statute of limitations for the years 2001 through 2009 has been extended to June 30, 2014. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2006. No other open tax years are currently under examination by the IRS or any state and local jurisdictions.

        During 2012, the U.K. Finance Act of 2012 was enacted which further reduced the U.K. corporate income tax rate to 24%, effective April 1, 2012 and 23%, effective April 1, 2013. The impact of the U.K. rate reduction to 24% and 23%, which reduced our U.K. net deferred tax asset and increased income tax expense, was reflected in the reporting period when the law was enacted. The change in the corporate tax rate initially negatively impacted income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreases; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

NOTE 11—SEGMENT INFORMATION

        Pursuant to FASB guidance as codified in ASC 280, an operating segment is a component of a public entity (1) that engages in business activities that may earn revenues and incur expenses; (2) for which operating results are regularly reviewed by the entity's chief operating decision maker to make decisions about resources to be allocated to the segments and assess its performance; and (3) for which discrete financial information is available. We also considered how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered. ILG consists of two operating segments which are also reportable segments. Membership and Exchange offers leisure and travel-related products and services to owners of vacation interests and others mostly through various membership programs, as well as related services to resort developer clients. Management and Rental provides hotel, condominium resort, timeshare resort and homeowners association management, and vacation rental services to both vacation property owners and vacationers.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Membership and Exchange
Revenue	$102,095	$100,907
Cost of sales	25,457	25,126

Gross profit	76,638	75,781
Selling and marketing expense	12,825	12,852
General and administrative expense	20,485	22,226
Amortization expense of intangibles	337	5,420
Depreciation expense	3,319	3,063

Segment operating income	$39,672	$32,220

	Three Months Ended March 31,
	2013	2012
Management and Rental
Management fee revenue	$17,445	$12,433
Pass-through revenue	15,341	13,399

Total revenue	32,786	25,832
Cost of sales	20,919	17,665

Gross profit	11,867	8,167
Selling and marketing expense	910	921
General and administrative expense	5,820	3,200
Amortization expense of intangibles	1,675	1,623
Depreciation expense	345	243

Segment operating income	$3,117	$2,180

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

	Three Months Ended March 31,
	2013	2012
Consolidated
Revenue	$134,881	$126,739
Cost of sales	46,376	42,791

Gross profit	88,505	83,948
Direct segment operating expenses	45,716	49,548

Operating income	$42,789	$34,400

        Selected financial information by reporting segment is presented below (in thousands)

	March 31, 2013	December 31, 2012
Total Assets:
Membership and Exchange	$811,196	$789,451
Management and Rental	119,562	117,469

Total	$930,758	$906,920

        We maintain operations in the United States, the United Kingdom and other international locations. Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented below (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
United States	$116,143	$107,961
All other countries	18,738	18,778

Total	$134,881	$126,739

	March 31, 2013	December 31, 2012
Long-lived assets (excluding goodwill and other intangible assets):
United States	$50,406	$51,059
All other countries	2,095	2,289

Total	$52,501	$53,348

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

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

        Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. At March 31, 2013, guarantees, surety bonds and letters of credit totaled $34.2 million, with the highest annual amount of $14.9 million occurring in year one. The total includes maximum exposure under guarantees of $31.0 million, which primarily relates to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities of Aston, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other party. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of March 31, 2013, future amounts are not expected to be significant, individually or in the aggregate.

        The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of March 31, 2013, amounts pending reimbursements are not significant.

European Union Value Added Tax Matter

        In 2009, the European Court of Justice issued a judgment related to Value Added Tax ("VAT") in Europe against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and altered the manner in which the Membership and Exchange segment accounts for VAT on its revenues as well as to which EU country VAT is owed. As of March 31, 2013 and December 31, 2012, ILG had an accrual of $3.7 million and $4.5 million, respectively, representing the net exposure of any VAT reclaim refund receivable and accrued VAT liabilities related to this matter. The net change in the accrual primarily

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

relates to a $0.6 million decrease due to the change in estimate primarily to update the periods for which the accrued VAT liabilities are due, $0.1 million in payments, as well as the effect of foreign currency remeasurements. The change in estimate resulted in a favorable adjustment to our consolidated statement of income for the three months ended March 31, 2013. Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $3.7 million up to approximately $5.1 million based on quarter-end exchange rates. ILG believes that the $3.7 million accrual at March 31, 2013 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

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

        Actual results could differ materially from those contained in the forward-looking statements included in this quarterly report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for, or insolvency of developers; consolidation of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns; changes in our senior management; regulatory changes; our ability to compete effectively and successfully add new products and services; our ability to successfully manage and integrate acquisitions; impairment of assets; the restrictive covenants in our revolving credit facility; adverse events or trends in key vacation destinations; business interruptions in connection with our technology systems; ability of managed homeowners associations to collect sufficient maintenance fees; third parties not repaying advances or extensions of credit; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of our 2012 Annual Report on Form 10-K and in Part II of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

GENERAL

        The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three months ended March 31, 2013. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this report as well as our 2012 Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). This discussion includes the following sections:

  •
  Management Overview

  •
  Results of Operations

  •
  Financial Position, Liquidity and Capital Resources

  •
  Critical Accounting Policies and Estimates

  •
  ILG's Principles of Financial Reporting

  •
  Reconciliations of Non-GAAP Measures

 MANAGEMENT OVERVIEW

General Description of our Business

        ILG is a leading global provider of membership and leisure services to the vacation industry. We operate in two operating segments: Membership and Exchange and Management and Rental. Membership and Exchange offers leisure and travel-related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. Management and Rental provides hotel, condominium resort, timeshare resort and homeowners association management, and rental services to both vacation property owners and vacationers.

Membership and Exchange Services

        Interval, the principal business comprising our Membership and Exchange segment, has been a leader in the membership and exchange services industry since its founding in 1976. As of March 31, 2013, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

  •
  a large and diversified base of participating resorts consisting of approximately 2,800 resorts located in over 75 countries, including both leading independent resort developers and branded hospitality companies; and

  •
  approximately 1.8 million vacation ownership interest owners enrolled as members of the Interval Network.

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

Management and Rental Services

        We also provide management and rental services to hotels as well as condominium and timeshare resorts and their homeowners associations through Aston, Vacation Resorts International, or VRI, and Trading Places International, or TPI. Such vacation properties and hotels are not owned by us. Aston is based in Hawaii and concentrates largely on hotel and condominium resort management primarily in Hawaii, as well as vacation property rental and related services (including common area and owner association management services for condominium projects). TPI provides property management, vacation rental and homeowners association management services to timeshare resorts in the United States, Canada and Mexico. On February 28, 2012, we acquired VRI, the largest non-developer provider of resort and homeowners association management services to the shared ownership industry, determined by number of properties.

        As of March 31, 2013, the businesses that comprise our Management and Rental segment provided management and rental services at over 200 vacation properties, resorts and club locations in North America as well as more limited management services to certain additional properties.

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

International Operations

        International revenue remained relatively flat in the three months ended March 31, 2013 compared to the same period in 2012. As a percentage of our total revenue, international revenue decreased to 13.9% in the three months ended March 31, 2013 from 14.8% in 2012. The decrease in international revenue as a percentage of total revenue is principally attributable to the February 2012 acquisition of VRI which operates entirely in the United States.

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

        Our 2013 results to-date continue to be negatively affected by a shift in the percentage mix of our membership base from traditional, direct renewal members to corporate members who are renewed directly by the respective developer and tend to have a lower propensity to transact with us. Membership mix as of March 31, 2013 included 61% traditional and 39% corporate members, compared to 65% and 35%, respectively, as of March 31, 2012. Consequently, where possible, we structure our corporate membership arrangements to include reservation servicing and/or other revenue streams to mitigate the anticipated lower transaction propensity.

Management and Rental

        Our Management and Rental segment results are susceptible to variations in economic conditions, particularly in its largest market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii increased 7.6% for the three months ended March 31, 2013 compared to the same period in the prior year. The increase in visitors correlates with an overall increase of 9.7% in revenue per available room ("RevPAR") in Hawaii for the three months ended March 31, 2013 compared to the same period in 2012. The increase in RevPAR in Hawaii was driven by higher average daily rates.

        As of the latest forecast (February 2013), the Hawaii Department of Business, Economic Development and Tourism forecasts increases of 5.4% in visitors to Hawaii and 7.1% in visitor expenditures in 2013 over 2012.

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

Outlook

        Throughout 2012, the vacation ownership industry remained in a period of transition that resulted in the bankruptcy, restructuring and consolidation of developers as well as continued modifications to their business models. We expect additional consolidation and reorganizations within the industry in 2013. Additionally, we anticipate margin compression and increased competition in our membership and exchange business.

        For the Management and Rental segment, we expect Aston's RevPAR to continue to show year-over-year improvement as its largest market, Hawaii, continues its tourism recovery and benefits from increases in airlift into the island chain; however, increases in the cost of a Hawaiian vacation may negatively impact visitor arrivals and temper growth.

RESULTS OF OPERATIONS

Revenue

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

	Three Months Ended March 31,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$61,148	NM	$61,151
Membership fee revenue	33,364	2.3%	32,599
Ancillary member revenue	1,924	(3.4)%	1,991

Total member revenue	96,436	0.7%	95,741
Other revenue	5,659	9.5%	5,166

Total Membership and Exchange revenue	102,095	1.2%	100,907

Management and Rental
Management fee and rental revenue	17,445	40.3%	12,433
Pass-through revenue	15,341	14.5%	13,399

Total Management and Rental revenue	32,786	26.9%	25,832

Total revenue	$134,881	6.4%	$126,739

        Revenue for the three months ended March 31, 2013 increased $8.1 million, or 6.4%, from the comparable period in 2012. Membership and Exchange segment revenue increased $1.2 million, or 1.2%, and Management and Rental segment revenue increased $7.0 million, or 26.9%, in the quarter compared to 2012.

Membership and Exchange

        The increase of $1.2 million in Membership and Exchange revenue in the first quarter of 2013 is primarily driven by an increase in membership fee revenue of $0.8 million, coupled with a rise in other revenue of $0.5 million. Transaction revenue of $61.1 million for the quarter is in-line with the prior year, despite the continued shift in percentage mix of the membership base from traditional to corporate, which has negatively affected transaction propensity.

        Total active members in the Interval Network at March 31, 2013 decreased 0.8% to approximately 1.83 million members as compared to approximately 1.84 million members at March 31, 2012. Despite the decrease in total active members, greater penetration of Platinum and Club Interval products bolstered year-over-year membership fee revenue during the period.

        The increase in other revenue for the year is primarily attributable to the incremental membership and exchange related activities due to the February 2012 VRI acquisition, as well as higher sales of marketing materials and non-member vacation rentals. Overall Interval Network average revenue per member of $52.79 for the first quarter of 2013 is consistent with the prior year.

Management and Rental

        The increase of $5.0 million, or 40.3%, in management fee and rental revenue includes $4.1 million of incremental VRI management fee revenue. Fee income earned from managed hotel and condominium resort properties at Aston increased $0.7 million, or 9.3%, in the first quarter of 2013 due to a 15.8% increase in RevPAR to $166.39 driven by a 14.4% higher average daily rate and a 1.2% improvement in occupancy rates during the quarter compared to prior year.

        Pass-through revenue represents reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners association without mark-up. The increase of $1.9 million, or 14.5%, in pass-through revenue in the first quarter of 2013 is principally related to our acquisition of VRI.

Cost of Sales

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

	Three Months Ended March 31,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange	$25,457	1.3%	$25,126
Management and Rental
Management fee and rental expenses	5,578	30.8%	4,266
Pass-through expenses	15,341	14.5%	13,399

Total Management and Rental cost of sales	20,919	18.4%	17,665

Total cost of sales	$46,376	8.4%	$42,791

As a percentage of total revenue	34.4%	1.8%	33.8%
As a percentage of total revenue excluding pass-through revenue	38.8%	2.8%	37.8%
Gross margin	65.6%	(0.9)%	66.2%
Gross margin without pass-through revenue/expenses	74.0%	NM	74.1%

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

        Cost of sales in the first quarter of 2013 increased $3.6 million from 2012, consisting of an increase of $0.3 million from our Membership and Exchange segment and $3.3 million from our Management and Rental segment. Overall gross margin decreased by 62 basis points to 65.6% this quarter compared to 2012, primarily due to increased gross profit contribution from our lower-margin Management and Rental segment relative to total ILG gross profit.

        Gross margin for the Membership and Exchange segment in the first quarter of 2013 was consistent when compared to the prior year. Cost of sales for this segment increased $0.3 million, or 1.3%, primarily due to an increase of $0.3 million in purchased inventory expense. The increase in purchased inventory expense was due to a higher proportion of purchased inventory utilized during 2013, coupled with an increase in the average cost per unit of this purchased inventory.

        The increase of $3.3 million in cost of sales from the Management and Rental segment was primarily attributable to an increase of $1.9 million in segment pass-through revenue and of $1.1 million in other incremental expenses related to VRI. Gross margin for this segment increased by 458 basis points to 36.2% in the first quarter of 2013 compared to 2012. Our Management and Rental segment has lower gross margins than our Membership and Exchange segment largely due to the effect of pass-through revenue. Excluding the effect of pass-through revenue, gross margin for this segment increased by 233 basis points to 68.0% during the quarter compared to the prior year.

Selling and marketing expense

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

	Three Months Ended March 31,
	2013	% Change	2012
	(Dollars in thousands)
Selling and marketing expense	$13,735	(0.3)%	$13,773
As a percentage of total revenue	10.2%	(6.3)%	10.9%
As a percentage of total revenue excluding pass-through revenue	11.5%	(5.4)%	12.2%

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

        Selling and marketing expense in the first quarter of 2013 remained relatively in-line with 2012. As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 68 and 66 basis points, respectively, during the first quarter of 2013 compared to the prior year.

General and administrative expense

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

	Three Months Ended March 31,
	2013	% Change	2012
	(Dollars in thousands)
General and administrative expense	$26,305	3.5%	$25,426
As a percentage of total revenue	19.5%	(2.8)%	20.1%
As a percentage of total revenue excluding pass-through revenue	22.0%	(1.9)%	22.4%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, as well as facilities costs, fees for professional services and other company-wide benefits.

        General and administrative expense in the first quarter of 2013 increased $0.9 million from 2012, primarily due to incremental expenses of $1.8 million from the addition of VRI and unfavorable net changes of $0.4 million related to the estimated fair value of contingent consideration for an acquisition and of $0.4 million related to the retirement/disposal of certain assets. These cost increases were partly offset by lower overall compensation and other employee related costs of $1.8 million, excluding VRI.

        The $1.8 million decrease in overall compensation and other employee-related costs, excluding VRI, was primarily due to a decrease of $0.6 million in non-cash compensation expense mainly due to awards granted at spin-off vesting fully during the third quarter of 2012, higher capitalized internal labor costs of $0.8 million pertaining to internally developed software, and $0.6 million of lower health and welfare insurance expense resulting from a drop in self-insured claim activity during the quarter compared to prior year.

        As a percentage of total revenue and total revenue excluding pass-through revenue, general and administrative expense decreased 56 and 43 basis points, respectively, during the first quarter of 2013 compared to the prior year.

Amortization Expense of Intangibles

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

	Three Months Ended March 31,
	2013	% Change	2012
	(Dollars in thousands)
Amortization expense of intangibles	$2,012	(71.4)%	$7,043
As a percentage of total revenue	1.5%	(73.2)%	5.6%
As a percentage of total revenue excluding pass-through revenue	1.7%	(72.9)%	6.2%

        Amortization expense of intangibles for the first quarter of 2013 decreased $5.0 million from the comparable period in 2012 primarily due to certain intangible assets related to our acquisition by IAC in 2002 being fully amortized by the end of the third quarter of 2012, partly offset by the incremental amortization expense pertaining to intangible assets resulting from the acquisition of VRI.

Depreciation Expense

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

	Three Months Ended March 31,
	2013	% Change	2012
	(Dollars in thousands)
Depreciation expense	$3,664	10.8%	$3,306
As a percentage of total revenue	2.7%	4.1%	2.6%
As a percentage of total revenue excluding pass-through revenue	3.1%	5.1%	2.9%

        Depreciation expense for the three months ended March 31, 2013 increased $0.4 million over the comparable 2012 period largely due to additional depreciable assets being placed in service subsequent to March 31, 2012. These depreciable assets pertain primarily to software and related IT hardware, as well as certain website development costs.

Operating Income

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

	Three Months Ended March 31,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange	$39,672	23.1%	$32,220
Management and Rental	3,117	43.0%	2,180

Total operating income	$42,789	24.4%	$34,400

As a percentage of total revenue	31.7%	16.9%	27.1%
As a percentage of total revenue excluding pass-through revenue	35.8%	17.9%	30.4%

        Operating income in the first quarter of 2013 increased $8.4 million from the comparable period in 2012, consisting of an increase of $7.5 million from our Membership and Exchange segment and an increase of $0.9 million from our Management and Rental segment.

        Operating income for our Membership and Exchange segment increased $7.5 million to $39.7 million in the first quarter compared to prior year primarily due to $5.1 million of lower amortization expense of intangibles, lower general and administrative expenses of $1.7 million, mostly related to lower compensation and employee-related costs during the quarter compared to the prior year, and an increase in revenue that resulted in higher gross profit of $0.9 million.

        The increase in operating income of $0.9 million at our Management and Rental segment is primarily due to the incremental contribution from VRI and improved operating results at Aston during the quarter. These increases were partly offset by this segment's share of an unfavorable net change in the estimated fair value of contingent consideration related to an acquisition amounting to $0.2 million, as well as higher professional fees.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("adjusted EBITDA") is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting."

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

	Three Months Ended March 31,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange	$45,607	4.8%	$43,511
Management and Rental	5,415	25.5%	4,315

Total Adjusted EBITDA	$51,022	6.7%	$47,826

As a percentage of total revenue	37.8%	0.2%	37.7%
As a percentage of total revenue excluding pass-through revenue	42.7%	1.1%	42.2%

        Adjusted EBITDA in the first quarter of 2013 increased by $3.2 million, or 6.7%, from 2012, consisting of an increase of $2.1 million from our Membership and Exchange segment and $1.1 million from our Management and Rental segment.

        Adjusted EBITDA of $45.6 million from our Membership and Exchange segment was higher by $2.1 million, or 4.8%, compared to the prior year. The improvement in adjusted EBITDA is primarily driven by stronger revenue during the quarter, largely due to the positive contributions from our Platinum and Club Interval products, and lower general and administrative compensation and employee-related costs in the segment.

        Adjusted EBITDA from our Management and Rental segment increased $1.1 million to $5.4 million in the first quarter of 2013 from $4.3 million in 2012. The improvement in adjusted EBITDA in this segment is primarily driven by the inclusion of VRI in our results of operations and improvement in Aston's RevPAR during the quarter, partly offset by an unfavorable net change of $0.2 million in the estimated fair value of contingent consideration related to an acquisition.

Other income (expense), net

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

	Three Months Ended March 31,
	2013	% Change	2012
	(Dollars in thousands)
Interest income	$151	(64.6)%	$426
Interest expense	(1,653)	(80.7)%	(8,564)
Other expense, net	(520)	(79.0)%	(2,473)

        Interest income decreased $0.3 million in the first quarter of 2013 compared to 2012 primarily as a result of the repayment of certain loans receivable subsequent to March 31, 2012.

        Interest expense in the first quarter of 2012 primarily relates to interest and amortization of debt costs on the term loan and senior notes, which were extinguished on June 21, 2012 and September 4, 2012, respectively. Interest expense in the first quarter of 2013 relates to interest and amortization of debt costs on our amended and restated revolving credit facility entered into on June 21, 2012. Lower interest expense in the first quarter of 2013 is primarily due the lower average balance outstanding and interest rate under the revolving credit facility compared to the term loan and senior notes.

        Other expense, net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange net loss was $0.2 million in the first quarter of 2013 compared to a net loss of $2.2 million in 2012. The unfavorable fluctuations during the quarter were principally driven by U.S. dollar positions held at March 31, 2013 affected by the weaker dollar compared to the Mexican peso, partly offset by a stronger dollar compared to the Colombian peso and Egyptian pound. The unfavorable fluctuations for the three months ended March 31, 2012 were principally driven by U.S. dollar positions held at March 31, 2012 affected by the weaker dollar compared to the Mexican and Colombian pesos

Income Tax Provision

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

        For the three months ended March 31, 2013 and 2012, ILG recorded income tax provisions for continuing operations of $15.8 million and $8.6 million, respectively, which represent effective tax rates of 38.6% and 36.0%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. The effective tax rate in the first quarter of 2013 is higher than the prior year period due to the shift in the projections of the proportion of income earned and taxed between the various jurisdictions. Additionally, the 2012 period benefitted from the one-time permanent difference attributable to ILG's ability to redeem the senior notes.

        As of March 31, 2013 and December 31, 2012, ILG had unrecognized tax benefits of $1.6 million and $0.7 million, respectively, which if recognized, would favorably affect the effective tax rate. During the three months ended March 31, 2013, the unrecognized tax benefits increased by a net amount of approximately $0.9 million as a result of an increase of approximately $1.1 million related to state income tax items offset by approximately $0.2 million related to the decrease in unrecognized tax benefits as a result of the expiration of the statute of limitations related to foreign taxes. The increase of $1.1 million for state income tax items did not have an overall impact on the effective tax rate as it is entirely offset by a related state refund claim filed during the quarter.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three months ended March 31, 2013. During the three months ended March 31, 2013, interest and penalties decreased by approximately $0.2 million as a result of the expiration of the statute of limitations related to foreign taxes. As of March 31, 2013, ILG had accrued $0.4 million for interest and penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $1.3 million within twelve months of the current reporting date due primarily to binding technical advice expected to be issued by state taxing authorities on state income tax items and the expiration of the statute of limitations related to foreign taxes. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

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

        During 2012, the U.K. Finance Act of 2012 was enacted which further reduced the U.K. corporate income tax rate to 24%, effective April 1, 2012 and 23%, effective April 1, 2013. The impact of the U.K. rate reduction to 24% and 23%, which reduced our U.K. net deferred tax asset and increased income tax expense, was reflected in the reporting period when the law was enacted. The change in the corporate tax rate initially negatively impacted income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreases; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

        During the current period ended March 31, 2013, the U.K. government released its 2013 Budget, where it also indicated that it intends to enact a further U.K. rate decrease to 20% effective April 1, 2015. This rate decrease is in addition to the previously announced rate reduction of 21% effective April 1, 2014. The additional rate reductions to 21% and 20% have not yet been enacted, but are expected during 2013. These future corporate income tax rate reductions are expected to have a similar impact on our financial statements as in 2012, outlined above; however the actual impact will be dependent on the actual amount of the rate decrease enacted and on our deferred tax position at that time.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2013, we had $132.5 million of cash and cash equivalents, including $90.8 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $60.3 million is held in foreign jurisdictions, principally the U.K. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is used as our primary source of liquidity. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the three months ended March 31, 2013 and, as of March 31, 2013, the respective cash balances were immaterial to our overall cash on hand.

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

Cash Flows Discussion

        Net cash provided by operating activities increased to $47.4 million in the three months ended March 31, 2013 from $37.6 million in the same period of 2012. The increase of $9.8 million from 2012 was principally due to lower interest paid in the first quarter of 2013 compared to 2012, partly offset by higher net cash expenses.

        Net cash provided by investing activities of $6.8 million in the three months ended March 31, 2013 primarily related to the early repayment of an existing loan receivable totaling $9.9 million, partly offset by capital expenditures of $3.1 million primarily related to IT initiatives. In the three months ended March 31, 2012, net cash used in investing activities of $51.0 million primarily related to the VRI acquisition of $40.0 million, net of cash acquired, disbursements totaling $9.5 million for additional investments in loans receivable and capital expenditures of $3.1 million, primarily related to IT initiatives. These uses of cash were partially offset by payments totaling $1.3 million received on an existing loan.

        Free cash flow is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." For the three months ended March 31, 2013 and 2012, free cash flow was $44.4 million and $34.5 million, respectively. The change is mainly a result of the variance in net cash provided by operating activities as discussed above.

        Net cash used in financing activities of $19.9 million in the three months ended March 31, 2013 primarily related to principal payments of $20.0 million on our revolving credit facility, and withholding taxes on the vesting of restricted stock units. These uses of cash were partially offset by excess tax benefits from stock-based awards and the proceeds from the exercise of stock options. In the three months ended March 31, 2012, net cash used in financing activities of $6.1 million was principally due to a $5.0 million voluntary principal prepayment on the term loan and withholding taxes on the vesting of restricted stock units, all partially offset by excess tax benefits from stock-based awards and proceeds from the exercise of stock options.

        On June 21, 2012, we entered into an amended and restated credit agreement which, among other things (1) provides for a $500 million revolving credit facility, (2) extends the maturity of the credit facility to June 21, 2017, (3) provides for an interest rate on borrowings, commitment fees and letter of credit fees based on ILG and its subsidiaries' consolidated leverage ratio, and (4) may be increased to up to $700 million, subject to certain conditions. As of March 31, 2013, $240.0 million of borrowings were outstanding under the revolving credit facility, with $260.0 million available to be drawn.

        Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on our consolidated leverage ratio. As of March 31, 2013, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The revolving credit facility has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% per annum based on our consolidated leverage ratio and as of March 31, 2013, the commitment fee was 0.275%.

        The revolving credit facility has various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The revolving credit facility requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the amended credit agreement, of 3.50 through December 31, 2013 and 3.25 thereafter. Additionally, we are required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement, of 3.0. As of March 31, 2013, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 1.35 and 9.95, respectively.

Dividends

        In May 2013, our Board of Directors declared a quarterly dividend payment of $0.11 per share payable June 18, 2013 to shareholders of record on June 4, 2013. Based on the number of shares of common stock outstanding as of March 31, 2013, at a dividend of $0.11 per share, the anticipated cash outflow would be $6.3 million in the second quarter of 2013. We currently expect to declare and pay quarterly dividends of similar amounts.

Contractual Obligations and Commercial Commitments

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At March 31, 2013, guarantees, surety bonds and letters of credit totaled $34.2 million. The total includes maximum exposure under guarantees of $31.0 million, which primarily relates to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the Aston management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of March 31, 2013 amounts are not expected to be significant, individually or in the aggregate. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of March 31, 2013, amounts pending reimbursements are not significant.

        Contractual obligations and commercial commitments at March 31, 2013 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$240,000	$—	$—	$240,000	$—
Debt interest(a)	23,182	5,449	11,004	6,729	—
Purchase obligations(b)	29,389	10,892	13,620	4,327	550
Operating leases	54,268	12,069	17,406	11,690	13,103

Total contractual obligations	$346,839	$28,410	$42,030	$262,746	$13,653

(a)
Debt principal and projected debt interest represent principal and interest to be paid on our revolving credit facility based on the balance outstanding as of March 31, 2013. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of March 31, 2013. Interest on the revolving credit facility is calculated using the prevailing rates as of March 31, 2013.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$34,173	$14,941	$13,274	$4,426	$1,532

(c)
Commercial commitments include minimum revenue guarantees related to Aston's hotel and resort management agreements, Aston's accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

        Included in other liabilities, both current and long-term, as presented in our consolidated balance sheet as of March 31, 2013, are certain unconditional recorded contractual obligations. These obligations and the future periods in which such obligations are expected to settle in cash are as follows (in thousands):

Twelve Month Period Ending March 31,
2013	$3,857
2014	—
2015	—
2016	—
2017	—
Thereafter	—

Total	$3,857

Off-Balance Sheet Arrangements

        Except as disclosed above in our Contractual Obligations and Commercial Commitments (except for our Debt Principal) as of March 31, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

        Refer to Note 2 accompanying our consolidated financial statements for a description of recent accounting pronouncements.

Seasonality

        Refer to Note 1 accompanying our consolidated financial statements for a discussion on the impact of seasonality.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other judgments and assumptions that we believe are reasonable under the circumstances. Actual outcomes could differ from those estimates. We have discussed those estimates that we believe are critical and required the use of significant judgment and use of estimates that could have a significant impact on our financial statements in our 2012 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies in the interim period.

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

        Our presentation of above-mentioned non-GAAP measures may not be comparable to similarly-titled measures used by other companies. We believe these measures are useful to investors because they represent the consolidated operating results from our segments, excluding the effects of any non-cash expenses. We also believe these non-GAAP financial measures improve the transparency of our disclosures, provide a meaningful presentation of our results from our business operations, excluding the impact of certain items not related to our core business operations and improve the period-to-period comparability of results from business operations. These non-GAAP measures have certain limitations in that they do not take into account the impact of certain expenses to our statement of operations; including non-cash compensation for adjusted EBITDA. We endeavor to compensate for the limitations of the non-GAAP measures presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

        We report these non-GAAP measures as supplemental measures to results reported pursuant to GAAP. These measures are among the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to the same set of metrics that we use in analyzing our results. These non-GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measures which are discussed below.

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

        Non-cash compensation expense consists principally of expense associated with the grants of restricted stock units. These expenses are not paid in cash, and we will include the related shares in our future calculations of diluted shares of stock outstanding. Upon vesting of restricted stock units, the awards will be settled, at our discretion, on a net basis, with us remitting the required tax withholding amount from our current funds.

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

 RECONCILIATIONS OF NON-GAAP MEASURES

        The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three months ended March 31, 2013 and 2012 (in thousands). The noncontrolling interest relates to the Management and Rental segment.

	For the Three Months Ended March 31, 2013
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$45,607	$5,415	$51,022
Non-cash compensation expense	(2,279)	(278)	(2,557)
Other non-operating expense, net	(349)	(171)	(520)

EBITDA	42,979	4,966	47,945
Amortization expense of intangibles	(337)	(1,675)	(2,012)
Depreciation expense	(3,319)	(345)	(3,664)
Less: Other non-operating expense, net	349	171	520

Operating income	$39,672	$3,117	42,789

Interest income			151
Interest expense			(1,653)
Other non-operating expense, net			(520)
Income tax provision			(15,757)

Net income			25,010
Net income attributable to noncontrolling interest			(6)

Net income attributable to common stockholders			$25,004

	For the Three Months Ended March 31, 2012
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$43,511	$4,315	$47,826
Non-cash compensation expense	(2,808)	(269)	(3,077)
Other non-operating expense, net	(2,324)	(149)	(2,473)

EBITDA	38,379	3,897	42,276
Amortization expense of intangibles	(5,420)	(1,623)	(7,043)
Depreciation expense	(3,063)	(243)	(3,306)
Less: Other non-operating expense, net	2,324	149	2,473

Operating income	$32,220	$2,180	34,400

Interest income			426
Interest expense			(8,564)
Other non-operating expense, net			(2,473)
Income tax provision			(8,560)

Net income			15,229
Net income attributable to noncontrolling interest			(4)

Net income attributable to common stockholders			$15,225

        The following table reconciles cash provided by operating activities to free cash flow for the three months ended March 31, 2013 and 2012 (in thousands).

	For the Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$47,449	$37,630
Less: Capital expenditures	(3,075)	(3,107)

Free cash flow	$44,374	$34,523

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

        Operating foreign currency exchange resulted in a net gain of $0.1 million for the three months ended March 31, 2013 and a net loss of $0.1 million for the three months ended March 31, 2012, attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency.

        Non-operating foreign exchange for the three months ended March 31, 2013 and 2012 resulted in a net loss of $0.2 million and $2.2 million, respectively, attributable to cash held in certain countries in currencies other than their functional currency.

        The unfavorable fluctuations in the first quarter 2013 were principally driven by U.S. dollar positions held at March 31, 2013 affected by the weaker dollar compared to the Mexican peso, partly offset by the strengthening of the U.S. dollar against the Colombian peso and Egyptian pound. Unfavorable fluctuations in foreign currency exchange rates caused a net loss during the three months ended March 31, 2012. The unfavorable fluctuations in the first quarter 2012 were principally driven by U.S. dollar positions held at March 31, 2012 affected by the weaker dollar compared to the Colombian and Mexican pesos.

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

        Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three months ended March 31, 2013 would result in an approximate change to revenue of $0.8 million. There have been no material quantitative changes in market risk exposures since December 31, 2012.

Interest Rate Risk

        We are exposed to interest rate risk through borrowings under our June 21, 2012 amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on ILG's leverage ratio. As of March 31, 2013, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. During the first quarter of 2013, we had at least $240.0 million outstanding under our revolving credit facility; a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.6 million for the current quarter. While we currently do not hedge our interest rate exposure, this risk is somewhat mitigated by variable interest rates earned on our cash balances.

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

 PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

        Not applicable

Item 1A.    Risk Factors

        See Part I, Item IA., "Risk Factors," of ILG's 2012 Annual Report on Form 10-K, for a detailed discussion of the risk factors affecting ILG. There have been no material changes from the risk factors described in the Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  Unregistered Sale of Securities.    None

  (b)
  Use of Proceeds.    Not applicable

  (c)
  Purchases of Equity Securities by the Issuer and Affiliated Purchasers:    The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended March 31, 2013 by or on behalf of ILG or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs(1)
January 2013	—	—	1,697,360	$4,120,479
February 2013	—	—	1,697,360	$4,120,479
March 2013	—	—	1,697,360	$4,120,479

(1)
On August 4, 2011, we announced that our Board of Directors had authorized the repurchase of up to $25 million of our common stock. There is no time restriction on this authorization and repurchases may be made in the open-market or through privately negotiated transactions.

Items 3-5.    Not applicable.

Item 6.    Exhibits

Exhibit Number		Description	Location
3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.

3.2		Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG's Quarterly Report on Form 10-Q, filed on August 11, 2009.

3.3		Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on September 27, 2010.

10.1	†	Form of Terms and Conditions of Leadership Restricted Stock Unit Awards*

31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

Exhibit Number		Description	Location
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document

101.LAB	**	XBRL Taxonomy Label Linkbase Document

101.PRE	**	XBRL Taxonomy Presentation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

†
Filed herewith.

††
Furnished herewith.

*
Reflects management contracts and management and director compensatory plans.

**
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

Date: May 6, 2013

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
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
MANAGEMENT OVERVIEW
RESULTS OF OPERATIONS
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
ILG'S PRINCIPLES OF FINANCIAL REPORTING
RECONCILIATIONS OF NON-GAAP MEASURES
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Items 3-5. Not applicable.
  Item 6. Exhibits
SIGNATURES