Form 10-Q
period 2013-06-30
Interval Leisure Group, Inc.
filed 2013-08-08
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on August 8, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

        As of August 2, 2013, 57,352,630 shares of the registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$124,983	$118,668	$259,864	$245,407
Cost of sales (exclusive of depreciation and amortization shown separately below)	43,421	43,261	89,797	86,052

Gross profit	81,562	75,407	170,067	159,355
Selling and marketing expense	14,272	14,268	28,007	28,041
General and administrative expense	28,227	26,980	54,532	52,406
Amortization expense of intangibles	1,896	7,289	3,908	14,332
Depreciation expense	3,696	3,222	7,360	6,528

Operating income	33,471	23,648	76,260	58,048
Other income (expense):
Interest income	72	577	223	1,003
Interest expense	(1,611)	(8,825)	(3,264)	(17,389)
Other income (expense), net	1,479	980	959	(1,493)
Loss on extinguishment of debt	—	(602)	—	(602)

Total other expense, net	(60)	(7,870)	(2,082)	(18,481)

Earnings before income taxes and noncontrolling interest	33,411	15,778	74,178	39,567
Income tax provision	(12,841)	(5,727)	(28,598)	(14,287)

Net income	20,570	10,051	45,580	25,280
Net loss (income) attributable to noncontrolling interest	—	1	(6)	(3)

Net income attributable to common stockholders	$20,570	$10,052	$45,574	$25,277

Earnings per share attributable to common stockholders:
Basic	$0.36	$0.18	$0.80	$0.45
Diluted	$0.36	$0.18	$0.79	$0.44
Weighted average number of shares of common stock outstanding:
Basic	57,315	56,540	57,121	56,315
Diluted	57,795	57,321	57,615	56,998
Dividends declared per common share	$0.11	$0.10	$0.11	$0.20

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$20,570	$10,052	$45,574	$25,277
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,417)	(1,858)	(3,190)	1,109

Total other comprehensive income (loss), net of tax	(1,417)	(1,858)	(3,190)	1,109

Comprehensive income	$19,153	$8,194	$42,384	$26,386

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$108,999	$101,162
Restricted cash and cash equivalents	9,450	7,348
Accounts receivable, net of allowance of $377 and $409, respectively	44,621	31,964
Deferred income taxes	16,706	16,107
Deferred membership costs	10,019	12,349
Prepaid income taxes	11,175	12,973
Prepaid expenses and other current assets	22,227	27,592

Total current assets	223,197	209,495
Property and equipment, net	52,304	53,348
Goodwill	505,774	505,774
Intangible assets, net	94,770	98,678
Deferred membership costs	11,673	11,058
Deferred income taxes	4,317	4,571
Other non-current assets	12,564	23,996

TOTAL ASSETS	$904,599	$906,920

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$12,828	$11,086
Deferred revenue	101,399	93,367
Interest payable	247	386
Accrued compensation and benefits	18,523	16,526
Member deposits	10,014	9,463
Accrued expenses and other current liabilities	42,389	44,575

Total current liabilities	185,400	175,403
Long-term debt	215,000	260,000
Other long-term liabilities	1,109	1,493
Deferred revenue	105,440	111,273
Deferred income taxes	85,450	86,259

Total liabilities	592,399	634,428

Redeemable noncontrolling interest	431	426
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $.01 par value; issued 59,049,990 and 58,553,265 shares, respectively	590	586
Treasury stock—1,697,360 shares at cost	(20,913)	(20,913)
Additional paid-in capital	185,922	182,131
Retained earnings	160,258	121,160
Accumulated other comprehensive loss	(14,088)	(10,898)

Total stockholders' equity	311,769	272,066

TOTAL LIABILITIES AND EQUITY	$904,599	$906,920

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

		Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
	Total Stockholders' Equity					Additional Paid-in Capital	Retained Earnings
		Amount	Shares	Amount	Shares
Balance as of December 31, 2012	$272,066	$586	58,553,265	$(20,913)	1,697,360	$182,131	$121,160	$(10,898)
Net income attributable to common stockholders	45,574	—	—	—	—	—	45,574	—
Other comprehensive loss	(3,190)	—	—	—	—	—	—	(3,190)
Non-cash compensation expense	5,144	—	—	—	—	5,144	—	—
Issuance of common stock upon exercise of stock options	377	—	27,249	—	—	377	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(4,472)	4	469,476	—	—	(4,476)	—	—
Change in excess tax benefits from stock-based awards	2,594	—	—	—	—	2,594	—	—
Deferred stock compensation expense	(20)	—	—	—	—	(20)	—	—
Dividends declared on common stock	(6,304)	—	—	—	—	172	(6,476)	—

Balance as of June 30, 2013	$311,769	$590	59,049,990	$(20,913)	1,697,360	$185,922	$160,258	$(14,088)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$45,580	$25,280
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	3,908	14,332
Amortization of debt issuance costs	391	816
Depreciation expense	7,360	6,528
Accretion of original issue discount	—	1,355
Non-cash compensation expense	5,144	6,169
Non-cash interest expense	170	221
Non-cash interest income	—	(362)
Deferred income taxes	(1,427)	(716)
Excess tax benefits from stock-based awards	(2,598)	(2,233)
Loss (gain) on disposal of property and equipment	163	(256)
Loss on extinguishment of debt	—	602
Change in fair value of contingent consideration	337	—
Changes in operating assets and liabilities:
Accounts receivable	(13,225)	(11,975)
Prepaid expenses and other current assets	5,256	2,419
Prepaid income taxes and income taxes payable	4,153	(6,759)
Accounts payable and other current liabilities	(226)	1,221
Deferred revenue	5,146	12,221
Other, net	1,127	1,335

Net cash provided by operating activities	61,259	50,198

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(39,963)
Capital expenditures	(6,592)	(7,318)
Investment in financing receivables	—	(9,480)
Payments received on financing receivables	9,876	2,873
Proceeds from disposal of property and equipment	7	230

Net cash provided by (used in) investing activities	3,291	(53,658)

Cash flows from financing activities:
Principal payments on term loan	—	(56,000)
Payments on revolving credit facility	(45,000)	—
Payments of debt issuance costs	—	(3,785)
Dividend payments	(6,304)	(11,309)
Withholding taxes on vesting of restricted stock units	(4,466)	(3,615)
Proceeds from the exercise of stock options	377	386
Excess tax benefits from stock-based awards	2,598	2,233

Net cash used in financing activities	(52,795)	(72,090)

Effect of exchange rate changes on cash and cash equivalents	(3,918)	1,168

Net increase (decrease) in cash and cash equivalents	7,837	(74,382)
Cash and cash equivalents at beginning of period	101,162	195,517

Cash and cash equivalents at end of period	$108,999	$121,135

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,819	$14,994
Income taxes, net of refunds	$25,872	$21,762

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

        On February 28, 2012, we acquired all of the equity of Vacation Resorts International, or VRI, a non-developer provider of resort and homeowners association management services to the shared ownership industry. VRI was consolidated into our financial statements as of the acquisition date with its assets and results of operations primarily included in our Management and Rental operating segment.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2012 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the six months ended June 30, 2013.

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

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units ("RSUs") using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 0.9 million and 0.8 million stock options and RSUs for the three and six months ended June 30, 2013, respectively, and 0.9 million and 1.1 million stock options and RSUs for the three and six months ended June 30, 2012, respectively, as the effect of their inclusion would have been antidilutive to earnings per share.

        In connection with the spin-off, stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. As of June 30, 2013 and 2012, 0.9 million of stock options remained outstanding.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic weighted average shares of common stock outstanding	57,315	56,540	57,121	56,315
Net effect of common stock equivalents assumed to be vested related to RSUs	475	765	486	668
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	5	16	8	15

Diluted weighted average shares of common stock outstanding	57,795	57,321	57,615	56,998

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

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-10, "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate, ("OIS")) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2013-10)"). ASU 2013-10 ratified the Task Force's consensus to allow the Fed Funds effective swap rate to serve as a benchmark interest rate in the United States, which was previously defined in ASC 815 as either (1) a rate on direct obligations of the U.S. Department of the Treasury (UST) or (2) the LIBOR swap rate. ASU 2013-10 does not add to the disclosure requirements in ASC 815-10-50; however, in order to comply with the required disclosures related to fair value in ASC 820 a separate process for determining the fair value hierarchy of derivatives when the OIS rate is an input may be required. The ASU is required to be applied prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. We do not currently anticipate the adoption of this guidance, as of the effective date, will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

        In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment ("CTA") upon Derecognition of Certain

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2013-05"). ASU 2013-05 applies to the release of the CTA into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The ASU is effective for fiscal years beginning after December 15, 2013 (and interim periods within those fiscal years) and shall be applied prospectively, with early adoption permitted. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

        In February 2013, the FASB issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date" ("ASU 2013-04"). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The ASU requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangements among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The ASU is effective for fiscal years beginning after December 15, 2013 (and interim periods within those years), and shall be applied retrospectively, with early adoption permitted. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

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

JUNE 30, 2013

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Correction of an Immaterial Prior Period Item

        During the current quarter, we identified an immaterial net understatement of membership revenue, related membership expenses, and income for the period commencing January 1, 2011 through March 31, 2013. In accordance with ASC 250, "Accounting Changes and Error Corrections," we assessed the materiality of the net understatement, both quantitatively and qualitatively, and concluded it is not material to any of our previously issued or current year financial statements. The out of period correction of this item resulted in the recognition of $4.1 million of membership revenue and $0.6 million of certain membership expenses in the three and six month periods ended June 30, 2013. Consequently, operating income and net income for the three and six months ended June 30, 2013 were increased by $3.5 million and $2.1 million, respectively, or $0.04 of diluted earnings per share.

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

JUNE 30, 2013

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

        As of October 1, 2012, we reviewed the carrying value of goodwill and other intangible assets of each of our two reporting units. Goodwill assigned to the Membership and Exchange and Management and Rental reporting units as of that date was $483.5 million and $22.3 million, respectively. We performed a qualitative assessment on both our reporting units and concluded that it was more-likely-than-not that the fair value exceeded its carrying value and, therefore, a two-step impairment test was not necessary. As of June 30, 2013, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on October 1, 2012.

        The balance of goodwill and other intangible assets, net is as follows (in thousands):

	June 30, 2013	December 31, 2012
Goodwill	$505,774	$505,774
Intangible assets with indefinite lives	40,916	40,916
Intangible assets with definite lives, net	53,854	57,762

Total goodwill and other intangible assets, net	$600,544	$604,452

        There were no changes in the carrying amount of goodwill for the six months ended June 30, 2013. Goodwill related to the Membership and Exchange and Management and Rental reportable segments (each a reporting unit) was $483.5 million and $22.3 million, respectively, as of June 30, 2013 and December 31, 2012.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

        Intangible assets with indefinite lives relate principally to trade names and trademarks. At June 30, 2013, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(129,500)	$—
Purchase agreements	75,879	(74,729)	1,150
Resort management contracts	72,666	(24,188)	48,478
Technology	25,076	(25,063)	13
Other	17,826	(13,613)	4,213

Total	$320,947	$(267,093)	$53,854

        At December 31, 2012, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(129,500)	$—
Purchase agreements	75,879	(74,491)	1,388
Resort management contracts	72,666	(21,225)	51,441
Technology	25,076	(24,988)	88
Other	17,826	(12,981)	4,845

Total	$320,947	$(263,185)	$57,762

        Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $1.9 million and $7.3 million for the three months ended June 30, 2013 and 2012, respectively, and $3.9 million and $14.3 million for the six months ended June 30, 2013 and 2012, respectively. Based on June 30, 2013 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in thousands):

Twelve month period ending June 30,
2014	$7,630
2015	7,467
2016	6,767
2017	6,232
2018	5,644
2019 and thereafter	20,114

$53,854

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	June 30, 2013	December 31, 2012
Computer equipment	$19,524	$18,269
Capitalized software	82,261	78,036
Land, buildings and leasehold improvements	23,948	23,781
Furniture and other equipment	13,294	12,419
Projects in progress	5,589	6,372

	144,616	138,877
Less: accumulated depreciation and amortization	(92,312)	(85,529)

Total property and equipment, net	$52,304	$53,348

NOTE 5—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	June 30, 2013	December 31, 2012
Revolving credit facility (interest rate of 1.95% at June 30, 2013 and 1.97% at December 31, 2012)	$215,000	$260,000

Total long-term debt	$215,000	$260,000

Credit Facility

        On June 21, 2012, we entered into an amended and restated credit agreement (the "Amended Credit Agreement") which, among other things (1) provides for a $500 million revolving credit facility, (2) extends the maturity of the credit facility to June 21, 2017, (3) provides for an interest rate on borrowings, commitment fees and letter of credit fees based on our consolidated leverage ratio, and (4) may be increased to up to $700 million, subject to certain conditions. As of June 30, 2013, there was $215.0 million outstanding on the revolving credit facility. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the Amended Credit Agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on our consolidated leverage ratio. As of June 30, 2013, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The revolving credit facility has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% per annum based on our consolidated leverage ratio and as of June 30, 2013, the commitment fee was 0.275%.

        Pursuant to the Amended Credit Agreement, all obligations under the revolving credit facility are unconditionally guaranteed by ILG and certain of its subsidiaries. Borrowings are further secured by

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

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

        The Amended Credit Agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Amended Credit Agreement, of 3.50 through December 31, 2013 and 3.25 thereafter. Additionally, we are required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement, of 3.0. As of June 30, 2013, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 1.16 and 17.27, respectively.

Debt Issuance Costs

        In connection with entering into the Amended Credit Agreement, we incurred $3.9 million of lender and third-party debt issuance costs. As of June 30, 2013 and December 31, 2012, total unamortized debt issuance costs on outstanding debt were $3.1 million, net of $0.8 million of accumulated amortization, and $3.5 million, net of $0.4 million of accumulated amortization, respectively, which were included in "Other non-current assets" in our consolidated balance sheets. Debt issuance costs are amortized to "Interest expense" on a straight-line basis for our Amended Credit Agreement.

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

JUNE 30, 2013

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

        As of June 30, 2013, the fair value of the remaining contingent consideration was $1.7 million, an increase of $0.5 million from December 31, 2012, of which $0.3 million is due to revisions to the estimated earnings used in our calculation of the fair value of the contingent consideration and $0.2 million is due to the accretion of interest. The revision to estimated earnings and the accretion of interest have been reflected in "General and administrative expense" and "Interest expense", respectively, in our consolidated statements of income. The total contingent consideration of $1.7 million is included in "Accrued expenses and other current liabilities" in our consolidated balance sheet as of June 30, 2013.

        As a measure of sensitivity, a change of 10% to all of the aforementioned Level 3 inputs would have resulted in a change to the estimated contingent consideration liability pertaining to this acquisition of between $0.9 million (favorable) or $0.1 million (unfavorable) as of June 30, 2013. There have been no transfers of inputs used in measuring fair value between the three tiers within the fair value hierarchy since December 31, 2012.

Fair Value of Financial Instruments

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

instruments during the three and six months ended June 30, 2013. Our financial instruments include guarantees, letters of credit and surety bonds.

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$108,999	$108,999	$101,162	$101,162
Restricted cash and cash equivalents	$9,450	$9,450	$7,348	$7,348
Financing receivable	—	—	$9,876	$9,876
Total debt	$(215,000)	$(215,000)	$(260,000)	$(260,000)
Guarantees, surety bonds and letters of credit	N/A	$(32,461)	N/A	$(36,747)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have original maturities of three months or less. Under the fair value hierarchy established in ASC 820, cash and cash equivalents and restricted cash and cash equivalents are stated at fair value based on quoted prices in active markets for identical assets (Level 1). As of December 31, 2012, the financing receivable was presented in our consolidated balance sheets within "Other non-current assets" and pertained to a secured real estate related loan issued to a third party in 2012 with an original maturity in 2015. During the first quarter 2013, the loan was repaid in full at 100% of the original principal amount plus accrued interest. The carrying value at December 31, 2012 of this financing receivable approximated fair value through inputs inherent to the originating value of the loan, such as interest rates and ongoing credit risk accounted for through non-recurring adjustments for estimated credit losses as necessary (Level 2). The stated interest rate on this loan was comparable to market rate. Interest was recognized within our "Interest income" line item in our consolidated statements of income for the six months ended June 30, 2013 and 2012.

        The carrying value of the outstanding balance under our $500 million revolving credit facility approximates fair value as of June 30, 2013 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

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

NOTE 7—STOCKHOLDERS' EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At June 30, 2013, there were 59.0 million shares of ILG common stock issued, of which 57.4 million are outstanding with 1.7 million shares held as treasury stock. At December 31, 2012, there were

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 7—STOCKHOLDERS' EQUITY (Continued)

58.6 million shares of ILG common stock issued, of which 56.9 million were outstanding with 1.7 million shares held as treasury stock.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of June 30, 2013 and December 31, 2012. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

Dividend Declared

        In May 2013, our Board of Directors declared a quarterly dividend payment of $0.11 per share to shareholders of record on June 4, 2013. On June 18, 2013, a cash dividend of $6.3 million was paid.

        In August 2013, our Board of Directors declared a $0.11 per share dividend payable September 18, 2013 to shareholders of record on September 4, 2013.

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

        There were no repurchases of common stock during the year ended December 31, 2012 and the six months ended June 30, 2013. As of June 30, 2013, the remaining availability for future repurchases of our common stock was $4.1 million.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 7—STOCKHOLDERS' EQUITY (Continued)

Accumulated Other Comprehensive Loss

        Pursuant to final guidance issued by the FASB in February of 2013, entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL for ILG, including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the six months ended June 30, 2013, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments as disclosed in our accompanying consolidated statements of comprehensive income.

NOTE 8—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to Internal Revenue Service ("IRS") restrictions. Matching contributions for the ILG plan were approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2013, respectively, and approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2012, respectively. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 39,525 share units were outstanding at June 30, 2013. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

NOTE 9—STOCK-BASED COMPENSATION

        On May 21, 2013, ILG adopted the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan to replace the ILG 2008 Stock and Annual Incentive Plan. Both plans provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. Each RSU is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. We grant awards subject to graded vesting (i.e. portions of the award vest at different times during the vesting period) or to cliff vesting (i.e. all awards vest at the end of the vesting period). In addition, certain RSUs are subject to attaining specific performance criteria.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        ILG recognizes non-cash compensation expense for all RSUs held by ILG's employees. For RSUs to be settled in stock, the accounting charge is measured at the grant date as the fair value of ILG common stock and expensed as non-cash compensation over the vesting term using the straight-line basis for service awards and the accelerated basis for performance-based awards with graded vesting. Certain cliff vesting awards contain performance criteria which are tied to anticipated future results of operations in determining the fair value of the award, while other cliff vesting awards with performance criteria are tied to the achievement of certain market conditions. This value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock, as compensation expense.

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

        Under the ILG 2013 Stock and Incentive Compensation Plan, the maximum aggregate number of shares of common stock reserved for issuance as of adoption is 4.1 million shares, less one share for every share granted under any prior plan after December 31, 2012. As of June 30, 2013, ILG has 3.4 million shares available for future issuance under the 2013 Stock and Incentive Compensation Plan.

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

        For the 2013 and 2012 RSUs subject to relative total shareholder return performance criteria, the number of RSUs that may ultimately be awarded depends on whether the market condition is achieved. We used a Monte Carlo simulation analysis to estimate a $29.61 for 2013 and $17.34 for 2012 per unit grant date fair value for these performance based RSUs. This analysis estimates the total shareholder return ranking of ILG as of the grant date relative to two peer groups, approved by the Compensation Committee, over the remaining performance period. The expected volatility of ILG's common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        Non-cash compensation expense related to RSUs for the three months ended June 30, 2013 and 2012 was $2.6 million and $3.1 million, respectively. For the six months ended June 30, 2013 and 2012, non-cash compensation expense related to RSUs was $5.1 million and $6.2 million, respectively. At June 30, 2013, there was approximately $19.8 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 2.1 years.

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

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of sales	$164	$151	$358	$316
Selling and marketing expense	292	252	614	529
General and administrative expense	2,131	2,689	4,172	5,324

Non-cash compensation expense	$2,587	$3,092	$5,144	$6,169

        The following table summarizes RSU activity during the six months ended June 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	1,569	$13.29
Granted	700	20.73
Vested	(687)	11.63
Forfeited	(13)	18.10

Non-vested RSUs at June 30	1,569	$17.29

        In connection with the acquisition of Aston by ILG in 2007, a member of Aston's management purchased a noncontrolling interest in Aston and, additionally, was granted non-voting restricted common equity. This award was granted on May 31, 2007 and was initially measured at fair value, which was amortized over the vesting period. This award vests ratably over four and a half years, or earlier based upon the occurrence of certain prescribed events. These shares are subject to a put right

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

by the holder and a call right by ILG, which became exercisable for the first time in the first quarter of 2013 for a period of 60 days subsequent to the filing of our 2012 Annual Report on Form 10-K and is exercisable annually thereafter.

        The value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of Aston. The initial value of the preferred interest was equal to the acquisition price of Aston. The preferred interest accretes at a 10% annual rate. Upon exercise of the put or call, the consideration payable can be denominated in ILG shares, cash or a combination thereof at ILG's option. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price. As of June 30, 2013, the estimated redemption value of this redeemable interest is lower than the current carrying value on our consolidated balance sheet. Consequently, pursuant to the applicable accounting guidance, no adjustment to the balance of this noncontrolling interest was recorded for the six months ended June 30, 2013.

NOTE 10—INCOME TAXES

        ILG calculates its interim income tax provision in accordance with ASC 740, "Income Taxes." At the end of each interim period, ILG makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of a change in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

        For the three and six months ended June 30, 2013, ILG recorded an income tax provision for continuing operations of $12.8 million and $28.6 million, respectively, which represents effective tax rates of 38.4% and 38.6% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three and six months ended June 30, 2013, the effective tax rate increased due to the shift in the projections of the proportion of income earned and taxed between the various jurisdictions, partially offset by the U.S. tax consequences of foreign operations and the decrease during the first quarter of 2013 in unrecognized tax benefits associated with the expiration of the statute of limitations related to foreign taxes.

        For the three and six months ended June 30, 2012, ILG recorded an income tax provision for continuing operations of $5.7 million and $14.3 million, respectively, which represents effective tax rates of 36.3% and 36.1% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three and six months ended June 30, 2012, the effective tax rate decreased due to other income tax items, the most significant of which related to the tax impact of ILG's ability and intention to redeem the senior notes and the decrease during the first quarter of 2012 in unrecognized tax benefits associated with the expiration of the statute of limitations related to foreign taxes.

        As of June 30, 2013 and December 31, 2012, ILG had unrecognized tax benefits of $1.6 million and $0.7 million, respectively, which if recognized, would favorably affect the effective tax rate. There were no material increases or decreases in unrecognized tax benefits for the three months ended June 30, 2013. During the six months ended June 30, 2013, the unrecognized tax benefits increased by a net amount of approximately $0.9 million during the first quarter of 2013 as a result of an increase of approximately $1.1 million related to state income tax items offset by approximately $0.2 million related to the decrease in unrecognized tax benefits as a result of the expiration of the statute of limitations related to foreign taxes. The increase of $1.1 million for state income tax items did not have an overall impact on the effective tax rate as it is entirely offset by a related state refund claim filed during the first quarter of 2013.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and six months ended June 30, 2013. During the six months ended June 30, 2013, interest and penalties decreased by approximately $0.2 million during the first quarter of 2013 as a result of the expiration of the statute of limitations related to foreign taxes. As of June 30, 2013, ILG had accrued $0.4 million for interest and penalties.

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

        ILG has routinely been under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

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

        The IRS has substantially completed its review of IAC's consolidated tax returns for the years ended December 31, 2001 through 2009, which includes our operations from September 24, 2002, our date of acquisition by IAC, until the spin-off in August 2008. The settlement has been submitted to the Joint Committee of Taxation for approval. The statute of limitations for the years 2001 through 2009 has been extended to June 30, 2014. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2006. No other open tax years are currently under examination by the IRS or any state and local jurisdictions.

        During 2012, the U.K. Finance Act of 2012 was enacted, which further reduced the U.K. corporate income tax rate to 24%, effective April 1, 2012 and 23%, effective April 1, 2013. The impact of the U.K. rate reduction to 24% and 23%, which reduced our U.K. net deferred tax asset and increased income tax expense, was reflected in the reporting period when the law was enacted. The change in the corporate tax rate initially negatively impacted income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreases; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

NOTE 11—SEGMENT INFORMATION

Segment Information

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Membership and Exchange
Revenue	$95,517	$89,726	$197,612	$190,633
Cost of sales	22,780	22,720	48,237	47,846

Gross profit	72,737	67,006	149,375	142,787
Selling and marketing expense	13,229	13,275	26,054	26,127
General and administrative expense	22,208	21,915	42,693	44,141
Amortization expense of intangibles	337	5,420	674	10,840
Depreciation expense	3,367	2,951	6,686	6,014

Segment operating income	$33,596	$23,445	$73,268	$55,665

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Management and Rental
Management fee revenue	$14,172	$13,615	$31,617	$26,048
Pass-through revenue	15,294	15,327	30,635	28,726

Total revenue	29,466	28,942	62,252	54,774
Cost of sales	20,641	20,541	41,560	38,206

Gross profit	8,825	8,401	20,692	16,568
Selling and marketing expense	1,043	993	1,953	1,914
General and administrative expense	6,019	5,065	11,839	8,265
Amortization expense of intangibles	1,559	1,869	3,234	3,492
Depreciation expense	329	271	674	514

Segment operating income (loss)	$(125)	$203	$2,992	$2,383

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated
Revenue	$124,983	$118,668	$259,864	$245,407
Cost of sales	43,421	43,261	89,797	86,052

Gross profit	81,562	75,407	170,067	159,355
Direct segment operating expenses	48,091	51,759	93,807	101,307

Operating income	$33,471	$23,648	$76,260	$58,048

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

        Selected financial information by reporting segment is presented below (in thousands):

	June 30, 2013	December 31, 2012
Total Assets:
Membership and Exchange	$788,267	$789,451
Management and Rental	116,332	117,469

Total	$904,599	$906,920

Geographic Information

        We conduct operations through offices in the U.S. and 16 other countries. For the six months ended June 30, 2013, revenue is sourced from over 100 countries worldwide. Other than the United States, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the three and six months ended June 30, 2013 and 2012.

        Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented in the table below (in thousands). Amounts in the proceeding table representing revenue sourced from the United States versus all other countries for the three and six months ended June 30, 2012 have been reclassified to conform to current period presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
United States	$103,127	$96,160	$212,470	$197,698
All other countries(a)	21,856	22,508	47,394	47,709

Total	$124,983	$118,668	$259,864	$245,407

(a)
Includes countries within the following continents: Africa, Asia, Australia, Europe, North America and South America.

	June 30, 2013	December 31, 2012
Long-lived assets (excluding goodwill and other intangible assets):
United States	$50,133	$51,059
All other countries	2,171	2,289

Total	$52,304	$53,348

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

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

        Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. At June 30, 2013, guarantees, surety bonds and letters of credit totaled $32.5 million, with the highest annual amount of $13.8 million occurring in year one. The total includes maximum exposure under guarantees of $29.3 million, which primarily relates to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the management activities of Aston, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other party. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of June 30, 2013, future amounts are not expected to be significant, individually or in the aggregate.

        The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of June 30, 2013, amounts pending reimbursements are not significant.

European Union Value Added Tax Matter

        In 2009, the European Court of Justice issued a judgment related to Value Added Tax ("VAT") in Europe against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and altered the manner in which the Membership and Exchange segment accounts for VAT on its revenues as well as to which EU country VAT is owed. As of June 30, 2013 and December 31, 2012, ILG had an accrual of $2.8 million and $4.5 million, respectively, representing the net exposure of any VAT reclaim refund receivable and accrued VAT liabilities related to this matter. The net change in the accrual from

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

December 31, 2012 primarily relates to a $1.1 million decrease due to the change in estimate primarily to update the periods for which the accrued VAT liabilities are due and to refine the VAT accrual calculation for certain other countries, $0.5 million in payments, as well as the effect of foreign currency remeasurements. The change in estimate resulted in favorable adjustments to our consolidated statements of income for the three and six months ended June 30, 2013. Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $2.8 million up to approximately $4.1 million based on quarter-end exchange rates. ILG believes that the $2.8 million accrual at June 30, 2013 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

NOTE 13—SUBSEQUENT EVENT

        In August 2013, Interval Leisure Group and its subsidiary, VRI Europe Limited, entered into a definitive agreement with CLC World Resorts and Hotels (CLC). VRI Europe Limited will purchase the European shared ownership management business of CLC, for approximately £56 million (or approximately $85.6 million) in cash (subject to adjustment for working capital, actual 2013 results and other specified items) and issuance to CLC of shares totaling 24.5% of VRI Europe Limited. The closing is expected to take place on or prior to November 1, 2013 subject to satisfaction of the following conditions and regulatory requirements: (1) the transfer of certain licenses in Europe, (2) the warranties and covenants of the sellers have not been breached or other occurrence, in each case that could have a material adverse effect on the business and (3) other customary closing conditions. In connection with this arrangement, ILG will issue a convertible secured loan for approximately $14.4 million to CLC which matures in five years with interest payable monthly.

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

        Actual results could differ materially from those contained in the forward-looking statements included in this quarterly report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for, or insolvency of developers; consolidation of developers; decreased demand from prospective purchasers of vacation interests; travel-related health concerns; changes in our senior management; regulatory changes; our ability to compete effectively and successfully add new products and services; our ability to successfully manage and integrate acquisitions; impairment of assets; the restrictive covenants in our revolving credit facility; adverse events or trends in key vacation destinations; business interruptions in connection with our technology systems; ability of managed homeowners associations to collect sufficient maintenance fees; third parties not repaying advances or extensions of credit; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of our 2012 Annual Report on Form 10-K and in Part II of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

GENERAL

        The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three and six months ended June 30, 2013. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this report as well as our 2012 Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). This discussion includes the following sections:

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

Membership and Exchange Services

        Interval, the principal business comprising our Membership and Exchange segment, has been a leader in the membership and exchange services industry since its founding in 1976. As of June 30, 2013, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

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

Management and Rental Services

        We also provide management and rental services to hotels as well as condominium and timeshare resorts and their homeowners associations through Aston, Vacation Resorts International, or VRI, and Trading Places International, or TPI. Such vacation properties and hotels are not owned by us. Aston is based in Hawaii and concentrates largely on hotel and condominium resort management primarily in Hawaii, as well as vacation property rental and related services (including common area and owner association management services for condominium projects). TPI provides property management, vacation rental and homeowners association management services to timeshare resorts in the United States, Canada and Mexico. On February 28, 2012, we acquired VRI, a non-developer provider of resort and homeowners association management services to the shared ownership industry.

        As of June 30, 2013, the businesses that comprise our Management and Rental segment provided management and rental services at over 200 vacation properties, resorts and club locations in North America as well as more limited management services to certain additional properties.

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

International Operations

        International revenue decreased in the three and six months ended June 30, 2013 by 2.9% and 0.7%, respectively, compared to the same periods in 2012. As a percentage of our total revenue, international revenue decreased in the three and six months ended June 30, 2013 to 17.5% and 18.2%, respectively, from 19.0% and 19.4% compared to the same periods in 2012. The decrease in international revenue as a percentage of total revenue is largely attributable to the February 2012 acquisition of VRI which operates entirely in the United States.

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

        Our 2013 results to-date continue to be negatively affected by a shift in the percentage mix of our membership base from traditional, direct renewal members to corporate members who are renewed directly by the respective developer and tend to have a lower propensity to transact with us. Membership mix as of June 30, 2013 included 60.7% traditional and 39.3% corporate members, compared to 62.9% and 37.1%, respectively, as of June 30, 2012. Consequently, where possible, we structure our corporate membership arrangements to include reservation servicing and/or other revenue streams to mitigate the anticipated lower transaction propensity.

Management and Rental

        Our Management and Rental segment results are susceptible to variations in economic conditions, particularly in its largest market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii increased 4.1% and 5.6% for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year. The increase in visitors correlates with an overall increase of 9.5% and 12.0% in revenue per available room ("RevPAR") in Hawaii for the three and six months ended June 30, 2013 compared to the same periods in 2012. The increases in RevPAR in Hawaii were driven by higher average daily rates.

        As of the latest forecast (May 2013), the Hawaii Department of Business, Economic Development and Tourism forecasts increases of 4.3% in visitors to Hawaii and 5.6% in visitor expenditures in 2013 over 2012.

Business Acquisition

        On February 28, 2012, we acquired VRI, a non-developer provider of resort and homeowners association management services to the shared ownership industry. VRI was consolidated into our financial statements as of the acquisition date and the financial effect of this acquisition was not material to our consolidated financial statements; however, the year-over-year comparability for the six month period ending June 30, 2013 was affected as further discussed in our Results of Operations section.

Correction of an Immaterial Prior Period Item

        During the current quarter, we identified an immaterial net understatement of membership revenue, related membership expenses, and income for the period commencing January 1, 2011 through March 31, 2013. In accordance with ASC 250, "Accounting Changes and Error Corrections," we assessed the materiality of the net understatement, both quantitatively and qualitatively, and concluded it is not material to any of our previously issued or current year financial statements. The out of period correction of this item resulted in the recognition of $4.1 million of membership revenue and $0.6 million of certain membership expenses in the three and six month periods ended June 30, 2013. Consequently, operating income and net income for the three and six months ended June 30, 2013 was increased by $3.5 million and $2.1 million, respectively, or $0.04 of diluted earnings per share.

Outlook

        The vacation ownership industry remains in a period of transition that resulted in the bankruptcy, restructuring and consolidation of developers as well as continued modifications to their business models. We expect additional consolidation and reorganizations within the industry. Additionally, we anticipate continued margin compression and increased competition in our membership and exchange business.

        For the Management and Rental segment, we expect Aston's RevPAR to continue to show year-over-year improvement as its largest market, Hawaii, continues its tourism recovery and benefits from increases in airlift into the island chain; however, increases in the cost of a Hawaiian vacation may negatively impact visitor arrivals and temper growth.

        In August 2013, Interval Leisure Group and its subsidiary, VRI Europe Limited, entered into a definitive agreement with CLC World Resorts and Hotels (CLC). VRI Europe Limited will purchase the European shared ownership management business of CLC, for approximately £56 million (or approximately $85.6 million) in cash (subject to adjustment for working capital, actual 2013 results and other specified items) and issuance to CLC of shares totaling 24.5% of VRI Europe Limited. The closing is expected to take place on or prior to November 1, 2013 subject to satisfaction of the following conditions and regulatory requirements: (1) the transfer of certain licenses in Europe, (2) the warranties and covenants of the sellers have not been breached or other occurrence, in each case that could have a material adverse effect on the business and (3) other customary closing conditions. In connection with this arrangement, ILG will issue a convertible secured loan for approximately $14.4 million to CLC which matures in five years with interest payable monthly. Subsequent to the closing of this transaction, we expect the year-over-year comparability of the results of our operations to be affected.

RESULTS OF OPERATIONS

Revenue

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

	Three Months Ended June 30,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$50,174	2.2%	$49,082
Membership fee revenue	36,819	13.2%	32,535
Ancillary member revenue	1,811	3.8%	1,744

Total member revenue	88,804	6.5%	83,361
Other revenue	6,713	5.5%	6,365

Total Membership and Exchange revenue	95,517	6.5%	89,726

Management and Rental
Management fee and rental revenue	14,172	4.1%	13,615
Pass-through revenue	15,294	(0.2)%	15,327

Total Management and Rental revenue	29,466	1.8%	28,942

Total revenue	$124,983	5.3%	$118,668

        Revenue for the three months ended June 30, 2013 increased $6.3 million, or 5.3%, from the comparable period in 2012. Membership and Exchange segment revenue increased $5.8 million, or 6.5%, and Management and Rental segment revenue increased $0.5 million, or 1.8%, in the quarter compared to 2012.

Membership and Exchange

        The $5.8 million increase in Membership and Exchange segment revenue during the second quarter of 2013 includes a correction of an immaterial prior period net understatement amounting to $4.1 million (the "prior period item") as discussed in Note 2 of the accompanying notes to our consolidated financial statements.

        Excluding the impact of the prior period item, Membership and Exchange revenue increased $1.7 million, or 1.9%, in the second quarter of 2013 compared to 2012. This increase is primarily driven by an increase in transaction revenue of $1.1 million, as well as an increase in other revenue of $0.3 million. The rise in transaction revenue is mainly related to higher revenue from exchanges and Getaways of $0.7 million and increases in other transaction related fees and reservation servicing revenue of $0.3 million and $0.1 million, respectively. Higher transaction revenue from exchanges and Getaways was due to a 1.7% increase in average fee per transaction, partially offset by slight decreases in exchange and Getaway transaction volumes. Lower transaction volume is related to the continued shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity. Other revenue consists primarily of revenue generated from non-Interval Network activities and other membership programs.

        Total active members in the Interval Network at June 30, 2013 decreased 2.1% to approximately 1.82 million members as compared to approximately 1.86 million members at June 30, 2012. Despite the decrease in total active members, greater adoption of Platinum and Club Interval products bolstered year-over-year membership fee revenue during the period. Overall Interval Network average revenue per member was $48.59 for the second quarter of 2013 which was 7.7% higher over the prior year. Excluding the impact of the prior period item, average revenue per member in the current quarter increased 2.8% over the prior year.

Management and Rental

        The increase of $0.6 million, or 4.1%, in management fee and rental revenue was primarily driven by higher fee income earned from managed hotel and condominium resort properties at Aston of $0.4 million, or 6.5%, in the second quarter of 2013 due to a 9.9% increase in RevPAR to $129.17 driven by an 11.2% higher average daily rate, partly offset by a 1.2% drop in occupancy rates during the quarter compared to prior year.

        Pass-through revenue represents reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners association without mark-up. Pass-through revenue for the second quarter of 2013 was consistent with the prior year.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

	Six Months Ended June 30,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$111,322	1.0%	$110,233
Membership fee revenue	70,183	7.8%	65,134
Ancillary member revenue	3,736	NM	3,735

Total member revenue	185,241	3.4%	179,102
Other revenue	12,371	7.3%	11,531

Total Membership and Exchange revenue	197,612	3.7%	190,633

Management and Rental
Management fee and rental revenue	31,617	21.4%	26,048
Pass-through revenue	30,635	6.6%	28,726

Total Management and Rental revenue	62,252	13.7%	54,774

Total revenue	$259,864	5.9%	$245,407

        Revenue for the six months ended June 30, 2013 increased $14.5 million, or 5.9%, from the comparable period in 2012. Membership and Exchange segment revenue increased $7.0 million, or 3.7%, in the period compared to the prior year and Management and Rental segment revenue increased $7.5 million, or 13.7%, from 2012.

Membership and Exchange

        Membership and Exchange revenue increased $7.0 million, or 3.7%, in first six months of 2013 compared to 2012 which includes $4.1 million relating to the prior period item. Excluding the impact of the prior period item, Membership and Exchange revenue increased $2.9 million, or 1.5%, in the 2013 period compared to 2012. This increase is primarily driven by increases in transaction revenue of $1.1 million and membership fee revenue of $1.0 million, coupled with a rise in other revenue of $0.8 million. The rise in transaction revenue is mainly related to higher revenue from exchanges and Getaways of $0.6 million and increases in other transaction related fees and reservation servicing revenue of $0.3 million and $0.1 million, respectively. Higher transaction revenue from exchanges and Getaways was due to a 1.3% increase in average fee per transaction, partially offset by a 0.7% decrease in exchange and Getaway transaction volume. Lower transaction volume is related to the continued

shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity. Other revenue consists primarily of revenue generated from non-Interval Network activities and other membership programs. Excluding the prior period item, the increase of $1.0 million in membership fee revenue in 2013 compared to 2012 is mainly a result of greater adoption of Platinum and Club Interval products which has bolstered year-over-year membership fee revenue.

        The increase in other revenue for the current period is primarily attributable to an increase in non-member vacation rentals coupled with stronger sales from our other membership programs outside of the Interval Network and higher sales of marketing materials. Overall Interval Network average revenue per member was $101.39 in 2013, which was higher by 4.1% over the prior year period. Excluding the impact of the prior period item, average revenue per member in 2013 increased 1.8% over 2012.

Management and Rental

        The increase of $5.6 million, or 21.4%, in management fee and rental revenue includes $4.3 million of incremental VRI management fee revenue subsequent to our February 2012 acquisition. Fee income earned from managed hotel and condominium resort properties at Aston increased $1.1 million, or 8.1%, in the first half of 2013 due to a 12.9% increase in RevPAR to $147.39 driven by a 13.0% higher average daily rate during the six month period compared to prior year.

        The increase in pass-through revenue of $1.9 million, or 6.6%, in the first half of 2013 is principally related to our acquisition of VRI.

Cost of Sales

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

	Three Months Ended June 30,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange	$22,780	0.3%	$22,720
Management and Rental
Management fee and rental expenses	5,347	2.6%	5,214
Pass-through expenses	15,294	(0.2)%	15,327

Total Management and Rental cost of sales	20,641	0.5%	20,541

Total cost of sales	$43,421	0.4%	$43,261

As a percentage of total revenue	34.7%	(4.7)%	36.5%
As a percentage of total revenue excluding prior period item	35.8%	(1.7)%	36.5%
As a percentage of total revenue excluding pass-through revenue	39.6%	(5.4)%	41.9%
Gross margin	65.3%	2.7%	63.5%
Gross margin excluding prior period item	64.2%	1.0%	63.5%
Gross margin without pass-through revenue/expenses	74.4%	1.9%	73.0%

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

        Cost of sales in the second quarter of 2013 increased $0.2 million from 2012, consisting of an increase of $0.1 million each from our Membership and Exchange and Management and Rental segments. Overall gross margin, adjusted to exclude the impact of the prior period item, increased by 62 basis points to 64.2% this quarter compared to 2012.

        Gross margin for the Membership and Exchange segment in the second quarter of 2013, adjusted to exclude the impact of the prior period item, was relatively consistent when compared to the prior year. Cost of sales for this segment was relatively in-line with the prior periods, increasing $0.1 million, or 0.3%.

        Cost of sales for our Management and Rental segment was relatively consistent with the prior period. Gross margin for this segment increased by 92 basis points to 29.9% in the second quarter of 2013 compared to 2012. Our Management and Rental segment has lower gross margins than our Membership and Exchange segment largely due to the effect of pass-through revenue. Excluding the effect of pass-through revenue, gross margin for this segment increased by 57 basis points to 62.3% during the quarter compared to the prior year.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

	Six Months Ended June 30,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange	$48,237	0.8%	$47,846
Management and Rental
Management fee and rental expenses	10,925	15.2%	9,480
Pass-through expenses	30,635	6.6%	28,726

Total Management and Rental cost of sales	41,560	8.8%	38,206

Total cost of sales	$89,797	4.4%	$86,052

As a percentage of total revenue	34.6%	(1.5)%	35.1%
As a percentage of total revenue excluding prior period item	35.1%	NM	35.1%
As a percentage of total revenue excluding pass-through revenue	39.2%	(1.4)%	39.7%
Gross margin	65.4%	0.8%	64.9%
Gross margin excluding prior period item	64.9%	NM	64.9%
Gross margin without pass-through revenue/expenses	74.2%	0.9%	73.5%

        Cost of sales increased $3.7 million, or 4.4%, in the first half of 2013 compared to 2012, consisting of an increase of $0.4 million from our Membership and Exchange segment and $3.4 million from our Management and Rental segment. Excluding the impact of the prior period item, overall gross margin of 64.9% remained consistent year-over-year.

        Gross margin for the Membership and Exchange segment in the first half of 2013 was relatively consistent when compared to the prior year. Cost of sales for this segment increased $0.4 million, or 0.8%, primarily due to an increase of $0.8 million in purchased inventory expense, partly offset by certain cost savings pertaining to our call center and membership fulfillment activities. The increase in purchased inventory expense was due to a higher proportion of purchased inventory utilized during 2013, coupled with an increase in the average cost per unit of this purchased inventory.

        The increase of $3.4 million in cost of sales from the Management and Rental segment was primarily attributable to an increase of $1.9 million in segment pass-through revenue and of $1.0 million in other incremental expenses related to VRI. Gross margin for this segment increased by 299 basis points to 33.2% in the first half of 2013 compared to 2012. Excluding the effect of pass-through revenue, gross margin for this segment increased by 184 basis points to 65.4% during 2013 compared to the prior year.

Selling and marketing expense

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

	Three Months Ended June 30,
	2013	% Change	2012
	(Dollars in thousands)
Selling and marketing expense	$14,272	NM	$14,268
As a percentage of total revenue	11.4%	(5.0)%	12.0%
As a percentage of total revenue excluding prior period item	11.5%	(4.6)%	12.0%
As a percentage of total revenue excluding pass-through revenue	13.0%	(5.8)%	13.8%

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

        Selling and marketing expense in the second quarter of 2013 remained relatively in-line with 2012. Excluding the impact of the prior period item, as a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 55 and 67 basis points, respectively, during the second quarter of 2013 compared to the prior year.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

	Six Months Ended June 30,
	2013	% Change	2012
	(Dollars in thousands)
Selling and marketing expense	$28,007	NM	$28,041
As a percentage of total revenue	10.8%	(5.7)%	11.4%
As a percentage of total revenue excluding prior period item	10.8%	(5.5)%	11.4%
As a percentage of total revenue excluding pass-through revenue	12.2%	(5.6)%	12.9%

        Selling and marketing expense for the first half of 2013 remained relatively in-line with 2012. Excluding the impact of the prior period item, as a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 63 and 68 basis points, respectively, during 2013 compared to the prior year.

General and administrative expense

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

	Three Months Ended June 30,
	2013	% Change	2012
	(Dollars in thousands)
General and administrative expense	$28,227	4.6%	$26,980
As a percentage of total revenue	22.6%	(0.7)%	22.7%
As a percentage of total revenue excluding prior period item	23.3%	2.4%	22.7%
As a percentage of total revenue excluding pass-through revenue	25.7%	(1.4)%	26.1%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, as well as facilities costs, fees for professional services and other company-wide benefits.

        General and administrative expense in the second quarter of 2013 increased $1.2 million from 2012 primarily due to higher professional fees of $1.3 million. The increase in professional fees primarily related to IT initiatives and to accounting and legal services provided largely in connection with the anticipated purchase of 75.5% of the European shared ownership management business of CLC. Additionally, during the quarter we experienced lower non-cash compensation expense of $0.6 million which was largely offset by an increase in other compensation and employee-related costs.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

	Six Months Ended June 30,
	2013	% Change	2012
	(Dollars in thousands)
General and administrative expense	$54,532	4.1%	$52,406
As a percentage of total revenue	21.0%	(1.7)%	21.4%
As a percentage of total revenue excluding prior period item	21.3%	(0.3)%	21.4%
As a percentage of total revenue excluding pass-through revenue	23.8%	(1.6)%	24.2%

        General and administrative expense in the first half of 2013 increased $2.1 million from 2012, primarily due to incremental expenses of $1.8 million from the addition of VRI, higher professional fees of $1.4 million, unfavorable net changes of $0.4 million related to the retirement/disposal of certain assets and of $0.3 million related to the estimated fair value of contingent consideration for an acquisition. These cost increases were partly offset by lower overall compensation and other employee related costs of $1.6 million, excluding VRI.

        The $1.4 million increase in professional fees primarily related to IT initiatives and to accounting and legal services provided largely in connection with the anticipated purchase of 75.5% of the European shared ownership management business of CLC.

        The $1.6 million decrease in overall compensation and other employee-related costs, excluding VRI, was primarily due to a decrease of $1.2 million in non-cash compensation expense mainly due to certain awards vesting fully during the third quarter of 2012 through the first quarter of 2013 which was partially offset by the incremental expense related to new awards granted in the first quarter of 2013, higher capitalized internal labor costs of $1.0 million pertaining to internally developed software, and $0.4 million of lower health and welfare insurance expense primarily resulting from a drop in self-insured claim activity during 2013 compared to prior year. These decreases were partly offset by higher salary and incentive related compensation.

        Excluding the impact of the prior period item, as a percentage of total revenue and total revenue excluding pass-through revenue, general and administrative expense during the first half of 2013 was in-line with the prior year.

Amortization Expense of Intangibles

For the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
	(Dollars in thousands)			(Dollars in thousands)
Amortization expense of intangibles	$1,896	(74.0)%	$7,289	$3,908	(72.7)%	$14,332
As a percentage of total revenue	1.5%	(75.3)%	6.1%	1.5%	(74.2)%	5.8%
As a percentage of total revenue excluding prior period item	1.6%	(74.5)%	6.1%	1.5%	(73.8)%	5.8%
As a percentage of total revenue excluding pass-through revenue	1.7%	(75.5)%	7.1%	1.7%	(74.2)%	6.6%

        Amortization expense of intangibles for the three and six months ended June 30, 2013 decreased $5.4 million and $10.4 million, respectively, from the comparable period in 2012 primarily due to certain intangible assets related to our acquisition by IAC in 2002 being fully amortized by the end of the third quarter of 2012, partly offset by the incremental amortization expense in the six month period of 2013 pertaining to intangible assets resulting from the acquisition of VRI in February 2012.

Depreciation Expense

For the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
	(Dollars in thousands)			(Dollars in thousands)
Depreciation expense	$3,696	14.7%	$3,222	$7,360	12.7%	$6,528
As a percentage of total revenue	3.0%	8.9%	2.7%	2.8%	6.5%	2.7%
As a percentage of total revenue excluding prior period item	3.1%	12.6%	2.7%	2.9%	8.2%	2.7%
As a percentage of total revenue excluding pass-through revenue	3.4%	8.1%	3.1%	3.2%	6.6%	3.0%

        Depreciation expense for the three and six months ended June 30, 2013 increased $0.5 million and $0.8 million, respectively, over the comparable 2012 period largely due to additional depreciable assets being placed in service subsequent to March 31, 2012. These depreciable assets pertain primarily to software and related IT hardware, as well as certain website development costs.

Operating Income

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

	Three Months Ended June 30,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange	$33,596	43.3%	$23,445
Management and Rental	(125)	(161.6)%	203

Total operating income	$33,471	41.5%	$23,648

As a percentage of total revenue	26.8%	34.4%	19.9%
As a percentage of total revenue excluding prior period item	24.8%	24.4%	19.9%
As a percentage of total revenue excluding pass-through revenue	30.5%	33.3%	22.9%

        Operating income in the second quarter of 2013 increased $9.8 million from the comparable period in 2012, consisting of an increase of $10.2 million from our Membership and Exchange segment and a decrease of $0.3 million from our Management and Rental segment.

        Operating income for our Membership and Exchange segment increased $10.2 million to $33.6 million in the second quarter compared to prior year. Excluding the $3.5 million impact related to the prior period item, operating income for this segment increased $6.7 million. This increase was primarily driven by $5.1 million of lower amortization expense of intangibles and by an increase in revenue that resulted in higher gross profit of $1.8 million.

        The $0.3 million decrease in operating income at our Management and Rental segment is a result of higher general and administrative expense of $1.0 million in the quarter primarily due to an increase in professional fees largely related to the anticipated purchase of 75.5% of the European shared ownership management business of CLC, partly offset by stronger gross profit contribution on a quarter-over-quarter basis.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

	Six Months Ended June 30,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange	$73,268	31.6%	$55,665
Management and Rental	2,992	25.6%	2,383

Total operating income	$76,260	31.4%	$58,048

As a percentage of total revenue	29.3%	24.1%	23.7%
As a percentage of total revenue excluding prior period item	28.4%	20.3%	23.7%
As a percentage of total revenue excluding pass-through revenue	33.3%	24.2%	26.8%

        Operating income in the first half of 2013 increased $18.2 million from the comparable period in 2012, consisting of increases of $17.6 million from our Membership and Exchange segment and $0.6 million from our Management and Rental segment.

        Operating income for our Membership and Exchange segment increased $17.6 million to $73.3 million in the six month period compared to prior year. Excluding the $3.5 million impact related to the prior period item, operating income for this segment increased $14.1 million. This increase was primarily driven by $10.2 million of lower amortization expense of intangibles, by a $1.5 million decrease in general and administrative expense primarily resulting from lower non-cash compensation expense, and an increase in revenue that resulted in higher gross profit of $2.6 million.

        The rise in operating income of $0.6 million at our Management and Rental segment is primarily due to the incremental contribution from VRI and improved operating results at Aston during the current six month period. These increases were partly offset by higher professional fees largely related to the anticipated purchase of 75.5% of the European shared ownership management business of CLC.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting."

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

	Three Months Ended June 30,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange	$36,133	4.3%	$34,651
Management and Rental	2,021	(22.3)%	2,600

Total adjusted EBITDA	$38,154	2.4%	$37,251

As a percentage of total revenue	31.6%	0.5%	31.4%
As a percentage of total revenue excluding pass-through revenue	36.1%	0.2%	36.0%

        Adjusted EBITDA in the second quarter of 2013 increased by $0.9 million, or 2.4%, from 2012, consisting of an increase of $1.5 million from our Membership and Exchange segment and a decrease of $0.6 million from our Management and Rental segment.

        Adjusted EBITDA of $36.1 million from our Membership and Exchange segment grew by $1.5 million, or 4.3%, compared to the prior year. The improvement in adjusted EBITDA is primarily driven by stronger revenue during the quarter, mainly due to an increase in transaction revenue and the positive contributions from our Platinum and Club Interval products, partly offset by an increase in general and administrative expense largely as a result of higher professional fees related to various IT initiatives incurred during the quarter compared to prior year.

        Adjusted EBITDA from our Management and Rental segment decreased $0.6 million to $2.0 million in the second quarter of 2013 from $2.6 million in 2012. The drop in adjusted EBITDA in this segment is mainly attributable to higher professional fees incurred for accounting and legal services largely related to the anticipated purchase of 75.5% of the European shared ownership management business of CLC, and for services provided in connection with the property management infrastructure at Aston. These cost increases were partly offset by stronger gross profit contribution on a year-over-year basis.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

	Six Months Ended June 30,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange	$81,740	4.6%	$78,162
Management and Rental	7,436	7.5%	6,915

Total adjusted EBITDA	$89,176	4.8%	$85,077

As a percentage of total revenue	34.9%	0.6%	34.7%
As a percentage of total revenue excluding pass-through revenue	39.6%	0.9%	39.3%

        Adjusted EBITDA in the first half of 2013 increased by $4.1 million, or 4.8%, from 2012, consisting of increases of $3.6 million from our Membership and Exchange segment and $0.5 million from our Management and Rental segment.

        Adjusted EBITDA of $81.7 million from our Membership and Exchange segment grew by $3.6 million, or 4.6%, compared to the prior year. The improvement in adjusted EBITDA is primarily driven by stronger revenue during the first six months of 2013, largely due to the positive contributions from our Platinum and Club Interval products, stronger transaction revenue, and to lower compensation and employee-related costs within general and administrative expense in the segment.

        Adjusted EBITDA from our Management and Rental segment rose by $0.5 million to $7.4 million in the first half of 2013 from $6.9 million in 2012. The growth in adjusted EBITDA in this segment is primarily driven by the inclusion of VRI in our results of operations and improvement in Aston's RevPAR during the year, partly offset by higher professional fees incurred for accounting and legal services largely related to the anticipated purchase of 75.5% of the European shared ownership management business of CLC.

Other income (expense), net

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

	Three Months Ended June 30,
	2013	% Change	2012
	(Dollars in thousands)
Interest income	$72	(87.5)%	$577
Interest expense	(1,611)	(81.7)%	(8,825)
Other income, net	1,479	50.9%	980
Loss on extinguishment of debt	—	NM	(602)

        Interest income decreased $0.5 million in the second quarter of 2013 compared to 2012 primarily as a result of the repayment of certain loans receivable subsequent to March 31, 2012.

        Interest expense in the second quarter of 2012 primarily relates to interest and amortization of debt costs on the term loan and senior notes, which were extinguished on June 21, 2012 and September 4, 2012, respectively. Interest expense in the second quarter of 2013 relates to interest and amortization of debt costs on our amended and restated revolving credit facility entered into on June 21, 2012. Lower interest expense in the second quarter of 2013 is primarily due the lower average balance outstanding and interest rate under the revolving credit facility compared to the term loan and senior notes.

        Other expense, net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange for the three months ended June 30, 2013 and 2012 resulted in a net gain of $1.5 million and $1.0 million, respectively. The favorable fluctuations during the current quarter were principally driven by U.S. dollar positions held at June 30, 2013 affected by the stronger dollar compared to the Mexican and Colombian peso. The favorable fluctuations for the three months ended June 30, 2012 were principally driven by U.S. dollar positions held at June 30, 2012 affected by the stronger dollar compared to the Mexican peso.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

	Six Months Ended June 30,
	2013	% Change	2012
	(Dollars in thousands)
Interest income	$223	(77.8)%	$1,003
Interest expense	(3,264)	(81.2)%	(17,389)
Other income (expense), net	959	(164.2)%	(1,493)
Loss on extinguishment of debt	—	NM	(602)

        Interest income decreased $0.8 million in the first half of 2013 compared to 2012 primarily as a result of the repayment of certain loans receivable subsequent to March 31, 2012.

        Interest expense in the first six months of 2012 primarily relates to interest and amortization of debt costs on the term loan and senior notes, which were extinguished on June 21, 2012 and

September 4, 2012, respectively. Interest expense in the first six months of 2013 relates to interest and amortization of debt costs on our amended and restated revolving credit facility entered into on June 21, 2012. Lower interest expense in 2013 is primarily due the lower average balance outstanding and interest rate under the revolving credit facility compared to the term loan and senior notes.

        Other income (expense), net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange for the six months ended June 30, 2013 and 2012 resulted in a net gain of $1.3 million and a net loss of $1.2 million, respectively. The favorable fluctuations during the 2013 period were principally driven by U.S. dollar positions held at June 30, 2013 affected by the stronger dollar compared to the Colombian peso and the Egyptian pound. The unfavorable fluctuations for the six months ended June 30, 2012 were principally driven by U.S. dollar positions held at June 30, 2012 affected by the weaker dollar compared to the Colombian and Mexican pesos.

Income Tax Provision

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

        For the three months ended June 30, 2013 and 2012, ILG recorded income tax provisions for continuing operations of $12.8 million and $5.7 million, respectively, which represent effective tax rates of 38.4% and 36.3%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. The effective tax rate in the second quarter of 2013 is higher than the prior year period due to the shift in the projections of the proportion of income earned and taxed between the various jurisdictions, partially offset by the U.S. tax consequences of foreign operations. Additionally, the 2012 period benefitted from the one-time permanent difference attributable to ILG's ability to redeem the senior notes.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

        For the six months ended June 30, 2013 and 2012, ILG recorded income tax provisions for continuing operations of $28.6 million and $14.3 million, respectively, which represent effective tax rates of 38.6% and 36.1%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. For the six months ended June 30, 2013, the effective tax rate is higher than the prior year period due to the shift in the projections of the proportion of income earned and taxed between the various jurisdictions, partially offset by the U.S. tax consequences of foreign operations. Additionally, the 2012 period benefitted from the one-time permanent difference attributable to ILG's ability to redeem the senior notes.

        As of June 30, 2013 and December 31, 2012, ILG had unrecognized tax benefits of $1.6 million and $0.7 million, respectively, which if recognized, would favorably affect the effective tax rate. There were no material increases or decreases in unrecognized tax benefits for the three months ended June 30, 2013. During the six months ended June 30, 2013, the unrecognized tax benefits increased by a net amount of approximately $0.9 million during the first quarter of 2013 as a result of an increase of approximately $1.1 million related to state income tax items offset by approximately $0.2 million related to the decrease in unrecognized tax benefits as a result of the expiration of the statute of limitations related to foreign taxes. The increase of $1.1 million for state income tax items did not have an overall impact on the effective tax rate as it is entirely offset by a related state refund claim filed during the first quarter of 2013.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and six months ended June 30, 2013. During the six months ended June 30, 2013, interest and penalties decreased by approximately

$0.2 million during the first quarter of 2013 as a result of the expiration of the statute of limitations related to foreign taxes. As of June 30, 2013, ILG had accrued $0.4 million for interest and penalties.

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

        During the first quarter of 2013, the U.K. government released its 2013 Budget, where it also indicated that it intends to enact a further U.K. rate decrease to 20% effective April 1, 2015. This rate decrease is in addition to the previously announced rate reduction of 21% effective April 1, 2014. On July 17, 2013, the U.K. Finance Act of 2013 was enacted which passed into law the rate reductions to 21% and 20%. The impact of these further rate reductions will be reflected during the third quarter of 2013, the reporting period when the law was enacted, and are expected to have a similar impact on our financial statements as in 2012, outlined above. However, the actual impact will be dependent on our deferred tax position at that time.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2013, we had $109.0 million of cash and cash equivalents, including $92.4 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $60.5 million is held in foreign jurisdictions, principally the U.K. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is used as our primary source of liquidity. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the six months ended June 30, 2013 and, as of June 30, 2012, the respective cash balances were immaterial to our overall cash on hand.

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

Cash Flows Discussion

        Net cash provided by operating activities increased to $61.3 million in the six months ended June 30, 2013 from $50.2 million in the same period of 2012. The increase of $11.1 million from 2012 was principally due to lower interest paid as well as higher cash receipts in 2013 compared to 2012, partly offset by an increase in income taxes paid primarily related to higher actual pre-tax book income in 2013.

        Net cash provided by investing activities of $3.3 million in the six months ended June 30, 2013 primarily related to the early repayment of an existing loan receivable totaling $9.9 million, partly offset by capital expenditures of $6.6 million primarily related to IT initiatives. Net cash used in investing activities of $53.7 million in the six months ended June 30, 2012 primarily related to the VRI acquisition, net of cash acquired, of $40.0 million, disbursements totaling $9.5 million for additional investments in loans receivable and capital expenditures of $7.3 million principally pertaining to IT initiatives, all offset by payments totaling $2.9 million received on an existing loan.

        Free cash flow is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." For the six months ended June 30, 2013 and 2012, free cash flow was $54.7 million and $42.9 million, respectively. The change is mainly a result of the variance in net cash provided by operating activities as discussed above.

        Net cash used in financing activities of $52.8 million in the six months ended June 30, 2013 primarily related to principal payments of $45.0 million on our revolving credit facility, $6.3 million of dividends paid, and withholding taxes on the vesting of restricted stock units. These uses of cash were partially offset by excess tax benefits from stock-based awards and the proceeds from the exercise of stock options. In the six months ended June 30, 2012, net cash used in financing activities of $72.1 million was primarily due to principal payments of $56.0 million on the term loan, of which we paid $51.0 million from cash on-hand in June 2012 to fully extinguish the term loan, cash dividends totaling $11.3 million, payments of debt issuance costs of $3.8 million in connection with entering into our amended and restated credit agreement in June 2012 and vesting of restricted stock units, net of withholding taxes. These uses of cash were partially offset by proceeds from excess tax benefits from stock-based awards and the exercise of stock options.

        On June 21, 2012, we entered into an amended and restated credit agreement which, among other things (1) provides for a $500 million revolving credit facility, (2) extends the maturity of the credit facility to June 21, 2017, (3) provides for an interest rate on borrowings, commitment fees and letter of credit fees based on ILG and its subsidiaries' consolidated leverage ratio, and (4) may be increased to up to $700 million, subject to certain conditions. As of June 30, 2013, $215.0 million of borrowings were outstanding under the revolving credit facility, with $285.0 million available to be drawn.

        Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on our consolidated leverage ratio. As of June 30, 2013, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The revolving credit facility has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% per annum based on our consolidated leverage ratio and as of June 30, 2013, the commitment fee was 0.275%.

        The revolving credit facility has various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The revolving credit facility requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the amended credit agreement, of 3.50 through December 31, 2013 and 3.25 thereafter. Additionally, we are required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement, of 3.0. As of June 30, 2013, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 1.16 and 17.27, respectively.

Dividends

        In May 2013, our Board of Directors declared a quarterly dividend payment of $0.11 per share to shareholders of record on June 4, 2013. On June 18, 2013, a cash dividend of $6.3 million was paid. We currently expect to declare and pay quarterly dividends of similar amounts.

        In August 2013, our Board of Directors declared a $0.11 per share dividend payable September 18, 2013 to shareholders of record on September 4, 2013. Based on the number of shares of common stock outstanding as of June 30, 2013, at a dividend of $0.11 per share, the anticipated cash outflow would be $6.3 million in the third quarter of 2013.

Anticipated Business Acquisition

        In connection with the anticipated purchase of 75.5% of the European shared ownership management business of CLC, the cash outflow is expected to be approximately £56 million (or approximately $85.6 million). Additionally, ILG will issue a convertible secured loan for approximately $14.4 million to CLC which will mature in five years with interest payable monthly. The closing is expected to take place on or prior to November 1, 2013 subject to satisfaction of certain conditions and regulatory requirements.

Contractual Obligations and Commercial Commitments

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At June 30, 2013, guarantees, surety bonds and letters of credit totaled $32.5 million. The total includes maximum exposure under guarantees of $29.3 million, which primarily relates to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the Aston management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of June 30, 2013 amounts are not expected to be significant, individually or in the aggregate. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of June 30, 2013, amounts pending reimbursements are not significant.

        Contractual obligations and commercial commitments at June 30, 2013 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$215,000	$—	$—	$215,000	$—
Debt interest(a)	20,046	5,018	10,106	4,922	—
Purchase obligations(b)	31,392	10,001	15,871	4,970	550
Operating leases	51,899	11,719	17,016	11,374	11,790

Total contractual obligations	$318,337	$26,738	$42,993	$236,266	$12,340

(a)
Debt principal and projected debt interest represent principal and interest to be paid on our revolving credit facility based on the balance outstanding as of June 30, 2013. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of June 30, 2013. Interest on the revolving credit facility is calculated using the prevailing rates as of June 30, 2013.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$32,461	$13,780	$13,619	$3,815	$1,247

(c)
Commercial commitments include minimum revenue guarantees related to Aston's hotel and resort management agreements, Aston's accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

        Included in other liabilities, both current and long-term, as presented in our consolidated balance sheet as of June 30, 2013, are certain unconditional recorded contractual obligations. These obligations and the future periods in which such obligations are expected to settle in cash are as follows (in thousands):

Twelve Month Period Ending June 30,
2013	$3,857
2014	—
2015	—
2016	—
2017	—
Thereafter	—

Total	$3,857

Off-Balance Sheet Arrangements

        Except for the off-balance sheet items disclosed above in our Contractual Obligations and Commercial Commitments (which excludes "Debt principal"), as of June 30, 2013 we did not have any significant off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

ILG'S PRINCIPLES OF FINANCIAL REPORTING

Definition of ILG's Non-GAAP Measures

        Earnings before interest, taxes, depreciation and amortization (EBITDA) is defined as net income excluding, if applicable: (1) interest income and interest expense, (2) income taxes, (3) depreciation expense, and (4) amortization expense of intangibles.

        Adjusted EBITDA is defined as EBITDA excluding, if applicable: (1) non-cash compensation expense, (2) goodwill and asset impairments, (3) other non-operating income and expense, and (4) the impact of correcting prior period items.

        Non-GAAP net income is defined as net income attributable to common stockholders, excluding the impact of correcting an immaterial prior period net understatement in the current period financials.

        Non-GAAP earnings per share (EPS) is defined as non-GAAP net income divided by the weighted average number of shares of common stock outstanding during the period for basic EPS and, additionally, inclusive of dilutive securities for diluted EPS.

        Free cash flow is defined as cash provided by operating activities less capital expenditures.

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

RECONCILIATIONS OF NON-GAAP MEASURES

        The following tables reconcile adjusted EBITDA and EBITDA to operating income for our operating segments, and to net income attributable to common stockholders in total for the three and six months ended June 30, 2013 and 2012 (in thousands). The noncontrolling interest relates to the Management and Rental segment.

	For the Three Months Ended June 30, 2013
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$36,133	$2,021	$38,154
Non-cash compensation expense	(2,329)	(258)	(2,587)
Other non-operating income (expense), net	1,481	(2)	1,479
Prior period item	3,496	—	3,496

EBITDA	38,781	1,761	40,542
Amortization expense of intangibles	(337)	(1,559)	(1,896)
Depreciation expense	(3,367)	(329)	(3,696)
Less: Other non-operating income (expense), net	(1,481)	2	(1,479)

Operating income (loss)	$33,596	$(125)	33,471

Interest income			72
Interest expense			(1,611)
Other non-operating income, net			1,479
Income tax provision			(12,841)

Net income			20,570
Net income attributable to noncontrolling interest			—

Net income attributable to common stockholders			$20,570

	For the Three Months Ended June 30, 2012
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$34,651	$2,600	$37,251
Non-cash compensation expense	(2,835)	(257)	(3,092)
Other non-operating income, net	980	—	980
Loss on extinguishment of debt	(602)	—	(602)

EBITDA	32,194	2,343	34,537
Amortization expense of intangibles	(5,420)	(1,869)	(7,289)
Depreciation expense	(2,951)	(271)	(3,222)
Less: Other non-operating income, net	(980)	—	(980)
Less: Loss on extinguishment of debt	602	—	602

Operating income	$23,445	$203	23,648

Interest income			577
Interest expense			(8,825)
Other non-operating income, net			980
Loss on extinguishment of debt			(602)
Income tax provision			(5,727)

Net income			10,051
Net loss attributable to noncontrolling interest			1

Net income attributable to common stockholders			$10,052

	For the Six Months Ended June 30, 2013
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$81,740	$7,436	$89,176
Non-cash compensation expense	(4,608)	(536)	(5,144)
Other non-operating income (expense), net	1,132	(173)	959
Prior period item	3,496	—	3,496

EBITDA	81,760	6,727	88,487
Amortization expense of intangibles	(674)	(3,234)	(3,908)
Depreciation expense	(6,686)	(674)	(7,360)
Less: Other non-operating income (expense), net	(1,132)	173	(959)

Operating income	$73,268	$2,992	76,260

Interest income			223
Interest expense			(3,264)
Other non-operating income, net			959
Income tax provision			(28,598)

Net income			45,580
Net income attributable to noncontrolling interest			(6)

Net income attributable to common stockholders			$45,574

	For the Six Months Ended June 30, 2012
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$78,162	$6,915	$85,077
Non-cash compensation expense	(5,643)	(526)	(6,169)
Other non-operating expense, net	(1,344)	(149)	(1,493)
Loss on extinguishment of debt	(602)	—	(602)

EBITDA	70,573	6,240	76,813
Amortization expense of intangibles	(10,840)	(3,492)	(14,332)
Depreciation expense	(6,014)	(514)	(6,528)
Less: Other non-operating expense, net	1,344	149	1,493
Less: Loss on extinguishment of debt	602	—	602

Operating income	$55,665	$2,383	58,048

Interest income			1,003
Interest expense			(17,389)
Other non-operating expense, net			(1,493)
Loss on extinguishment of debt			(602)
Income tax provision			(14,287)

Net income			25,280
Net income attributable to noncontrolling interest			(3)

Net income attributable to common stockholders			$25,277

        The following table reconciles cash provided by operating activities to free cash flow for the six months ended June 30, 2013 and 2012 (in thousands).

	For the Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$61,259	$50,198
Less: Capital expenditures	(6,592)	(7,318)

Free cash flow	$54,667	$42,880

        The following table reconciles net income attributable to common stockholders to non-GAAP net income, and to non-GAAP earnings per share for the three and six months ended June 30, 2013 and 2012 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$20,570	$10,052	$45,574	$25,277
Prior period item	(3,496)	—	(3,496)	—
Income tax provision on prior period item	1,387	—	1,387	—

Non-GAAP net income	$18,461	$10,052	$43,465	$25,277

Non-GAAP earnings per share
Basic	$0.32	$0.18	$0.76	$0.45
Diluted	$0.32	$0.18	$0.75	$0.44

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

        Operating foreign currency exchange for the three months ended June 30, 2013 and 2012 resulted net losses of $0.3 million and $6,000, respectively, attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency. Operating foreign currency exchange for the six months ended June 30, 2013 and 2012 resulted in a net loss of $0.2 million and $0.1 million, respectively

        Non-operating foreign exchange for the three months ended June 30, 2013 and 2012 resulted in a net gain of $1.5 million and $1.0 million, respectively, attributable to cash held in certain countries in currencies other than their functional currency. Non-operating foreign exchange for the six months ended June 30, 2013 and 2012 resulted in a net gain of $1.3 million and a net loss of $1.2 million, respectively.

        The favorable fluctuations in the second quarter of 2013 and 2012 were principally driven by U.S. dollar positions held at June 30, 2013 affected by the stronger dollar compared to the Mexican and Columbia peso, and at June 20, 2012 affected by the stronger dollar compared to the Mexican peso. The favorable fluctuations in the six months ended June 30, 2013 were principally driven by U.S. dollar positions held at June 30, 2013 affected by the stronger dollar compared to the Columbian peso and the Egyptian pound. The unfavorable fluctuations in the six months ended June 30, 2012 were principally driven by U.S. dollar positions held at June 30, 2012 affected by the weaker dollar compared to the Columbian and Mexican peso.

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

        Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three and six months ended June 30, 2013 would result in an approximate change to revenue of $0.7 million and $1.5 million, respectively. There have been no material quantitative changes in market risk exposures since December 31, 2012.

Interest Rate Risk

        We are exposed to interest rate risk through borrowings under our June 21, 2012 amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on ILG's leverage ratio. As of June 30, 2013, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. During the second quarter of 2013, we had at least $215.0 million outstanding under our revolving credit facility; a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.6 million for the current quarter. While we currently do not hedge our interest rate exposure, this risk is somewhat mitigated by variable interest rates earned on our cash balances.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  Unregistered Sale of Securities.    None

  (b)
  Use of Proceeds.    Not applicable

  (c)
  Purchases of Equity Securities by the Issuer and Affiliated Purchasers:    The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended June 30, 2013 by or on behalf of ILG or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs(1)
April 2013	—	—	1,697,360	$4,120,479
May 2013	—	—	1,697,360	$4,120,479
June 2013	—	—	1,697,360	$4,120,479

(1)
On August 4, 2011, we announced that our Board of Directors had authorized the repurchase of up to $25 million of our common stock. There is no time restriction on this authorization and repurchases may be made in the open-market or through privately negotiated transactions.

Items 3-5.    Not applicable.

Item 6.    Exhibits

Exhibit Number		Description	Location
3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.

3.2		Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG's Quarterly Report on Form 10-Q, filed on August 11, 2009.

3.3		Third Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on December 14, 2011.

10.1	†	Form of Terms and Conditions of Director Restricted Stock Unit Awards (2013 Plan)*

31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

Exhibit Number	Description	Location
101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†
Filed herewith.

††
Furnished herewith.

*
Reflects management contracts and management and director compensatory plans.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2013

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
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2013 (Unaudited)
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