Form 10-Q
period 2013-09-30
Interval Leisure Group, Inc.
filed 2013-11-05
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 5, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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

        As of November 1, 2013, 57,358,142 shares of the registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$119,156	$117,195	$379,020	$362,602
Cost of sales (exclusive of depreciation and amortization shown separately below)	41,991	41,741	131,788	127,793

Gross profit	77,165	75,454	247,232	234,809
Selling and marketing expense	12,951	13,282	40,958	41,323
General and administrative expense	27,387	26,626	81,917	79,032
Amortization expense of intangibles	1,950	6,669	5,858	21,001
Depreciation expense	3,499	3,311	10,859	9,839

Operating income	31,378	25,566	107,640	83,614
Other income (expense):
Interest income	60	535	282	1,538
Interest expense	(1,295)	(6,485)	(4,559)	(23,874)
Other income (expense), net	(65)	(915)	893	(2,408)
Loss on extinguishment of debt	—	(17,925)	—	(18,527)

Total other expense, net	(1,300)	(24,790)	(3,384)	(43,271)

Earnings before income taxes and noncontrolling interest	30,078	776	104,256	40,343
Income tax provision	(12,973)	(624)	(41,571)	(14,911)

Net income	17,105	152	62,685	25,432
Net income attributable to noncontrolling interest	(4)	(3)	(10)	(6)

Net income attributable to common stockholders	$17,101	$149	$62,675	$25,426

Earnings per share attributable to common stockholders:
Basic	$0.30	$0.00	$1.10	$0.45
Diluted	$0.29	$0.00	$1.09	$0.45
Weighted average number of shares of common stock outstanding:
Basic	57,353	56,714	57,199	56,448
Diluted	57,986	57,364	57,738	57,120
Dividends declared per share of common stock	$0.11	$0.10	$0.22	$0.30

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$17,101	$149	$62,675	$25,426
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,666	2,392	(1,524)	3,501

Total other comprehensive income (loss), net of tax	1,666	2,392	(1,524)	3,501

Comprehensive income	$18,767	$2,541	$61,151	$28,927

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$103,563	$101,162
Restricted cash and cash equivalents	5,828	7,348
Accounts receivable, net of allowance of $340 and $409, respectively	35,854	31,964
Deferred income taxes	16,535	16,107
Deferred membership costs	9,957	12,349
Prepaid income taxes	9,435	12,973
Prepaid expenses and other current assets	20,655	27,592

Total current assets	201,827	209,495
Property and equipment, net	53,130	53,348
Goodwill	505,774	505,774
Intangible assets, net	93,270	98,678
Deferred membership costs	11,196	11,058
Deferred income taxes	4,566	4,571
Other non-current assets	11,852	23,996

TOTAL ASSETS	$881,615	$906,920

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$10,963	$11,086
Deferred revenue	95,228	93,367
Interest payable	157	386
Accrued compensation and benefits	18,153	16,526
Member deposits	9,549	9,463
Accrued expenses and other current liabilities	38,766	44,575

Total current liabilities	172,816	175,403
Long-term debt	190,000	260,000
Other long-term liabilities	1,068	1,493
Deferred revenue	103,218	111,273
Deferred income taxes	87,373	86,259

Total liabilities	554,475	634,428

Redeemable noncontrolling interest	435	426
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $.01 par value; issued 59,052,950 and 58,553,265 shares, respectively	591	586
Treasury stock—1,697,360 shares at cost	(20,913)	(20,913)
Additional paid-in capital	188,576	182,131
Retained earnings	170,873	121,160
Accumulated other comprehensive loss	(12,422)	(10,898)

Total stockholders' equity	326,705	272,066

TOTAL LIABILITIES AND EQUITY	$881,615	$906,920

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

		Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
	Total Stockholders' Equity					Additional Paid-in Capital	Retained Earnings
		Amount	Shares	Amount	Shares
Balance as of December 31, 2012	$272,066	$586	58,553,265	$(20,913)	1,697,360	$182,131	$121,160	$(10,898)
Net income attributable to common stockholders	62,675						62,675
Other comprehensive loss, net of tax	(1,524)							(1,524)
Non-cash compensation expense	7,753					7,753
Issuance of common stock upon exercise of stock options	403		29,544			403
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(4,478)	5	470,141			(4,483)
Change in excess tax benefits from stock-based awards	2,598					2,598
Deferred stock compensation expense	(171)					(171)
Dividends declared on common stock	(12,617)					345	(12,962)

Balance as of September 30, 2013	$326,705	$591	59,052,950	$(20,913)	1,697,360	$188,576	$170,873	$(12,422)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$62,685	$25,432
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	5,858	21,001
Amortization of debt issuance costs	587	1,180
Depreciation expense	10,859	9,839
Accretion of original issue discount	—	1,840
Non-cash compensation expense	7,753	8,733
Non-cash interest expense	277	338
Non-cash interest income	—	(651)
Deferred income taxes	656	1,370
Excess tax benefits from stock-based awards	(2,602)	(3,014)
Loss (gain) on disposal of property and equipment	163	(256)
Loss on extinguishment of debt	—	18,527
Change in fair value of contingent consideration	485	(670)
Changes in operating assets and liabilities:
Accounts receivable	(4,189)	(2,803)
Prepaid expenses and other current assets	6,863	2,845
Prepaid income taxes and income taxes payable	5,824	(11,272)
Accounts payable and other current liabilities	(3,761)	(14,942)
Deferred revenue	(3,852)	3,942
Other, net	1,696	2,683

Net cash provided by operating activities	89,302	64,122

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(39,963)
Acquisition of assets	(1,952)	—
Capital expenditures	(9,338)	(10,425)
Proceeds from disposal of property and equipment	7	230
Investment in financing receivables	—	(9,480)
Payments received on financing receivables	9,876	16,989

Net cash used in investing activities	(1,407)	(42,649)

Cash flows from financing activities:
Principal payments on term loan	—	(56,000)
Redemption of senior notes	—	(300,000)
Payments on revolving credit facility	(70,000)	—
Borrowings on revolving credit facility	—	290,000
Payments of debt issuance costs	—	(3,912)
Dividend payments	(12,617)	(16,996)
Withholding taxes on vesting of restricted stock units	(4,478)	(6,174)
Proceeds from the exercise of stock options	399	634
Excess tax benefits from stock-based awards	2,602	3,014

Net cash used in financing activities	(84,094)	(89,434)

Effect of exchange rate changes on cash and cash equivalents	(1,400)	4,401

Net increase (decrease) in cash and cash equivalents	2,401	(63,560)
Cash and cash equivalents at beginning of period	101,162	195,517

Cash and cash equivalents at end of period	$103,563	$131,957

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,068	$29,528
Income taxes, net of refunds	$35,091	$24,813

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2013

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2012 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the nine months ended September 30, 2013.

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

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units ("RSUs") using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 0.8 million stock options and RSUs for the three and nine months ended September 30, 2013, respectively, and 0.9 million and 1.0 million stock options and RSUs for the three and nine months ended September 30, 2012, respectively, as the effect of their inclusion would have been antidilutive to earnings per share.

        In connection with the spin-off, stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. As of September 30, 2013 and 2012, 0.9 million of stock options remained outstanding.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2013

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic weighted average shares of common stock outstanding	57,353	56,714	57,199	56,448
Net effect of common stock equivalents assumed to be vested related to RSUs	627	636	532	657
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	6	14	7	15

Diluted weighted average shares of common stock outstanding	57,986	57,364	57,738	57,120

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

SEPTEMBER 30, 2013

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SEPTEMBER 30, 2013

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements" ("ASU 2012-04"). ASU 2012-04 makes certain technical corrections, clarifications and conforming fair value amendments to the FASB Accounting Standard Codification (the "Codification") that affects various Codification topics. The amendments in this ASU are effective upon issuance, except for amendments that are subject to transition guidance, which became effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

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

        As of October 1, 2012, we reviewed the carrying value of goodwill and other intangible assets of each of our two reporting units. Goodwill assigned to the Membership and Exchange and Management and Rental reporting units as of that date was $483.5 million and $22.3 million, respectively. We performed a qualitative assessment on both our reporting units and concluded that it was more-likely-than-not that the fair value exceeded its carrying value and, therefore, a two-step impairment test was not necessary. As of September 30, 2013, we did not identify any triggering events

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2013

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

which required an interim impairment test subsequent to our annual impairment test on October 1, 2012.

        The balance of goodwill and other intangible assets, net is as follows (in thousands):

	September 30, 2013	December 31, 2012
Goodwill	$505,774	$505,774
Intangible assets with indefinite lives	40,916	40,916
Intangible assets with definite lives, net	52,354	57,762

Total goodwill and other intangible assets, net	$599,044	$604,452

        There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2013. Goodwill related to the Membership and Exchange and Management and Rental reportable segments (each a reporting unit) was $483.5 million and $22.3 million, respectively, as of September 30, 2013 and December 31, 2012.

Other Intangible Assets

        Intangible assets with indefinite lives relate principally to trade names and trademarks. At September 30, 2013, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(129,500)	$—
Purchase agreements	75,879	(74,848)	1,031
Resort management contracts	73,116	(25,695)	47,421
Technology	25,076	(25,071)	5
Other	17,826	(13,929)	3,897

Total	$321,397	$(269,043)	$52,354

        At December 31, 2012, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$129,500	$(129,500)	$—
Purchase agreements	75,879	(74,491)	1,388
Resort management contracts	72,666	(21,225)	51,441
Technology	25,076	(24,988)	88
Other	17,826	(12,981)	4,845

Total	$320,947	$(263,185)	$57,762

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2013

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $2.0 million and $6.7 million for the three months ended September 30, 2013 and 2012, respectively, and $5.9 million and $21.0 million for the nine months ended September 30, 2013 and 2012, respectively. Based on September 30, 2013 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in thousands):

Twelve month period ending September 30,
2014	$7,734
2015	7,591
2016	6,610
2017	6,176
2018	5,487
2019 and thereafter	18,756

$52,354

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	September 30, 2013	December 31, 2012
Computer equipment	$19,987	$18,269
Capitalized software	82,547	78,036
Land, buildings and leasehold improvements	25,517	23,781
Furniture and other equipment	13,575	12,419
Projects in progress	5,906	6,372

	147,532	138,877
Less: accumulated depreciation and amortization	(94,402)	(85,529)

Total property and equipment, net	$53,130	$53,348

NOTE 5—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	September 30, 2013	December 31, 2012
Revolving credit facility (interest rate of 1.69% at September 30, 2013 and 1.97% at December 31, 2012)	$190,000	$260,000

Total long-term debt	$190,000	$260,000

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2013

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

Credit Facility

        On June 21, 2012, we entered into an amended and restated credit agreement (the "Amended Credit Agreement") which, among other things (1) provides for a $500 million revolving credit facility, (2) extends the maturity of the credit facility to June 21, 2017, (3) provides for an interest rate on borrowings, commitment fees and letter of credit fees based on our consolidated leverage ratio, and (4) may be increased to up to $700 million, subject to certain conditions. As of September 30, 2013, there was $190 million outstanding on the revolving credit facility. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the Amended Credit Agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on our consolidated leverage ratio. As of September 30, 2013, the applicable margin was 1.50% per annum for LIBOR revolving loans and 0.50% per annum for Base Rate loans. The revolving credit facility has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% per annum based on our consolidated leverage ratio and as of September 30, 2013, the commitment fee was 0.275%.

        Pursuant to the Amended Credit Agreement, all obligations under the revolving credit facility are unconditionally guaranteed by ILG and certain of its subsidiaries. Borrowings are further secured by (1) 100% of the voting equity securities of ILG's U.S. subsidiaries and 65% of the equity in our first-tier foreign subsidiaries and (2) substantially all of our domestic tangible and intangible property.

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

        The Amended Credit Agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Amended Credit Agreement, of 3.50 through December 31, 2013 and 3.25 thereafter. Additionally, we are required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement, of 3.0. As of September 30, 2013, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 1.00 and 33.30, respectively.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2013

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

Debt Issuance Costs

        In connection with entering into the Amended Credit Agreement, we incurred $3.9 million of lender and third-party debt issuance costs. As of September 30, 2013 and December 31, 2012, total unamortized debt issuance costs on outstanding debt were $2.9 million, net of $0.6 million of accumulated amortization, and $3.5 million, net of $0.4 million of accumulated amortization, respectively, which were included in "Other non-current assets" in our consolidated balance sheets. Debt issuance costs are amortized to "Interest expense" on a straight-line basis for our Amended Credit Agreement.

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

        As part of an acquisition in November 2010, we are obligated to pay contingent consideration in an amount ranging from zero up to a total of $5.0 million to the former owners during the three year period subsequent to the acquisition should the company meet certain earnings targets. In our determination of the fair value of this contingent consideration, we utilize a probability-weighted income approach, which includes certain significant inputs not observable in the market, such as a discount rate of 18.5% as well as actual and estimated probability-weighted cash flows pertaining to the periods subject to the contingent consideration. We believe these inputs represent Level 3 measurements within the fair value hierarchy.

        As of September 30, 2013, the fair value of the remaining contingent consideration was $1.9 million, an increase of $0.7 million from December 31, 2012, of which $0.5 million is due to revisions to the estimated earnings used in our calculation of the fair value of the contingent consideration and $0.2 million is due to the accretion of interest. The revision to estimated earnings and the accretion of interest have been reflected in "General and administrative expense" and "Interest expense", respectively, in our consolidated statement of income for the nine months ended September 30, 2013. The total contingent consideration of $1.9 million is included in "Accrued expenses and other current liabilities" in our consolidated balance sheet as of September 30, 2013.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2013

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

        As a measure of sensitivity, a downward and upward change of 10% to all of the aforementioned Level 3 inputs would have resulted in a change ranging from zero to $0.1 million (favorable) to the estimated contingent consideration liability as of September 30, 2013. There have been no transfers of inputs used in measuring fair value between the three tiers within the fair value hierarchy since December 31, 2012.

Fair Value of Financial Instruments

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the three and nine months ended September 30, 2013. Our financial instruments include guarantees, letters of credit and surety bonds.

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$103,563	$103,563	$101,162	$101,162
Restricted cash and cash equivalents	$5,828	$5,828	$7,348	$7,348
Financing receivable	$—	$—	$9,876	$9,876
Total debt	$(190,000)	$(190,000)	$(260,000)	$(260,000)
Guarantees, surety bonds and letters of credit	N/A	$(23,051)	N/A	$(36,747)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have original maturities of three months or less. Under the fair value hierarchy established in ASC 820, cash and cash equivalents and restricted cash and cash equivalents are stated at fair value based on quoted prices in active markets for identical assets (Level 1). As of December 31, 2012, the financing receivable was presented in our consolidated balance sheets within "Other non-current assets" and pertained to a secured real estate related loan issued to a third party in 2012 with an original maturity in 2015. During the first quarter 2013, the loan was repaid in full at 100% of the original principal amount plus accrued interest. The carrying value at December 31, 2012 of this financing receivable approximated fair value through inputs inherent to the originating value of the loan, such as interest rates and ongoing credit risk accounted for through non-recurring adjustments for estimated credit losses as necessary (Level 2). The stated interest rate on this loan was comparable to market rate. Interest was recognized within our "Interest income" line item in our consolidated statements of income for the nine months ended September 30, 2013 and 2012.

        The carrying value of the outstanding balance under our $500 million revolving credit facility approximates fair value as of September 30, 2013 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2013

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

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

NOTE 7—STOCKHOLDERS' EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At September 30, 2013, there were 59.1 million shares of ILG common stock issued, of which 57.4 million are outstanding with 1.7 million shares held as treasury stock. At December 31, 2012, there were 58.6 million shares of ILG common stock issued, of which 56.9 million were outstanding with 1.7 million shares held as treasury stock.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of September 30, 2013 and December 31, 2012. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

Dividends Declared

        In May and August 2013, our Board of Directors declared quarterly dividend payments of $0.11 per share paid in June and September 2013, respectively, of $6.3 million each.

        In November 2013, our Board of Directors declared a $0.11 per share dividend payable December 18, 2013 to shareholders of record on December 4, 2013.

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

SEPTEMBER 30, 2013

(Unaudited)

NOTE 7—STOCKHOLDERS' EQUITY (Continued)

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

        There were no repurchases of common stock during the year ended December 31, 2012 and the nine months ended September 30, 2013. As of September 30, 2013, the remaining availability for future repurchases of our common stock was $4.1 million.

Accumulated Other Comprehensive Loss

        Pursuant to final guidance issued by the FASB in February of 2013, entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL for ILG, including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the nine months ended September 30, 2013, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments as disclosed in our accompanying consolidated statements of comprehensive income.

NOTE 8—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to Internal Revenue Service ("IRS") restrictions. Matching contributions for the ILG plan were approximately $0.4 million and $1.2 million for the three and nine months ended September 30, 2013, respectively, and approximately $0.4 million and $1.1 million for the three and nine months ended September 30, 2012, respectively. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 41,180 share units were outstanding at September 30, 2013. ILG does not provide

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2013

(Unaudited)

NOTE 8—BENEFIT PLANS (Continued)

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

        Shares underlying RSUs are not issued or outstanding until vested. In relation to our quarterly dividend, unvested RSUs are credited with dividend equivalents, in the form of additional RSUs, when dividends are paid on our shares of common stock. Such additional RSUs are forfeitable and will have the same vesting dates and will vest under the same terms as the RSUs in respect of which such additional RSUs are credited. Given such dividend equivalents are forfeitable, we do not consider them to be participating securities and, consequently, they are not subject to the two-class method of determining earnings per share.

        Under the ILG 2013 Stock and Incentive Compensation Plan, the maximum aggregate number of shares of common stock reserved for issuance as of adoption is 4.1 million shares, less one share for every share granted under any prior plan after December 31, 2012. As of September 30, 2013, ILG has 3.3 million shares available for future issuance under the 2013 Stock and Incentive Compensation Plan.

        During the first quarter of 2013 and 2012, the Compensation Committee granted approximately 657,000 and 586,000 RSUs, respectively, vesting over three to four years, to certain officers and employees of ILG and its subsidiaries. Of these RSUs granted in 2013 and 2012, approximately 300,000 and 130,000 cliff vest in three years and approximately 58,000 and 73,000 of these RSUs, respectively,

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2013

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

are subject to performance criteria that could result between 0% and 200% of these awards being earned either based on defined EBITDA or relative total shareholder return targets over the respective performance period, as specified in the award document.

        For the 2013 and 2012 RSUs subject to relative total shareholder return performance criteria, the number of RSUs that may ultimately be awarded depends on whether the market condition is achieved. We used a Monte Carlo simulation analysis to estimate a $29.61 for 2013 and $17.34 for 2012 per unit grant date fair value for these performance based RSUs. This analysis estimates the total shareholder return ranking of ILG as of the grant date relative to two peer groups approved by the Compensation Committee, over the remaining performance period. The expected volatility of ILG's common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.

        Non-cash compensation expense related to RSUs for the three months ended September 30, 2013 and 2012 was $2.6 million, respectively. For the nine months ended September 30, 2013 and 2012, non-cash compensation expense related to RSUs was $7.8 million and $8.7 million, respectively. At September 30, 2013, there was approximately $17.3 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 1.9 years.

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

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of sales	$160	$155	$519	$471
Selling and marketing expense	292	257	906	787
General and administrative expense	2,157	2,152	6,328	7,475

Non-cash compensation expense	$2,609	$2,564	$7,753	$8,733

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2013

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes RSU activity during the nine months ended September 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1	1,569	$13.29
Granted	707	20.75
Vested	(688)	11.63
Forfeited	(13)	18.10

Non-vested RSUs at September 30	1,575	$17.29

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

        The value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of Aston. The initial value of the preferred interest was equal to the acquisition price of Aston. The preferred interest accretes at a 10% annual rate. Upon exercise of the put or call, the consideration payable can be denominated in ILG shares, cash or a combination thereof at ILG's option. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price. As of September 30, 2013, the estimated redemption value of this redeemable interest is lower than the current carrying value on our consolidated balance sheet. Consequently, pursuant to the applicable accounting guidance, no adjustment to the balance of this noncontrolling interest was recorded for the nine months ended September 30, 2013.

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

SEPTEMBER 30, 2013

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

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

        For the three and nine months ended September 30, 2013, ILG recorded an income tax provision for continuing operations of $13.0 million and $41.6 million, respectively, which represents effective tax rates of 43.1% and 39.9% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended September 30, 2013, the effective tax rate increased due to income taxes associated with the effect of changes in tax laws in certain states and other income tax items, the most significant of which related to the effect of changes in tax laws in the U.K, as discussed further below, that were enacted during the third quarter of 2013. During the nine months ended September 30, 2013, the effective tax rate increased due to the shift in the projections of the proportion of income earned and taxed between the various jurisdictions and the effect of changes in tax laws in certain states and in the U.K. that were enacted during the third quarter of 2013. However, this increase was partially offset by the U.S. tax consequences of foreign operations and the decrease during the first quarter of 2013 in unrecognized tax benefits associated with the expiration of the statute of limitations related to foreign taxes.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2013

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

        As of September 30, 2013 and December 31, 2012, ILG had unrecognized tax benefits of $1.7 million and $0.7 million, respectively, of which $1.2 million and $0.7 million, if recognized, would favorably affect the effective tax rate. There were no material increases or decreases in unrecognized tax benefits for the three months ended September 30, 2013. During the nine months ended September 30, 2013, the unrecognized tax benefits increased by a net amount of approximately $1.0 million, primarily attributable to an increase recorded during the first quarter of 2013 of approximately $1.1 million related to state income tax items offset by approximately $0.2 million recorded during the first quarter of 2013 related to the decrease in unrecognized tax benefits as a result of the expiration of the statute of limitations related to foreign taxes. The increase of $1.1 million for state income tax items did not have an overall impact on the effective tax rate as it is entirely offset by a related state refund claim filed during the first quarter of 2013.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and nine months ended September 30, 2013. During the nine months ended September 30, 2013, interest and penalties decreased by approximately $0.2 million during the first quarter of 2013 as a result of the expiration of the statute of limitations related to foreign taxes. As of September 30, 2013, ILG had accrued $0.4 million for interest and penalties.

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

        The IRS has completed its review of IAC's consolidated tax returns for the years ended December 31, 2001 through 2009, which includes our operations from September 24, 2002, our date of acquisition by IAC, until the spin-off in August 2008. On August 28, 2013, the Joint Committee of Taxation completed its review and approved the audit settlement. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2006. No other open tax years are currently under examination by the IRS or any state and local jurisdictions.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2013

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

        During 2012, the U.K. Finance Act of 2012 was enacted, which further reduced the U.K. corporate income tax rate to 24%, effective April 1, 2012 and 23%, effective April 1, 2013. The impact of the U.K. rate reduction to 24% and 23%, which reduced our U.K. net deferred tax asset and increased income tax expense, was reflected in the reporting period when the law was enacted. During the third quarter of 2013, the U.K. Finance Act of 2013 was enacted which further reduced the U.K. corporate income tax rate to 21%, effective April 1, 2014 and 20%, effective April 1, 2015. The impact of the U.K. rate reduction to 21% and 20% has been reflected in the current reporting period. It reduced our U.K. net deferred tax asset and increased income tax expense by approximately $0.6 million. The change in the corporate tax rate initially negatively impacts income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreases; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

        Subsequent to September 30, 2013, we received the expected favorable binding technical advice issued by a state taxing authority on state income tax items. This advice will allow us to decrease our unrecognized tax benefits by approximately $1.1 million in the fourth quarter of 2013, and additionally will lower state income taxes and favorably impact our effective tax rate in the fourth quarter of 2013 and going forward.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2013

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Membership and Exchange
Revenue	$86,615	$86,092	$284,227	$276,725
Cost of sales	20,442	20,538	68,679	68,384

Gross profit	66,173	65,554	215,548	208,341
Selling and marketing expense	11,919	12,345	37,973	38,472
General and administrative expense	21,519	21,819	64,211	65,960
Amortization expense of intangibles	337	4,968	1,011	15,808
Depreciation expense	3,186	3,011	9,872	9,025

Segment operating income	$29,212	$23,411	$102,481	$79,076

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Management and Rental
Management fee revenue	$16,209	$15,117	$47,825	$41,165
Pass-through revenue	16,332	15,986	46,968	44,712

Total revenue	32,541	31,103	94,793	85,877
Cost of sales	21,549	21,203	63,109	59,409

Gross profit	10,992	9,900	31,684	26,468
Selling and marketing expense	1,032	937	2,985	2,851
General and administrative expense	5,868	4,807	17,706	13,072
Amortization expense of intangibles	1,613	1,701	4,847	5,193
Depreciation expense	313	300	987	814

Segment operating income	$2,166	$2,155	$5,159	$4,538

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2013

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated
Revenue	$119,156	$117,195	$379,020	$362,602
Cost of sales	41,991	41,741	131,788	127,793

Gross profit	77,165	75,454	247,232	234,809
Direct segment operating expenses	45,787	49,888	139,592	151,195

Operating income	$31,378	$25,566	$107,640	$83,614

        Selected financial information by reportable segment is presented below (in thousands):

	September 30, 2013	December 31, 2012
Total Assets:
Membership and Exchange	$766,890	$789,451
Management and Rental	114,725	117,469

Total	$881,615	$906,920

Geographic Information

        We conduct operations through offices in the U.S. and 16 other countries. For the nine months ended September 30, 2013, revenue is sourced from over 100 countries worldwide. Other than the United States, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the three and nine months ended September 30, 2013 and 2012.

        Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented in the table below (in thousands). Amounts in the proceeding table representing

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2013

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

revenue sourced from the United States versus all other countries for the three and nine months ended September 30, 2012 have been reclassified to conform to current period presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
United States	$98,252	$96,710	$310,722	$294,408
All other countries(a)	20,904	20,485	68,298	68,194

Total	$119,156	$117,195	$379,020	$362,602

(a)
Includes countries within the following continents: Africa, Asia, Australia, Europe, North America and South America.

	September 30, 2013	December 31, 2012
Long-lived assets (excluding goodwill and other intangible assets):
United States	$51,002	$51,059
All other countries	2,128	2,289

Total	$53,130	$53,348

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

        Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. At September 30, 2013, guarantees, surety bonds and letters of credit totaled $23.1 million, with the highest annual amount of $12.7 million occurring in year one. The total includes maximum exposure under guarantees of $19.8 million, which primarily relates to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2013

(Unaudited)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

management activities of Aston, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other party. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of September 30, 2013, future amounts are not expected to be significant, individually or in the aggregate.

        The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services and membership fulfillment benefits. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of September 30, 2013, amounts pending reimbursements are not significant.

European Union Value Added Tax Matter

        In 2009, the European Court of Justice issued a judgment related to Value Added Tax ("VAT") in Europe against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and altered the manner in which the Membership and Exchange segment accounts for VAT on its revenues as well as to which EU country VAT is owed. As of September 30, 2013 and December 31, 2012, ILG had an accrual of $2.9 million and $4.5 million, respectively, representing the net exposure of any VAT reclaim refund receivable and accrued VAT liabilities related to this matter. The net change of $1.6 million in the accrual from December 31, 2012 primarily relates to a decrease in the change in estimate primarily to update the periods for which the accrued VAT liabilities are due and to refine the VAT accrual calculation for certain other countries, including $0.5 million in payments, and the effect of foreign currency remeasurements. The change in estimate resulted in favorable adjustments to our consolidated statements of income for the three and nine months ended September 30, 2013. Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $2.9 million up to approximately $4.2 million based on quarter-end exchange rates. ILG believes that the $2.9 million accrual at September 30, 2013 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2013

(Unaudited)

NOTE 13—SUBSEQUENT EVENT

        In August 2013, Interval Leisure Group and its subsidiary, VRI Europe Limited, entered into a definitive agreement with CLC World Resorts and Hotels (CLC). On November 4, 2013, VRI Europe Limited purchased the European shared ownership resort management business of CLC, for approximately £56 million (or approximately $90 million) in cash (subject to adjustment for working capital, actual 2013 results and other specified items) and issuance to CLC of shares totaling 24.5% of VRI Europe Limited. In connection with this arrangement, ILG has agreed to issue a convertible secured loan for approximately $15 million to CLC which matures in five years with interest payable monthly.

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

        Actual results could differ materially from those contained in the forward- looking statements included in this quarterly report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for, or insolvency of developers; consolidation of developers; decreased demand from prospective purchasers of vacation interests; travel-related health concerns; changes in our senior management; regulatory changes; our ability to compete effectively and successfully add new products and services; our ability to successfully manage and integrate acquisitions; impairment of assets; the restrictive covenants in our revolving credit facility; adverse events or trends in key vacation destinations; business interruptions in connection with our technology systems; ability of managed homeowners associations to collect sufficient maintenance fees; third parties not repaying advances or extensions of credit; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of our 2012 Annual Report on Form 10-K and in Part II of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

GENERAL

        The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three and nine months ended September 30, 2013. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this report as well as our 2012 Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). This discussion includes the following sections:

  •
  Management Overview

  •
  Results of Operations

  •
  Financial Position, Liquidity and Capital Resources

  •
  Critical Accounting Policies and Estimates

  •
  ILG's Principles of Financial Reporting

  •
  Reconciliations of Non-GAAP Measures

 MANAGEMENT OVERVIEW

General Description of our Business

        ILG is a leading global provider of membership and leisure services to the vacation industry. We operate in two operating segments: Membership and Exchange and Management and Rental. Membership and Exchange offers leisure and travel- related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. Management and Rental provides hotel, condominium resort, timeshare resort and homeowners association management, and rental services to both vacation property owners and vacationers.

Membership and Exchange Services

        Interval, the principal business comprising our Membership and Exchange segment, has been a leader in the membership and exchange services industry since its founding in 1976. As of September 30, 2013, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

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

        As of September 30, 2013, the businesses that comprise our Management and Rental segment provided management and rental services at over 200 vacation properties, resorts and club locations in North America as well as more limited management services to certain additional properties.

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

International Revenue

        International revenue increased in the three and nine months ended September 30, 2013 by 2.0% and 0.2%, respectively, compared to the same periods in 2012. As a percentage of our total revenue, international revenue remained relatively consistent at 17.5% in the three months ended September 30, 2013 and decreased in the nine months ended September 30, 2013 to 18.0%, from 18.8% in the same period in 2012. The decrease in international revenue as a percentage of total revenue is largely attributable to the February 2012 acquisition of VRI which operates entirely in the United States.

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

        Our 2013 results to-date continue to be negatively affected by a shift in the percentage mix of our membership base from traditional, direct renewal members to corporate members. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate, however, these members tend to have a lower propensity to transact with us. Membership mix as of September 30, 2013 included 60.5% traditional and 39.5% corporate members, compared to 62.3% and 37.7%, respectively, as of September 30, 2012. Consequently, where possible, we structure our corporate membership arrangements to include reservation servicing and/or other revenue streams to mitigate the anticipated lower transaction propensity.

Management and Rental

        Our Management and Rental segment results are susceptible to variations in economic conditions, particularly in its largest market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii increased 2.2% and 4.3% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year. The increase in visitors correlates with an overall increase of 11.2% and 11.8% in revenue per available room ("RevPAR") in Hawaii for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increases in RevPAR in Hawaii were driven by higher average daily rates.

        As of the latest forecast (August 2013), the Hawaii Department of Business, Economic Development and Tourism forecasts increases of 4.3% in visitors to Hawaii and 5.3% in visitor expenditures in 2013 over 2012.

Business Acquisitions

        On February 28, 2012, we acquired VRI, a non-developer provider of resort and homeowners association management services to the shared ownership industry. VRI was consolidated into our financial statements as of the acquisition date and the financial effect of this acquisition was not material to our consolidated financial statements; however, the year-over-year comparability for the nine month period ending September 30, 2013 was affected as further discussed in our Results of Operations section.

        In August 2013, Interval Leisure Group and its subsidiary, VRI Europe Limited, entered into a definitive agreement with CLC World Resorts and Hotels. On November 4, 2013, VRI Europe Limited purchased the European shared ownership resort management business of CLC, for approximately £56 million (or approximately $90 million) in cash (subject to adjustment for working capital, actual 2013 results and other specified items) and issuance to CLC of shares totaling 24.5% of VRI Europe Limited. In connection with this arrangement, ILG has agreed to issue a convertible secured loan for approximately $15 million to CLC which matures in five years with interest payable monthly.

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

        For the Management and Rental segment, we expect Aston's RevPAR to continue to show year-over-year improvement as its largest market, Hawaii, continues its tourism recovery and benefits from increases in airlift into the island chain; however, increases in the cost of a Hawaiian vacation may negatively impact visitor arrivals and temper growth. Additionally, our completion of the VRI Europe transaction will affect the year-over-year comparability of our results of operations for the year ended December 31, 2014 and, to a lesser extent, the fourth quarter of 2013. The VRI Europe transaction also will affect international revenue as a percentage of total revenue

 RESULTS OF OPERATIONS

Revenue

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended September 30,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$46,039	(1.2)%	$46,588
Membership fee revenue	32,289	(0.7)%	32,518
Ancillary member revenue	1,751	(3.2)%	1,808

Total member revenue	80,079	(1.0)%	80,914
Other revenue	6,536	26.2%	5,178

Total Membership and Exchange revenue	86,615	0.6%	86,092

Management and Rental
Management fee and rental revenue	16,209	7.2%	15,117
Pass-through revenue	16,332	2.2%	15,986

Total Management and Rental revenue	32,541	4.6%	31,103

Total revenue	$119,156	1.7%	$117,195

        Revenue for the three months ended September 30, 2013 increased $2.0 million, or 1.7%, from the comparable period in 2012. Membership and Exchange segment revenue increased $0.5 million, or 0.6%, and Management and Rental segment revenue increased $1.4 million, or 4.6%, in the quarter compared to 2012.

Membership and Exchange

        Membership and Exchange revenue increased $0.5 million, or 0.6%, in the third quarter of 2013 compared to 2012. This increase is primarily driven by an increase in other revenue of $1.4 million, partly offset by lower transaction and membership fee revenue of $0.5 million and $0.2 million, respectively. Other revenue consists primarily of revenue generated from non-Interval Network activities. The increase in other revenue for the current period is primarily attributable to transaction activity and other membership programs outside of the Interval Network, coupled with an increase in sales of marketing materials primarily for point-of-sale developer use.

        The drop in transaction revenue is a result of lower revenue from exchanges and Getaways of $1.0 million, partly offset by an increase in other transaction related fees and reservation servicing revenue of $0.3 million and $0.2 million, respectively. Lower transaction revenue from exchanges and Getaways was due to a 3.2% decrease in related transaction volume, partly offset by a 2.1% increase in average fee per transaction. The contraction in transaction volume is related to the continued shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity, as well as, less inventory available for use in Getaways.

        Total active members in the Interval Network at September 30, 2013 decreased 2.2% to approximately 1.82 million members as compared to approximately 1.86 million members at September 30, 2012. Overall Interval Network average revenue per member was $44.06 for the third quarter of 2013, an increase of 1.2% over prior year average revenue per member of $43.54.

Management and Rental

        The increase of $1.1 million, or 7.2%, in management fee and rental revenue was primarily driven by higher fee income earned from managed hotel and condominium resort properties at Aston of $0.8 million, or 11.4%, in the third quarter of 2013. This increase was driven by a year-over-year increase of 8.2% in RevPAR to $145.53 attributable to a 9.9% higher average daily rate, partly offset by a 1.5% drop in occupancy rates during the quarter compared to the prior year.

        Pass-through revenue represents reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners association without mark-up. Pass-through revenue increased $0.3 million, or 2.2%, during the quarter compared to prior year is due to an increase in average operational headcount resulting primarily from the addition of new Aston properties under management.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine Months Ended September 30,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$157,361	0.3%	$156,822
Membership fee revenue	102,471	4.9%	97,652
Ancillary member revenue	5,487	(1.0)%	5,542

Total member revenue	265,319	2.0%	260,016
Other revenue	18,908	13.2%	16,709

Total Membership and Exchange revenue	284,227	2.7%	276,725

Management and Rental
Management fee and rental revenue	47,825	16.2%	41,165
Pass-through revenue	46,968	5.0%	44,712

Total Management and Rental revenue	94,793	10.4%	85,877

Total revenue	$379,020	4.5%	$362,602

        Revenue for the first nine months ended September 30, 2013 increased $16.4 million, or 4.5%, from the comparable period in 2012. Membership and Exchange segment revenue increased $7.5 million, or 2.7%, in the period compared to the prior year and Management and Rental segment revenue increased $8.9 million, or 10.4%, from 2012.

Membership and Exchange

        Membership and Exchange revenue increased $7.5 million, or 2.7%, in first nine months of 2013 compared to 2012. This increase is primarily driven by increases in membership fee revenue of $4.8 million and other revenue of $2.2 million, coupled with a rise in transaction revenue of $0.5 million. The increase of $4.8 million in membership fee revenue in 2013 compared to 2012 is mainly a result of a correction of an immaterial prior period understatement of membership revenue amounting to $4.1 million during the second quarter of 2013, coupled with greater adoption of Platinum and Club Interval products.

        The rise in transaction revenue is mainly related to higher other transaction related fees and reservation servicing revenue of $0.6 million and $0.3 million, respectively, partly offset by a drop in revenue from exchanges and Getaways of $0.4 million. Lower transaction revenue from exchanges and

Getaways was caused by a decrease in transaction volume of 1.4%, partly offset by a rise of 1.8% in average fee per transaction. Lower transaction volume is related to the continued shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity.

        The increase in other revenue for the current period is primarily attributable to transaction activity and other membership programs outside of the Interval Network, coupled with higher sales of marketing materials primarily for point-of-sale developer use. Overall Interval Network average revenue per member was $145.48 in 2013, which was higher by 3.2% over the prior year period.

Management and Rental

        The increase of $6.7 million, or 16.2%, in management fee and rental revenue includes $4.6 million of incremental VRI management fee revenue subsequent to our February 2012 acquisition. Fee income earned from managed hotel and condominium resort properties at Aston increased $1.9 million, or 9.3%, in the first nine months of 2013 driven by a year-over-year increase of 11.3% in RevPAR to $146.74 attributable to an 11.9% higher average daily rate during the current nine month period compared to prior year.

        The increase in pass-through revenue of $2.3 million, or 5.0%, in the first nine months of 2013 is related to our acquisition of VRI and an increase in average operational headcount resulting primarily from the addition of new Aston properties under management.

Cost of Sales

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended September 30,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange	$20,442	(0.5)%	$20,538
Management and Rental
Management fee and rental expenses	5,217	NM	5,217
Pass-through expenses	16,332	2.2%	15,986

Total Management and Rental cost of sales	21,549	1.6%	21,203

Total cost of sales	$41,991	0.6%	$41,741

As a percentage of total revenue	35.2%	(1.1)%	35.6%
As a percentage of total revenue excluding pass-through revenue	40.8%	(1.0)%	41.2%
Gross margin	64.8%	0.6%	64.4%
Gross margin without pass-through revenue/expenses	75.0%	0.7%	74.6%

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

        Cost of sales in the third quarter of 2013 increased $0.3 million from 2012, consisting of an increase of $0.3 million from our Management and Rental segment, partly offset by a decrease of $0.1 million from our Membership and Exchange segment. Overall gross margin of 64.8% remained relatively consistent year-over-year.

        Gross margin for the Membership and Exchange segment in the third quarter of 2013 improved by 25 basis points to 76.4% when compared to the prior year. Cost of sales for this segment in the current quarter was relatively in line with the prior year, decreasing $0.1 million, or 0.5%.

        Cost of sales for our Management and Rental segment was relatively consistent with the prior period, increasing by $0.3 million, or 1.6%, as a result of higher pass-through expenses. Gross margin for this segment increased by 195 basis points to 33.8% in the third quarter of 2013 compared to 2012. Our Management and Rental segment has lower gross margins than our Membership and Exchange segment largely due to the effect of pass-through revenue. Excluding the effect of pass-through revenue, gross margin for this segment increased by 232 basis points to 67.8% during the quarter compared to the prior year.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine Months Ended September 30,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange	$68,679	0.4%	$68,384
Management and Rental
Management fee and rental expenses	16,141	9.8%	14,697
Pass-through expenses	46,968	5.0%	44,712

Total Management and Rental cost of sales	63,109	6.2%	59,409

Total cost of sales	$131,788	3.1%	$127,793

As a percentage of total revenue	34.8%	(1.3)%	35.2%
As a percentage of total revenue excluding pass-through revenue	39.7%	(1.3)%	40.2%
Gross margin	65.2%	0.7%	64.8%
Gross margin without pass-through revenue/expenses	74.5%	0.8%	73.9%

        Cost of sales increased $4.0 million, or 3.1%, in the first nine months of 2013 compared to 2012, consisting of an increase of $0.3 million from our Membership and Exchange segment and $3.7 million from our Management and Rental segment. Overall gross margin of 65.2% remained relatively consistent year-over-year.

        Gross margin for the Membership and Exchange segment in the first nine months of 2013 was relatively consistent when compared to the prior year. Cost of sales for this segment increased $0.3 million, or 0.4%, primarily due to an increase of $1.0 million in purchased inventory expense, partly offset by lower costs pertaining to our membership fulfillment activities. The increase in purchased inventory expense was due to a higher proportion of purchased inventory utilized during 2013, coupled with an increase in the average cost per unit of this purchased inventory.

        The increase of $3.7 million in cost of sales from the Management and Rental segment was primarily attributable to an increase of $2.3 million in segment pass-through revenue and of $1.2 million in other incremental expenses related to the additional two months of VRI's results included in the 2013 period, as well as higher compensation and other employee related costs. Gross margin for this segment increased by 260 basis points to 33.4% in the first nine months of 2013 compared to 2012. Excluding the effect of pass-through revenue, gross margin for this segment increased by 195 basis points to 66.2% during 2013 compared to the prior year.

Selling and marketing expense

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended September 30,
	2013	% Change	2012
	(Dollars in thousands)
Selling and marketing expense	$12,951	(2.5)%	$13,282
As a percentage of total revenue	10.9%	(4.1)%	11.3%
As a percentage of total revenue excluding pass-through revenue	12.6%	(4.0)%	13.1%

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

        Selling and marketing expense in the third quarter of 2013 was lower by $0.3 million, or 2.5%, when compared to the prior year. The year-over-year decrease in sales and marketing expenses relates largely to a shift in the timing of an industry tradeshow and lower marketing related commissions incurred during the quarter. As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 46 and 53 basis points, respectively, during the third quarter of 2013 compared to the prior year.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine Months Ended September 30,
	2013	% Change	2012
	(Dollars in thousands)
Selling and marketing expense	$40,958	(0.9)%	$41,323
As a percentage of total revenue	10.8%	(5.2)%	11.4%
As a percentage of total revenue excluding pass-through revenue	12.3%	(5.1)%	13.0%

        Selling and marketing expense for the first nine months of 2013 remained relatively in-line with 2012. As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 59 and 66 basis points, respectively, during 2013 compared to the prior year.

General and administrative expense

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended September 30,
	2013	% Change	2012
	(Dollars in thousands)
General and administrative expense	$27,387	2.9%	$26,626
As a percentage of total revenue	23.0%	1.2%	22.7%
As a percentage of total revenue excluding pass-through revenue	26.6%	1.2%	26.3%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, as well as facilities costs, fees for professional services and other company-wide benefits.

        General and administrative expense in the third quarter of 2013 increased $0.8 million from 2012. The year-over-year increase was primarily due to higher professional fees of $1.4 million primarily related to accounting and legal services provided largely in connection with the purchase of 75.5% of the European shared ownership resort management business of CLC. In addition, general and administrative expense reflects an unfavorable year-over-year net change of $0.8 million in the estimated fair value of contingent consideration related to an acquisition. These increases were partly offset by lower health and welfare insurance expense principally resulting from a drop in self-insured claim activity during 2013 compared to prior year.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine Months Ended September 30,
	2013	% Change	2012
	(Dollars in thousands)
General and administrative expense	$81,917	3.7%	$79,032
As a percentage of total revenue	21.6%	(0.8)%	21.8%
As a percentage of total revenue excluding pass-through revenue	24.7%	(0.8)%	24.9%

        General and administrative expense in the first nine months of 2013 increased $2.9 million from 2012, primarily due to incremental expenses of $1.8 million in the 2013 period from the addition of VRI, higher professional fees of $2.9 million, and an unfavorable year-over-year net change of $1.2 million related to the estimated fair value of contingent consideration for an acquisition. These cost increases were partly offset by lower overall compensation and other employee related costs of $3.1 million, excluding VRI incremental expenses.

        The $2.9 million increase in professional fees primarily related to accounting and legal services provided largely in connection with the purchase of 75.5% of the European shared ownership resort management business of CLC, as well as to certain IT initiatives.

        The $3.1 million decrease in overall compensation and other employee-related costs, excluding incremental VRI expense, was primarily due to a decrease of $1.2 million in non-cash compensation expense mainly relating to certain awards vesting fully during the third quarter of 2012 through the first quarter of 2013, which was partially offset by the incremental expense related to new awards granted in the first quarter of 2013. Additionally, lower overall compensation reflects higher capitalized internal labor costs of $1.1 million pertaining to internally developed software, and $2.2 million of lower health and welfare insurance expense primarily resulting from a drop in self-insured claim activity during 2013 compared to prior year. These decreases were partly offset by higher salary and incentive related compensation.

        As a percentage of total revenue and total revenue excluding pass-through revenue, general and administrative expense during the first nine months of 2013 was in-line with the prior year.

Amortization Expense of Intangibles

For the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
	(Dollars in thousands)			(Dollars in thousands)
Amortization expense of intangibles	$1,950	(70.8)%	$6,669	$5,858	(72.1)%	$21,001
As a percentage of total revenue	1.6%	(71.2)%	5.7%	1.5%	(73.3)%	5.8%
As a percentage of total revenue excluding pass-through revenue	1.9%	(71.2)%	6.6%	1.8%	(73.3)%	6.6%

        Amortization expense of intangibles for the three and nine months ended September 30, 2013 decreased $4.7 million and $15.1 million, respectively, from the comparable period in 2012 primarily due to certain intangible assets related to the acquisition by IAC of our Interval International business in 2002 being fully amortized by the end of the third quarter of 2012, partly offset by the incremental amortization expense in the nine month period of 2013 pertaining to intangible assets resulting from the acquisition of VRI in February 2012.

Depreciation Expense

For the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
	(Dollars in thousands)			(Dollars in thousands)
Depreciation expense	$3,499	5.7%	$3,311	$10,859	10.4%	$9,839
As a percentage of total revenue	2.9%	3.9%	2.8%	2.9%	5.6%	2.7%
As a percentage of total revenue excluding pass-through revenue	3.4%	4.0%	3.3%	3.3%	5.7%	3.1%

        Depreciation expense for the three and nine months ended September 30, 2013 increased $0.2 million and $1.0 million, respectively, over the comparable 2012 period largely due to additional depreciable assets being placed in service subsequent to September 30, 2012. These depreciable assets pertain primarily to software and related IT hardware.

Operating Income

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended September 30,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange	$29,212	24.8%	$23,411
Management and Rental	2,166	0.5%	2,155

Total operating income	$31,378	22.7%	$25,566

As a percentage of total revenue	26.3%	20.7%	21.8%
As a percentage of total revenue excluding pass-through revenue	30.5%	20.8%	25.3%

        Operating income in the third quarter of 2013 increased $5.8 million from the comparable period in 2012 as a result of the $5.8 million incremental contribution from our Membership and Exchange segment. Operating income from our Management and Rental segment was flat with the third quarter of 2012.

        Operating income for our Membership and Exchange segment increased $5.8 million to $29.2 million in the third quarter compared to prior year. This increase was primarily driven by $4.6 million of lower amortization expense of intangibles and by an increase in revenue that resulted in higher gross profit of $0.6 million, largely due to an increase in transaction activity and other membership programs outside of the Interval Network, as well as a decrease in other operating expenses.

        Operating income for our Management and Rental segment came in at $2.2 million for the third quarter of 2013, which is in-line with the prior year. Operating income in the quarter was negatively impacted by $1.2 million of higher professional fees during the period largely related to the purchase of 75.5% of the European shared ownership resort management business of CLC. This increase in general and administrative expense was offset by stronger gross profit contribution on a quarter-over-quarter basis.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine Months Ended September 30,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange	$102,481	29.6%	$79,076
Management and Rental	5,159	13.7%	4,538

Total operating income	$107,640	28.7%	$83,614

As a percentage of total revenue	28.4%	23.2%	23.1%
As a percentage of total revenue excluding pass-through revenue	32.4%	23.2%	26.3%

        Operating income in the first nine months of 2013 increased $24.0 million from the comparable period in 2012, consisting of increases of $23.4 million from our Membership and Exchange segment and $0.6 million from our Management and Rental segment.

        Operating income for our Membership and Exchange segment increased $23.4 million to $102.5 million in the nine month period compared to prior year. The rise in operating income was driven primarily by $14.8 million of lower amortization expense of intangibles, a drop of $1.7 million in general and administrative expense mainly resulting from lower overall compensation and employee related costs, coupled with stronger year-over-year gross profit contribution.

        The increase in operating income of $0.6 million in our Management and Rental segment is primarily due to the incremental contribution from VRI and improved operating results at Aston during the current nine month period. These increases were partly offset by higher professional fees largely related to the purchase of 75.5% of the European shared ownership resort management business of CLC and an unfavorable year-over-year net change of $0.6 million related to the estimated fair value of contingent consideration for an acquisition.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." Prior period amounts have been recasted to conform to the current period definition of Adjusted EBITDA.

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended September 30,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange	$35,276	4.9%	$33,644
Management and Rental	5,597	37.4%	4,074

Total adjusted EBITDA	$40,873	8.4%	$37,718

As a percentage of total revenue	34.3%	6.6%	32.2%
As a percentage of total revenue excluding pass-through revenue	39.8%	6.7%	37.3%

        Adjusted EBITDA in the third quarter of 2013 increased by $3.2 million, or 8.4%, from 2012, consisting of an increase of $1.6 million from our Membership and Exchange and $1.5 million from our Management and Rental segments.

        Adjusted EBITDA of $35.3 million from our Membership and Exchange segment grew by $1.6 million, or 4.9%, compared to the prior year. The improvement in adjusted EBITDA is primarily driven by an increase in transaction activity and other membership programs outside of the Interval Network, as well as lower general and administrative expenses after adjusting for acquisition related and restructuring costs.

        Adjusted EBITDA from our Management and Rental increased by 37.4% to $5.6 million in the third quarter of 2013 from $4.1 million in 2012. The year-over-year growth in adjusted EBITDA for this segment is driven by stronger gross profit contribution in the quarter, largely as a result of an increase in RevPAR at Aston.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine Months Ended September 30,
	2013	% Change	2012
	(Dollars in thousands)
Membership and Exchange	$117,186	4.7%	$111,942
Management and Rental	14,220	29.0%	11,019

Total adjusted EBITDA	$131,406	6.9%	$122,961

As a percentage of total revenue	34.7%	2.2%	33.9%
As a percentage of total revenue excluding pass-through revenue	39.6%	2.3%	38.7%

        Adjusted EBITDA in the first nine months of 2013 increased by $8.4 million, or 6.9%, from 2012, consisting of increases of $5.2 million from our Membership and Exchange segment and $3.2 million from our Management and Rental segment.

        Adjusted EBITDA of $117.2 million from our Membership and Exchange segment grew by $5.2 million, or 4.7%, compared to the prior year. The improvement in adjusted EBITDA is primarily driven by stronger revenue during the first nine months of 2013, largely due to the positive contributions from our Platinum and Club Interval products and higher transaction revenue from the Interval Network, as well as an increase in transaction activity and other membership programs outside of the Interval Network. Additionally, adjusted EBITDA in the period benefitted from lower sales and marketing costs, partly related to a shift in the timing of an industry tradeshow, as well as a decrease in compensation and employee-related costs within general and administrative expense.

        Adjusted EBITDA from our Management and Rental segment rose by $3.2 million in the first nine months of 2013 to $14.2 million from $11.0 million in 2012. The growth in adjusted EBITDA in this segment is primarily driven by the incremental contribution from VRI in the 2013 period together with delivering higher gross profit on a year-over-year comparable basis, in addition to improvement in Aston's RevPAR during the year. These drivers of adjusted EBITDA were partly offset by higher professional fees incurred for services provided in connection with the property management infrastructure at Aston.

Other income (expense), net

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended September 30,
	2013	% Change	2012
	(Dollars in thousands)
Interest income	$60	(88.8)%	$535
Interest expense	$(1,295)	(80.0)%	$(6,485)
Other income, net	$(65)	(92.9)%	$(915)
Loss on extinguishment of debt	$—	(100)%	$(17,925)

        Interest income decreased $0.5 million in the third quarter of 2013 compared to 2012 primarily as a result of the repayment of certain loans receivable subsequent to August 2012.

        Interest expense in the third quarter of 2012 primarily relates to interest and amortization of debt costs on our senior notes, which were extinguished on September 4, 2012. Interest expense in the third quarter of 2013 relates to interest and amortization of debt costs on our amended and restated revolving credit facility entered into on June 21, 2012. Lower interest expense in the third quarter of 2013 is primarily due to lower average balance outstanding and interest rate under the revolving credit facility compared to the senior notes.

        Other expense, net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange for the three months ended September 30, 2013 resulted in a net loss of $0.1 million compared to a net loss of $0.9 million in the third quarter of 2012. The unfavorable fluctuations during the current quarter were principally driven by U.S. dollar positions held at September 30, 2013 affected by the weaker dollar compared to the British pound and the Colombian peso. The unfavorable fluctuations during the third quarter of 2012 were principally driven by U.S. dollar positions held at September 30, 2012 affected by the weaker dollar compared to the Mexican peso.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine Months Ended September 30,
	2013	% Change	2012
	(Dollars in thousands)
Interest income	$282	(81.7)%	$1,538
Interest expense	$(4,559)	(80.9)%	$(23,874)
Other income (expense), net	$893	(137.1)%	$(2,408)
Loss on extinguishment of debt	$—	(100)%	$(18,527)

        Interest income decreased $1.3 million in the first nine months of 2013 compared to 2012 primarily as a result of the repayment of certain loans receivable subsequent to August 2012.

        Interest expense in the first nine months of 2012 primarily relates to interest and amortization of debt costs on our term loan and senior notes, which were extinguished on June 21, 2012 and

September 4, 2012, respectively. Interest expense in the first nine months of 2013 relates to interest and amortization of debt costs on our amended and restated revolving credit facility entered into on June 21, 2012. Lower interest expense in 2013 is primarily due to lower average balance outstanding and interest rate under the revolving credit facility compared to the term loan and senior notes.

        Other income (expense), net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange for the nine months ended September 30, 2013 resulted in a net gain of $1.2 million compared to a net loss of $2.1 million in 2012. The favorable fluctuations during the 2013 period were principally driven by U.S. dollar positions held at September 30, 2013 affected by the stronger dollar compared to the Colombian and Mexican pesos and the Egyptian pound. The unfavorable fluctuations during 2012 were principally driven by U.S. dollar positions held at September 30, 2012 affected by the weaker dollar compared to the Mexican and Colombian pesos.

Income Tax Provision

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

        For the three months ended September 30, 2013 and 2012, ILG recorded income tax provisions for continuing operations of $13.0 million and $0.6 million, respectively, which represent effective tax rates of 43.1% and 80.5%, respectively. For the three months ended September 30, 2013, the tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended September 30, 2013, the effective tax rate further increased due to income taxes associated with the effect of changes in tax laws in certain states and other income tax items, the most significant of which related to the effect of changes in tax laws in the U.K, as discussed further below, that were enacted during the third quarter of 2013. The higher effective tax rate for the period ended September 30, 2012, was primarily attributable to reduced income before income taxes, driven by the loss on the extinguishment of debt related to the redemption of the senior notes, which magnified the impact of other income tax items, the most significant of which related to the effect of changes in tax laws in the U.K that were enacted during the third quarter of 2012.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

        For the nine months ended September 30, 2013 and 2012, ILG recorded income tax provisions for continuing operations of $41.6 million and $14.9 million, respectively, which represent effective tax rates of 39.9% and 37.0%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. For the nine months ended September 30, 2013, the effective tax rate is higher than the prior year period primarily due to the shift in the projections of the proportion of income earned and taxed between the various jurisdictions and the effect of changes in tax laws in certain states and in the U.K. that were enacted during the third quarter of 2013. Additionally, the 2012 period benefitted from the one-time permanent difference attributable to ILG's ability to redeem the senior notes.

        As of September 30, 2013 and December 31, 2012, ILG had unrecognized tax benefits of $1.7 million and $0.7 million, respectively, of which $1.2 million and $0.7 million, if recognized, would favorably affect the effective tax rate. There were no material increases or decreases in unrecognized tax benefits for the three months ended September 30, 2013. During the nine months ended September 30, 2013, the unrecognized tax benefits increased by a net amount of approximately $1.0 million, primarily attributable to an increase recorded during the first quarter of 2013 of approximately $1.1 million related to state income tax items offset by approximately $0.2 million recorded during the first quarter of 2013 related to the decrease in unrecognized tax benefits as a result of the expiration of the statute of limitations related to foreign taxes. The increase of

$1.1 million for state income tax items did not have an overall impact on the effective tax rate as it is entirely offset by a related state refund claim filed during the first quarter of 2013.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and nine months ended September 30, 2013. During the nine months ended September 30, 2013, interest and penalties decreased by approximately $0.2 million during the first quarter of 2013 as a result of the expiration of the statute of limitations related to foreign taxes. As of September 30, 2013, ILG had accrued $0.4 million for interest and penalties.

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

        During 2012, the U.K. Finance Act of 2012 was enacted, which further reduced the U.K. corporate income tax rate to 24%, effective April 1, 2012 and 23%, effective April 1, 2013. The impact of the U.K. rate reduction to 24% and 23%, which reduced our U.K. net deferred tax asset and increased income tax expense, was reflected in the reporting period when the law was enacted. During the third quarter of 2013, the U.K. Finance Act of 2013 was enacted which further reduced the U.K. corporate income tax rate to 21%, effective April 1, 2014 and 20%, effective April 1, 2015. The impact of the U.K. rate reduction to 21% and 20% has been reflected in the current reporting period. It reduced our U.K. net deferred tax asset and increased income tax expense by approximately $0.6 million. The change in the corporate tax rate initially negatively impacts income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreases; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

        Subsequent to September 30, 2013, we received the expected favorable binding technical advice issued by a state taxing authority on state income tax items. This advice will allow us to decrease our unrecognized tax benefits by approximately $1.1 million in the fourth quarter of 2013, and additionally will lower state income taxes and favorably impact our effective tax rate in the fourth quarter of 2013 and going forward.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2013, we had $103.6 million of cash and cash equivalents, including $94.9 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $61.8 million is held in foreign jurisdictions, principally the U.K. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is used as our primary source of liquidity. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the nine months ended September 30, 2013 and, as of September 30, 2012, the respective cash balances were immaterial to our overall cash on hand.

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

Cash Flows Discussion

        Net cash provided by operating activities increased to $89.3 million in the nine months ended September 30, 2013 from $64.1 million in the same period of 2012. The increase of $25.2 million from 2012 was principally due to lower interest paid as well as higher cash receipts and lower net cash expenses in 2013 compared to 2012, partly offset by an increase in income taxes paid primarily related to higher actual pre-tax book income in 2013.

        Net cash used in investing activities of $1.4 million in the nine months ended September 30, 2013 primarily related to capital expenditures of $9.3 million principally pertaining to IT initiatives and to the acquisition of certain property management contracts and other assets by our management and rental segment, partially offset by the early repayment of an existing loan receivable totaling $9.9 million. Net cash used in investing activities of $42.6 million in the nine months ended September 30, 2012 primarily related to the VRI acquisition, net of cash acquired, of $40.0 million, disbursements totaling $9.5 million for additional investments in loans receivable and capital expenditures of $10.4 million principally pertaining to IT initiatives, all partially offset by payments totaling $17.0 million received on an existing loan.

        Free cash flow is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." For the nine months ended September 30, 2013 and 2012, free cash flow was $80.0 million and $53.7 million, respectively. The change is mainly a result of the variance in net cash provided by operating activities as discussed above.

        Net cash used in financing activities of $84.1 million in the nine months ended September 30, 2013 primarily related to principal payments of $70 million on our revolving credit facility, $12.6 million of dividends paid, and withholding taxes on the vesting of restricted stock units. These uses of cash were partially offset by excess tax benefits from stock-based awards and the proceeds from the exercise of stock options. In the nine months ended September 30, 2012, net cash used in financing activities of $89.4 million was primarily due to the redemption of our senior notes, principal payments of $56.0 million on the term loan, of which we paid $51.0 million from cash on-hand in June 2012 to fully extinguish the term loan, cash dividends totaling $17.0 million, payments of debt issuance costs of $3.9 million in connection with entering into our amended and restated credit agreement in June 2012, and withholding taxes on the vesting of restricted stock units. These uses of cash were partially offset by the $290.0 million drawn on our revolving credit facility to fund the redemption, and proceeds from excess tax benefits from stock-based awards and the exercise of stock options.

        On June 21, 2012, we entered into an amended and restated credit agreement which, among other things (1) provides for a $500 million revolving credit facility, (2) extends the maturity of the credit facility to June 21, 2017, (3) provides for an interest rate on borrowings, commitment fees and letter of credit fees based on ILG and its subsidiaries' consolidated leverage ratio, and (4) may be increased to up to $700 million, subject to certain conditions. As of September 30, 2013, $190 million of borrowings were outstanding under the revolving credit facility, with $310 million available to be drawn.

        Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on our consolidated leverage ratio. As of September 30, 2013, the applicable margin was 1.50% per annum for LIBOR revolving loans and 0.50% per annum for Base Rate loans. The revolving credit facility has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% per annum based on our consolidated leverage ratio and as of September 30, 2013, the commitment fee was 0.275%.

        The revolving credit facility has various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The revolving credit facility requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the amended credit agreement, of 3.50 through December 31, 2013 and 3.25 thereafter. Additionally, we are required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement, of 3.0. As of September 30, 2013, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 1.00 and 33.30, respectively.

Dividends

        In May and August 2013, our Board of Directors declared quarterly dividend payments of $0.11 per share paid in June and September 2013, respectively, of $6.3 million each.

        In November 2013, our Board of Directors declared a $0.11 per share dividend payable December 18, 2013 to shareholders of record on December 4, 2013.

Contractual Obligations and Commercial Commitments

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At September 30, 2013, guarantees, surety bonds and letters of credit totaled $23.1 million. The total includes maximum exposure under guarantees of $19.8 million, which primarily relates to the Management and Rental segment's hotel and resort management agreements of Aston, including those with guaranteed dollar amounts, and accommodation leases supporting the Aston management activities, entered into on behalf of the property owners for which either party may terminate such leases upon 60 days prior written notice to the other. In addition, certain of the Management and Rental segment's hotel and resort management agreements of Aston provide that owners receive specified percentages of the revenue generated under Aston management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of September 30, 2013 amounts are not expected to be significant, individually or in the aggregate. Aston also enters into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, Aston is the primary obligor and may be liable for unreimbursed costs. As of September 30, 2013, amounts pending reimbursements are not significant.

        Contractual obligations and commercial commitments at September 30, 2013 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$190,000	$—	$—	$190,000	$—
Debt interest(a)	15,341	4,109	8,252	2,980	—
Purchase obligations(b)	27,550	7,408	14,757	4,835	550
Operating leases	51,332	12,003	16,838	11,622	10,869

Total contractual obligations	$284,223	$23,520	$39,847	$209,437	$11,419

(a)
Debt principal and projected debt interest represent principal and interest to be paid on our revolving credit facility based on the balance outstanding as of September 30, 2013. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of September 30, 2013. Interest on the revolving credit facility is calculated using the prevailing rates as of September 30, 2013.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$23,051	$12,688	$6,793	$2,609	$961

(c)
Commercial commitments include minimum revenue guarantees related to Aston's hotel and resort management agreements, Aston's accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

        Included in other liabilities, both current and long-term, as presented in our consolidated balance sheet as of September 30, 2013, are certain unconditional recorded contractual obligations. These obligations and the future periods in which such obligations are expected to settle in cash are as follows (in thousands):

Twelve Month Period Ending December 31,
2013	$3,857
2014	—
2015	—
2016	—
2017	—
Thereafter	—

Total	$3,857

Off-Balance Sheet Arrangements

        Except for the off-balance sheet items disclosed above in our Contractual Obligations and Commercial Commitments (which excludes "Debt principal"), as of September 30, 2013 we did not have any significant off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

        Adjusted EBITDA is defined as EBITDA excluding, if applicable: (1) non-cash compensation expense, (2) goodwill and asset impairments, (3) acquisition related and restructuring costs, (4) other non-operating income and expense and (5) the impact of correcting prior period items.

        Non-GAAP net income is defined as net income attributable to common stockholders excluding the impact of correcting an immaterial prior period net understatement in the current year-to-date financials and excluding the prior year non-cash loss on extinguishment of our indebtedness, net of tax.

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

Items That Are Excluded From ILG's Non-GAAP Measures (as applicable)

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

        Acquisition related and restructuring costs are transaction fees, costs incurred in connection with performing due diligence, subsequent adjustments to our initial estimate of contingent consideration obligations associated with business acquisitions, and other direct costs related to acquisition activities. Additionally, this item includes certain restructuring charges primarily related to workforce reductions and estimated costs of exiting contractual commitments.

        Other non-operating income and expense consists principally of foreign currency translations of cash held in certain countries in currencies, principally U.S. dollars, other than their functional currency, in addition to any gains or losses on extinguishment of debt.

 RECONCILIATIONS OF NON-GAAP MEASURES

        The following tables reconcile adjusted EBITDA and EBITDA to operating income for our operating segments, and to net income attributable to common stockholders in total for the three and nine months ended September 30, 2013 and 2012 (in thousands). The noncontrolling interest relates to the Management and Rental segment.

	For the Three Months Ended September 30, 2013
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$35,276	$5,597	$40,873
Non-cash compensation expense	(2,354)	(255)	(2,609)
Other non-operating income (expense), net	(70)	5	(65)
Acquisition related and restructuring costs	(187)	(1,250)	(1,437)

EBITDA	32,665	4,097	36,762
Amortization expense of intangibles	(337)	(1,613)	(1,950)
Depreciation expense	(3,186)	(313)	(3,499)
Less: Other non-operating income (expense), net	70	(5)	65

Operating income	$29,212	$2,166	31,378

Interest income			60
Interest expense			(1,295)
Other non-operating expense, net			(65)
Income tax provision			(12,973)

Net income			17,105
Net income attributable to noncontrolling interest			(4)

Net income attributable to common stockholders			$17,101

	For the Three Months Ended September 30, 2012
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$33,644	$4,074	$37,718
Non-cash compensation expense	(2,311)	(253)	(2,564)
Other non-operating income, net	(915)	—	(915)
Acquisition related and restructuring costs	57	335	392
Loss on extinguishment of debt	(17,925)	—	(17,925)

EBITDA	12,550	4,156	16,706
Amortization expense of intangibles	(4,968)	(1,701)	(6,669)
Depreciation expense	(3,011)	(300)	(3,311)
Less: Other non-operating income, net	915	—	915
Less: Loss on extinguishment of debt	17,925	—	17,925

Operating income	$23,411	$2,155	25,566

Interest income			535
Interest expense			(6,485)
Other non-operating expense, net			(915)
Loss on extinguishment of debt			(17,925)
Income tax provision			(624)

Net income			152
Net income attributable to noncontrolling interest			(3)

Net income attributable to common stockholders			$149

	For the Nine Months Ended September 30, 2013
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$117,186	$14,220	$131,406
Non-cash compensation expense	(6,962)	(791)	(7,753)
Other non-operating income (expense), net	1,061	(168)	893
Prior period item	3,496	—	3,496
Acquisition related and restructuring costs	(356)	(2,436)	(2, 792)

EBITDA	114,425	10,825	125,250
Amortization expense of intangibles	(1,011)	(4,847)	(5,858)
Depreciation expense	(9,872)	(987)	(10,859)
Less: Other non-operating income (expense), net	(1,061)	168	(893)

Operating income	$102,481	$5,159	107,640

Interest income			282
Interest expense			(4,559)
Other non-operating income, net			893
Income tax provision			(41,571)

Net income			62,685
Net income attributable to noncontrolling interest			(10)

Net income attributable to common stockholders			$62,675

	For the Nine Months Ended September 30, 2012
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$111,942	$11,019	$122,961
Non-cash compensation expense	(7,954)	(779)	(8,733)
Other non-operating expense, net	(2,259)	(149)	(2,408)
Acquisition related and restructuring costs	(79)	305	226
Loss on extinguishment of debt	(18,527)	—	(18,527)

EBITDA	83,123	10,396	93,519
Amortization expense of intangibles	(15,808)	(5,193)	(21,001)
Depreciation expense	(9,025)	(814)	(9,839)
Less: Other non-operating expense, net	2,259	149	2,408
Less: Loss on extinguishment of debt	18,527	—	18,527

Operating income	$79,076	$4,538	83,614

Interest income			1,538
Interest expense			(23,874)
Other non-operating expense, net			(2,408)
Loss on extinguishment of debt			(18,527)
Income tax provision			(14,911)

Net income			25,432
Net income attributable to noncontrolling interest			(6)

Net income attributable to common stockholders			$25,426

        The following table reconciles cash provided by operating activities to free cash flow for the nine months ended September 30, 2013 and 2012 (in thousands).

	For the Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$89,302	$64,122
Less: Capital expenditures	(9,338)	(10,425)

Free cash flow	$79,964	$53,697

        The following table reconciles net income attributable to common stockholders to non-GAAP net income, and to non-GAAP earnings per share for the three and nine months ended September 30, 2013 and 2012 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$17,101	$149	$62,675	$25,426
Prior period item	—	—	(3,496)	—
Income tax provision on prior period item	—	—	1,387	—
Loss on extinguishment of debt	—	17,925	—	18,527
Income tax benefit of loss on extinguishment of debt	—	(7,032)	—	(7,269)

Non-GAAP net income	$17,101	$11,042	$60,566	$36,684

Non-GAAP earnings per share		`
Basic	$0.30	$0.19	$1.06	$0.65
Diluted	$0.29	$0.19	$1.05	$0.64

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

        Operating foreign currency exchange for the three months ended September 30, 2013 and 2012 resulted in a net gain of $0.1 million and a net loss of $25,000, respectively, attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency. Operating foreign currency exchange for the nine months ended September 30, 2013 and 2012 resulted in net losses of $0.1 million in each period.

        Non-operating foreign exchange for the three months ended September 30, 2013 and 2012 resulted in net losses of $0.1 million and $0.9 million, respectively, attributable to cash held in certain countries in currencies other than their functional currency. Non-operating foreign exchange for the nine months ended September 30, 2013 and 2012 resulted in a net gain of $1.2 million and a net loss of $2.1 million, respectively.

        The unfavorable fluctuations in the third quarter of 2013 were principally driven by U.S. dollar positions held at September 30, 2013 affected by the weaker dollar compared to the Columbia peso and the British pound. The unfavorable fluctuations in the third quarter of 2012 were principally driven by U.S. dollar positions held at September 30, 2012 affected by the weaker dollar compared to the Mexican peso. The favorable fluctuations in the nine months ended September 30, 2013 were principally driven by U.S. dollar positions held at September 30, 2013 affected by the stronger dollar compared to the Colombian and Mexican pesos and the Egyptian pound. The unfavorable fluctuations in the nine months ended September 30, 2012 were principally driven by U.S. dollar positions held at September 30, 2012 affected by the weaker dollar compared to the Mexican and Colombian pesos.

        Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three and nine months ended September 30, 2013 would result in an approximate change to revenue of $0.7 million and $2.3 million, respectively. There have been no material quantitative changes in market risk exposures since December 31, 2012.

Interest Rate Risk

        We are exposed to interest rate risk through borrowings under our June 21, 2012 amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on ILG's leverage ratio. As of September 30, 2013, the applicable margin was 1.50% per annum for LIBOR revolving loans and 0.50% per annum for Base Rate loans. During the third quarter of 2013, we had at least $190 million outstanding under our revolving credit facility; a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.5 million for the current quarter. While we currently do not hedge our interest rate exposure, this risk is somewhat mitigated by variable interest rates earned on our cash balances.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  Unregistered Sale of Securities.    None

  (b)
  Use of Proceeds.    Not applicable

  (c)
  Purchases of Equity Securities by the Issuer and Affiliated Purchasers:    The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended September 30, 2013 by or on behalf of ILG or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs(1)
July 2013	—	—	1,697,360	$4,120,479
August 2013	—	—	1,697,360	$4,120,479
September 2013	—	—	1,697,360	$4,120,479

(1)
On August 4, 2011, we announced that our Board of Directors had authorized the repurchase of up to $25 million of our common stock. There is no time restriction on this authorization and repurchases may be made in the open-market or through privately negotiated transactions.

Items 3-5.    Not applicable.

Item 6.    Exhibits

Exhibit Number		Description	Location
2.1	†	Business Transfer Deed, dated August 3, 2013, among CLC Resort Management Limited, Gorvines Limited, VRI Europe Limited and the other parties thereto*

3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.

3.2		Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG's Quarterly Report on Form 10-Q, filed on August 11, 2009.

3.3		Third Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on December 14, 2011.

31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

Exhibit Number	Description	Location
101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†
Filed herewith.

††
Furnished herewith.

*
Schedules and other similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The company hereby undertakes to furnish supplementally copies of any of the omitted schedules and attachments upon request by the U.S. Securities and Exchange Commission.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2013

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
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013 (Unaudited)
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