Form 10-K
period 2013-12-31
Interval Leisure Group, Inc.
filed 2014-02-28
CIK 1434620

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $786,918,126. As of February 25, 2014, 57,437,950 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

PART I

Item 1.    Business.

Overview

        Interval Leisure Group, Inc., or ILG, is a leading global provider of membership and leisure services to the vacation industry. We operate in two segments: Membership and Exchange and Management and Rental. Membership and Exchange offers leisure and travel-related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. Interval, the principal business in our Membership and Exchange segment, has been a leader in the membership and exchange services industry since its founding in 1976. As of December 31, 2013, nearly 2,900 resorts located in over 80 nations participated in Interval's exchange network, the Interval Network. At that date, the Membership and Exchange segment had approximately two million member families who are enrolled in various programs including approximately 1.8 million in the Interval Network. The Membership and Exchange segment represented approximately 73% of ILG's consolidated revenue for the fiscal year ended December 31, 2013 and approximately 76% of ILG's consolidated revenue for the fiscal year ended December 31, 2012.

        Management and Rental provides hotel, condominium resort, timeshare resort and homeowners' association management, and rental services to both vacation property owners and vacationers. As of December 31, 2013, the businesses that comprise our Management and Rental segment provided management and rental services at over 250 vacation properties, resorts and club locations in North America, Europe, Hawaii and Guam. The Management and Rental segment represented approximately 27% of ILG's consolidated revenue for the fiscal year ended December 31, 2013 and approximately 24% of ILG's consolidated revenue for the fiscal year ended December 31, 2012. For information regarding the results of operations of ILG and its segments on a historical basis, see Note 12 to the Consolidated Financial Statements of ILG and the disclosure set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        On November 4, 2013, VRI Europe Limited, a subsidiary of ILG, purchased the European shared ownership resort management business of CLC World Resorts and Hotels (CLC), for approximately £56 million (or approximately $90 million) in cash (subject to adjustment for working capital, actual 2013 results and other specified items) and issuance to CLC of shares totaling 24.5% of VRI Europe Limited.

        On December 12, 2013, we acquired all of the equity of Aqua Hospitality LLC and Aqua Hotels and Resorts, Inc., referred to as Aqua, a Hawaii-based hotel and resort management company representing more than 25 properties in Hawaii and Guam.

        The Membership and Exchange operating segment consists of Interval International Inc.'s businesses, referred to as Interval, and the membership and exchange related lines of business of Trading Places International, or TPI, and VRI. The Management and Rental operating segment consists of Aston Hotels & Resorts, (referred to as Aston), Aqua, VRI Europe and the management and rental related lines of business of VRI and TPI.

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

        Vacation ownership is the segment of the hospitality industry that encompasses the development, operation and sale of vacation interests in traditional timeshare regimes, fractional products, private residence clubs, condo hotels and other forms of shared ownership, and vacation home ownership. Vacation ownership sales (excluding sales of fractional, private residence club, destination club and whole ownership products) in the U.S. for 2012, the last year for which data is available, were approximately $6.9 billion, as compared to $6.5 billion in 2011. U.S. sales of fractional products, private residences and destination club products were approximately $497 million in 2012, the last year for which data is available, as compared to $552 million in 2011. Although vacation ownership sales have not returned to the 2007 levels of $10.6 billion due to economic conditions, leisure travelers continue to use their vacation ownership interests as demonstrated by significantly higher average occupancy rates at U.S. timeshare resorts than at U.S. hotels.

        Access to financing has returned to the industry following the recession and slow recovery. While very few new projects have been constructed in the last several years, developers and homeowners' associations have been taking back vacation ownership interests which are again available to be sold. This allows developers to continue to generate sales revenues without significant capital expenditure for development and causes homeowners' associations at resorts that are no longer linked to a developer to look for efficient distribution channels to resell the inventory to preserve the maintenance fee paying owner base. Additionally, a high proportion of sales by developers are to their existing owners, which does not result in new members to the Interval Network. We anticipate continued consolidation within the industry.

  Membership and Exchange Services

        The membership and exchange services industry provides owners of vacation interests with flexibility and choice by providing them access to alternative accommodations through exchange networks encompassing a wide variety of resorts. There are two principal providers of vacation ownership membership and exchange services in the global vacation membership services industry, Interval International, an ILG business, and RCI, LLC, a subsidiary of Wyndham Worldwide Corp. Trading Places International and several third parties also operate in this industry with a significantly more limited scope of available accommodations. In addition, many vacation ownership resort developers and managers provide exchange services to owners within their resort systems.

        Future growth in the membership and exchange services industry will be driven primarily by the number of vacation interests sold to new purchasers (including those who acquire vacation interests in the secondary market) and by increasing services provided directly to existing owners of vacation interests. At the end of 2012, approximately 8.3 million weekly equivalent intervals were owned at U.S. timeshare resorts. Due to the decreased pace of sales since the 2008 recession and the ability for developers to acquire delinquent and resold inventory, developers in the United States have been building very few new resorts. Some developers are expanding the fee for service nature of their business by selling inventory acquired from defaults, resales or agreements with resort owners. Industry expansion is expected to be driven by:

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

        Management and rental companies manage the homeowners associations that are responsible for operation, maintenance and improvements to condominium and shared ownership resorts. This fee-for-service business provides

  •
  administrative services for reservations, front desk, board and owner meetings,

  •
  fiscal services for budgeting, maintaining books and records, billing and collection of assessments, and reporting, and

  •
  quality assurance inspections, maintenance, capital planning, and housekeeping services.

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

        Currently, ILG offers management and/or rental services for condominium, hotel and timeshare properties and their owner associations in North America, Europe, Hawaii and Guam. A significant amount of our management and rental revenue is derived from resorts located in Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii increased 2.5% for the year ended December 31, 2013 compared to the prior year. The increase in visitors correlates with an overall increase of 8.0% in revenue per available room ("RevPAR") at Aston and Aqua in Hawaii for the year ended December 31, 2013, compared to 2012. The increases in RevPAR in Hawaii were driven by higher average daily rates.

        As of the latest forecast (December 2013), the Hawaii Department of Business, Economic Development and Tourism forecasts increases of 2.7% in visitors to Hawaii and 4.2% in visitor expenditures in 2014 over 2013.

DESCRIPTION OF BUSINESS SEGMENTS

Membership and Exchange

        Membership and Exchange Programs.    We offer leisure and travel-related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients.

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

        How Exchange Works.    We provide members and participants of our exchange networks with two primary methods of exchange, "Deposit First" and for the Interval Network, "Request First." With

Deposit First, participants immediately transfer the use and occupancy of vacation interests at their home resort in return for the right to request an exchange. Under this method, members are not required to select a location or travel date at the time of deposit, but can request an exchange at any time during the period of the deposit's availability for exchange. All deposits expire two years after the occupancy date of the week deposited, unless extended by members through the purchase of a deposit extension. With Request First, members of the Interval Network may request an exchange prior to relinquishing the occupancy right in their vacation interest to the applicable exchange network. Using this method, the use and occupancy of the vacation interest is relinquished when a confirmation occurs. This method requires the participant to be confirmed to an exchange and travel prior to the occupancy period of the vacation interest relinquished.

        All vacation ownership accommodations relinquished to the Interval Network exchange programs are assigned a trading value at the time of deposit (under the Deposit First method) or at the time of request (under the Request First method) based on multiple factors, including location, quality, seasonality, unit attributes and time of relinquishment prior to occupancy to determine the relinquished accommodations' relative exchange value to the exchange network. Members are offered an exchange to accommodations which are generally of comparable value to those relinquished. Exchanges in the Trading Places International network are based on like value and upgrades are available upon payment of additional fees.

        Some members also are able to exchange the use and occupancy of their vacation interests through the Interval Network on a points basis. In these circumstances, points are relinquished to the applicable exchange network by the member and the exchange network receives accommodations from the operator of the points program on behalf of the member. Participants in the Trading Places International network must first reserve a week with the points program before depositing it for exchange.

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

  •
  Preferred Residences Program.  This hospitality-branded membership program for luxury shared ownership resorts and condo hotels offers owners an annually renewing membership throughout the period of each resort's participation in the Preferred Residences program. Members have access to additional travel-related benefits including special rates at Preferred Hotel Group properties.

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

  The Interval Network's resort recognition program recognizes certain of its eligible Interval Network resorts as either a "Select Resort," a "Premier Resort" or a "Premier Boutique Resort," based upon the satisfaction of qualifying criteria. Approximately 40% of Interval Network resorts were recognized as a Select, Premier or Premier Boutique Resort for 2013. Resorts achieved the rating based on the quality rating we assigned the resort following an inspection at the time of affiliation and by member feedback following vacations at the resort as well as participation in our prior recognition programs and other resort-specific factors. Recognized resorts are then subject to periodic inspection and customer evaluations and must comply with the program's service and quality criteria to retain their status.

  •
  Operational Support.  We also make available a comprehensive array of back-office servicing solutions to resort developers and resorts. For example, for an additional fee, we provide reservation services and billing and collection of maintenance fees and other amounts due to developers or homeowners' associations.

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

  Revenue

        Our Membership and Exchange segment earns most of its revenue from (i) fees paid for membership in the Interval Network and (ii) Interval Network transactional and service fees paid primarily for exchanges, Getaways, reservation servicing, and related transactions collectively referred to as "transaction revenue." Revenue is also derived from fees for ancillary products and services provided to members, fees from other membership and exchange programs and other products and services sold to developers.

Management and Rental

        We also provide management and rental services to hotels as well as condominium and timeshare resorts and/or their homeowners associations through Aston, Aqua, VRI Europe, VRI, and TPI. Such vacation properties and hotels are not owned by us. Aston and Aqua are based in Hawaii and concentrate largely on hotel and condominium resort management primarily in Hawaii, as well as vacation property rental and related services (including common area and owner association management services for condominium projects). VRI Europe manages vacation ownership resorts in Spain and the Canary Islands, the United Kingdom, France and Portugal. TPI and VRI provide property management, vacation rental and homeowners' association management services to timeshare resorts in the United States, Canada and Mexico.

  Management Services

        We provide hotel and resort management services for owners of condominium hotels, timeshare resorts and traditional hotels. Condominium resorts and timeshare resorts generally offer the same type of services offered by hotels and resorts, plus certain comforts of home, such as kitchens or kitchenettes, separate seating or living room areas and in suite, private bedrooms, with actual services and features varying by property. Generally, property and homeowners association management services, including administrative, fiscal and quality assurance services, are provided pursuant to exclusive agreements with terms typically ranging from one to ten years or more, many of which are automatically renewable. The loss of one or more of our largest management agreements could materially impact our Management and Rental business.

  Rental Services

        We also provide vacation property rental services for condominium owners, hotel owners, timeshare owners and homeowners associations. The condominium rental properties are generally investment properties, and, to a lesser extent, second homes, owned by individuals who contract with

Aston or Aqua directly to manage, market and rent their properties, generally pursuant to short-term agreements. We also offer such owners a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability. TPI and VRI offer vacation rental services to individual timeshare owners and homeowners associations.

  Distribution

        We secure guests for both managed hotels and vacation rentals primarily through long-standing relationships with travel partners, including wholesalers, retail travel agents and online travel intermediaries. We also conduct online marketing initiatives to reach consumers directly through our websites, www.astonhotels.com, www.resortquesthawaii.com, www.aquaresorts.com, www.aquahospitality.com, www.vriresorts.com, www.resort-solutions.co.uk, www.tradingplaces.com and www.mauicondo.com. As an additional distribution channel, Aston, VRI and TPI also provide units to Interval for use as Getaways.

  Revenue

        Revenue from the Management and Rental segment is derived principally from fees for hotel, condominium resort, timeshare resort and homeowners' association management and rental services. Management fees consist of a base management fee and, in some instances for hotels or condominium resorts, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. A majority of Aston and Aqua's hotel and condominium resort management agreements provide that owners receive either specified percentages of the revenue generated under our management or guaranteed dollar amounts. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit.

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
  investing in technology;

  •
  continuing to expand internationally; and

  •
  pursuing strategic acquisitions and joint ventures.

Marketing and Technology

  Membership and Exchange

        Membership and Exchange maintains corporate and consumer marketing departments, both of which are based in ILG's global headquarters in Miami, Florida, as well as a managed owner and membership marketing department in Laguna Niguel, California. International marketing expertise is provided primarily by London-based employees, with input and local expertise being provided by employees in local and regional offices worldwide. These departments are responsible for implementing our overall marketing strategy and developing printed and digital materials that are necessary to secure new relationships with resort developers, homeowners associations and resorts and obtain new members and participants, as well as promote membership renewals, exchange opportunities and other value-added services to existing members.

        We market our products and services to resort developers and other parties in the vacation ownership industry through a series of business development initiatives. In addition to advertising in hospitality industry publications, we sponsor, participate in and attend numerous industry conferences around the world. For 15 years, we have organized and co-sponsored a proprietary, multi-day informational seminar, known as the Shared Ownership Investment Conference, where real estate developers, hospitality companies, investors and others contemplating entry into the vacation ownership industry can meet and network with industry leaders, as well as participate in educational panels on various vacation ownership issues, such as property and program planning, sales and marketing, financing and regulatory requirements. This seminar is offered annually in the U.S. with additional conferences held periodically at locations in regions that Interval views as potential market opportunities for vacation ownership development. In 2013, we held one-day conferences in Buenos Aires, Argentina, Bogota, Colombia, and São Paulo, Brazil. With these programs, we work to strengthen and expand the vacation ownership industry through the education and support of viable new entrants. We have also maintained leadership roles in various industry trade organizations throughout the world since their inception, through which we have been a driving force in the promotion of constructive legislation, both in the U.S. and abroad, principally aimed at creating or enhancing consumer protection in the vacation ownership industry. In addition we operate a business to business website, www.resortdeveloper.com, and publish a trade magazine, Vacation Industry Review, for developers, industry partners and those interested in learning more about the shared ownership industry and our services.

        Given that our growth is dependent, in significant part, on our ability to secure vacation ownership accommodations and attract new members and participants to our exchange programs, our corporate marketing department targets its efforts directly at resort developers, homeowners' associations and indirectly at prospective owners of vacation ownership interests. In doing so, we not only promote the benefits of our networks and value-added services, but also market ourselves to resort developers and homeowners' associations as a provider of operational and sales and marketing support services. Our sales and services personnel proactively seek to establish strong relationships with developers during the early stages of the development of a particular resort by providing input on consumer preferences and industry trends based upon years of experience. In addition, given our long-standing relationships with others within the vacation ownership industry, we are often able to refer resort developers, management companies and owner-controlled associations to quality providers of a wide range of planning and operational resources. We believe that we have established a strong reputation within the vacation ownership industry as being highly responsive to the needs of resort developers, management companies and owners of vacation interests.

        Our consumer marketing efforts revolve around the deepening of new and existing customer relationships globally, focusing on the strategic design of consumer marketing and product development initiatives across the customer lifecycle. The design, development and execution of programs, promotions, online and offline communications, cross-sell initiatives, new technology tools and overall enhancements to both membership and product value propositions are all aimed at increasing acquisition, usage, loyalty, retention and overall engagement of members and non-members. The online channel remains a strategic focus of growth with new technology for our online booking tools and communications created to increase the overall user experience, member service and engagement. Interval Community and other social media channels offer Interval Network members a platform to share their experiences and communicate with each other about vacation ownership, travel, and ways to utilize and maximize their membership and their vacation ownership.

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

  Management and Rental

        Important to the success and continued growth of the Management and Rental business is our ability to source vacationers interested in booking vacation properties made available through our management and rental services. We also market to tour operators and other travel distribution channels such as online travel intermediaries, field sales personnel, international representatives and Interval members. Our Management and Rental businesses offer hotel and resort accommodations and vacation rentals to vacationers through www.astonhotels.com, www.resortquesthawaii.com, www.aquaresorts.com, www.aquahospitality.com, www.vriresorts.com, www.resort-solutions.co.uk, www.tradingplaces.com and www.mauicondo.com. Our marketing efforts also are focused on both developers and owners of hotels, condominium resorts and vacation rental properties, as well as homeowners' associations and individual owners of timeshare resorts.

International Operations

        We conduct operations through offices in the U.S. and 16 other countries. For the year ended December 31, 2013, revenue is sourced from over 100 countries worldwide. Other than the United States, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the years ended December 31, 2013, 2012 and 2011.

        Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented in the table below (in thousands). Amounts in the proceeding table representing revenue sourced from the United States versus all other countries for years ended December 31, 2012 and 2011 have been reclassified to conform to current period presentation.

	Year Ended December 31,
	2013	2012	2011
Revenue
United States	$404,886	$385,973	$344,081
All other countries(a)	96,329	87,366	84,713

Total	$501,215	$473,339	$428,794

(a)
Includes countries within the following continents: Africa, Asia, Australia, Europe, North America and South America

	December 31,
	2013	2012	2011
Long-lived assets (excluding goodwill and other intangible assets)
United States	$53,056	$51,059	$48,375
All other countries	6,500	2,289	2,264

Total	$59,556	$53,348	$50,639

Competition

  Membership and Exchange

        The two principal companies in the global vacation ownership membership and exchange industry, our Interval International business and RCI, aggressively compete for developer and consumer market share. TPI and several third parties operate in this industry with a significantly more limited scope of available accommodations. Our Membership and Exchange segment also faces increasing competition from points-based vacation clubs and large resort developers, which often operate their own internal exchange systems to facilitate exchanges for owners of vacation interests at their resorts as they increase in size and scope. In addition, vacation clubs and resort developers may have direct exchange relationships with other developers.

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

        Based on the most recent disclosure statements filed by RCI and Interval for the year ended December 31, 2012, RCI had approximately 3.7 million points and weeks members and its network for weeks included a total of approximately 4,100 resorts while the Interval Network, at that time, had approximately 1.8 million members and included nearly 2,800 resorts. Accordingly, RCI is the larger provider of vacation ownership member services with a larger exchange network. Through the resources of its corporate affiliates, particularly Wyndham Vacation Ownership, Inc., itself engaged in vacation ownership sales, RCI may have greater access to a significant segment of new purchasers of vacation interests.

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

Employees

        As of December 31, 2013, ILG had approximately 5,000 employees worldwide. With the exception of employees at two properties in Hawaii and employees in Argentina, Italy, Mexico and Spain, employees are not represented by unions or collective bargaining agreements. ILG believes that relationships with its employees are generally good.

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

        From time to time in the ordinary course of business, we are a party to various legal proceedings and claims, including claims of alleged infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations.

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

Regulations Generally Applicable to Our Business

        Privacy and Data Collection.    The collection and use of personal data of our customers, as well as the sharing of our customer data with affiliates and third parties, are governed by privacy laws and regulations enacted in the United States and in other jurisdictions around the world. For instance, several states have introduced legislation or enacted laws and regulations that require compliance with standards for data collection and protection of privacy and, in some instances, provide for penalties for failure to notify customers when the security of a company's electronic/computer systems designed to protect such standards are breached, even by third parties. Other states, such as California, have enacted legislation that requires enhanced disclosure on Internet web sites regarding consumer privacy and information sharing among affiliated entities or have such legislation pending. In addition, the European Union Directive on Data Protection requires that, unless the use of data is "necessary" for certain specified purposes, including, for example, the performance of a contract with the individual concerned, consent must be obtained to use the data (other than in accordance with our stipulated privacy policies) or to transfer it outside of the European Union. Certain Latin American countries have also recently enacted similar data privacy laws. We believe that we are in material compliance with the laws and regulations applicable to privacy and data collection as such are relevant to our business.

        Marketing Operations.    The products and services offered by our various businesses are marketed through a number of distribution channels, each of which is regulated at the federal and state level. Such regulations may limit our ability to solicit new customers or to market additional products or services to existing customers. For example, to comply with state and federal regulations on telemarketing, our affected businesses have adopted processes to routinely identify and remove phone numbers listed on the various "do not call" registries from our calling lists and have instituted procedures for preventing unsolicited or otherwise unauthorized telemarketing calls. In addition, where appropriate, our business has registered as a telemarketer and has adopted calling practices compliant with requirements of the applicable jurisdiction, such as restrictions on the methods and timing of telemarketing calls and limitations on the percentage of abandoned calls generated through the use of automated telephone-dialing equipment or software. Our business has taken steps to identify cellular telephone numbers to prevent them from being called through the use of automated dialers without consent.

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

Regulations Applicable to the Management and Rental Businesses

        Our Management and Rental businesses are subject to, among others, laws and regulations that relate to health, safety and sanitation, the sale of alcoholic beverages, facility operation, access by disabled persons and fire safety. Applicable tourism regulations in Spain and the Canary Islands require that resorts managed by VRI Europe and its subsidiaries in those regions be registered in the Registry of Tourism. We believe that we are in material compliance with these laws and regulations as such are relevant to our business. These requirements are summarized below.

        Health, Safety and Sanitation.    Lodging and restaurant businesses often require licensing by applicable authorities, and sometimes these licenses are obtainable only after the business passes health inspections to assure compliance with health and sanitation codes. Health inspections are performed on a recurring basis. Health-related laws affect the food and beverage establishments. They also govern swimming pool use and operation and require the posting of notices, availability of certain rescue and other equipment and limitations on the number of persons allowed to use the pool at any time. These regulations typically impose civil fines or penalties for violations, which may lead to operating restrictions if uncorrected or in extreme cases of violations.

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

        We believe that developers will continue to create, operate and expand internal reservation and exchange systems, which decreases their reliance on vacation ownership membership programs, including those offered by us, and adversely impacts the supply of resort accommodations available through our exchange networks. The effects on our business are more pronounced as the proportion of corporate members in the Interval Network increases. The vacation ownership industry has and may continue to experience consolidation through the acquisition of vacation ownership developers by other developers, which may result in the diversion of exchange membership and other business.

Third Party Relationships—We depend on relationships with developers, members and other vacation property owners and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

        Our Interval Network business is dependent upon vacation ownership developers for new members and upon members and participants to renew their existing memberships and otherwise engage in transactions. Developers and members also supply resort accommodations for use in exchanges and Getaways. Our Management and Rental businesses are dependent upon vacation property and hotel owners and homeowners' associations for vacation properties to manage and rent to vacationers. The Interval Network has established multi-year relationships with numerous developers pursuant to exclusive affiliation agreements and we believe that relationships with these entities are generally strong, but these historical relationships may not continue in the future. During each year, the affiliation agreements for several of the Interval Network's largest new member-producing developers are scheduled to renew. The non-renewal of an affiliation agreement will adversely affect our ability to secure new members for our programs from the non-renewing resort or developer, and will result in the loss of existing Interval Network members (and their vacation interests) at the end of their current membership to the extent that we do not secure membership renewals directly from such members. In addition, we may be unable to negotiate new affiliation agreements with resort developers or secure renewals with existing members in our exchange programs, and our failure to do so would result in decreases in the number of new and/or existing members, the supply of resort accommodations available through our exchange networks and related revenue.

        If we are unable to obtain sufficient renewals of affiliations with resorts and memberships with consumers or to enter into new affiliation agreements, this could have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain existing or negotiate new affiliation agreements on terms as favorable as currently in place may be adversely impacted by the continued creation and operation of internal reservation and exchange systems by developers, as well as by consolidation in the vacation ownership industry.

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

Inventory—Insufficient availability of inventory may adversely affect our profits.

        Our Interval Network transaction levels are influenced by the supply of inventory in the system and the demand for such available inventory. The availability of exchange inventory is dependent on it being deposited into the system, directly by a member in support of a current or future exchange request or by a developer on behalf of its owners to support their anticipated exchanges.

        A number of factors may impact the supply and demand of inventory. For example, economic conditions may negatively impact our members' desire to travel, often resulting in an increase in the number of deposits made as a means of preserving the inventory's value for exchange at a later date when the member is ready to travel, while reducing the demand for inventory which is then available for exchange. Also, destination-specific factors such as regional health and safety concerns, the occurrence or threat of natural disasters and weather may decrease our members' desire to travel or exchange to a given destination, resulting in an increased supply of, but a decreased demand for, inventory from this destination. At other times, inventory may not be as available to the Interval system because owners are choosing to travel to their home resort/club system or otherwise not depositing with the Interval Network. In these instances, the demand for exchange and Getaway inventory may be greater than the inventory available. Where the supply and demand of inventory do not keep pace, transactions may decrease or we may elect to purchase additional inventory to fulfill the demand, which could negatively affect our profits and margin.

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

        As of December 31, 2013, we had total debt of approximately $253.0 million borrowed under our revolving credit facility. We also had an additional $247.0 million, net of any letters of credit usage, available for borrowing under the credit facility at that date. We may also incur significant additional indebtedness in the future, including expanding our revolving credit facility by up to $200.0 million. Our indebtedness and the restrictive covenants contained in our credit facility may, among other things:

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

        Our operations require managerial and operational expertise as well as the maintenance of relationships with resort developers and other third parties. In particular, we are dependent upon the management skills and continued services of several members of our senior management team, including Craig M. Nash, our Chief Executive Officer, and Jeanette E. Marbert, our Chief Operating Officer; and with respect to the Management and Rental business, Kelvin M. Bloom, President and Chief Executive Officer of Aston Hotels & Resorts. The failure of such key personnel to continue to be active in management of our businesses could have a material adverse effect on relationships with third parties, business, financial condition and results of operations. In addition, our agreements with a few developers allow the developer a limited termination right in the event that these individuals who are involved in the Interval Network are no longer with our company, in association with a material adverse impact on services. We do not maintain key employee insurance for any of our officers and employees.

Adverse Events and Trends in Key Vacation Destinations—Events and trends in key vacation destinations could adversely affect our business, financial condition and results of operations.

        A substantial percentage of the vacation ownership resorts currently participating in Interval's exchange networks are located in Florida, Hawaii, Las Vegas, Mexico and Southern California, and a large number of vacation properties for which we provide management and rental services are located in Hawaii and Spain. Approximately $146.6 million, $127.0 million and $122.6 million of 2013, 2012 and 2011 revenue, respectively, which excludes the Management and Rental segment pass-through revenue, was generated from travel to properties in the top six locations as well as hotel, resort and homeowners' association management services performed in these locations. As a result, our ongoing ability to successfully process confirmed vacations for members, as well as our ability to find vacationers for accommodations managed or marketed by us, is largely dependent on the continued desirability of these areas as key vacation destinations. Any significant shift in travel demand for one or more of these key destinations or any adverse impact on transportation to them, such as decreased airlift, natural disasters, regional violence, terrorism or increased travel costs, could have a material adverse effect on our business, financial condition and results of operations.

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

        Revenue from international operations for the years ended December 31, 2013, 2012, and 2011 was $96.3 million, $87.4 million, and $84.7 million, respectively. With VRI Europe, we expect these amounts to grow in 2014 while we continue to seek to invest in various international markets.

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

        We are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. As of December 31, 2013, we had $5.2 million of unrealized loss in other comprehensive income within stockholders' equity pertaining to our Venezuela entity, until such time we sell or liquidate our investment. Furthermore, other countries in which we maintain operations may impose limitations on the repatriation of cash from such countries now or in the future. Any limitation on us to transfer significant cash across borders from our international operations pertaining to intercompany debt or intercompany trade payables, if any, could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions and Strategic Arrangements—We may experience financial and operational risks in connection with acquisitions and strategic arrangements.

        During 2013, our newly-formed subsidiary VRI Europe Limited purchased the European shared ownership resort management business of CLC and we also purchased the Aqua business in Hawaii. These acquisitions build on our earlier expansion of our Management and Rental segment with the February 2012 acquisition of VRI and the November 2010 acquisition of TPI. We intend to continue selectively pursuing other acquisitions. However, we may be unable to identify attractive acquisition candidates or complete transactions on favorable terms. In addition, in the case of acquired businesses, we will need to:

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

        The performance of the businesses that we have acquired or will acquire may not meet the financial projections anticipated at acquisition or may be impacted by one or more unfavorable events or circumstances. This could negatively affect the value of goodwill and other intangible assets, as well as long-lived assets, and may require us to test the applicable reporting unit and/or asset for impairment. If following the test, we determine that we should record an impairment charge, our business, financial condition and results of operations may be adversely affected.

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

Sufficiency of Maintenance Fee Collection—Our continued management of homeowners' associations depends on their ability to collect sufficient maintenances fees.

        Our management fees from homeowners' associations are derived from maintenance fees levied on the owners by the associations. These maintenance fees also fund the operation, maintenance and improvements for the property. Many of the properties that we manage do not receive subsidies or resale services for foreclosed inventory from the developer. Once an association begins to experience a high default rate, if it is unable to foreclose and resell units to paying owners, the situation worsens as the maintenance fees on remaining owners continually increase to cover expenses. If the homeowners' associations that we manage are unable to levy and collect sufficient maintenance fees to cover the costs to operate and maintain the resort properties, such properties may be forced to close or file bankruptcy and may terminate our management.

Control of Managed Resorts—Our management agreements with homeowners' associations may not be renewed if an entity that offers management services acquires sufficient interests in the resort.

        The homeowners' associations that engage us to manage their resorts are operated through an elected board. Entities that offer management services have acquired, or may acquire, a number of vacation interests that may be voted to influence the composition of the homeowners' association board. To the extent that an entity offering management services is able to influence the membership or decision-making of the homeowners' association board based on their ownership of interests at the resort, our management agreements may not be renewed and our business and results of operations may be adversely affected.

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

Technology Projects—Business interruptions, cost overruns or project delays in connection with our undertaking of significant technology projects may materially adversely affect our business.

        We have several significant development projects related to our proprietary technology. We have committed sizable resources to these projects, which are expected to be phased in over several years. These projects are extremely complex, in part, because of the wide range of processes and the legacy systems involved. In 2010, upon launch of a major system project we experienced system instability which impacted the business operations. As we proceed with our existing projects, we are using controlled project plans and change control processes that we believe will provide for the adequate allocation of resources. However, a divergence from these may result in cost overruns or project delays. If the systems do not operate as expected, this could impact our ability to perform necessary business operations, which could materially adversely affect our business.

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

        A company processing, storing, or transmitting payment card data must be compliant with Payment Card Industry-Data Security Standards, or PCI-DSS, or risk losing its ability to process credit card payments and being audited and/or fined. As of December 31, 2013, we believe our Interval business is compliant with these standards and our Aston, VRI and TPI businesses are working to become fully compliant, and we are evaluating our newly acquired businesses, VRI Europe and Aqua, for their compliance status. Failure to obtain or maintain PCI-DSS compliance could result in our inability to accept credit card payments or subject us to penalties and thus could have a material negative effect on our operations. Changes in these security standards may cause us to incur significant unanticipated expenses to meet new requirements.

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

        While we began paying quarterly dividends in 2012, we may be unable to continue to pay dividends at the current rate or at all based on covenants in our credit agreement or if we do not have sufficient surplus under Delaware law. Our board of directors may determine not to declare dividends if the board deems this action to be in our company's best interests. Discontinuing payment of dividends could change the manner, timing and/or ability to realize gains on investment in our common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of the date hereof, ILG conducts operations through 39 offices in 17 countries, of which 16 offices are within the United States and 22 offices are outside of the United States. ILG's global headquarters is located in Miami, Florida and occupies approximately 100,000 square feet of office space under a long-term lease expiring in December 2020. We also operate a call center in Miami with approximately 60,000 square feet under a long-term lease expiring in October 2016. Our Membership and Exchange business' European headquarters is located in London, England and occupies approximately 24,000 square feet of office space under a long-term lease which expires in September 2021, while its Asian headquarters is located in Singapore and occupies approximately 5,500 square feet of office space expiring in August 2015.

        The Management and Rental segment is headquartered in Honolulu, Hawaii and Orange County, California. We have approximately 18,000 square feet of office space in Honolulu under a lease expiring in October 2019 and approximately 45,000 square feet of office space in Orange County under leases expiring between September 2014 and May 2015.

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

	High	Low
Year Ended December 31, 2013
Fourth Quarter	$32.13	$23.00
Third Quarter	$23.85	$19.95
Second Quarter	$22.24	$18.82
First Quarter	$22.20	$19.35

	High	Low
Year Ended December 31, 2012
Fourth Quarter	$20.38	$16.90
Third Quarter	$20.70	$17.62
Second Quarter	$20.24	$15.76
First Quarter	$17.70	$12.67

        As of February 19, 2014, there were approximately 1,600 holders of record of our common stock and the closing price of ILG common stock was $26.54. Because many of the outstanding shares of ILG common stock are held by brokers and other institutions on behalf of stockholders, ILG is not able to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

        In March 2012, our Board of Directors announced the beginning of our quarterly dividend payments which, in 2012, were declared and paid at a rate of $0.10 per share. In December 2012, we accelerated the payment of the dividend that would otherwise have been paid during the first quarter of 2013. In 2013, we declared and paid quarterly dividends of $0.11 per share beginning with the payment in the second quarter of 2013. We currently expect to declare and pay quarterly dividends of $0.11 per share quarterly in 2014. The actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board of Directors each quarter and will depend upon our results of operations, cash requirements and surplus, financial condition, legal requirements, capital requirements relating to business initiatives, investments and acquisitions and other factors that our Board of Directors may deem relevant. In addition, our revolving credit facility has various financial and operating covenants that place significant restrictions on us, including our ability to pay dividends.

Unregistered Sales of Equity Securities

        During the year ended December 31, 2013, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

        The following table sets forth information with respect to purchases of shares of our common stock, excluding commissions, made during the quarter ended December 31, 2013 by or on behalf of ILG or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs(1)
October 2013	—	—	1,697,360	$4,120,479
November 2013	—	—	1,697,360	$4,120,479
December 2013	—	—	1,697,360	$4,120,479

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

        The following graph covers the period from December 31, 2008 to December 31, 2013, assuming $100 was invested on December 31, 2008 in ILG common stock, and in each of the Russell 2000 in which our stock has been included since June 2009, and a peer group of companies in the Russell 2000 with the Hotels, Restaurant and Leisure GICS code 253010 (a list of these companies is provided below). The graph assumes that all dividends were reinvested on the date of payment without payment of any commissions. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return

ASSUMES $100 INVESTED ON DECEMBER 31, 2008
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2013

Company/Index/Market	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Interval Leisure Group, Inc.	$100.00	$231.35	$299.44	$252.50	$369.64	$597.65
Russell 2000 Index	$100.00	$127.09	$161.17	$154.44	$179.75	$249.53
Peer Group	$100.00	$131.70	$169.41	$160.35	$200.33	$307.44

        Companies included in peer group index with GICS Code 253010:

Biglari Holdings Inc.	Dineequity Inc.	Nathan's Famous Inc.
BJ's Restaurants Inc.	Diversified Restaurant Holdings	Noodles & Co.
Bloomin' Brands Inc.	Einstein Noah Restaurant Group	Orient Express Hotels Limited
Bob Evans Farms	Fiesta Restaurant Group	Papa John's International Inc.
Boyd Gaming Corp.	Ignite Restaurant Group Inc.	Pinnacle Entertainment Inc.
Bravo Brio Restaurant Group	Interval Leisure Group Inc.	Popeyes Louisiana Kitchen Inc.
Buffalo Wild Wings Inc.	International Speedway Corp.	Potbelly Corp.
Caesars Entertainment Corp.	Isle of Capri Casinos Inc.	Red Robin Gourmet Burgers
Carrols Restaurant Group Inc.	Jack In The Box Inc.	Ruby Tuesday Inc.
CEC Entertainment Inc.	Jamba Inc.	Ruth's Hospitality Group Inc.
The Cheesecake Factory Inc.	Krispy Kreme Doughnuts Inc.	Scientific Games Corp.
Churchill Downs Inc.	Life Time Fitness Inc.	Sonic Corp.
Chuy's Holdings Inc.	Luby's Inc.	Speedway Motorsports Inc.
Clubcorp Holdings Inc.	Marcus Corporation	Texas Roadhouse Inc.
Cracker Barrel Old Country	Marriott Vacations Worldwide Corp.	Town Sports International
Del Frisco's Restaurant Group	Monarch Casino & Resort Inc.	Vail Resorts Inc.
Denny's Corp.	Morgans Hotel Group Co.
Diamond Resorts International	Multimedia Games Holding Co.

Item 6.    Selected Financial Data

        The following Selected Financial Data should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Income" in Item 7 of this report.

Financial Information:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statement of Income Data
Revenue	$501,215	$473,339	$428,794	$409,440	$404,986
Operating income	132,745	109,781	98,784	104,477	101,217
Net income attributable to common stockholders	81,217	40,702	41,126	42,418	37,824
Non-GAAP net income(1)	79,076	51,959	41,126	42,418	37,824
EBITDA(1)	155,103	125,261	140,942	141,130	135,779
Adjusted EBITDA(1)	166,243	157,068	152,349	152,375	148,191
Earnings per share
Basic	$1.42	$0.72	$0.72	$0.75	$0.67
Diluted	1.40	0.71	0.71	0.73	0.66
Non-GAAP earnings per share(1)
Basic	$1.38	$0.92	$0.72	$0.75	$0.67
Diluted	1.37	0.91	0.71	0.73	0.66
Dividends declared
Dividends declared per share of common stock	$0.33	$0.50	—	—	—

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data
Total assets	$1,024,619	$906,920	$976,322	$978,384	$953,891
Long-term debt, net of current portion	253,000	260,000	340,113	357,576	395,290
ILG stockholders' equity	343,825	272,066	248,685	221,212	172,827
Noncontrolling interest	32,708	—	—	—	—

Operating Statistics:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Membership and Exchange
Total active members (000's)(2)	1,815	1,824	1,780	1,803	1,836
Average revenue per member(3)	$187.13	$182.39	$182.71	$181.36	$175.56
Management and Rental
Available room nights (000's)(4)	1,537	1,497	1,537	1,613	1,580
RevPAR(5)	$138.90	$130.28	$111.43	$95.79	$91.47

Additional Data:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Membership and Exchange
Transaction revenue(6)	$198,933	$198,434	$192,297	$190,954	$189,777
Membership fee revenue(7)	135,198	130,784	129,477	129,818	132,076
Ancillary member revenue(8)	6,852	6,976	7,371	8,709	8,430

Total member revenue	340,983	336,194	329,145	329,481	330,283
Other revenue	24,024	21,538	20,282	15,747	15,684

Total Membership and Exchange revenue	$365,007	$357,732	$349,427	$345,228	$345,967

Management and Rental
Management fee and rental revenue	$71,550	$54,946	$32,441	$22,694	$21,417
Pass-through revenue(9)	64,658	60,661	46,926	41,518	37,602

Total Management and Rental revenue	$136,208	$115,607	$79,367	$64,212	$59,019

Management and Rental gross margin	32.6%	30.5%	24.9%	21.3%	20.9%
Management and Rental gross margin without pass-through	62.1%	64.1%	60.9%	60.1%	57.5%

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

(3)
Represents membership fee revenue, transaction revenue and ancillary member revenue for the Interval Network for the applicable period divided by the monthly weighted average number of active members during the applicable period.

(4)
Available Room Nights is the number of nights available at Aston and Aqua managed vacation properties during the period, which excludes all rooms under renovation. Aqua available room nights included herein are only as of its acquisition date.

(5)
Represents Gross Lodging Revenue divided by Available Room Nights during the period. Gross Lodging Revenue is total room revenue collected from all Aston and Aqua-managed occupied rooms during the period. Aqua occupied room nights included herein are only as of its acquisition date.

(6)
Represents Interval Network transactional and service fees paid primarily for exchanges, Getaways, reservation servicing, and related transactions.

(7)
Represents fees paid for membership in the Interval Network.

(8)
Includes revenue related to insurance and travel-related services provided to Interval Network members.

(9)
Represents the compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners associations without mark-up. Management believes presenting gross margin without these expenses provides management and investors a relevant period-over-period comparison.

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

GENERAL

        The following Management Discussion and Analysis provides a comparative discussion of the results of operations and financial condition of ILG for the three years ended December 31, 2013. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K for the year ended December 31, 2013, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). This discussion includes the following sections:

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

        The Membership and Exchange operating segment consists of Interval International Inc.'s businesses, referred to as Interval, and the membership and exchange related line of business of Trading Places International, or TPI, and Vacation Resorts International, or VRI. The Management and Rental operating segment consists of Aston Hotels & Resorts (referred to as Aston), Aqua Hospitality LLC and Aqua Hotels and Resorts, Inc. (referred to as Aqua), VRI Europe Limited and the management and rental related line of business of VRI and TPI.

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

General Description of our Business

        ILG is a leading global provider of membership and leisure services to the vacation industry. We operate in two segments: Membership and Exchange and Management and Rental. Membership and Exchange, offers leisure and travel-related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. Management and Rental provides hotel, condominium resort, timeshare resort and homeowners' association management, and rental services to both vacation property owners and vacationers.

Membership and Exchange Services

        Interval, the principal business in our Membership and Exchange segment, has been a leader in the membership and exchange services industry since its founding in 1976. As of December 31, 2013, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

  •
  a large and diversified base of participating resorts consisting of nearly 2,900 resorts located in over 80 countries, including both leading independent resort developers and branded hospitality companies; and

  •
  approximately 1.8 million vacation ownership interest owners enrolled as members of the Interval Network.

        Interval typically enters into multi-year contracts with developers of vacation ownership resorts, pursuant to which the resort developers agree to enroll all purchasers of vacation interests at the applicable resort as members of an Interval exchange program. In return, Interval provides enrolled purchasers with the ability to exchange the use and occupancy of their vacation interest at the home resort/club system (generally for a period of one week) for the right to occupy accommodations at a different resort participating in an Interval exchange network. Through Interval's Getaways, members may rent resort accommodations for a fee without relinquishing the use of their vacation interest. In addition, Interval offers sales, marketing and operational support, consulting and back-office services, including reservation servicing, to certain resort developers participating in the Interval Network, upon their request and for additional consideration.

        The Membership and Exchange segment earns most of its revenue from (i) fees paid for membership in the Interval Network and (ii) Interval Network transactional and service fees paid primarily for exchanges, Getaways, reservation servicing, and related transactions collectively referred to as "transaction revenue."

Management and Rental Services

        We also provide management and rental services to hotels as well as condominium and timeshare resorts and/or their homeowners associations through Aston, Aqua, VRI Europe, VRI, and TPI. Such vacation properties and hotels are not owned by us. Aston and Aqua are based in Hawaii and concentrate largely on hotel and condominium resort management primarily in Hawaii, as well as vacation property rental and related services (including common area and owner association management services for condominium projects). VRI Europe manages vacation ownership resorts in Spain, United Kingdom, France and Portugal. TPI and VRI provide property management, vacation rental and homeowners' association management services to timeshare resorts in the United States, Canada and Mexico.

        As of December 31, 2013, the businesses that comprise our Management and Rental segment provided management and rental services at over 250 vacation properties, resorts and club locations in North America.

        Revenue from the Management and Rental segment is derived principally from fees for hotel, condominium resort, timeshare resort and homeowners' association management and rental services. Management fees consist of a base management fee, incentive management fee, service fees, and annual maintenance fees, as applicable. Incentive management fees are generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. Annual maintenance fees are amounts paid by timeshare owners for maintaining and operating the respective properties, including management services.

        At Aston and Aqua, the majority of hotel and condominium resort management agreements provide that owners receive either specified percentages of the revenue generated under our management or, in limited instances, guaranteed dollar amounts. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or amounts, and the Management and Rental segment either retains the balance (if any) as its management fee or makes up the deficit. In other instances, fees for rental services generally consist of commissions earned on rentals.

International Revenue

        International revenue increased 10.3% in 2013 compared to 2012 and increased 3.1% in 2012 compared to 2011. As a percentage of our total revenue, international revenue increased to 19.2% in 2013, from 18.5% in 2012, which was a decrease from 19.8% in 2011. The increase in international revenue as a percentage of total revenue in 2013 is largely attributable to revenue from our VRI Europe joint venture commencing November 2013. The decrease in international revenue as a percentage of total revenue in 2012 is largely attributable to the February 2012 acquisition of VRI which operates entirely in the United States.

Other Factors Affecting Results

Membership and Exchange

        The consolidation of resort developers driven by bankruptcies and the lack of receivables financing has resulted in a decrease in the flow of new members from point of sale to our exchange networks. Access to financing has returned to the industry following the recession and slow recovery. While very few new projects have been constructed in the last several years, developers and homeowners' associations have been taking back vacation ownership interests which are again available to be sold. This allows developers to continue to generate sales revenues without significant capital expenditure for development and causes homeowners' associations at resorts that are no longer linked to a developer to look for efficient distribution channels to resell the inventory to preserve the maintenance fee paying owner base. Additionally, a high proportion of sales by developers are to their existing owners, which does not result in new members to the Interval Network.

        Our 2013 results were negatively affected by a shift in the percentage mix of our membership base from traditional, direct renewal members to corporate members. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate, however, these members tend to have a lower propensity to transact with us. Membership mix as of December 31, 2013 included 60% traditional and 40% corporate members, compared to 62% and 38%, respectively, as of December 31, 2012. Consequently, where possible, we structure our corporate membership arrangements to include reservation servicing and/or other revenue streams to mitigate the anticipated lower transaction propensity.

Management and Rental

        Our Management and Rental segment results are susceptible to variations in economic conditions, particularly in its largest market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii increased 2.5% in 2013 compared to 2012. The increase in visitors correlates with an overall increase of 8.0% in revenue per available room ("RevPAR") at Aston and Aqua in Hawaii in 2013 compared to 2012. The combined increase in RevPAR in Hawaii was driven by higher average daily rates.

        As of the latest forecast (December 2013), the Hawaii Department for Business, Economic Development and Tourism, forecasts increases of 2.7% in visitors to Hawaii and 4.2% in visitor expenditures in 2014 over 2013.

Business Acquisitions

        On February 28, 2012, we acquired VRI, a non-developer provider of resort and homeowners association management services to the shared ownership industry. VRI was consolidated into our financial statements as of the acquisition date and the financial effect of this acquisition was not material to our consolidated financial statements; however, the year-over-year comparability for the year ended December 31, 2013 was affected as further discussed in our Results of Operations section.

        On November 4, 2013, VRI Europe Limited purchased the European shared ownership resort management business of CLC, for approximately £56 million (or approximately $90 million) in cash (subject to adjustment for working capital, actual 2013 results and other specified items) and issuance to CLC of shares totaling 24.5% of VRI Europe Limited, creating a joint venture. In connection with this arrangement, ILG has committed to issue a convertible secured loan for approximately $15 million to CLC which matures in five years with interest payable monthly. VRI Europe was consolidated into our financial statements as of the acquisition date and is included in our Management and Rental operating segment for segment reporting.

        On December 12, 2013, we acquired all of the equity of Aqua, a leading management company currently representing more than 25 properties in Hawaii and Guam, which provides full-service management, including sales, marketing, Internet distribution, individualized branding, and reservations. Aqua was consolidated into our financial statements as of the acquisition date and is included in our Management and Rental operating segment for segment reporting.

        The financial effect of these acquisitions on an individual basis was not material to our consolidated financial statements; however, the year-over-year comparability was affected as further discussed in our Results of Operations section.

Liquidity

        On June 21, 2012, we entered into an amended and restated credit agreement which provides, among other things, a $500 million revolving credit facility, as further discussed in Note 6 of the consolidated financial statements included in this report. The interest rate on the amended and restated credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on our consolidated leverage ratio.

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

        For the Management and Rental segment, we expect Aston's RevPAR to continue to show year-over-year improvement as its largest market, Hawaii, continues its tourism recovery and benefits from increases in airlift into the island chain; however, increases in the cost of a Hawaiian vacation may negatively impact visitor arrivals and temper growth. Additionally, our completion of the VRI Europe and Aqua transactions will affect the year-over-year comparability of our results of operations for the year ended December 31, 2014. The VRI Europe transaction also will affect international revenue as a percentage of total revenue.

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

Membership and Exchange

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

Management and Rental

        The Management and Rental segment's revenue is derived principally from fees for hotel, condominium resort, timeshare resort and homeowners association management and rental services. Management fees consist of base management fees, incentive management fees, service fees, and annual maintenance fees, as applicable.

        Base management fees are typically either (i) fixed amounts, (ii) amounts based on a percentage of adjusted gross lodging revenue, or (iii) various other revenue sharing arrangements with condominium owners based on stated formulas. Base management fees are recognized when earned in accordance with the terms of the contract. Incentive management fees for certain hotels and condominium resorts are generally a percentage of operating profits or improvement in operating profits. We recognize incentive management fees as earned throughout the incentive period based on actual results which are trued-up at the culmination of the incentive period. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. Service fee revenue is recognized when the service is provided. Annual maintenance fees are amounts paid by timeshare owners for maintaining and operating the respective properties, which includes management services, and is recognized on straight-line basis over the respective annual maintenance period.

        In certain instances we arrange services which are provided directly to property owners. Transactions for these services do not impact our consolidated financial statements as they are not included in our results of operations. Additionally, in most cases, we employ on-site personnel to provide services such as housekeeping, maintenance and administration to property owners and homeowner associations under our management agreements. For such services and related reimbursements, we recognize revenue in an amount equal to the expenses incurred given we are principal in this aspect of the arrangement, pursuant to ASC 605-45, "Principal Agent Considerations."

Multiple-Element Arrangements

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

Accounting for Business Combinations

        In accordance with ASC Topic 805, "Business Combinations," when accounting for business combinations we are required to recognize the assets acquired, liabilities assumed, contractual contingencies, noncontrolling interests and contingent consideration at their fair value as of the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets, estimated contingent consideration payments and/or pre-acquisition contingencies, all of which ultimately affect the fair value of goodwill established as of the acquisition date. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date and is then subsequently tested for impairment at least annually.

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

Indefinite-Lived Intangible Assets

        Our intangible assets with indefinite lives relate principally to trade names, trademarks and certain resort management contracts. Pursuant to ASC 350, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. Accordingly, we evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life. As of December 31, 2013, there have been no changes to the indefinite life determination pertaining to these intangible assets.

        In addition, an intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded. However, subsequent to July 2012, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a "more-likely-than-not" threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset.

2013 Annual Impairment Test

        As of October 1, 2013, we reviewed the carrying value of goodwill and other intangible assets of each of our two reporting units. Goodwill assigned to the Membership and Exchange and Management and Rental reporting units as of that date was $483.5 million and $22.3 million, respectively. We elected to bypass the qualitative assessment for the 2013 annual test and performed the first step of the impairment test on both our reporting units. At the conclusion of that impairment test, we concluded that each reporting unit's fair value exceeded its carrying value and, therefore, the second step of the impairment test was not necessary. As of December 31, 2013, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on October 1, 2013.

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

        With respect to our Membership and Exchange reporting unit's step one analysis, the primary examples of key estimates include our discount rate and forecasted sales growth rates. As previously noted, we use the average of an income approach and a market comparison approach to calculate the fair value of our reporting units. As a measure of sensitivity on the income approach, as of the date of our last annual impairment test, a hypothetical 10% change in both our discount and long-term growth rates would result in a change of $150 million in the income approach fair value of the reporting unit, or approximately 9% of the excess of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our selected EBITDA multiple by 10% would result in a change of approximately $130 million in the Membership and Exchange reporting unit's market comparison approach fair value, or approximately 8% of the excess of the reporting unit's fair value over its carrying value.

        With respect to our Management and Rental reporting unit's step one analysis, the primary examples of key estimates include forecasted available and occupied room nights, average daily rates and long-term growth rates. As a measure of sensitivity on the income approach, as of the date of our last annual impairment test, a hypothetical 10% change to all four forecasted key estimates would result in a change of approximately $19 million in our Management and Rental's income approach fair value, or approximately 28% of the excess of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our selected EBITDA multiple by 10% would result in a change of approximately $24 million in the reporting unit's market comparison approach fair value, or approximately 16% of the excess of the reporting unit's fair value over its carrying value.

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

  •
  Our ability to maintain and renew contractual relationships with vacation ownership developers that provide new or corporate members and supply of resort accommodations for use in exchanges or Getaways.

  •
  Our ability to motivate members to renew their existing memberships and/or otherwise engage in transactions.

  Management and Rental

  •
  A downturn or a weakening of the economy may cause decreased demand for vacation rentals.

  •
  The failure to maintain existing hotel, condominium resort and timeshare resort management and/or rental services arrangements with vacation property owners/homeowners associations, and/or insolvency of several properties managed by or marketed by the Management and Rental segment.

  •
  A significant decrease in the supply of available vacation rental accommodations due to ongoing property renovations.

  •
  Inability of our managed homeowners' associations to levy and collect sufficient maintenance fees to cover the costs to operate and maintain the resort properties; such properties may be forced to close or file bankruptcy and may terminate our management.

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

Recoverability Test

        For the years ended December 31, 2013 and 2012, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test has not been warranted.

Stock-Based Compensation

        Stock-based compensation is accounted for under ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). On May 21, 2013, ILG adopted the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan and stopped granting awards under the ILG 2008 Stock and Annual Incentive Plan. Both plans provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Restricted stock units ("RSUs") are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of

ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant, except for RSUs subject to relative total shareholder return performance criteria, for which the fair value is based on a Monte Carlo simulation analysis as further discussed in Note 10 accompanying our consolidated financial statements. Each RSU is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. We grant awards subject to graded vesting (i.e. portions of the award vest at different times during the vesting period) or to cliff vesting (i.e. all awards vest at the end of the vesting period). In addition, certain RSUs are subject to attaining specific performance criteria.

        ILG recognizes non-cash compensation expense for all RSUs held by ILG's employees. For RSUs to be settled in stock, the accounting charge is measured at the grant date fair value of ILG common stock and expensed as non-cash compensation over the vesting term using the straight-line basis for service awards and the accelerated basis for performance-based awards with graded vesting. Certain cliff vesting awards with performance criteria are tied to anticipated future results of operations in determining the fair value of the award, while other cliff vesting awards with performance criteria are tied to the achievement of relative total shareholder return criteria. This value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock, as compensation expense.

        Stock-based compensation is recorded within the same line item in our consolidated statements of income as the employee-related compensation of the award recipient, as disclosed in tabular format in Note 10 accompanying our consolidated financial statements.

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

        As of December 31, 2013, ILG had approximately $14.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 1.8 years. Of the $14.5 million of unrecognized compensation cost, 55.4% relates to an employee class group comprised of certain key employees for which we do not expect RSUs to be forfeited. For awards in which we expect forfeitures to occur, a 10% change to our estimated forfeiture rate would have an impact of less than $100,000 to our unrecognized compensation cost as of December 31, 2013.

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

        Although we believe we have adequately reserved for our uncertain tax positions, the ultimate outcome of these tax matters may differ from our expectations. We adjust our reserves in light of changing facts and circumstances, such as the completion of a tax audit, expiration of the applicable statute of limitations, the refinement of an estimate, and interest accruals associated with uncertain tax positions until they are resolved. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. See Note 11 accompanying our consolidated financial statement.

        Our future effective tax rates could be affected by changes in our deferred tax assets or liabilities, the valuation of our uncertain tax positions, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

RESULTS OF OPERATIONS

Revenue

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$198,933	0.3%	$198,434	3.2%	$192,297
Membership fee revenue	135,198	3.4%	130,784	1.0%	129,477
Ancillary member revenue	6,852	(1.8)%	6,976	(5.4)%	7,371

Total member revenue	340,983	1.4%	336,194	2.1%	329,145
Other revenue	24,024	11.5%	21,538	6.2%	20,282

Total Membership and Exchange revenue	365,007	2.0%	357,732	2.4%	349,427

Management and Rental
Management fee and rental revenue	71,550	30.2%	54,946	69.4%	32,441
Pass-through revenue	64,658	6.6%	60,661	29.3%	46,926

Total Management and Rental revenue	136,208	17.8%	115,607	45.7%	79,367

Total revenue	$501,215	5.9%	$473,339	10.4%	$428,794

2013 Compared to 2012

        Revenue for the year ended December 31, 2013 of $501.2 million increased $27.9 million, or 5.9%, compared to revenue of $473.3 million in 2012. Membership and Exchange segment revenue of $365.0 million increased $7.3 million, or 2.0%, and Management and Rental segment revenue of $136.2 million increased $20.6 million, or 17.8%, in the year compared to 2012.

Membership and Exchange

        Membership and Exchange revenue increased $7.3 million, or 2.0%, in 2013 compared to 2012. This increase is primarily driven by increases in membership fee revenue of $4.4 million and other revenue of $2.5 million, coupled with a rise in transaction revenue of $0.5 million. The increase of $4.4 million in membership fee revenue in 2013 compared to 2012 is mainly the result of a correction of an immaterial prior period understatement of membership revenue amounting to $4.1 million recorded during the second quarter of 2013, coupled with further adoption of Platinum and Club Interval products.

        The increase in transaction revenue is mainly related to higher other transaction related fees and reservation servicing revenue of $0.9 million and $0.5 million, respectively, partly offset by a drop in revenue from exchanges and Getaways of $0.9 million. Lower transaction revenue from exchanges and Getaways was caused by a decrease in transaction volume of 2.0%, partly offset by an increase of 2.3% in average fee per transaction. Lower transaction volume is related to the continued shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity.

        The increase in other revenue for the current period is primarily attributable to transaction activity and other membership programs outside of the Interval Network, coupled with higher sales of marketing materials primarily for point-of-sale developer use.

        Overall Interval Network average revenue per member was $187.13 in 2013, which was higher by 2.6% over the prior year period.

Management and Rental

        The increase of $16.6 million, or 30.2%, in management fee and rental revenue includes $9.2 million of incremental revenue from our VRI Europe joint venture which commenced on November 4, 2013, coupled with $4.6 million of two additional months of VRI's results included in the 2013 period. Fee income earned from managed hotel and condominium resort properties at Aston and Aqua increased $2.9 million, or 10.6%, in 2013, partly driven by our acquisition of Aqua on December 12, 2013. Combined RevPAR was $138.90, an increase of 6.6% attributable to an 8.6% higher average daily rate during 2013 compared to prior year.

        Pass-through revenue represents reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners association without mark-up. The increase in pass-through revenue of $4.0 million, or 6.6%, in 2013 is largely related to our acquisition of Aqua and two additional months of VRI included in the 2013 period, together with an increase resulting from the addition of new Aston properties under management.

2012 Compared to 2011

        Revenue for the year ended December 31, 2012 of $473.3 million increased $44.5 million, or 10.4%, compared to revenue of $428.8 million in 2011. Membership and Exchange segment revenue of $357.7 million increased $8.3 million, or 2.4%, in 2012 compared to the prior year period and Management and Rental segment revenue of $115.6 million increased $36.2 million, or 45.7% from 2011.

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

Cost of Sales

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange	$87,740	(0.1)%	$87,868	7.4%	$81,812
Management and Rental
Management fee and rental expenses	27,112	37.4%	19,730	55.6%	12,682
Pass-through expenses	64,658	6.6%	60,661	29.3%	46,926

Total Management and Rental cost of sales	91,770	14.2%	80,391	34.9%	59,608

Total cost of sales	$179,510	6.7%	$168,259	19.0%	$141,420

As a percentage of total revenue	35.8%	0.8%	35.5%	7.8%	33.0%
As a percentage of total revenue excluding pass-through revenue	41.1%	0.9%	40.8%	10.1%	37.0%
Gross margin	64.2%	(0.4)%	64.5%	(3.8)%	67.0%
Gross margin without pass-through revenue/expenses	73.7%	(0.3)%	73.9%	(1.8)%	75.3%

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

2013 Compared to 2012

        Cost of sales for the year ended December 31, 2013 of $179.5 million increased $11.3 million from 2012, consisting of an increase of $11.4 million from our Management and Rental segment, partly offset by a decrease of $0.1 million from our Membership and Exchange segment. Overall gross margin of 64.2% for 2013 remained relatively consistent year-over-year.

        Gross margin for the Membership and Exchange segment in 2013 was relatively consistent when compared to the prior year. Cost of sales for this segment decreased $0.1 million, or 0.1%, compared to the prior year. The relatively flat year-over-year comparable was a result of lower costs pertaining to our membership fulfillment activities, partly offset by an increase in purchased inventory expense of $0.9 million. The increase in purchased inventory expense was due to a higher proportion of purchased inventory utilized during 2013, coupled with an increase in the average cost per unit of this purchased inventory.

        The increase of $11.4 million in cost of sales from the Management and Rental segment was primarily attributable to $5.3 million of incremental expenses resulting from the inclusion of VRI Europe's results, an increase of $4.0 million in segment pass-through revenue driven in large part by our acquisition of Aqua in December 2013, together with other incremental expenses related to the additional two months of VRI's results included in the 2013 period and higher compensation and other employee related costs. Gross margin for this segment increased by 216 basis points to 32.6% in 2013 compared to 2012. Excluding the effect of pass-through revenue, gross margin for this segment decreased by 199 basis points to 62.1% during 2013 compared to the prior year.

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

Selling and Marketing Expense

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(Dollars in thousands)
Selling and marketing expense	$53,722	0.3%	$53,559	0.1%	$53,504
As a percentage of total revenue	10.7%	(5.3)%	11.3%	(9.3)%	12.5%
As a percentage of total revenue excluding pass-through revenue	12.3%	(5.2)%	13.0%	(7.4)%	14.0%

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

2013 Compared to 2012

        Selling and marketing expense in 2013 remained relatively in line with 2012. As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 60 and 67 basis points, respectively, during 2013 compared to the prior year.

2012 Compared to 2011

        Selling and marketing expense in 2012 remained relatively flat compared to 2011, increasing less than $0.1 million. As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 116 and 103 basis points, respectively, during 2012 compared to the prior year.

General and Administrative Expense

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(Dollars in thousands)
General and administrative expense	$112,574	6.9%	$105,270	11.4%	$94,508
As a percentage of total revenue	22.5%	1.0%	22.2%	0.9%	22.0%
As a percentage of total revenue excluding pass-through revenue	25.8%	1.1%	25.5%	3.1%	24.7%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, as well as facilities costs, fees for professional services and other company-wide benefits.

2013 Compared to 2012

        General and administrative expense in 2013 increased $7.3 million from 2012, primarily due to incremental expenses of $2.8 million in the 2013 period from the inclusion of acquired businesses in our results of operations, higher professional fees of $4.9 million (excluding such incremental expenses from acquired businesses), and unfavorable year-over-year net changes of $1.2 million primarily related to the estimated fair value of contingent consideration for an acquisition, and certain other miscellaneous cost increases. These cost increases were partly offset by lower overall compensation and other employee related costs of $2.3 million, excluding incremental expenses from acquired business.

        The $4.9 million increase in professional fees primarily related to accounting and legal services provided largely in connection with the VRI Europe transaction and the acquisition of Aqua, together with additional costs related to certain IT initiatives.

        The $2.3 million decrease in overall compensation and other employee-related costs, excluding incremental expenses from acquired businesses, was primarily due to $2.2 million of lower health and welfare insurance expense primarily resulting from a drop in self-insured claim activity during 2013 compared to the prior year, $1.3 million of higher capitalized internal labor costs pertaining to internally developed software, and a $0.7 million decrease in non-cash compensation expense. This $0.7 million decrease was mainly due to certain awards vesting fully during the third quarter of 2012 through the first quarter of 2013, which was partially offset by the incremental expense related to new awards granted in the first quarter of 2013. These decreases were partly offset by higher salary and incentive related compensation.

        As a percentage of total revenue and total revenue excluding pass-through revenue, general and administrative expense during 2013 increased 22 and 28 basis points, respectively, over the prior year.

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

        As a percentage of total revenue and total revenue excluding pass-through revenue, general and administrative expense during 2012 increased 20 and 76 basis points, respectively, over the prior year.

Amortization Expense of Intangibles

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(Dollars in thousands)
Amortization expense of intangibles	$8,133	(64.7)%	$23,041	(15.6)%	$27,301
As a percentage of total revenue	1.6%	(66.7)%	4.9%	(23.5)%	6.4%
As a percentage of total revenue excluding pass-through revenue	1.9%	(66.6)%	5.6%	(21.9)%	7.1%

2013 Compared to 2012

        Amortization expense of intangibles for 2013 decreased $14.9 million from 2012 primarily due to certain intangible assets related to the acquisition by IAC of our Interval International business in 2002 being fully amortized by the end of the third quarter of 2012, partly offset by the incremental amortization expense in 2013 pertaining to intangible assets resulting from recently acquired businesses.

2012 Compared to 2011

        Amortization expense of intangibles for 2012 decreased $4.3 million from 2011 primarily due to certain intangible assets fully amortized by the end of the third quarter of 2012, partly offset by the incremental amortization expense pertaining to intangible assets resulting from the acquisition of VRI.

Depreciation Expense

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(Dollars in thousands)
Depreciation expense	$14,531	8.2%	$13,429	1.1%	$13,277
As a percentage of total revenue	2.9%	2.2%	2.8%	(8.4)%	3.1%
As a percentage of total revenue excluding pass-through revenue	3.3%	2.3%	3.3%	(6.4)%	3.5%

2013 Compared to 2012

        Depreciation expense for 2013 increased $1.1 million over 2012 largely due to additional depreciable assets being placed in service subsequent to December 31, 2012. These depreciable assets pertain primarily to software and related IT hardware.

2012 Compared to 2011

        Depreciation expense for 2012 was relatively consistent compared with 2011, increasing by $0.2 million or 1.1%.

Operating Income

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange	$125,881	20.8%	$104,245	5.8%	$98,562
Management and Rental	6,864	24.0%	5,536	NM	222

Total operating income	$132,745	20.9%	$109,781	11.1%	$98,784

As a percentage of total revenue	26.5%	14.2%	23.2%	0.7%	23.0%
As a percentage of total revenue excluding pass-through revenue	30.4%	14.3%	26.6%	2.8%	25.9%

2013 Compared to 2012

        Operating income in 2013 increased $23.0 million from 2012, consisting of increases of $21.6 million from our Membership and Exchange segment and $1.3 million from our Management and Rental segment.

        Operating income for our Membership and Exchange segment increased $21.6 million to $125.9 million in 2013 compared to the prior year. The increase in operating income was driven primarily by $14.8 million of lower amortization expense of intangibles and stronger year-over-year gross profit contribution.

        The increase in operating income of $1.3 million in our Management and Rental segment is primarily due to the incremental contributions from our recently acquired businesses together with improved operating results at our other management businesses driven largely by stronger management fee and rental revenue. These increases were partly offset by higher professional fees largely related to the VRI Europe and Aqua transactions, in addition to an unfavorable year-over-year net change of $0.7 million mainly related to the estimated fair value of contingent consideration for an acquisition.

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

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." Prior period amounts have been recast to conform to the current period definition of Adjusted EBITDA.

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(Dollars in thousands)
Membership and Exchange	$146,899	3.0%	$142,652	(0.8)%	$143,765
Management and Rental	19,344	34.2%	14,416	67.9%	8,584

Total adjusted EBITDA	$166,243	5.8%	$157,068	3.1%	$152,349

As a percentage of total revenue	33.2%	NM	33.2%	(6.6)%	35.5%
As a percentage of total revenue excluding pass-through revenue	38.1%	NM	38.1%	(4.6)%	39.9%

2013 Compared to 2012

        Adjusted EBITDA in 2013 increased by $9.2 million, or 5.8%, from 2012, consisting of increases of $4.2 million from our Membership and Exchange segment and $4.9 million from our Management and Rental segment.

        Adjusted EBITDA of $146.9 million from our Membership and Exchange segment grew by $4.2 million, or 3.0%, compared to the prior year. The improvement in adjusted EBITDA is primarily driven by revenue growth largely attributable to the positive contributions from our Platinum and Club Interval products and higher transaction revenue and other membership programs outside of the Interval Network. Additionally, adjusted EBITDA in the period benefitted from lower compensation and employee-related costs within general and administrative expense.

        Adjusted EBITDA from our Management and Rental segment rose by $4.9 million, or 34.2%, to $19.3 million in 2013 from $14.4 million in 2012. The growth in adjusted EBITDA in this segment is principally driven by the incremental contribution from our recently acquired businesses together with delivering higher gross profit on a year-over-year comparable basis. These items were partly offset by higher professional fees incurred for services provided in connection with the property management infrastructure at Aston.

2012 Compared to 2011

        Adjusted EBITDA in 2012 increased $4.7 million from 2011, or 3.1%, consisting of an increase of $5.8 million from our Management and Rental segment, partly offset by a decrease of $1.1 million from our Membership and Exchange segment.

        Adjusted EBITDA from our Membership and Exchange segment decreased $1.1 million to $142.7 million in 2012 from $143.8 million in 2011. Adjusted EBITDA for this segment reflects a shift in percentage mix of the membership base which has negatively affected transaction propensity and average membership fee per member. Additionally, the segment experienced higher overall compensation and employee-related costs, particularly driven by rising health and welfare insurance expense due to higher self-insured claim activity and higher call center costs and related member servicing activities mainly resulting from the affiliation of two corporate accounts during the first half of 2012. This was partly offset by the inclusion of VRI's results and the favorable contribution from the membership and exchange activities of TPI.

        Adjusted EBITDA from our Management and Rental segment increased $5.8 million to $14.4 million in 2012 from $8.6 million in 2011. The improvement in adjusted EBITDA in this segment is primarily driven by higher gross profit of $15.5 million delivered mainly from the inclusion of VRI in our results of operations, together with improvement in Aston's RevPAR during the year and new property management contracts secured at TPI in the third quarter 2011. This was partly offset by higher general and administrative expenses of $8.5 million due to the inclusion of VRI's general and administrative expenses in our results.

Other Income (Expense), net

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(Dollars in thousands)
Interest income	$362	(79.8)%	$1,792	41.9%	$1,263
Interest expense	$(6,172)	(75.9)%	$(25,629)	(28.0)%	$(35,575)
Other income (expense), net	$259	(110.5)%	$(2,456)	(255.4)%	$1,580
Loss on extinguishment of debt	$—	100.0%	$(18,527)	NM	$—

2013 Compared to 2012

        Interest income decreased $1.4 million in 2013 compared to 2012 primarily as a result of the repayment of certain loans receivable subsequent to August 2012.

        Interest expense in the first nine months of 2012 primarily relates to interest and amortization of debt costs on our term loan and senior notes, which were extinguished on June 21, 2012 and September 4, 2012, respectively. Interest expense incurred from the fourth quarter of 2012 through December 31, 2013 relates to interest and amortization of debt costs on our amended and restated revolving credit facility entered into on June 21, 2012. Lower interest expense in 2013 is primarily due to lower average balance outstanding and interest rate under the revolving credit facility compared to the term loan and senior notes.

        Other income (expense), net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange for the year ended December 31, 2013 resulted in a net gain of $0.6 million compared to a net loss of $2.2 million in 2012. The favorable fluctuations during the 2013 period were principally driven by U.S. dollar positions held at December 31, 2013 affected by the stronger dollar compared to the Colombian peso and the Egyptian pound, partly offset by the weaker dollar compared to the British pound. The unfavorable fluctuations during 2012 were principally driven by U.S. dollar positions held at December 31, 2012 affected by the weaker dollar compared to the Mexican and Colombian pesos.

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

Income Tax Provision

2013 Compared to 2012

        For the years ended December 31, 2013 and 2012, ILG recorded income tax provisions for continuing operations of $45.4 million and $24.3 million, respectively, which represent effective tax rates of 35.7% and 37.3%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. In addition, during the fourth quarter of 2013, ILG recorded income tax benefits of $3.5 million associated with state income tax items attributable to the impact of a binding technical advisement that was issued by a state taxing authority, as discussed further below. ILG also recorded income taxes of $0.8 million associated with the U.S. tax consequences of certain of ILG's foreign operations and other income tax items, the most significant of which related to the effect of changes in tax laws in the U.K., as discussed further below. In 2012, ILG recorded income tax benefits of $0.9 million associated with the U.S. tax consequences of certain of ILG's foreign operations and other income tax items, the most significant of which related to the tax impact of ILG's redemption of the senior notes.

        As of December 31, 2013 and 2012, ILG had unrecognized tax benefits of $0.5 million and $0.7 million, respectively, which if recognized, would favorably affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2013 and 2012 are $0.2 million and $0.4 million, respectively, of unrecognized tax benefits related to the acquisition of TPI. In connection with our acquisition of TPI, the former shareholders have agreed to indemnify us for all tax liabilities and related interest and penalties for the pre-acquisition period. The net decrease of $0.2 million in 2013 in unrecognized tax benefits is due principally to a decrease in foreign taxes as a result of the expiration of the statute of limitations partly offset by other income tax items. Additionally, during the first quarter of 2013, the unrecognized tax benefits increased by approximately $1.1 million related to state income tax items. During the fourth quarter of 2013, we received the expected favorable binding technical advisement issued by a state taxing authority on state income tax items, which allowed us to decrease our unrecognized tax benefits by the $1.1 million, as discussed further below. The net decrease of $0.2 million in 2012 in unrecognized tax benefits is due principally to both a decrease in foreign taxes as a result of the expiration of the statute of limitations and settlements with taxing authorities related primarily to certain tax credits, partly offset by other income tax items.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest during 2013. During 2013, interest and penalties decreased by approximately $0.2 million as a result of the expiration of the statute of limitations related to foreign taxes. There were no material accruals for interest during 2012. During 2012, interest and penalties decreased by approximately $0.2 million as a result of the expiration of the statute of limitations related to foreign taxes. At December 31, 2013 and 2012, ILG has accrued $0.4 million and $0.6 million, respectively, for the payment of interest and, if applicable, penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.2 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to foreign taxes. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

        ILG has routinely been under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under a tax sharing agreement entered into in connection with the spin-off transaction, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. No other open tax years are currently under examination by the IRS or any material state and local jurisdictions.

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

        During the fourth quarter of 2013, we received the expected favorable binding technical advisement issued by a state taxing authority on state income tax items, which allowed us to use a more favorable apportionment methodology in that state. This advisement allowed us to decrease our unrecognized tax benefits, as discussed above, lower state income taxes for all prior open tax years following the spin-off from IAC, for which amended returns were filed, and reduce our U.S. net deferred tax liability, which further decreased income tax expense. State income tax benefits attributable to these items of approximately $3.5 million were recorded in the fourth quarter of 2013, all of which favorably impacted our effective tax rate. Additionally, this change in apportionment methodology lowered our current state effective tax rate, which reduced current year state income taxes and will continue to decrease income tax expense going forward and favorably impact our effective tax rate.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2013, we had $48.5 million of cash and cash equivalents, including $37.7 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $23.3 million is held in foreign jurisdictions, principally the U.K. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is used as our primary source of liquidity. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the year ended December 31, 2013 and, as of December 31, 2013, the respective cash balances were immaterial to our overall cash on hand.

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

Cash Flows Discussion

        Net cash provided by operating activities increased to $109.9 million in 2013 from $80.4 million in 2012 which was down from $95.9 million in 2011. The increase of $29.4 million in 2013 from 2012 was principally due to lower interest paid of $26.0 million and higher net cash receipts, partially offset by higher income taxes paid of $17.1 million. Lower interest expense in 2013 is primarily due to lower average balance outstanding and interest rate under the revolving credit facility compared to the term loan and senior notes which were extinguished during 2012.

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

        Net cash used in investing activities of $134.0 million in 2013 primarily related to the acquisitions, net of cash acquired, of $127.3 million, as well as the acquisition of certain property management contracts and other assets by our management and rental segment, and capital expenditures of $14.7 million primarily related to IT initiatives, all partially offset by the early repayment of an existing loan receivable totaling $9.9 million.

        In 2012, net cash used in investing activities of $47.3 primarily related to the VRI acquisition, net of cash acquired, of $40.0 million, disbursements totaling $9.5 million for investments in loans receivable, and capital expenditures of $15.0 million primarily related to IT initiatives, all partly offset by the early repayments of existing loans receivable totaling $17.0 million. Interest on the loans receivable are due monthly or quarterly and in some instances may be paid in kind. As of December 31, 2012, an additional $2.6 million was available to be drawn in connection with our financing receivables.

        In 2011, net cash used in investing activities of $35.2 million related to disbursements totaling $16.5 million for loans to third parties, capital expenditures of $13.0 million, primarily related to IT initiatives, and the acquisition of certain management agreements by our Management and Rental segment for $5.6 million.

        Free cash flow is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." For the years ended December 31, 2013, 2012 and 2011, free cash flow was $95.2 million, $65.4 million and $82.9 million, respectively. The change is mainly a result of the variance in net cash provided by operating activities as discussed above.

        Net cash used in financing activities of $27.5 million in 2013 primarily related to principal payments of $70.0 million on our revolving credit facility, cash dividends totaling $18.9 million, and withholding taxes paid on the vesting of restricted stock units of $5.2 million. These uses of cash were partially offset by the $63.0 million drawn on our revolving credit facility in 2013, proceeds from excess tax benefits from stock-based awards and the exercise of stock options.

        In 2012, net cash used in financing activities of $131.8 million was principally due to the redemption of our senior notes, principal payments of $56.0 million on the term loan, of which we paid $51.0 million from cash on-hand in June 2012 to fully extinguish the term loan, cash dividends totaling $28.4 million, payments of debt issuance costs of $3.9 million in connection with entering into our amended and restated credit agreement in June 2012, withholding taxes paid on the vesting of restricted stock units of $6.2 million and $1.1 million of the total $1.5 million contingent consideration payment related to an acquisition. These uses of cash were partially offset by proceeds of the $290.0 million drawn on our revolving credit facility to fund the redemption, proceeds from excess tax benefits from stock-based awards and the exercise of stock options.

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

        On June 21, 2012, we entered into an amended and restated credit agreement which, among other things (1) provides for a $500 million revolving credit facility, (2) extends the maturity of the credit facility to June 21, 2017, (3) provides for an interest rate on borrowings, commitment fees and letter of credit fees based on ILG and its subsidiaries' consolidated leverage ratio, and (4) may be increased to up to $700 million, subject to certain conditions. As of December 31, 2013, $253.0 million of borrowings were outstanding under the revolving credit facility, with $247.0 million available to be drawn.

        On September 4, 2012, we redeemed all of our $300 million senior notes, issued on August 19, 2008, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, amounting to $314.5 million. We funded the redemption through the use of $290.0 million, drawn on our $500 million revolving credit facility, and cash on hand.

        Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on the our consolidated leverage ratio. As of December 31, 2013, the applicable margin was 1.50% per annum for LIBOR revolving loans and 0.50% per annum for Base Rate loans. The revolving credit facility has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% per annum based on our consolidated leverage ratio and as of December 31, 2013 the commitment fee was 0.275%.

        The revolving credit facility has various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The revolving credit facility requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the amended credit agreement, of 3.50 through December 31, 2013 and 3.25 thereafter. Additionally, we are required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement, of 3.0. As of December 31, 2013, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 1.25 and 36.56, respectively.

Dividends

        In May, August and November 2013, our Board of Directors declared quarterly dividend payments of $0.11 per share paid in June, September and December 2013, respectively, of $6.3 million each. For the year ended December 31, 2013, we paid $18.9 million in cash dividends. In February 2014, our Board of Directors declared a $0.11 per share dividend payable March 27, 2014 to shareholders of record on March 13, 2014.

        In March, May, August and November 2012, our Board of Directors declared a quarterly dividend of $0.10 per share paid in April, June, September and December 2012, respectively, of $5.7 million each. Additionally, in December 2012, our Board of Directors accelerated the first quarter of 2013 expected dividend, declaring quarterly dividend payments of $0.10 per share paid in December 2012 of $5.7 million. For the year ended December 31, 2012, we paid $28.4 million in cash dividends.

Contractual Obligations and Commercial Commitments

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At December 31, 2013, guarantees, surety bonds and letters of credit totaled $28.6 million. The total includes maximum exposure under guarantees of $25.3 million, which primarily relates to the Management and Rental segment's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the segment's management activities, entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

        In addition, certain of the Management and Rental segment's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of December 31, 2013, future amounts are not expected to be significant, individually or in the aggregate. Certain of our Management and Rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of December 31, 2013, amounts pending reimbursements are not significant.

        Contractual obligations and commercial commitments at December 31, 2013 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$253,000	$—	$—	$253,000	$—
Debt interest(a)	17,277	4,975	9,959	2,343	—
Purchase obligations(b)	28,137	14,086	11,075	2,976	—
Operating leases	61,430	13,345	21,037	14,562	12,486
Unused commitment on loans receivable and other advances	15,147	15,147	—	—	—

Total contractual obligations	$374,991	$47,553	$42,071	$272,881	$12,486

(a)
Debt principal and projected debt interest represent principal and interest to be paid on our revolving credit facility based on the balance outstanding as of December 31, 2013. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of December 31, 2013. Interest on the revolving credit facility is calculated using the prevailing rates as of December 31, 2013.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Guarantees, surety bonds and letters of credit	$28,583	$15,756	$9,710	$2,441	$676

(c)
Commercial commitments include minimum revenue guarantees related to hotel and resort management agreements, accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off-Balance Sheet Arrangements

        Except as disclosed above in our Contractual Obligations and Commercial Commitments (excluding "Debt principal"), as of December 31, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

        Refer to Note 2 accompanying our consolidated financial statements for a description of recent accounting pronouncements.

Seasonality

        Refer to Note 1 accompanying our consolidated financial statements for a discussion on the impact of seasonality.

 ILG'S PRINCIPLES OF FINANCIAL REPORTING

Definition of ILG's Non-GAAP Measures

        Earnings before interest, taxes, depreciation and amortization (EBITDA) is defined as net income attributable to common stockholders excluding, if applicable: (1) interest income and interest expense, (2) income taxes, (3) depreciation expense, and (4) amortization expense of intangibles.

        Adjusted EBITDA is defined as EBITDA excluding, if applicable: (1) non-cash compensation expense, (2) goodwill and asset impairments, (3) acquisition related and restructuring costs, (4) other non-operating income and expense and (5) the impact of correcting prior period items.

        Non-GAAP net income is defined as net income attributable to common stockholders excluding the impact of correcting a prior period net understatement in the current year-to-date financials and excluding the prior year non-cash loss on extinguishment of our indebtedness, net of tax.

        Non-GAAP earnings per share (EPS) is defined as non-GAAP net income divided by the weighted average number of shares of common stock outstanding during the period for basic EPS and for diluted EPS, inclusive of dilutive securities.

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

RECONCILIATIONS OF NON-GAAP MEASURES

        The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments, and to net income attributable to common stockholders in total for the years ended December 31, 2013, 2012 and 2011 (in thousands). The noncontrolling interest relates to the Management and Rental segment.

	Year Ended December 31, 2013
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$146,899	$19,344	$166,243
Non-cash compensation expense	(9,344)	(1,084)	(10,428)
Other non-operating income (expense), net	427	(168)	259
Prior period item	3,496	—	3,496
Acquisition related and restructuring costs	(668)	(3,799)	(4,467)

EBITDA	140,810	14,293	155,103
Amortization expense of intangibles	(1,347)	(6,786)	(8,133)
Depreciation expense	(13,155)	(1,376)	(14,531)
Less: Net income attributable to noncontrolling interest	—	565	565
Less: Other non-operating income (expense), net	(427)	168	(259)

Operating income	$125,881	$6,864	132,745

Interest income			362
Interest expense			(6,172)
Other non-operating income, net			259
Income tax provision			(45,412)

Net income			81,782
Net income attributable to noncontrolling interest			(565)

Net income attributable to common stockholders			$81,217

	Year Ended December 31, 2012
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$142,652	$14,416	$157,068
Non-cash compensation expense	(9,904)	(1,027)	(10,931)
Other non-operating expense, net	(2,303)	(153)	(2,456)
Acquisition related and restructuring costs	(62)	169	107
Loss on extinguishment of debt	(18,527)	—	(18,527)

EBITDA	111,856	13,405	125,261
Amortization expense of intangibles	(16,147)	(6,894)	(23,041)
Depreciation expense	(12,294)	(1,135)	(13,429)
Less: Other non-operating expense, net	2,303	153	2,456
Less: Net income attributable to noncontrolling interest	—	7	7
Less: Loss on extinguishment of debt	18,527	—	18,527

Operating income	$104,245	$5,536	109,781

Interest income			1,792
Interest expense			(25,629)
Other non-operating expense, net			(2,456)
Loss on extinguishment of debt			(18,527)
Income tax provision			(24,252)

Net income			40,709
Net income attributable to noncontrolling interest			(7)

Net income attributable to common stockholders			$40,702

	Year Ended December 31, 2011
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$143,765	$8,584	$152,349
Non-cash compensation expense	(10,638)	(998)	(11,636)
Other non-operating income (expense), net	1,705	(125)	1,580
Acquisition related and restructuring costs	(545)	(806)	(1,351)

EBITDA	134,287	6,655	140,942
Amortization expense of intangibles	(21,689)	(5,612)	(27,301)
Depreciation expense	(12,331)	(946)	(13,277)
Less: Other non-operating income (expense), net	(1,705)	125	(1,580)
Less: Net income attributable to noncontrolling interest	—	—	—

Operating income	$98,562	$222	98,784

Interest income			1,263
Interest expense			(35,575)
Other non-operating income, net			1,580
Income tax provision			(24,926)

Net income			41,126
Net loss attributable to noncontrolling interest			—

Net income attributable to common stockholders			$41,126

        The following table reconciles cash provided by operating activities to free cash flow for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$109,864	$80,438	$95,907
Less: Capital expenditures	(14,700)	(15,040)	(13,038)

Free cash flow	$95,164	$65,398	$82,869

        The following tables reconcile net income attributable to common stockholders to non-GAAP net income, and to non-GAAP earnings per share for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	Year Ended December 31,
	2013	2012	2011
Net income attributable to common stockholders	$81,217	$40,702	$41,126
Prior period item	(3,496)	—	—
Income tax provision on prior period item(1)	1,355	—	—
Loss on extinguishment of debt	—	18,527	—
Income tax benefit of loss on extinguishment of debt(1)	—	(7,270)	—

Non-GAAP net income	$79,076	$51,959	$41,126

Earnings per share attributable to common stockholders:
Basic	$1.42	$0.72	$0.72
Diluted	$1.40	$0.71	$0.71
Non-GAAP earnings per share:
Basic	$1.38	$0.92	$0.72
Diluted	$1.37	$0.91	$0.71
Weighted average number of common stock outstanding:
Basic	57,243	56,549	56,981
Diluted	57,832	57,248	57,775

	Year Ended December 31,
	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings per share	$1.42	$1.40	$0.72	$0.71	$0.72	$0.71
Prior period item	(0.06)	(0.06)	—	—	—	—
Income tax provision on prior period item(1)	0.02	0.02	—	—	—	—
Loss on extinguishment of debt	—	—	0.33	0.33	—	—
Income tax benefit of adjusting items(1)	—	—	(0.13)	(0.13)	—	—

Non-GAAP earnings per share	$1.38	$1.37	$0.92	$0.91	$0.72	$0.71

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

        Operating foreign currency exchange for the years ended December 31, 2013 and 2012 resulted in net losses of $0.1 million each with a negligible net gain for the year ended December 31, 2011, attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency.

        Non-operating foreign exchange included net gains of $0.6 million and $1.8 million for the years ended December 31, 2013 and 2011, respectively, and a net loss of $2.2 million for the year ended December 31, 2012, attributable to cash held in certain countries in currencies other than their functional currency. The favorable fluctuation for the year ended December 31, 2013 was principally driven by U.S. dollar positions held at December 31, 2013 affected by the stronger dollar compared to the Colombian peso and the Egyptian pound, partly offset by the weaker dollar compared to the British pound. The unfavorable fluctuation for the year ended December 31, 2012 was principally driven by U.S. dollar positions held at December 31, 2012 affected by the weaker dollar compared to the Mexican peso and Colombian peso. The favorable fluctuation for the year ended December 31, 2011 was principally driven by U.S. dollar positions held at December 31, 2011 affected by the stronger dollar compared to the Mexican peso, partly offset by a strengthening of the Colombian peso against the U.S. dollar.

        Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the year ended December 31, 2013 would result in an approximate change to revenue of $3.9 million. There have been no material quantitative changes in market risk exposures since December 31, 2011.

Interest Rate Risk

        We are exposed to interest rate risk through borrowings under our June 21, 2012 amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on ILG's leverage ratio. As of December 31, 2013, the applicable margin was 1.50% per annum for LIBOR revolving loans and 0.50% per annum for Base Rate loans. During 2013, we had at least $190 million outstanding under our revolving credit facility; a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.6 million for the current year. While we currently do not hedge our interest rate exposure, this risk is somewhat mitigated by variable interest rates earned on our cash balances.

Item 8.    Financial Statements and Supplementary Data

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interval Leisure Group, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of Interval Leisure Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interval Leisure Group, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interval Leisure Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Certified Public Accountants

Miami, Florida
February 27, 2014

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$501,215	$473,339	$428,794
Cost of sales (exclusive of depreciation and amortization shown separately below)	179,510	168,259	141,420

Gross profit	321,705	305,080	287,374
Selling and marketing expense	53,722	53,559	53,504
General and administrative expense	112,574	105,270	94,508
Amortization expense of intangibles	8,133	23,041	27,301
Depreciation expense	14,531	13,429	13,277

Operating income	132,745	109,781	98,784
Other income (expense):
Interest income	362	1,792	1,263
Interest expense	(6,172)	(25,629)	(35,575)
Other income (expense), net	259	(2,456)	1,580
Loss on extinguishment of debt	—	(18,527)	—

Total other expense, net	(5,551)	(44,820)	(32,732)

Earnings before income taxes and noncontrolling interests	127,194	64,961	66,052
Income tax provision	(45,412)	(24,252)	(24,926)

Net income	81,782	40,709	41,126
Net income attributable to noncontrolling interests	(565)	(7)	—

Net income attributable to common stockholders	$81,217	$40,702	$41,126

Earnings per share attributable to common stockholders:
Basic	$1.42	$0.72	$0.72
Diluted	$1.40	$0.71	$0.71
Weighted average number of shares of common stock outstanding:
Basic	57,243	56,549	56,981
Diluted	57,832	57,248	57,775
Dividends declared per share of common stock	$0.33	$0.50	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$81,782	$40,709	$41,126
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,800	3,285	(2,102)

Total other comprehensive income (loss), net of tax	1,800	3,285	(2,102)

Comprehensive income	$83,582	$43,994	$39,024
Less: Net income attributable to noncontrolling interests, net of tax	(565)	(7)	—
Less: Other comprehensive income attributable to noncontrolling interests	(796)	—	—

Comprehensive income attributable to common stockholders	$82,221	$43,987	$39,024

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$48,462	$101,162
Restricted cash and cash equivalents	7,421	7,348
Accounts receivable, net of allowance of $290 and $409, respectively	39,819	31,964
Deferred income taxes	17,714	16,107
Deferred membership costs	9,828	12,349
Prepaid income taxes	11,211	12,973
Prepaid expenses and other current assets	24,107	27,592

Total current assets	158,562	209,495
Property and equipment, net	59,556	53,348
Goodwill	540,839	505,774
Intangible assets, net	225,864	98,678
Deferred membership costs	10,741	11,058
Deferred income taxes	3,820	4,571
Other non-current assets	25,237	23,996

TOTAL ASSETS	$1,024,619	$906,920

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$13,793	$11,086
Deferred revenue	92,503	93,367
Accrued compensation and benefits	23,214	16,526
Member deposits	8,977	9,463
Accrued expenses and other current liabilities	51,071	44,961

Total current liabilities	189,558	175,403
Long-term debt	253,000	260,000
Other long-term liabilities	14,156	1,493
Deferred revenue	100,494	111,273
Deferred income taxes	90,452	86,259

Total liabilities	647,660	634,428

Redeemable noncontrolling interest	426	426
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $.01 par value; issued 59,124,834 and 58,553,265 shares, respectively	591	586
Treasury stock—1,697,360 shares at cost	(20,913)	(20,913)
Additional paid-in capital	191,106	182,131
Retained earnings	182,935	121,160
Accumulated other comprehensive loss	(9,894)	(10,898)

Total ILG stockholders' equity	343,825	272,066

Noncontrolling interest	32,708	—

Total equity	376,533	272,066

TOTAL LIABILITIES AND EQUITY	$1,024,619	$906,920

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

				Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
	Total Equity	Noncontrolling Interest	Total ILG Stockholders' Equity					Additional Paid-in Capital	Retained Earnings
				Amount	Shares	Amount	Shares
Balance as of December 31, 2010	$221,212	$—	$221,212	$571	57,099,615	$—	—	$164,162	$68,560	$(12,081)
Net income attributable to common stockholders	41,126	—	41,126	—	—	—	—	—	41,126	—
Other comprehensive loss, net of tax	(2,102)	—	(2,102)	—	—	—	—	—	—	(2,102)
Non-cash compensation expense	11,636	—	11,636	—	—	—	—	11,636	—	—
Issuance of common stock upon exercise of stock options	458	—	458	—	48,897	—	—	458	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(3,518)	—	(3,518)	6	564,109	—	—	(3,524)	—	—
Change in excess tax benefits from stock-based awards	830	—	830	—	—	—	—	830	—	—
Deferred stock compensation expense	(44)	—	(44)	—	—	—	—	(44)	—	—
Treasury stock purchases	(20,913)		(20,913)	—	—	(20,913)	1,697,360	—	—	—

Balance as of December 31, 2011	$248,685	$—	$248,685	$577	57,712,621	$(20,913)	1,697,360	$173,518	$109,686	$(14,183)
Net income attributable to common stockholders	40,702	—	40,702	—	—	—	—	—	40,702	—
Other comprehensive income, net of tax	3,285	—	3,285	—	—	—	—	—	—	3,285
Non-cash compensation expense	10,931	—	10,931	—	—	—	—	10,931	—	—
Issuance of common stock upon exercise of stock options	659	—	659	—	52,718	—	—	659	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(6,182)	—	(6,182)	9	787,926	—	—	(6,191)	—	—
Change in excess tax benefits from stock-based awards	2,554	—	2,554	—	—	—	—	2,554	—	—
Deferred stock compensation expense	(202)	—	(202)	—	—	—	—	(202)	—	—
Dividends declared on common stock	(28,366)	—	(28,366)	—	—	—	—	862	(29,228)	—

Balance as of December 31, 2012	$272,066	$—	$272,066	$586	58,553,265	$(20,913)	1,697,360	$182,131	$121,160	$(10,898)
Net income	81,782	565	81,217	—	—	—	—	—	81,217	—
Other comprehensive income, net of tax	1,800	796	1,004	—	—	—	—	—	—	1,004
Non-cash compensation expense	10,428	—	10,428	—	—	—	—	10,428	—	—
Issuance of noncontrolling interest from acquisition	31,347	31,347	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	889	—	889	—	51,821	—	—	889	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(5,234)	—	(5,234)	5	519,748	—	—	(5,239)	—	—
Change in excess tax benefits from stock-based awards	2,864	—	2,864	—	—	—	—	2,864	—	—
Deferred stock compensation expense	(475)	—	(475)	—	—	—	—	(475)	—	—
Dividends declared on common stock	(18,934)	—	(18,934)	—	—	—	—	508	(19,442)	—

Balance as of December 31, 2013	$376,533	$32,708	$343,825	$591	59,124,834	$(20,913)	1,697,360	$191,106	$182,935	$(9,894)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$81,782	$40,709	$41,126
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	8,133	23,041	27,301
Amortization of debt issuance costs	783	1,376	1,806
Depreciation expense	14,531	13,429	13,277
Accretion of original issue discount	—	1,840	2,538
Non-cash compensation expense	10,428	10,931	11,636
Non-cash interest expense	342	433	464
Non-cash interest income	—	(850)	—
Deferred income taxes	(1,569)	6,507	1,015
Excess tax benefits from stock-based awards	(2,869)	(3,017)	(1,271)
Loss (gain) on disposal of property and equipment	191	(256)	—
Loss on extinguishment of debt	—	18,527	—
Change in fair value of contingent consideration	485	(544)	1,159
Changes in operating assets and liabilities:
Accounts receivable	(661)	(2,945)	(2,863)
Prepaid expenses and other current assets	5,512	(918)	(585)
Prepaid income taxes and income taxes payable	4,231	(7,947)	6,836
Accounts payable and other current liabilities	29	(18,004)	(3,158)
Payment of contingent consideration	—	(443)	(625)
Deferred revenue	(13,934)	(5,414)	(6,974)
Other, net	2,450	3,983	4,225

Net cash provided by operating activities	109,864	80,438	95,907

Cash flows from investing activities:
Acquisitions, net of cash acquired	(127,266)	(39,963)	—
Acquisition of assets	(1,952)	—	(5,600)
Capital expenditures	(14,700)	(15,040)	(13,038)
Proceeds from disposal of property and equipment	10	230	—
Investment in financing receivables	—	(9,480)	(16,536)
Payments received on financing receivables	9,876	16,989	—

Net cash used in investing activities	(134,032)	(47,264)	(35,174)

Cash flows from financing activities:
Principal payments on term loan	—	(56,000)	(20,000)
Redemption of senior notes	—	(300,000)	—
Payments on revolving credit facility	(70,000)	(30,000)	—
Borrowings on revolving credit facility	63,000	290,000	—
Payments of debt issuance costs	—	(3,912)	—
Treasury stock purchases	—	—	(20,913)
Dividend payments	(18,934)	(28,366)	—
Payment of contingent consideration	—	(1,057)	(875)
Withholding taxes on vesting of restricted stock units	(5,234)	(6,182)	(3,495)
Proceeds from the exercise of stock options	835	659	457
Excess tax benefits from stock-based awards	2,869	3,017	1,271

Net cash used in financing activities	(27,464)	(131,841)	(43,555)

Effect of exchange rate changes on cash and cash equivalents	(1,068)	4,312	(2,163)

Net increase (decrease) in cash and cash equivalents	(52,700)	(94,355)	15,015
Cash and cash equivalents at beginning of period	101,162	195,517	180,502

Cash and cash equivalents at end of period	$48,462	$101,162	$195,517

See Note 14 for supplemental cash flow information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Company Overview

        Interval Leisure Group, Inc., or ILG, is a leading global provider of membership and leisure services to the vacation industry. ILG consists of two operating segments. Membership and Exchange offers leisure and travel-related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. Management and Rental provides hotel, condominium resort, timeshare resort and homeowners' association management, and rental services to both vacation property owners and vacationers.

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

        On November 4, 2013, VRI Europe Limited, a subsidiary of ILG, purchased the European shared ownership resort management business of CLC World Resorts and Hotels (CLC), for approximately £56 million (or approximately $90 million) in cash (subject to adjustment for working capital, actual 2013 results and other specified items) and issuance to CLC of shares totaling 24.5% of VRI Europe Limited.

        On December 12, 2013, we acquired all of the equity of Aqua Hospitality LLC and Aqua Hotels and Resorts, Inc., referred to as Aqua, a Hawaii-based hotel and resort management company representing more than 25 properties in Hawaii and Guam.

        ILG was incorporated as a Delaware corporation in May 2008 in connection with a plan by IAC/InterActiveCorp, or IAC, to separate into five publicly traded companies, referred to as the "spin-off." ILG was formed to hold the Membership and Exchange and Management and Rental businesses, and commenced trading on The NASDAQ Stock Market in August 2008 under the symbol "IILG."

        The Membership and Exchange operating segment consists of Interval International Inc.'s businesses, referred to as Interval, and the membership and exchange related line of business of Trading Places International, or TPI, and VRI. The Management and Rental operating segment consists of Aston Hotels & Resorts (referred to as Aston), Aqua, VRI Europe and the management and rental related line of business of VRI and TPI.

Basis of Presentation

        The accompanying consolidated fainancial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and reflect the financial position and operating results of ILG. ILG's management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

Revenue Recognition

Membership and Exchange

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

DECEMBER 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Revenue from exchange and Getaway transactions is recognized when confirmation of the transaction is provided as the earnings process is complete. Reservation servicing revenue is recognized when service is performed or on a straight-line basis over the applicable service period. All taxable revenue transactions are presented on a net-of-tax basis.

Management and Rental

        The Management and Rental segment's revenue is derived principally from fees for hotel, condominium resort, timeshare resort and homeowners' association management, and vacation rental services. Management fees consist of base management fees, incentive management fees, service fees, and annual maintenance fees, as applicable.

        Base management fees are typically either (i) fixed amounts, (ii) amounts based on a percentage of adjusted gross lodging revenue, or (iii) various revenue sharing arrangements with condominium owners based on stated formulas. Base management fees are recognized when earned in accordance with the terms of the contract. Incentive management fees for certain hotels and condominium resorts are generally a percentage of operating profits or improvement in operating profits. We recognize incentive management fees as earned throughout the incentive period based on actual results which are trued-up at the culmination of the incentive period. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. Service fee revenue is recognized when the service is provided.

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

Multiple-Element Arrangement

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

        Restricted cash at December 31, 2013 and 2012 primarily includes amounts held in trust and lock box accounts in connection with certain transactions related to the Management and Rental segment's managed properties.

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

Fair Value Measurements

        In accordance with ASC Topic 820, "Fair Value Measurement," ("ASC 820") the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

liability with the creditor. We categorize assets and liabilities recorded at fair value using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

  •
  Level 1—Observable inputs that reflect quoted prices in active markets

  •
  Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable

  •
  Level 3—Unobservable inputs in which little or no market data exists, therefore requiring the company to develop its own assumptions

        Our non-financial assets, such as goodwill, intangible assets and long-lived assets, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

Accounting for Business Combinations

        In accordance with ASC Topic 805, "Business Combinations," when accounting for business combinations we are required to recognize the assets acquired, liabilities assumed, contractual contingencies, noncontrolling interests and contingent consideration at their fair value as of the acquisition date. These items are recorded on our consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of acquired businesses are included in the consolidated statements of income since their respective acquisition dates.

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

DECEMBER 31, 2013

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

DECEMBER 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Indefinite-Lived Intangible Assets

        Our intangible assets with indefinite lives relate principally to trade names, trademarks and certain resort management contracts. Pursuant to ASC 350, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. Accordingly, we evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life. As of December 31, 2013, there have been no changes to the indefinite life determination pertaining to these intangible assets.

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

DECEMBER 31, 2013

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

Advertising

        Advertising and promotional expenditures primarily include printing and postage costs of directories and magazines, promotions, tradeshows, agency fees, and related commissions. Direct-response advertising consists primarily of printing, postage, and freight costs related to our member resort directories. Advertising costs are expensed in the period incurred, except for magazine related costs that are expensed at time of mailing when the advertising takes place, and direct-response advertising, which are amortized ratably over the twelve-month period following the mailing of the directories.

        Advertising expense was $17.0 million, $16.8 million and $16.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, of which $4.1 million, $4.1 million and $3.9 million, respectively, pertained to expenses related to our direct-response advertising. As of December 31, 2013 and 2012, we had $3.6 million and $3.5 million, respectively, of capitalized advertising costs recorded in prepaid expenses and other current assets on our consolidated balance sheets.

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

DECEMBER 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign Currency Translation and Transaction Gains and Losses

        The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income (loss), a separate component of ILG stockholders' equity. Accumulated other comprehensive income (loss) is solely related to foreign currency translation. Only the accumulated other comprehensive income (loss) exchange rate adjustment related to Venezuela is tax effected as required by the Financial Accounting Standards Board ("FASB") guidance codified in ASC 740 since the earnings in Venezuela are not indefinitely reinvested in that jurisdiction.

        Transaction gains and losses arising from transactions and/or assets and liabilities denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of income. For the years ended December 31, 2013 and 2012, operating foreign currency exchange attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency, primarily related to Euro denominated value added tax liabilities, resulted in net losses of $0.1 million each, which is included in general and administrative expenses. The amount is inconsequential for 2011. Non-operating foreign exchange included net gains of $0.6 million and $1.8 million for the years ended December 31, 2013 and 2011, respectively, and a net loss of $2.2 million for the year ended December 31, 2012, included in "Other income (expense)" in the accompanying consolidated statements of income.

Stock-Based Compensation

        Stock-based compensation is accounted for under ASC Topic 718, "Compensation- Stock Compensation" ("ASC 718"). Non-cash compensation expense for stock-based awards is measured at fair value on date of grant and recognized over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units ("RSUs") is determined based on the number of shares granted and the quoted price of our common stock on that date, except for RSUs subject to relative total shareholder return performance criteria, which the fair value is based on a Monte Carlo simulation analysis as further discussed in Note 10. We grant awards subject to graded vesting (i.e., portions of the award vest at different times during the vesting period) or to cliff vesting (i.e., all awards vest at the end of the vesting period). Certain RSUs, in addition, are subject to attaining

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

specific performance criteria. For RSUs to be settled in stock, the accounting charge is measured at the grant date fair value and expensed as non-cash compensation over the vesting term using the straight-line basis for service-only awards and the accelerated basis for performance-based awards with graded vesting. For certain cliff vesting awards with performance criteria, we also use anticipated future results in determining the fair value of the award. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. The amount of stock-based compensation expense recognized in the consolidated statements of income is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock as compensation expense.

        Stock-based compensation is recorded within the same line item in our consolidated statements of income as the employee-related compensation of the award recipient, as disclosed in tabular format in Note 10.

        Management must make certain estimates and assumptions regarding stock awards that will ultimately vest, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date. Tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statements of income are reported as a component of financing cash flows. For the years ended December 31, 2013, 2012 and 2011, gross excess tax benefits from stock-based compensation reported as a component of financing cash flows were $2.9 million, $3.0 million and $1.3 million, respectively.

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units ("RSUs") using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 0.8 million stock options for the year ended December 31, 2013, 0.9 million stock options and 0.1 million RSUs for the year ended December 31,

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

2012, and 1.0 million stock options and 0.3 million RSUs for the year ended December 31, 2011, as the effect of their inclusion would have been antidilutive to earnings per share.

        In connection with the spin-off, stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. As of December 31, 2013 and 2012, 0.8 million and 0.9 million, respectively, of stock options remained outstanding.

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Basic weighted average shares of common stock outstanding	57,243	56,549	56,981
Net effect of common stock equivalents assumed to be vested related to RSUs	581	685	772
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	8	14	22

Diluted weighted average shares of common stock outstanding	57,832	57,248	57,775

Certain Risks and Concentrations

        A substantial percentage of the vacation ownership resorts in the Interval Network are located in Florida, Hawaii, Las Vegas, Mexico and Southern California. A majority of the revenue for the Management and Rental segment is derived from vacation properties located in Hawaii and Spain. Approximately $146.6 million, $127.0 million and $122.6 million of 2013, 2012 and 2011 revenue, respectively, which excludes the Management and Rental segment pass-through revenue, was generated from travel to properties located in all of these locations as well as hotel, resort and homeowners association management services performed in these locations. ILG also depends on relationships with developers and vacation property owners, as well as third party service providers for processing certain fulfillment services. We do not consider our overall business to be dependent on any one of these resort developers, provided, that the loss of a few large developers (particularly those from which Interval receives membership renewal fees directly) could materially impact our business. The loss of one or more of our largest management agreements could materially impact our Management and Rental business.

        Financial instruments, which potentially subject ILG to concentration of credit risk, consist primarily of cash and cash equivalents which are maintained with high quality financial institutions. Financial instruments also consist of secured loans that are recorded at the time of origination for the principal amount financed and are carried at amortized cost, net of any allowance for credit losses, as further discussed in Note 7.

        ILG's business also is subject to certain risks and concentrations including exposure to risks associated with online commerce security and credit card fraud.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

        With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2013 that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

        In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure" ("ASU 2014-04"). Current US GAAP requires a loan to be reclassified to Other Real Estate Owned ("OREO") upon a troubled debt restructuring that is "in substance a repossession or foreclosure," where the creditor receives "physical possession" of the debtor's assets regardless of whether formal foreclosure proceedings take place. The amendments in ASU 2014-04 clarify when an "in substance a repossession or foreclosure" and "physical possession" has occurred as these terms are not defined in US GAAP, in addition to requiring certain supplementary interim and annual disclosures. The ASU is effective for fiscal years beginning after December 15, 2014 (and interim periods within those fiscal years) and shall be applied prospectively, with early adoption permitted. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

        In July 2013, the FASB issued ASU 2013-10, "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate, ("OIS")) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2013-10"). ASU 2013-10 ratified the Task Force's consensus to allow the Fed Funds effective swap rate to serve as a benchmark interest rate in the United States, which was previously defined in ASC 815 as either (1) a rate on direct obligations of the U.S. Department of the Treasury (UST) or (2) the LIBOR swap rate. ASU 2013-10 does not add to the disclosure requirements in ASC 815-10-50; however, in order to comply with the required disclosures related to fair value in ASC 820 a separate process for determining the fair value hierarchy of derivatives when the OIS rate is an input may be required. The ASU is required to be applied prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. We do not currently anticipate the adoption of this guidance, as of the effective date, will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

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

DECEMBER 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In February 2013, the FASB issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date" ("ASU 2013-04"). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The ASU requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangements among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co- obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The ASU is effective for fiscal years beginning after December 15, 2013 (and interim periods within those years), and shall be applied retrospectively, with early adoption permitted. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

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

DECEMBER 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

DECEMBER 31, 2013

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3—BUSINESS COMBINATIONS

2013 Business Combinations

        During the fourth quarter of 2013 we completed two acquisitions that were not individually significant which were accounted for as business combinations ("2013 acquisitions"). We purchased the European shared ownership resort management business of CLC and all of the equity of Aqua, a Hawaii-based hotel and resort management company, for an aggregate purchase price of $167.2 million. The aggregate purchase price for the 2013 acquisitions consisted of $128.1 million in cash, $7.8 million of accrued additional purchase price, and, as part of the CLC transaction, equity in the form of a noncontrolling interest with a fair value of $31.3 million. The fair value of the noncontrolling interest in VRI Europe was determined based on the total purchase price, less cash consideration paid by ILG. The initial purchase price for the CLC transaction is subject to adjustment for actual results of the business for the year ended December 31, 2013 and working capital excess or deficit on the acquisition date. As of December 31, 2013, we have accrued approximately $8.0 million of net additional purchase price consideration related to these items.

        These acquisitions are recorded on our consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of these acquired businesses are included in our consolidated statements of income since their respective acquisition dates and within our Management and Rental segment for segment reporting purposes.

Contingent Consideration

        In connection with the VRI Europe transaction, we have an obligation as of the acquisition date to transfer additional consideration in the form of cash, which results in incremental noncontrolling interest value in VRI Europe, that is based on actual results of the acquired business for the year ended December 31, 2013. As of December 31, 2013, actual 2013 results are known and form the basis of estimated amounts accrued as of the acquisition date and year-end; accordingly, these estimated amounts are based on unobservable inputs (such as actual results for the business) representing the fair value of this liability for each respective balance sheet date. The amount accrued within current liabilities as of the acquisition date and December 31, 2013 is $7.4 million and $7.6 million, respectively. The change from the acquisition date to year-end solely relates to the translation effect on the foreign currency amount.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 3—BUSINESS COMBINATIONS (Continued)

        Additionally, in connection with the 2013 acquisitions, certain amounts related to the purchase consideration paid at closing were deposited into escrow to be held subject to specified future events occurring over a period ranging from the respective acquisition dates up to 36 months thereafter, as applicable. Pursuant to ASC 805, we consider these escrowed funds to be contingent consideration whereby their release from escrow is subject to future performance. Consequently, as of the respective acquisition dates and December 31, 2013, we have recorded a total of $11.0 million and $11.2 million, respectively, as long-term liabilities with corresponding assets representing the prepayment into escrow. The change from the fourth quarter 2013 acquisition dates to year-end solely relates to the translation effect on the foreign currency amount. These liabilities were measured based on their agreed upon contractual amounts given it is unlikely these amounts would not be released to the sellers. As the associated specified events occur in the future and respective amounts are released from escrow, we will release the corresponding amount from our consolidated balance sheet at that time.

Purchase Price Allocation

        The following table presents the allocation of total acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values as of their respective acquisition dates (in thousands):

2013 Acquisitions
Cash	$1,167
Other current assets	10,233
Goodwill(1)	34,533
Intangible assets	131,857
Other noncurrent assets	15,759
Current liabilities	(11,355)
Other noncurrent liabilities	(14,946)

Net assets acquired	$167,248

(1)
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

        The purchase price allocated to the fair value of goodwill and identifiable intangible assets associated with the 2013 acquisitions are as follows (in thousands):

	Cost	Useful Life (Years)
Goodwill	$34,533	N/A
Trademarks	3,000	N/A
Resort management contracts (indefinite-lived)	90,237	N/A
Resort management contracts	34,640	3 - 30
Other	3,980	4 - 10

Total	$166,390

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 3—BUSINESS COMBINATIONS (Continued)

        In connection with these acquisitions we recorded total goodwill of $34.5 million and identifiable intangible assets of $131.9 million, of which $93.2 million were indefinite-lived intangible assets and primarily related to management contracts and trademarks. Of the $34.5 million of goodwill, $20.7 million is expected to be deductible for income tax purposes. The weighted average amortization period, as of the respective acquisition date, for the definite-lived resort management contracts and other intangible assets noted in the table above is 17.5 and 4.9 years, respectively. The valuation of the assets acquired and liabilities assumed in connection with these acquisitions was based on their fair values at the acquisition date. The assets purchased and liabilities assumed for the 2013 acquisitions have been reflected in the accompanying consolidated balance sheet as of December 31, 2013.

Results of Operations

        Revenue and earnings before income taxes and noncontrolling interest of $12.2 million and $3.1 million, respectively, were recognized in our consolidated statements of income for the year ended December 31, 2013 related to these acquisitions. Transaction costs, consisting primarily of professional fees, directly related to these acquisitions totaled $2.3 million and were expensed as incurred and are classified within the "General and administrative expense" line item in our consolidated statements of income for the year ended December 31, 2013.

2012 Business Combination

        On February 28, 2012, we acquired all of the equity of VRI, a non-developer provider of resort and homeowners association management services to the shared ownership industry. In connection with this acquisition, we recorded goodwill of $17.7 million and identifiable intangible assets of $23.0 million, of which $3.3 million were indefinite-lived intangible assets. VRI was consolidated into our financial statements as of the acquisition date with its assets and results of operations primarily included in our Management and Rental operating segment. The financial effect of this acquisition was not material to our consolidated financial statements; however, the year-over-year comparability for the year ended December 31, 2013 was affected.

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

DECEMBER 31, 2013

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill, for the years ended December 31, 2013 and 2012 (in thousands):

	Balance as of January 1, 2013	Additions	Deductions	Foreign Currency Translation	Goodwill Impairment	Balance as of December 31, 2013
Membership and Exchange	$483,462	$—	$—	$—	$—	$483,462
Management and Rental	22,312	34,533	—	532	—	57,377

Total	$505,774	$34,533	$—	$532	$—	$540,839

	Balance as of January 1, 2012	Additions	Deductions	Foreign Currency Translation	Goodwill Impairment	Balance as of December 31, 2012
Membership and Exchange	$480,597	$2,865	$—	$—	$—	$483,462
Management and Rental	7,430	14,882	—	—	—	22,312

Total	$488,027	$17,747	$—	$—	$—	$505,774

        In connection with the 2013 acquisitions, we recorded total goodwill of $34.5 million and identifiable intangible assets of $131.9 million, of which $93.2 million were indefinite-lived intangible assets and primarily related to management contracts and trademarks. The $35.1 million change in goodwill for the year ended December 31, 2013 is a result of goodwill acquired in connection with acquisitions consummated in 2013 together with the associated foreign currency translation of goodwill carried on the books of an ILG entity whose functional currency is not the US dollar. Goodwill is assigned to reporting units of ILG that are expected to benefit from the synergies of the combination. The amount of goodwill assigned to a reporting unit is determined in a manner similar to how the amount of goodwill recognized in a business combination is determined, while using a reasonable methodology applied in a consistent manner. Based on the expected benefits from the synergies of this business combination, we have assigned $35.1 million of goodwill to our Management and Rental reporting unit and reportable segment related to these acquisitions.

        On February 28, 2012, we acquired all of the equity in VRI resulting in goodwill of $17.7 million and identifiable intangible assets of $23.0 million, of which $3.3 million were indefinite-lived intangible assets. The $17.7 million change in goodwill during the year ended December 31, 2012 related to the goodwill acquired in connection with the acquisition of VRI. In regards to this acquisition, we have assigned $14.9 million and $2.9 million of goodwill to our Management and Rental and Membership and Exchange reporting units, respectively.

        Accumulated goodwill impairment losses as of January 1, 2012 were $34.3 million for our Management and Rental segment. There were no impairments of goodwill for our Management and Rental segment during fiscal year 2013 and 2012, and there have been no impairments of goodwill for our Membership and Exchange segment.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Goodwill Impairment Tests

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

        As of October 1, 2013, we reviewed the carrying value of goodwill and other intangible assets of each of our two reporting units. Goodwill assigned to the Membership and Exchange and Management and Rental reporting units as of that date was $483.5 million and $22.3 million, respectively. We elected to bypass the qualitative assessment for the 2013 annual test and performed the first step of the impairment test on both our reporting units. At the conclusion of that impairment test, we concluded that each reporting unit's fair value exceeded its carrying value and, therefore, the second step of the impairment test was not necessary. As of December 31, 2013, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on October 1, 2013.

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

Other Intangible Assets

        As of October 1, 2013, we elected to bypass the qualitative assessment for the required 2013 annual impairment test with respect to intangible assets with indefinite lives. For the 2013 impairment test we carried out a full impairment test which was comprised of calculating the fair value of these intangible assets and comparing such against their carrying amount. At the conclusion of that impairment test, we determined no impairment was required. As of October 1, 2012, we performed a qualitative assessment on our indefinite-lived intangible assets and concluded that the likelihood of our indefinite-lived intangible assets being impaired was below the more-likely-than-not threshold stipulated in ASU 2012-02 and, therefore, calculating the fair value of these intangible assets was not warranted as of October 1, 2012.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The balance of other intangible assets, net for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	December 31,
	2013	2012
Intangible assets with indefinite lives	$136,713	$40,916
Intangible assets with definite lives, net	89,151	57,762

Total intangible assets, net	$225,864	$98,678

        The $95.8 million change in our indefinite-lived intangible assets during the year ended December 31, 2013 pertains to $90.2 and $3.0 million of certain resort management contracts and trade names, respectively, acquired in connection with the aforementioned 2013 acquisitions, together with the $2.6 million of associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

        At December 31, 2013 and 2012, intangible assets with indefinite lives relate to the following (in thousands):

	December 31,
	2013	2012
Resort management contracts	$92,797	$—
Trade names and trademarks	43,916	40,916

Total	$136,713	$40,916

        At December 31, 2013, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Life (Years)
Customer relationships	$129,500	$(129,500)	$—	0.0
Purchase agreements	75,879	(74,967)	912	1.9
Resort management contracts	108,202	(27,518)	80,684	14.5
Technology	25,076	(25,076)	—	0.0
Other	21,817	(14,262)	7,555	3.8

Total	$360,474	$(271,323)	$89,151

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

        In accordance with our policy on the recoverability of long-lived assets, as further described in Note 2 of these consolidated financial statements, we review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (asset group) may be impaired. For the years ended December 31, 2013 and 2012, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test has not been warranted.

        Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $8.1 million, $23.0 million and $27.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. Based on the December 31, 2013 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in thousands):

Twelve month period ending December 31,
2014	$11,513
2015	11,301
2016	10,004
2017	8,673
2018	8,084
2019 and thereafter	39,576

$89,151

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 5—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	December 31,
	2013	2012
Computer equipment	$20,084	$18,269
Capitalized software	84,067	78,036
Land, buildings and leasehold improvements	28,905	23,781
Furniture and other equipment	14,830	12,419
Projects in progress	8,296	6,372

	156,182	138,877
Less: accumulated depreciation and amortization	(96,626)	(85,529)

Total property and equipment, net	$59,556	$53,348

        Capitalized internal software costs, net of accumulated amortization, totaled $29.0 million and $27.8 million at December 31, 2013 and 2012, respectively, and are included in "Property and equipment, net" in the accompanying consolidated balance sheets. Capitalized internal software costs recognized in our consolidated income statement for the years ended December 31, 2013, 2012 and 2011 were $9.3 million, $8.5 million, and $8.7 million, respectively.

NOTE 6—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	December 31,
	2013	2012
Revolving credit facility (interest rate of 1.67% at December 31, 2013 and 1.97% at December 31, 2012 respectively)	$253,000	$260,000

Total long-term debt	$253,000	$260,000

Credit Facility

        On June 21, 2012, we entered into an amended and restated credit agreement (the "Amended Credit Agreement") which, among other things (1) provides for a $500 million revolving credit facility, (2) extends the maturity of the credit facility to June 21, 2017, (3) provides for an interest rate on borrowings, commitment fees and letter of credit fees based on our consolidated leverage ratio, and (4) may be increased to up to $700 million, subject to certain conditions. As of December 31, 2013, there was $253.0 million outstanding on the revolving credit facility. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the Amended Credit Agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on our leverage ratio. As of December 31, 2013, the applicable margin was 1.50% per annum for LIBOR revolving loans and 0.50% per annum

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 6—LONG-TERM DEBT (Continued)

for Base Rate loans. The revolving credit facility has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% per annum based on our consolidated leverage ratio and as of December 31, 2013 the commitment fee was 0.275%.

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

        The Amended Credit Agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Amended Credit Agreement, of 3.50 through December 31, 2013 and 3.25 thereafter. Additionally, we are required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement, of 3.0. As of December 31, 2013, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 1.25 and 36.56, respectively.

        Interest expense for the years ended December 31, 2013, 2012, and 2011 was $6.2 million, $25.6 million, and $35.6 million, respectively, net of a negligible capitalized interest, relating to internally capitalized software.

Extinguishment of Debt

        During the second quarter of 2012, we extinguished the outstanding balance of $51.0 million on our term loan, utilizing cash on-hand as of that date. In addition, we recognized a non-cash, pre-tax loss of $0.6 million on the early extinguishment of this debt pertaining to the write-off of related unamortized debt issuance costs. Subsequently, the Interval Senior Notes were redeemed on September 4, 2012 at 100% of the principal amount plus accrued and unpaid interest to the redemption date, amounting to $314.5 million, at which time the Interval Senior Notes were no longer deemed to be outstanding and our obligations under the indenture, as previously supplemented, terminated. The extinguishment of the Interval Senior Notes resulted in a non-cash, pre-tax loss on extinguishment of debt of $17.9 million during the third quarter of 2012 principally pertaining to the acceleration of the original issue discount and the write-off of the related unamortized deferred debt

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 6—LONG-TERM DEBT (Continued)

issuance costs. These losses are presented in a separate line item, "Loss on extinguishment of debt," within "Other income (expense)" in our consolidated statements of income for the year ended December 31, 2012.

Debt Issuance Costs

        In connection with entering into the Amended Credit Agreement in June 2012, we incurred $3.9 million of lender and third-party debt issuance costs and wrote-off the remaining unamortized balance of $0.6 million relating to the original revolving credit and term loan facilities. In connection with the redemption of the Interval Senior Notes, we wrote-off $3.9 million of unamortized debt issuance costs. The amounts written-off are included in "Loss on extinguishment of debt," as discussed above. As of December 31, 2013 and 2012, total unamortized debt issuance costs on outstanding debt were $2.7 million, net of $0.8 million of accumulated amortization, and $3.5 million, net of $0.4 million of accumulated amortization, respectively, which were included in "Other non-current assets" in our consolidated balance sheets. Debt issuance costs are amortized to "Interest expense" using the effective interest method through maturity and date of extinguishment for our Interval Senior Notes and term loan, respectively, and on a straight-line basis for our revolving credit facility.

NOTE 7—FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the year ended December 31, 2013. Our financial instruments include guarantees, letters of credit and surety bonds.

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$48,462	$48,462	$101,162	$101,162
Restricted cash and cash equivalents	7,421	7,421	7,348	7,348
Financing receivable	—	—	9,876	9,876
Total debt	(253,000)	(253,000)	(260,000)	(260,000)
Guarantees, surety bonds and letters of credit	N/A	(28,583)	N/A	(36,747)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have original maturities of three months or less. Under the fair value hierarchy established in ASC 820, cash and cash equivalents and restricted cash and cash equivalents are stated at fair value based on quoted prices in active markets for identical assets (Level 1). The financing receivable, as of December 31, 2012, was presented in our consolidated balance sheets within "Other non-current assets" and pertained to a secured real estate related loan issued to a third party in 2012 with an original maturity

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

in 2015. During 2013, the loan was repaid in full. The carrying value at December 31, 2012 of this financing receivable approximated fair value through inputs inherent to the originating value of the loan, such as interest rates and ongoing credit risk accounted for through non-recurring adjustments for estimated credit losses as necessary (Level 2). The stated interest rate on this loan was comparable to market rate. Interest was recognized within our "Interest income" line item in our consolidated statements of income for the years ended December 31, 2013 and 2012.

        The carrying value of the outstanding balance under our $500 million revolving credit facility approximates fair value as of December 31, 2013 and 2012 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

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

Fair Value of Contingent Consideration

2013 Acquisitions

        In connection with the VRI Europe transaction, we have an obligation as of the acquisition date to transfer additional consideration in the form of cash, which results in incremental noncontrolling interest value in VRI Europe, that is based on actual results of the acquired business for the year ended December 31, 2013. As of December 31, 2013, actual 2013 results are known and form the basis of estimated amounts accrued as of the acquisition date and year-end; accordingly, these estimated amounts are based on unobservable inputs (such as actual results for the business) representing the fair value of this liability for each respective balance sheet date. The amount accrued within current liabilities as of the acquisition date and December 31, 2013 is $7.4 million and $7.6 million, respectively. The change from the acquisition date to year-end solely relates to the translation effect on the foreign currency amount.

        Additionally, in connection with the 2013 acquisitions, certain amounts related to the purchase consideration paid at closing were deposited into escrow to be held subject to specified future events occurring over a period ranging from the respective acquisition dates up to 36 months thereafter, as applicable. Pursuant to ASC 805, we consider these escrowed funds to be contingent consideration whereby their release from escrow is subject to future performance. Consequently, as of the respective acquisition dates and December 31, 2013, we have recorded a total of $11.0 million and $11.2 million, respectively, as long-term liabilities with corresponding assets representing the prepayment into escrow. The change from the fourth quarter 2013 acquisition dates to year-end solely relates to the translation effect on the foreign currency amount. These liabilities were measured based on their agreed upon contractual amounts given it is unlikely these amounts would not be released to the sellers. As the associated specified events occur in the future and respective amounts are released from escrow, we will release the corresponding amount from our consolidated balance sheet at that time.

        We believe the inputs used to measure these contingent consideration liabilities represent Level 3 measurements within the fair value hierarchy.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

Prior Year Acquisitions

        As part of a prior year acquisition, we are obligated to pay contingent consideration in an amount ranging from zero up to a total of $5.0 million to the former owners during the three year period subsequent to the acquisition should the company meet certain earnings targets. In our determination of the fair value of this contingent consideration, we utilize a probability-weighted income approach, which includes certain significant inputs not observable in the market, such as a discount rate of 18.5% as well as actual and estimated probability-weighted cash flows pertaining to the periods subject to the contingent consideration. We believe these inputs represent Level 3 measurements within the fair value hierarchy.

        As of December 31, 2013, the fair value of the remaining contingent consideration was $2.0 million, an increase of $0.8 million from December 31, 2012, of which $0.5 million is due to revisions to the estimated earnings used in our calculation of the fair value of the contingent consideration and $0.3 million is due to the accretion of interest. The revision to estimated earnings and the accretion of interest have been reflected in "General and administrative expense" and "Interest expense", respectively, in our consolidated statements of income for the year ended December 31, 2013. The total contingent consideration of $2.0 million is included in "Accrued expenses and other current liabilities" in our consolidated balance sheet as of December 31, 2013. This amount was settled subsequent to December 31, 2013.

NOTE 8—EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At December 31, 2013, there were 59.1 million shares of ILG common stock issued, of which 57.4 million are outstanding with 1.7 million shares held as treasury stock. At December 31, 2012, there were 58.6 million shares of ILG common stock issued, of which 56.9 million were outstanding with 1.7 million shares held as treasury stock.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of December 31, 2013 and 2012. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

Dividends Declared

        In May, August and November 2013, our Board of Directors declared quarterly dividend payments of $0.11 per share paid in June, September and December 2013, respectively, of $6.3 million each. For the year ended December 31, 2013, we paid $18.9 million in cash dividends. In February 2014, our Board of Directors declared a $0.11 per share dividend payable March 27, 2014 to shareholders of record on March 13, 2014.

        In March, May, August and November 2012, our Board of Directors declared a quarterly dividend of $0.10 per share paid in April, June, September and December 2012, respectively, of $5.7 million each. Additionally, in December 2012, our Board of Directors accelerated the first quarter of 2013 expected dividend, declaring quarterly dividend payments of $0.10 per share paid in December 2012 of $5.7 million. For the year ended December 31, 2012, we paid $28.4 million in cash dividends.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 8—EQUITY (Continued)

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

        There were no repurchases of common stock during the years ended December 31, 2013 and 2012. As of December 31, 2013, the remaining availability for future repurchases of our common stock was $4.1 million.

Accumulated Other Comprehensive Loss

        Pursuant to final guidance issued by the FASB in February of 2013, entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL, for ILG, including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the year ended December 31, 2013, 2012 and 2011, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments as disclosed in our accompanying consolidated statements of comprehensive income.

Noncontrolling Interest and Redeemable Noncontrolling Interest

Noncontrolling Interest

        On November 4, 2013, a subsidiary of ILG, VRI Europe, acquired the European shared ownership resort management business of CLC for approximately £56 million (or approximately $90 million) in cash and equity totaling 24.5% of VRI Europe. The initial purchase price is subject to adjustment

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 8—EQUITY (Continued)

principally for actual results of the business for the year ended December 31, 2013 and working capital excess or deficit on the acquisition date. As of December 31, 2013, we have accrued approximately $7.1 million of net additional purchase price consideration related to these items.

        As a result of the equity transfer, ILG retained a 75.5% ownership stake in the business while CLC was issued a noncontrolling interest valued at $31.3 million as of the acquisition date. The fair value of the noncontrolling interest in VRI Europe was determined based on the purchase price paid by ILG for its 75.5% ownership interest in the business acquired from CLC. The parties have agreed not to transfer their interests in VRI Europe or CLC's related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG's VRI Europe shares in connection with a sale of the entire CLC resort business subject to minimum returns and a preemptive right by ILG. As of December 31, 2013, there have been no changes in ILG's ownership interest in VRI Europe.

        Additionally, in connection with this arrangement, ILG and CLC entered into a loan agreement whereby ILG has made available to CLC a convertible secured loan facility of $15.1 million that matures five years subsequent to the funding date with interest payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion, which would allow for settlement of the loan in CLC's shares of VRI Europe for contractually determined equivalent value. The funding of this loan is subject to certain conditions precedent that have not been met as of December 31, 2013; consequently, no disbursements were made in 2013 in connection with this loan arrangement.

Redeemable Noncontrolling Interest

        Redeemable noncontrolling interest in 2013, 2012 and 2011 represents a noncontrolling ownership in Aston. In connection with the acquisition of Aston by ILG in May 2007, a member of senior management of this business purchased an ownership interest at the same per share price as ILG, a portion of which accrues preferred dividends at a rate of 10% per annum, and was granted an additional interest vesting over four and a half years. ILG is party to a fair value put and call arrangement with respect to this individual's holdings whereby this member of management could require ILG to purchase their interest or ILG could acquire such interest at fair value. The fair value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of Aston. The initial value of the preferred interest was equal to the acquisition price of Aston. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price.

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

DECEMBER 31, 2013

NOTE 8—EQUITY (Continued)

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

        This put and call arrangement became redeemable for the first time in the first quarter of 2013 for a period of 60 days subsequent to the filing of our 2012 Annual Report on Form 10-K and is exercisable annually thereafter. Upon exercise of the put or call, the consideration payable can be denominated in ILG shares, cash or a combination thereof at ILG's option. For the year ended December 31, 2013, no put or call option related to this redeemable noncontrolling interest was exercised.

        As of December 31, 2013, the estimated redemption value of this redeemable interest is lower than the current carrying value on our consolidated balance sheet. Consequently, pursuant to the applicable accounting guidance, no adjustment to the balance of this noncontrolling interest was recorded for the year ended December 31, 2013 or any prior period presented.

        The balance of redeemable noncontrolling interest as of December 31, 2013 and 2012 was $0.4 million. Changes during the years then ended are as follows (in thousands):

	December 31,
	2013	2012
Balance, beginning of period	$426	$419
Net income attributable to redeemable noncontrolling interests	—	7

Balance, end of period	$426	$426

NOTE 9—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to Internal Revenue Service ("IRS") restrictions. Matching contributions for the ILG plan were approximately $1.6 million, $1.4 million and $0.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        During the three years ended December 31, 2013, 2012 and 2011, we also had or participated in various benefit plans, principally defined contribution plans, for non-U.S. employees. Our contributions for these plans were approximately $0.3 in each of 2013 and 2012 and $0.2 million in 2011.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 9—BENEFIT PLANS (Continued)

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 42,455 share units were outstanding at December 31, 2013. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

NOTE 10—STOCK-BASED COMPENSATION

        On May 21, 2013, ILG adopted the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan and stopped granting awards under the ILG 2008 Stock and Annual Incentive Plan ("2008 Incentive Plan"). Both plans provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. Each RSU is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. We grant awards subject to graded vesting (i.e. portions of the award vest at different times during the vesting period) or to cliff vesting (i.e., all awards vest at the end of the vesting period). In addition, certain RSUs are subject to attaining specific performance criteria.

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

        In connection with the spin-off, all of IAC's existing RSUs were modified, either accelerated and vested, or converted to ILG RSUs under the 2008 Incentive Plan, based on a conversion factor, following the spin-off. The modification of RSUs not subject to accelerated vesting resulted in an

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 10—STOCK-BASED COMPENSATION (Continued)

additional non-recurring non-cash compensation expense related to a step-up in basis modification of $1.3 million, of which $0.1 million and $0.2 million was recognized during the years ended December 31, 2012 and 2011, respectively, and the minimal remaining balance was recognized in 2013.

        Under the ILG 2013 Stock and Incentive Compensation Plan, the maximum aggregate number of shares of common stock reserved for issuance as of adoption is 4.1 million shares, less one share for every share granted under any prior plan after December 31, 2012. As of December 31, 2013, ILG has 3.4 million shares available for future issuance under the 2013 Stock and Incentive Compensation Plan.

        In connection with the spin-off, certain prior awards under IAC's plans were adjusted to convert, in whole or in part, to awards under the 2008 Incentive Plan under which RSUs and options relating to 2.9 million shares of common stock were issued. At the time of the spin-off, an additional 5.0 million shares of common stock were reserved for issuance under the 2008 Incentive Plan. As of December 31, 2012, ILG had 1.6 million remaining shares available for future issuance under this plan.

        During the first quarter of 2013, 2012 and 2011, the Compensation Committee granted approximately 657,000, 586,000 and 378,000 RSUs, respectively, vesting over three to four years, to certain officers and employees of ILG and its subsidiaries. Of the RSUs granted in 2013, 2012, and 2011, approximately 300,000, 130,000, and 50,000 cliff vest in three years and approximately 58,000, 73,000, and 50,000 of these RSUs, respectively are subject to performance criteria that could result between 0% and 200% of these awards being earned either based on defined Adjusted EBITDA or relative total shareholder return targets over the respective performance period, as specified in the award document.

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

        Non-cash compensation expense related to RSUs for the years ended December 31, 2013, 2012 and 2011 was $10.4 million, $10.9 million and $11.6 million, respectively. At December 31, 2013, there was approximately $14.5 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 1.8 years.

        The amount of stock-based compensation expense recognized in the consolidated statements of income is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 10—STOCK-BASED COMPENSATION (Continued)

recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date.

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of sales	$686	$639	$537
Selling and marketing expense	1,193	1,034	843
General and administrative expense	8,549	9,258	10,256

Non-cash compensation expense before income taxes	10,428	10,931	11,636
Income tax benefit	(3,960)	(4,222)	(4,477)

Non-cash compensation expense after income taxes	$6,468	$6,709	$7,159

        The following table summarizes RSU activity during the years ended December 31, 2011, 2012 and 2013:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1, 2011	2,510	$12.04
Granted	431	16.22
Vested	(819)	13.69
Forfeited	(24)	14.50

Non-vested RSUs at December 31, 2011	2,098	12.22
Granted	679	13.72
Vested	(1,156)	11.49
Forfeited	(52)	13.72

Non-vested RSUs at December 31, 2012	1,569	13.29
Granted	713	20.83
Vested	(766)	12.16
Forfeited	(21)	17.85

Non-vested RSUs at December 31, 2013	1,495	$17.33

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 11—INCOME TAXES

        U.S. and foreign earnings from continuing operations before income taxes and noncontrolling interest are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S.	$112,620	$55,464	$52,237
Foreign	14,574	9,497	13,815

Total	$127,194	$64,961	$66,052

        The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current income tax provision
Federal	$38,832	$12,016	$16,685
State	3,808	2,931	3,705
Foreign	4,341	2,798	3,962

Current income tax provision	46,981	17,745	24,352

Deferred income tax provision (benefit)
Federal	(506)	3,972	(76)
State	(1,759)	1,901	(56)
Foreign	696	634	706

Deferred income tax provision	(1,569)	6,507	574

Income tax provision	$45,412	$24,252	$24,926

        ILG records a deferred tax asset, or future tax benefit, based on the amount of non-cash compensation expense recognized in the financial statements for stock-based awards. For income tax purposes, ILG receives a tax deduction equal to the stock price on the vesting date of the stock-based awards. Upon vesting of these awards, the deferred tax assets are reversed, and the difference between the deferred tax asset and the realized income tax benefit creates an excess tax benefit or deficiency that increases or decreases the additional paid-in-capital pool ("APIC Pool"). If the amount of future tax deficiencies is greater than the available APIC pool, ILG will record the deficiencies in excess of the APIC pool as income tax expense in its consolidated statements of operations. During 2013, 2012, and 2011 net excess tax benefits associated with stock-based awards of approximately $2.9 million, $2.6 million, and $0.8 million, respectively, were recorded as amounts credited to APIC.

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below (in

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 11—INCOME TAXES (Continued)

thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2013	2012
Deferred tax assets:
Deferred revenue	$40,607	$45,571
Provision for accrued expenses	4,539	2,829
Non-cash compensation	5,123	4,373
Net operating loss and tax credit carryforwards	675	687
Other	1,737	536

Total deferred tax assets	52,681	53,996
Less valuation allowance	(666)	(681)

Net deferred tax assets	52,015	53,315

Deferred tax liabilities:
Intangible and other assets	(103,986)	(99,631)
Deferred membership costs	(7,679)	(8,856)
Property and equipment	(8,297)	(8,931)
Other	(972)	(1,478)

Total deferred tax liabilities	(120,934)	(118,896)

Net deferred tax liability	$(68,919)	$(65,581)

        At December 31, 2013 and 2012, ILG had foreign NOLs of approximately $2.0 million and $2.1 million, respectively, available to offset future income, virtually all of which can be carried forward indefinitely.

        A valuation allowance for deferred tax assets is provided when it is more likely than not that certain deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the history of taxable income in recent years, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies to make this assessment. During 2013, ILG's valuation allowance did not significantly change. At December 31, 2013, ILG had a valuation allowance of approximately $0.7 million related to virtually all of the foreign NOL carryforwards for which, more likely than not, the tax benefit will not be realized.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 11—INCOME TAXES (Continued)

        A reconciliation of total income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes and noncontrolling interest is shown as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax provision at the federal statutory rate of 35%	$44,518	$22,736	$23,119
State income taxes, net of effect of federal tax benefit	1,332	3,141	2,372
Foreign income taxed at a different statutory tax rate	(1,240)	(745)	(971)
U.S. tax consequences of foreign operations	181	(291)	—
Non-deductible non-cash compensation expense	—	—	41
Other, net	621	(589)	365

Income tax provision	$45,412	$24,252	$24,926

        In accordance with ASC 740, no federal and state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $60.8 million at December 31, 2013. If, in the future, these earnings are repatriated to the U.S., or if ILG determines such earnings will be repatriated to the U.S. in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

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

	(In thousands)
	2013	2012	2011
Balance at beginning of year	$662	$870	$959
Additions for tax positions of prior years	1,167	37	36
Reductions for tax positions of prior years	(1,150)	—	—
Settlements	—	(97)	—
Expiration of applicable statute of limitations	(170)	(148)	(125)

Balance at end of year	$509	$662	$870

        As of December 31, 2013, 2012 and 2011, ILG had unrecognized tax benefits of $0.5 million, $0.7 million, and $0.9 million, respectively, which if recognized, would favorably affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2013, 2012 and 2011 are $0.2 million, $0.4 million and $0.6 million, respectively, of unrecognized tax benefits related to the acquisition of TPI. In connection with our acquisition of TPI, the former shareholders have agreed to indemnify us for all tax liabilities and related interest and penalties for the pre-acquisition period. The net decrease of $0.2 million in 2013 in unrecognized tax benefits is due principally to a decrease in

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 11—INCOME TAXES (Continued)

foreign taxes as a result of the expiration of the statute of limitations partly offset by other income tax items. Additionally, during the first quarter of 2013, the unrecognized tax benefits increased by approximately $1.1 million related to state income tax items. During the fourth quarter of 2013, we received the expected favorable binding technical advisement issued by a state taxing authority on state income tax items, which allowed us to decrease our unrecognized tax benefits by the $1.1 million, as discussed further below. The net decrease of $0.2 million in 2012 in unrecognized tax benefits is due principally to both a decrease in foreign taxes as a result of the expiration of the statute of limitations and settlements with taxing authorities related primarily to certain tax credits, partly offset by other income tax items. The net decrease of $0.1 million in 2011 in unrecognized tax benefits is due principally to the decrease in foreign taxes as a result of the expiration of the statute of limitations.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest during 2013, 2012, and 2011. During these periods, interest and penalties decreased by approximately $0.2 million, $0.2 million, and $0.1 million respectively as a result of the expiration of the statute of limitations related to foreign taxes. At December 31, 2013, 2012 and 2011, ILG has accrued $0.4 million, $0.6 million, and $0.8 million, respectively, for the payment of interest and, if applicable, penalties.

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

        The IRS has completed its review of IAC's consolidated tax returns for the years ended December 31, 2001 through 2009, which includes our operations from September 24, 2002, our date of acquisition by IAC, until the spin-off in August 2008. On August 28, 2013, the Joint Committee of Taxation completed its review and approved the audit settlement. The statute of limitations for the years 2001 through 2009 expires on July 1, 2014. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2006. No other open tax years are currently under examination by the IRS or any material state and local jurisdictions.

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

DECEMBER 31, 2013

NOTE 11—INCOME TAXES (Continued)

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

        During the fourth quarter of 2013, we received the expected favorable binding technical advisement issued by a state taxing authority on state income tax items, which allowed us to use a more favorable apportionment methodology in that state. This advisement allowed us to decrease our unrecognized tax benefits, as discussed above, lower state income taxes for all prior open tax years following the spin-off from IAC, for which amended returns were filed, and reduce our U.S. net deferred tax liability, which further decreased income tax expense. State income tax benefits attributable to these items of approximately $3.5 million were recorded in the fourth quarter of 2013, all of which favorably impacted our effective tax rate. Additionally, this change in apportionment methodology lowered our current state effective tax rate, which reduced current year state income taxes and will continue to decrease income tax expense going forward and favorably impact our effective tax rate.

NOTE 12—SEGMENT INFORMATION

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 12—SEGMENT INFORMATION (Continued)

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Membership and Exchange
Revenue	$365,007	$357,732	$349,427
Cost of sales	87,740	87,868	81,812

Gross profit	277,267	269,864	267,615
Selling and marketing expense	49,563	49,835	49,927
General and administrative expense	87,321	87,343	85,106
Amortization expense of intangibles	1,347	16,147	21,689
Depreciation expense	13,155	12,294	12,331

Segment operating income	$125,881	$104,245	$98,562

	Year Ended December 31,
	2013	2012	2011
Management and Rental
Management fee revenue	$71,550	$54,946	$32,441
Pass-through revenue	64,658	60,661	46,926

Total revenue	136,208	115,607	79,367
Cost of sales	91,770	80,391	59,608

Gross profit	44,438	35,216	19,759
Selling and marketing expense	4,159	3,724	3,577
General and administrative expense	25,253	17,927	9,402
Amortization expense of intangibles	6,786	6,894	5,612
Depreciation expense	1,376	1,135	946

Segment operating income	$6,864	$5,536	$222

	Year Ended December 31,
	2013	2012	2011
Consolidated
Revenue	$501,215	$473,339	$428,794
Cost of sales	179,510	168,259	141,420

Gross profit	321,705	305,080	287,374
Direct segment operating expenses	188,960	195,299	188,590

Operating income	$132,745	$109,781	$98,784

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 12—SEGMENT INFORMATION (Continued)

        Selected financial information by reportable segment is presented below (in thousands):

	December 31,
	2013	2012
Total Assets:
Membership and Exchange	$732,161	$789,451
Management and Rental	292,458	117,469

Total	$1,024,619	$906,920

	Year Ended December 31,
	2013	2012	2011
Capital expenditures
Membership and Exchange	$13,788	$13,317	$12,646
Management and Rental	912	1,723	392

Total	$14,700	$15,040	$13,038

Geographic Information

        We conduct operations through offices in the U.S. and 16 other countries. For the years ended December 31, 2013, 2012 and 2011 revenue is sourced from over 100 countries worldwide. Other than the United States, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the years ended December 31, 2013, 2012 and 2011.

        Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented in the table below (in thousands). Amounts in the proceeding table representing

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 12—SEGMENT INFORMATION (Continued)

revenue sourced from the United States versus all other countries for the years ended December 31, 2012 and 2011 have been reclassified to conform to current period presentation.

	Year Ended December 31,
	2013	2012	2011
Revenue:
United States	$404,886	$385,973	$344,081
All other countries(1)	96,329	87,366	84,713

Total	$501,215	$473,339	$428,794

(1)
Includes countries within the following continents: Africa, Asia, Australia, Europe, North America and South America.

	December 31,
	2013	2012
Long-lived assets (excluding goodwill and intangible assets):
United States	$53,056	$51,059
All other countries	6,500	2,289

Total	$59,556	$53,348

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2014	$13,345
2015	11,167
2016	9,870
2017	7,781
2018	6,781
Thereafter through 2021	12,486

Total	$61,430

        Expense charged to operations under these agreements was $11.1 million, $10.8 million and $9.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

        Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. The following table summarizes these items, on an undiscounted basis, at December 31, 2013 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

Years Ending December 31,	Total	2014	2015	2016	2017	2018	Thereafter
	(Dollars in thousands)
Debt principal	$253,000	$—	$—	$—	$253,000	$—	$—
Debt interest (projected)	17,277	4,975	4,973	4,986	2,343	—	—
Guarantees, surety bonds, and letters of credit	28,583	15,756	5,459	4,251	1,299	1,142	676
Purchase obligations	28,137	14,086	8,335	2,740	2,478	498	—
Unused commitment on loans receivable and other advances	15,147	15,147	—	—	—	—	—

Total commitments	$342,144	$49,964	$18,767	$11,977	$259,120	$1,640	$676

        At December 31, 2013, guarantees, surety bonds and letters of credit totaled $28.6 million, with the highest annual amount of $15.8 million occurring in year one. The total includes maximum exposure under guarantees of $25.3 million which primarily relates to our Management and Rental segment's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the segment's management activities that are entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other party. In addition, certain of our hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under its

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of December 31, 2013, future amounts are not expected to be significant either individually or in the aggregate.

        The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits. Certain of our Management and Rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of December 31, 2013, amounts pending reimbursements are not significant.

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

        As of December 31, 2013 and December 31, 2012, ILG had an accrual of $2.9 million and $4.5 million, respectively, representing the net exposure of any VAT reclaim refund receivable and accrued VAT liabilities related to this matter. The net change of $1.6 million in the accrual from December 31, 2012 primarily relates to a decrease in the change in estimate primarily to update the periods for which the accrued VAT liabilities are due, and to refine the VAT accrual calculation for certain other countries, including $0.5 million in payments, and the effect of foreign currency remeasurements. Changes in estimates resulted in favorable adjustments to our consolidated statement of income for the years ended December 31, 2013, 2012 and 2011.

        Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $2.9 million up to approximately $4.2 million based on quarter-end exchange rates. ILG believes that the $2.9 million accrual at December 31, 2013 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Non-cash financing activity:
Issuance of noncontrolling interest in connection with an acquisition	$31,347	$—	$—
Cash paid during the period for:
Interest, net of amounts capitalized	$5,358	$31,363	$30,603
Income taxes, net of refunds	$42,750	$25,693	$17,068

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 15—RELATED PARTY TRANSACTIONS

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

CLC World Resorts and Hotels

        Effective November 4, 2013, CLC became a related party of ILG when VRI Europe Limited, a subsidiary of ILG, purchased CLC's European shared ownership resort management business and, in connection with this purchase, issued to CLC a noncontrolling interest in VRI Europe. As part of this arrangement, VRI Europe and CLC entered into a shared services arrangement whereby each party provides certain services to one another at an agreed upon cost. VRI Europe's corresponding income and expense resulting from this shared services arrangement is recorded on a straight-line basis throughout the year. Additionally, we have an ongoing business relationship with CLC as part of their Interval Network affiliation.

        During the year ended December 31, 2013, VRI Europe recorded $0.1 million and $0.5 million in shared services income and expense, respectively, with CLC, which is included within our Management and Rental segment. Additionally, we recorded $0.7 million of Membership and Exchange revenue in 2013 related to membership enrollments and sales of marketing materials. As of December 31, 2013, we had a trade payable of $0.6 million due to CLC, and a receivable of $1.8 million due from CLC.

Royal Caribbean Cruises

        Royal Caribbean Cruises Ltd. ("RCCL") is a related party of ILG as one of our board members is currently employed at RCCL. Through the travel services we offer, we sell RCCL cruises at either net

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 15—RELATED PARTY TRANSACTIONS (Continued)

or published fares. We recognize revenue for such transactions on a net basis. During the year ended December 31, 2013, we recorded revenue of $0.9 million for such RCCL cruises sold to Interval members and others. As of December 31, 2013, we had a trade payable of $1.4 million due to RCCL, relating to net fare transactions, and a receivable of $0.1 million, for commissions due from RCCL, relating to sales transactions at published fares.

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

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except for share data)
2013
Revenue(1)	$134,881	$124,983	$119,156	$122,195
Gross profit	88,505	81,562	77,165	74,473
Operating income	42,789	33,471	31,378	25,107
Net income attributable to common stockholders	25,004	20,570	17,101	18,542
Earnings per share attributable to common stockholders(2):
Basic	0.44	0.36	0.30	0.32
Diluted	0.44	0.36	0.29	0.32
2012
Revenue	$126,739	$118,668	$117,195	$110,737
Gross profit	83,948	75,407	75,454	70,271
Operating income	34,400	23,648	25,566	26,167
Net income attributable to common stockholders	15,225	10,052	149	15,276
Earnings per share attributable to common stockholders(2):
Basic	0.27	0.18	0.00	0.27
Diluted	0.27	0.18	0.00	0.27

(1)
Revenue for the quarter ended June 30, 2013 includes a correction of an immaterial prior period understatement of membership revenue amounting to $4.1 million.

(2)
For the years ended December 31, 2013 and 2012, per share amounts for the quarters may not add to the annual amount because of rounding and differences in the average common shares outstanding during each period.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 16—QUARTERLY RESULTS (UNAUDITED) (Continued)

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2013, our internal control over financial reporting is effective. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of our VRI Europe joint venture, created in November 2013, or our Aqua Hospitality LLC and Aqua Hotels and Resorts, Inc. businesses acquired in December 2013. These businesses are included in our 2013 consolidated financial statements and constituted $202.7 million and $166.5 million of total and net assets, respectively, as of December 31, 2013 and $12.2 million and $1.9 million of revenue and net income, respectively, for the year then ended.

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm that audited our

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

NOTE 16—QUARTERLY RESULTS (UNAUDITED) (Continued)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Interval Leisure Group, Inc. and subsidiaries

        We have audited Interval Leisure Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Interval Leisure Group, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the VRI Europe joint venture and Aqua Hospitality LLC and Aqua Hotels and Resorts, Inc., which is included in the 2013 consolidated financial statements of Interval Leisure Group, Inc. and subsidiaries and constituted $202.7 million and $166.5 million of total and net assets, respectively, as of December 31, 2013 and $12.2 million and $1.9 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Interval Leisure Group, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of the VRI Europe joint venture and Aqua Hospitality LLC and Aqua Hotels and Resorts, Inc.

        In our opinion, Interval Leisure Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interval Leisure Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Interval Leisure Group, Inc. and subsidiaries and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Certified Public Accountants

Miami, Florida
February 27, 2014

Item 9B.    Other Information.

        None.

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to ILG's definitive Proxy Statement to be used in connection with its 2014 Annual Meeting of Stockholders, or the 2014 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to directors of ILG and the compliance of our directors and executive officers with Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2014 Proxy Statement and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the section entitled "Corporate Governance" in the 2014 Proxy Statement and is incorporated herein by reference. We have included information regarding our executive officers and our Code of Ethics below.

Item 11.    Executive Compensation.

        The information required by Item 402 of Regulation S-K is set forth in the sections entitled "Executive Compensation," "Compensation Discussion and Analysis" and "Director Compensation" in the 2014 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K is set forth in the sections entitled: "Committees of the Board of Directors," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," respectively, in the 2014 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information regarding ownership of ILG common stock, and securities authorized for issuance under ILG's equity compensation plans, is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2014 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information regarding certain relationships and related transactions with ILG and director independence is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information regarding the fees and services of ILG's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to ILG by such firm is set forth in the section entitled "Independent Registered Public Accountants' Fees" in the 2014 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

        The following information about ILG's executive officers is as of February 25, 2014.

        Craig M. Nash, age 60, has served as President and Chief Executive Officer of ILG since May 2008 and as Chairman of the Board of ILG since August 2008 and has served as President of Interval since August 1989 and Chief Executive Officer of Interval since March 1998. Prior to assuming this role, Mr. Nash served in a series of increasingly significant roles with Interval, including as General Counsel and Vice President of Regulatory Affairs. Mr. Nash joined Interval in 1982. Mr. Nash serves on the Board of Directors of the American Resort Development Association and is also a member of its Executive Committee.

        Jeanette E. Marbert, age 57, has served as Chief Operating Officer of ILG since August 2008 and as Executive Vice President since June 2009. She has served in such capacity for Interval since June 1999. Prior to her tenure as Chief Operating Officer, Ms. Marbert served as General Counsel of Interval from 1994 to 1999. Ms. Marbert joined Interval in 1984.

        William L. Harvey, age 57, has served as Chief Financial Officer of ILG since August 2008 and as Executive Vice President since June 2009. Prior to joining ILG in June 2008, Mr. Harvey served as the Chief Financial Officer for TrialGraphix, Inc., a Miami-based litigation support firm from August 2006 through November 2007. Between June 2003 and July 2006, Mr. Harvey served as a Vice President at LNR Property Corporation, a Miami-based diversified real estate and finance company, managing various financial and accounting units. From September 1992 through February 2003, Mr. Harvey served as the Executive Vice President and Chief Financial Officer of Pan Am International Flight Academy, Inc., a private provider of flight training services. Mr. Harvey is a registered CPA who began his professional career at Deloitte & Touche and was a partner in their Miami office prior to September 1992. Mr. Harvey is a member of the Board of Directors of Summit Financial Services Group, Inc. and chair of the audit committee.

        Victoria J. Kincke, age 58, has served as Secretary of ILG since May 2008 and as Senior Vice President and General Counsel of ILG since August 2008 and has served as Senior Vice President and General Counsel of Interval since May 2005. Prior to this time, Ms. Kincke served as General Counsel of Interval from July 1999. Ms. Kincke joined Interval in 1997.

        John A. Galea, age 58, has served as Chief Accounting Officer of ILG since August 2008 and as Senior Vice President and Treasurer of ILG since June 2009. He has served as Chief Financial Officer for Interval since October 2006. Prior to this appointment, Mr. Galea served as Interval's Vice President and Chief Accounting Officer from January 2004. Mr. Galea joined Interval in 2000 as its Vice President, Accounting and Corporate Controller.

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
List of documents filed as part of this Report:

(1)
Consolidated Financial Statements of ILG

      Report of Independent Registered Public Accounting Firm.

      Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011.

      Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011.

      Consolidated Balance Sheets as of December 31, 2013 and 2012.

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011.

      Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2014.

INTERVAL LEISURE GROUP, INC.
By:	/s/ CRAIG M. NASH Craig M. Nash Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG M. NASH Craig M. Nash	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2014
/s/ WILLIAM L. HARVEY William L. Harvey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2014
/s/ JOHN A. GALEA John A. Galea	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2014
/s/ DAVID FLOWERS David Flowers	Director	February 27, 2014
/s/ VICTORIA L. FREED Victoria L. Freed	Director	February 27, 2014
/s/ GARY S. HOWARD Gary S. Howard	Director	February 27, 2014
/s/ LEWIS J. KORMAN Lewis J. Korman	Director	February 27, 2014

Signature	Title	Date

/s/ THOMAS J. KUHN Thomas J. Kuhn	Director	February 27, 2014
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Director	February 27, 2014
/s/ THOMAS P. MURPHY, JR. Thomas P. Murphy, Jr.	Director	February 27, 2014
/s/ AVY H. STEIN Avy H. Stein	Director	February 27, 2014

INDEX TO EXHIBITS

Exhibit	Description
2.1	Business Transfer Deed, dated August 3, 2013, among CLC Resort Management Limited, Gorvines Limited, VRI Europe Limited and the other parties thereto(17)

3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.(1)

3.2	Third Amended and Restated By-laws of Interval Leisure Group, Inc.(11)

3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock(8)

4.1	Rights Agreement dated as of June 10, 2009, between Interval Leisure Group, Inc. and the Bank of New York Mellon, as Rights Agent, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C(6)

10.1	Tax Sharing Agreement among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp(1)

10.3	Employee Matters Agreement among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp(1)

10.4	Spinco Agreement, dated as of May 13, 2008, between IAC/InterActiveCorp, Liberty Media Corporation, LMC Silver King, Inc., Liberty HSN II, Inc., LMC USA VIII, Inc., LMC USA IX, Inc., LMC USA XI, Inc., LMC USA XII, Inc., LMC USA XIII, Inc., LMC USA XIV, Inc., LMC USA XV, Inc., Liberty Tweety, Inc., BDTV Inc., BDTV II Inc., BDTV III Inc., BDTV IV Inc. and Barry Diller(3)

10.5	Employment Agreement between Interval Leisure Group, Inc. and Craig M. Nash, dated as of July 31, 2008†(2)

10.6	Employment Agreement between Interval Leisure Group, Inc. and Jeanette E. Marbert, dated as of July 31, 2008†(2)

10.7	Severance Agreement between Interval Acquisition Corp. and John A. Galea, dated as of July 31, 2008†(2)

10.9	Severance Agreement between Interval Acquisition Corp. and Victoria J. Kincke, dated as of July 31, 2008†(2)

10.10	Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan, as amended†

10.11	Lease Agreement between Interval International, Inc., as Lessee, and Frank Guilford, Jr., effective November 1, 1999, as amended(2)

10.12	Deferred Compensation Plan for Non-Employee Directors†(2)

10.15	Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, among IAC/InterActiveCorp, Interval Leisure Group, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC(1)

10.16	Registration Rights Agreement, dated as of August 20, 2008, among Interval Leisure Group, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC(1)

10.18	Employment Agreement between Interval Leisure Group, Inc. and William L. Harvey, dated as of August 25, 2008†(1)

Exhibit		Description
10.20		Form of Amendment to Employment Agreement between the Registrant and each of Craig M. Nash, Jeanette E. Marbert and William L. Harvey†(4)

10.21		Form of Terms and Conditions of Annual Vesting Restricted Stock Units under the Interval Leisure Group, Inc 2008 Stock and Annual Incentive Plan†(5)

10.22		Form of Terms and Conditions of Cliff Performance Restricted Stock Units under the Interval Leisure Group, Inc 2008 Stock and Annual Incentive Plan†(5)

10.23		Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Craig M. Nash†(7)

10.24		Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Jeanette E. Marbert†(7)

10.25		Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and William L. Harvey†(7)

10.26		Form of Terms and Conditions of Director Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan†(9)

10.27		Form of Terms and Conditions of Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan.†(10)

10.28		Form of Terms and Conditions of TSR Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan.†(12)

10.29		Amended and Restated Credit Agreement among Interval Acquisition Corp, as Borrower, Interval Leisure Group, Inc., Certain Subsidiaries of the Borrower, as Guarantors, The Lenders Party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent; Bank of America, N.A., PNC Bank, National Association, and SunTrust Bank, each as a Syndication Agent; Fifth Third Bank, KeyBank National Association, and Union Bank, N.A., each as a Documentation Agent; and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Bookrunners, dated as of June 21, 2012(13)

10.30		Form of Terms and Conditions of Leadership Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan†(14)

10.31		Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan†(15)

10.32		Form of Terms and Conditions of Director Restricted Stock Units under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan†(16)

21.1	*	Subsidiaries of Interval Leisure Group, Inc.

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit		Description
31.3	*	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.3	**	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Label Linkbase Document

101.PRE	*	XBRL Taxonomy Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

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

(12)
Incorporated herein by reference to ILG's Annual Report on Form 10-K filed on March 9, 2012.

(13)
Incorporated herein by reference to ILG's Current Report on Form 8-K filed on June 21, 2012.

(14)
Incorporated herein by reference to ILG's Quarterly Report on Form 10-Q filed on May 7, 2013.

(15)
Incorporated herein by reference to ILG's Registration Statement on Form S-8 filed on May 21, 2013.

(16)
Incorporated herein by reference to ILG's Quarterly Report on Form 10-Q filed on August 8, 2013.

(17)
Incorporated herein by reference to ILG's Quarterly Report on Form 10-Q filed on November 5, 2013.

Schedule II

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings	Charges (Credits) to Other Accounts	Deductions(1)	Balance at End of Period
	(In thousands)
2013
Allowance for doubtful accounts	$409	$63	$(182)	$—	$290
Deferred tax valuation allowance	681	2	(17)	—	666
2012
Allowance for doubtful accounts	$302	$153	$(46)	$—	$409
Deferred tax valuation allowance	682	—	(1)	—	681
2011
Allowance for doubtful accounts	$213	$123	$(34)	$—	$302
Deferred tax valuation allowance	679	3	—	—	682

(1)
Write-off of uncollectible accounts receivable.