Form 10-Q
period 2014-03-31
Interval Leisure Group, Inc.
filed 2014-05-08
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 8, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

        As of May 5, 2014, 57,726,408 shares of the registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$157,041	$134,881
Cost of sales (exclusive of depreciation and amortization shown separately below)	63,850	46,376

Gross profit	93,191	88,505
Selling and marketing expense	14,570	13,735
General and administrative expense	31,437	26,305
Amortization expense of intangibles	2,966	2,012
Depreciation expense	3,793	3,664

Operating income	40,425	42,789
Other income (expense):
Interest income	44	151
Interest expense	(1,324)	(1,653)
Other expense, net	(136)	(520)

Total other expense, net	(1,416)	(2,022)

Earnings before income taxes and noncontrolling interests	39,009	40,767
Income tax provision	(14,315)	(15,757)

Net income	24,694	25,010
Net income attributable to noncontrolling interests	(979)	(6)

Net income attributable to common stockholders	$23,715	$25,004

Earnings per share attributable to common stockholders:
Basic	$0.41	$0.44
Diluted	$0.41	$0.44
Weighted average number of shares of common stock outstanding:
Basic	57,505	56,928
Diluted	58,078	57,435
Dividends declared per share of common stock	$0.11	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$24,694	$25,010
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	667	(1,773)

Total comprehensive income, net of tax	25,361	23,237

Less: Net income attributable to noncontrolling interests, net of tax	(979)	(6)
Less: Other comprehensive income attributable to noncontrolling interest	(263)	—

Total comprehensive income attributable to noncontrolling interests	(1,242)	(6)

Total comprehensive income attributable to common stockholders	$24,119	$23,231

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$64,883	$48,462
Restricted cash and cash equivalents	9,365	7,421
Accounts receivable, net of allowance of $361 and $290, respectively	58,405	39,819
Deferred income taxes	16,977	17,714
Deferred membership costs	9,226	9,828
Prepaid income taxes	—	11,211
Prepaid expenses and other current assets	32,638	24,107

Total current assets	191,494	158,562
Property and equipment, net	58,865	59,556
Goodwill	541,014	540,839
Intangible assets, net	223,895	225,864
Deferred membership costs	11,535	10,741
Deferred income taxes	3,854	3,820
Other non-current assets	28,010	25,237

TOTAL ASSETS	$1,058,667	$1,024,619

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$16,376	$13,793
Deferred revenue	109,630	92,503
Accrued compensation and benefits	19,739	23,214
Member deposits	9,646	8,977
Accrued expenses and other current liabilities	59,345	51,071

Total current liabilities	214,736	189,558
Long-term debt	248,000	253,000
Other long-term liabilities	6,044	14,156
Deferred revenue	102,287	100,494
Deferred income taxes	90,336	90,452

Total liabilities	661,403	647,660

Redeemable noncontrolling interest	444	426
Commitments and contingencies
EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $0.01 par value; issued 59,423,361 and 59,124,834 shares, respectively	594	591
Treasury stock—1,697,360 shares at cost	(20,913)	(20,913)
Additional paid-in capital	192,557	191,106
Retained earnings	200,140	182,935
Accumulated other comprehensive loss	(9,490)	(9,894)

Total ILG stockholders' equity	362,888	343,825
Noncontrolling interest	33,932	32,708

Total equity	396,820	376,533

TOTAL LIABILITIES AND EQUITY	$1,058,667	$1,024,619

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

(Unaudited)

				Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
	Total Equity	Noncontrolling Interest	Total ILG Stockholders' Equity					Additional Paid-in Capital	Retained Earnings
				Amount	Shares	Amount	Shares
Balance as of December 31, 2013	$376,533	$32,708	$343,825	$591	59,124,834	$(20,913)	1,697,360	$191,106	$182,935	$(9,894)
Net income	24,676	961	23,715	—	—	—	—	—	23,715	—
Other comprehensive income, net of tax	667	263	404	—	—	—	—	—	—	404
Non-cash compensation expense	2,847	—	2,847	—	—	—	—	2,847	—	—
Issuance of common stock upon exercise of stock options	292	—	292	—	13,322	—	—	292	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(3,919)	—	(3,919)	3	285,205	—	—	(3,922)	—	—
Change in excess tax benefits from stock-based awards	1,877	—	1,877	—	—	—	—	1,877	—	—
Deferred stock compensation expense	197	—	197					197	—	—
Dividends declared on common stock	(6,350)	—	(6,350)	—	—	—	—	160	(6,510)	—

Balance as of March 31, 2014	$396,820	$33,932	$362,888	$594	59,423,361	$(20,913)	1,697,360	$192,557	$200,140	$(9,490)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$24,694	$25,010
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	2,966	2,012
Amortization of debt issuance costs	196	196
Depreciation expense	3,793	3,664
Non-cash compensation expense	2,847	2,557
Non-cash interest expense	4	68
Deferred income taxes	573	(985)
Excess tax benefits from stock-based awards	(1,877)	(2,474)
Loss on disposal of property and equipment	10	156
Change in fair value of contingent consideration	—	425
Changes in operating assets and liabilities:
Accounts receivable	(16,207)	(20,879)
Prepaid expenses and other current assets	568	1,213
Prepaid income taxes and income taxes payable	13,043	16,510
Accounts payable and other current liabilities	(2,827)	93
Payment of contingent consideration	(1,184)	—
Deferred revenue	18,537	18,469
Other, net	(11,079)	1,414

Net cash provided by operating activities	34,057	47,449

Cash flows from investing activities:
Capital expenditures	(3,101)	(3,075)
Proceeds from disposal of property and equipment	(7)	5
Investment in financing receivables	(500)	—
Payments received on financing receivables	—	9,876

Net cash provided by (used in) investing activities	(3,608)	6,806

Cash flows from financing activities:
Payments on revolving credit facility	(5,000)	(20,000)
Dividend payments	(6,350)	—
Payments of contingent consideration	(816)	—
Withholding taxes on vesting of restricted stock units	(3,700)	(2,680)
Proceeds from the exercise of stock options	289	350
Excess tax benefits from stock-based awards	1,877	2,474

Net cash used in financing activities	(13,700)	(19,856)

Effect of exchange rate changes on cash and cash equivalents	(328)	(3,034)

Net increase in cash and cash equivalents	16,421	31,365
Cash and cash equivalents at beginning of period	48,462	101,162

Cash and cash equivalents at end of period	$64,883	$132,527

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,222	$1,283
Income taxes, net of refunds	$699	$231

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

        On November 4, 2013, VRI Europe Limited, a subsidiary of ILG, purchased the European shared ownership resort management business of CLC World Resorts and Hotels (CLC). As part of this transaction, ILG issued to CLC shares totaling 24.5% of VRI Europe Limited. Additionally, on December 12, 2013, we acquired all of the equity of Aqua Hospitality LLC and Aqua Hotels and Resorts, Inc., referred to as Aqua, a Hawaii-based hotel and resort management company representing 29 properties in Hawaii and Guam.

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

        The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2013 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the three months ended March 31, 2014.

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

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units ("RSUs") using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 0.8 million stock options each for the three months ended March 31, 2014 and 2013 as the effect of their inclusion would have been antidilutive to earnings per share.

        In connection with the spin-off, stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. As of March 31, 2014 and 2013, 0.8 million and 0.9 million, respectively, of stock options remained outstanding.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Basic weighted average shares of common stock outstanding	57,505	56,928
Net effect of common stock equivalents assumed to be vested related to RSUs	564	496
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	9	11

Diluted weighted average shares of common stock outstanding	58,078	57,435

Recent Accounting Pronouncements

        With the exception of those discussed below, there are no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in our 2013 Annual Report on Form 10-K that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)" ("ASU 2014-08"). The amendments in ASU 2014-08 change the requirements for reporting and disclosing discontinued operations. Among other items, this new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and "represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results." The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The ASU is effective for fiscal years beginning after December 15, 2014 (and interim periods within those fiscal years), with early adoption permitted. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

        In January 2014, the FASB issued ASU No. 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure" ("ASU 2014-04"). Current US GAAP requires a loan to be reclassified to Other Real Estate Owned ("OREO") upon a troubled debt restructuring that is "in substance a repossession or foreclosure," where the creditor receives "physical possession" of the debtor's assets regardless of whether formal foreclosure proceedings take place. The amendments in ASU 2014-04 clarify when an "in substance a repossession or foreclosure" and "physical possession"

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

has occurred as these terms are not defined in US GAAP, in addition to requiring certain supplementary interim and annual disclosures. The ASU is effective for fiscal years beginning after December 15, 2014 (and interim periods within those fiscal years) and shall be applied prospectively, with early adoption permitted. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

Adopted Accounting Pronouncements

        In July 2013, the FASB issued ASU 2013-10, "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate, ("OIS")) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2013-10"). ASU 2013-10 ratified the Task Force's consensus to allow the Fed Funds effective swap rate to serve as a benchmark interest rate in the United States, which was previously defined in ASC 815 as either (1) a rate on direct obligations of the U.S. Department of the Treasury (UST) or (2) the LIBOR swap rate. ASU 2013-10 does not add to the disclosure requirements in ASC 815-10-50; however, in order to comply with the required disclosures related to fair value in ASC 820 a separate process for determining the fair value hierarchy of derivatives when the OIS rate is an input may be required. The ASU is required to be applied prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment ("CTA") upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2013-05"). ASU 2013-05 applies to the release of the CTA into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The ASU is effective for fiscal years beginning after December 15, 2013 (and interim periods within those fiscal years) and shall be applied prospectively. The adoption of ASU 2013-05 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In February 2013, the FASB issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date" ("ASU 2013-04"). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The ASU requires an entity to measure those obligations as the sum of the amount the reporting entity

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

agreed to pay on the basis of its arrangements among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. The ASU is effective for fiscal years beginning after December 15, 2013 (and interim periods within those years), and shall be applied retrospectively. The adoption of ASU 2013-04 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        Pursuant to FASB guidance as codified within ASC 350, "Intangibles—Goodwill and Other," goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. ILG determined our Membership and Exchange and Management and Rental operating segments are individual reporting units which are also individual reportable segments of ILG pursuant to ASC 280, Segment Reporting ("ASC 280"). ILG tests goodwill and other indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment based on either a qualitative assessment or a two-step impairment test, as more fully described in Note 2 of our 2013 Annual Report on Form 10-K. When performing the two-step impairment test, if the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded.

        As of October 1, 2013, we reviewed the carrying value of goodwill and other intangible assets of each of our two reporting units. Goodwill assigned to the Membership and Exchange and Management and Rental reporting units as of that date was $483.5 million and $22.3 million, respectively. We elected to bypass the qualitative assessment for the 2013 annual test and performed the first step of the impairment test on both our reporting units. Following the impairment test, we concluded that each reporting unit's fair value exceeded its carrying value and, therefore, the second step of the impairment test was not necessary. As of March 31, 2014, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on October 1, 2013.

        The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill as of March 31, 2014 and December 31, 2013 (in thousands):

	Balance as of January 1, 2014	Additions	Deductions	Foreign Currency Translation	Goodwill Impairment	Balance as of March 31, 2014
Membership and Exchange	$483,462	$—	$—	$—	$—	$483,462
Management and Rental	57,377	—	—	175	—	57,552

Total	$540,839	$—	$—	$175	$—	$541,014

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

	Balance as of January 1, 2013	Additions	Deductions	Foreign Currency Translation	Goodwill Impairment	Balance as of December 31, 2013
Membership and Exchange	$483,462	$—	$—	$—	$—	$483,462
Management and Rental	22,312	34,533	—	532	—	57,377

Total	$505,774	$34,533	$—	$532	$—	$540,839

Other Intangible Assets

        The balance of other intangible assets, net as of March 31, 2014 and December 31, 2013 is as follows (in thousands):

	March 31, 2014	December 31, 2013
Intangible assets with indefinite lives	$137,546	$136,713
Intangible assets with definite lives, net	86,349	89,151

Total intangible assets, net	$223,895	$225,864

        The $0.8 million change in our indefinite-lived intangible assets during the three months ended March 31, 2014 reflects the associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

        At March 31, 2014 and December 31, 2013, intangible assets with indefinite lives relate to the following (in thousands):

	March 31, 2014	December 31, 2013
Resort management contracts	$93,630	$92,797
Trade names and trademarks	43,916	43,916

Total	$137,546	$136,713

        At March 31, 2014, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Purchase agreements	$75,879	$(75,086)	$793
Resort management contracts	108,348	(29,845)	78,503
Other	21,841	(14,788)	7,053

Total	$206,068	$(119,719)	$86,349

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        At December 31, 2013, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Purchase agreements	$75,879	$(74,967)	$912
Resort management contracts	108,202	(27,518)	80,684
Other	21,817	(14,262)	7,555

Total	$205,898	$(116,747)	$89,151

        Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $3.0 million and $2.0 million for the three months ended March 31, 2014 and 2013, respectively. Based on March 31, 2014 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in thousands):

Twelve month period ending March 31,
2015	$11,497
2016	11,041
2017	9,675
2018	8,488
2019	7,871
2020 and thereafter	37,777

$86,349

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	March 31, 2014	December 31 2013
Computer equipment	$20,352	$20,084
Capitalized software	85,854	84,067
Land, buildings and leasehold improvements	28,927	28,905
Furniture and other equipment	15,367	14,830
Projects in progress	8,763	8,296

	159,263	156,182
Less: accumulated depreciation and amortization	(100,398)	(96,626)

Total property and equipment, net	$58,865	$59,556

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 5—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	March 31, 2014	December 31, 2013
Revolving credit facility (interest rate of 1.66% at March 31, 2014 and 1.67% at December 31, 2013)	$248,000	$253,000

Total long-term debt	$248,000	$253,000

Credit Facility

        In June, 2012 we entered into an amended and restated credit agreement (the "Amended Credit Agreement") which, among other things (1) provides for a $500 million revolving credit facility, (2) extends the maturity of the credit facility to June 21, 2017, (3) provides for an interest rate on borrowings, commitment fees and letter of credit fees based on our consolidated leverage ratio, and (4) may be increased to up to $700 million, subject to certain conditions. As of March 31, 2014, there was $248 million outstanding on the revolving credit facility. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the Amended Credit Agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on our leverage ratio. As of March 31, 2014, the applicable margin was 1.50% per annum for LIBOR revolving loans and 0.50% per annum for Base Rate loans. The Amended Credit Agreement has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% per annum based on our leverage ratio and as of March 31, 2014 the commitment fee was 0.275%. Interest expense for the three months ended March 31, 2014 and 2013 was $1.3 million and $1.7 million, respectively.

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

        The Amended Credit Agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

Amortization ("EBITDA"), as defined in the Amended Credit Agreement, of 3.50x through December 31, 2013 and 3.25x thereafter. Additionally, we are required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement, of 3.0x. As of March 31, 2014, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 1.27 and 32.56, respectively.

Debt Issuance Costs

        In connection with entering into the Amended Credit Agreement in June 2012, we incurred $3.9 million of lender and third-party debt issuance costs and wrote-off the remaining unamortized balance of $0.6 million relating to the original revolving credit and term loan facilities. As of March 31, 2014 and December 31, 2013, total unamortized debt issuance costs on outstanding debt were $2.6 million, net of $1.4 million of accumulated amortization, and $2.7 million, net of $1.2 million of accumulated amortization, respectively, which were included in "Other non-current assets" in our consolidated balance sheets. Debt issuance costs are amortized to "Interest expense" on a straight-line basis for our for our revolving credit facility.

Subsequent Event

        On April 8, 2014, we entered into the first amendment to the Amended Credit Agreement (the "Amendment") which increases the revolving credit facility from $500 million to $600 million, extends the maturity of the credit facility to April 8, 2019 and provides for certain other amendments to covenants. Under the Amendment, the maximum consolidated leverage ratio is 3.5x and the minimum consolidated interest coverage ratio is 3.0x. The terms related to interest rates and commitment fees remain unchanged.

        ILG and certain of its subsidiaries continue to guarantee all obligations under the Amendment and borrowings continue to be secured as discussed above.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

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

Fair Value of Financial Instruments

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the three months ended March 31, 2014. Our financial instruments include guarantees, letters of credit and surety bonds.

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$64,883	$64,883	$48,462	$48,462
Restricted cash and cash equivalents	9,365	9,365	7,421	7,421
Total debt	(248,000)	(248,000)	(253,000)	(253,000)
Guarantees, surety bonds and letters of credit	N/A	(26,666)	N/A	(28,525)

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

        The carrying value of the outstanding balance under our $500 million revolving credit facility approximates fair value as of March 31, 2014 and December 31, 2013 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

        The guarantees, surety bonds, and letters of credit represent liabilities that are carried on our balance sheet only when a future related contingent event becomes probable and reasonably estimable. These commitments are in place to facilitate our commercial operations. The related fair value of these

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

liabilities is estimated at the minimum expected cash flows contractually required to satisfy the related liabilities in the future upon occurrence of the applicable contingent events (Level 2).

Fair Value of Contingent Consideration

        In connection with the VRI Europe transaction, we have an obligation to transfer additional consideration in the form of cash, which results in incremental noncontrolling interest value in VRI Europe, based on final results of the acquired business for the twelve months ended December 31, 2013. As of March 31, 2014, preliminary results for 2013 form the basis of the estimated amount accrued on our consolidated balance sheet; accordingly, this estimated amount is based on Level 3 inputs (such as results for the business) representing the fair value of this liability for each respective balance sheet date. This estimated liability is subject to adjustment until such time as agreed upon by both parties. Subsequent to March 31, 2014, the parties reached final agreement and adjusted downward the amount of contingent consideration by approximately $1.2 million, which will be recognized in earnings in the quarter ended June 30, 2014 when the change to the contingent consideration arrangement occurred.

        The contingent consideration amount accrued within current liabilities as of March 31, 2014 and December 31, 2013 is $7.7 million and $7.6 million, respectively. The change from December 31, 2013 to March 31, 2014 solely relates to the translation effect on the foreign currency amount.

        Additionally, in connection with our fourth quarter 2013 acquisitions, certain amounts related to the purchase consideration paid at closing were deposited into escrow to be held subject to specified future events which could occur over a period ranging from the respective acquisition dates up to 36 months thereafter, as applicable. Pursuant to ASC 805, we consider these escrowed funds to be contingent consideration whereby their release from escrow is subject to future performance. Consequently, at March 31, 2014 and December 31, 2013, we have recorded liabilities totaling $11.3 million and $11.0 million, respectively, with corresponding assets representing the prepayment into escrow. The change from December 31, 2013 to March 31, 2014 solely relates to the translation effect on the foreign currency amount. These liabilities, which were measured using Level 3 inputs (such as provisions of their respective purchase agreements), are stated at their agreed upon contractual amounts because it is likely these amounts would be released to the sellers. As the associated specified events occur and respective amounts are released from escrow, we will release the corresponding amount from our consolidated balance sheet at that time.

NOTE 7—EQUITY

        ILG has 300 million authorized shares of common stock, par value of $0.01 per share. At March 31, 2014, there were 59.4 million shares of ILG common stock issued, of which 57.7 million are outstanding with 1.7 million shares held as treasury stock. At December 31, 2013, there were 59.1 million shares of ILG common stock issued, of which 57.4 million were outstanding with 1.7 million shares held as treasury stock.

        ILG has 25 million authorized shares of preferred stock, par value of $0.01 per share, none of which are issued or outstanding as of March 31, 2014 and December 31, 2013. The Board of Directors

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 7—EQUITY (Continued)

has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

Dividend Declared

        In February 2014, our Board of Directors declared a quarterly dividend payment of $0.11 per share to shareholders of record on March 13, 2014. In March 2014, a cash dividend of $6.3 million was paid.

        In May 2014, our Board of Directors declared a $0.11 per share dividend payable June 18, 2014 to shareholders of record on June 4, 2014.

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

        There were no repurchases of common stock during the year ended December 31, 2013 and the three months ended March 31, 2014. As of March 31, 2014, the remaining availability for future repurchases of our common stock was $4.1 million.

Accumulated Other Comprehensive Loss

        Pursuant to final guidance issued by the FASB in February of 2013, entities are required to disclose additional information about reclassification adjustments within accumulated other

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 7—EQUITY (Continued)

comprehensive income/loss, referred to as AOCL for ILG, including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the three months ended March 31, 2014, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments as disclosed in our accompanying consolidated statements of comprehensive income.

Noncontrolling Interest and Redeemable Noncontrolling Interest

Noncontrolling Interest

        In connection with the VRI Europe transaction on November 4, 2013, CLC was issued a noncontrolling interest in VRI Europe valued at 24.5% of the business, which was determined based on the purchase price paid by ILG for its 75.5% ownership interest as of the acquisition date. As of March 31, 2014 and December 31, 2013, this noncontrolling interest amounts to $33.9 million and $32.7 million, respectively, and is presented on our consolidated balance sheets as a component of equity. The change from December 31, 2013 to March 31, 2014 relates to the recognition of the noncontrolling interest holder's proportional share of VRI Europe's earnings, as well as the translation effect on the foreign currency amount.

        The parties have agreed not to transfer their interests in VRI Europe or CLC's related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG's VRI Europe shares in connection with a sale of the entire CLC resort business subject to minimum returns and a preemptive right by ILG. As of March 31, 2014, there have been no changes in ILG's ownership interest in VRI Europe.

        Additionally, in connection with this arrangement, ILG and CLC entered into a loan agreement whereby ILG has made available to CLC a convertible secured loan facility of $15.1 million that matures five years subsequent to the funding date with interest payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion, which would allow for settlement of the loan in CLC's shares of VRI Europe for contractually determined equivalent value. The funding of this loan is subject to certain conditions precedent that have not been met as of March 31, 2014; consequently, no disbursements have been made in connection with this loan arrangement.

Redeemable Noncontrolling Interest

        The redeemable noncontrolling interest presented on our consolidated balance sheet as temporary equity represents a noncontrolling ownership in the parent company of our Aston and Aqua businesses. In connection with the acquisition of Aston by ILG in May 2007, a member of senior management of this business purchased an ownership interest at the same per share price as ILG, a portion of which accrues preferred dividends at a rate of 10% per annum, and was granted an additional interest vesting over four and a half years. ILG is party to a fair value put and call arrangement with respect to this individual's holdings whereby this member of management could require ILG to purchase their interest or ILG could acquire such interest at fair value. The fair value of these shares upon exercise of the put

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 7—EQUITY (Continued)

or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of Aston. The initial value of the preferred interest was equal to the acquisition price of Aston. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price.

        This put arrangement is exercisable by the counter-party outside the control of ILG and is accounted for in accordance with the ASC Topic 480, "Distinguishing Liabilities from Equity" ("ASC 480"). Pursuant to this guidance, we are required to adjust the carrying value of this noncontrolling interest, once redeemable, to its maximum redemption amount at each balance sheet date with a corresponding adjustment to retained earnings. Furthermore, if the noncontrolling interest is not currently redeemable yet probable of becoming redeemable, we are required to either (1) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the security will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, usually the interest method, or (2) recognize changes in the redemption value (for example, fair value) immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. In applicable periods, we elect to use the second approach.

        This put and call arrangement became redeemable in the first quarter of 2014 upon filing our 2013 Annual Report on Form 10-K, and is exercisable for a period of 60 days and annually thereafter. Upon exercise of the put or call, the consideration payable can be denominated in ILG shares, cash or a combination thereof at ILG's option.

        As of March 31, 2014, the estimated redemption value of this redeemable interest is lower than the current carrying value on our consolidated balance sheet. Consequently, pursuant to the applicable accounting guidance, no adjustment to the balance of this redeemable noncontrolling interest was recorded for the three months ended March 31, 2014.

        The balance of redeemable noncontrolling interest as of March 31, 2014 and 2013 was $0.4 million. Changes during the periods then ended are as follows (in thousands):

	March 31,
	2014	2013
Balance, beginning of period	$426	$426
Net income attributable to redeemable noncontrolling interests	18	6

Balance, end of period	$444	$432

NOTE 8—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 8—BENEFIT PLANS (Continued)

each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to Internal Revenue Service ("IRS") restrictions. Matching contributions for the ILG plan were approximately $0.6 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        During the three months ended March 31, 2014 and 2013, we also had or participated in various benefit plans, principally defined contribution plans, for non-U.S. employees. Our contributions for these plans were approximately $0.1 million in each of the three months ended March 31, 2014 and 2013.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 43,271 share units were outstanding at March 31, 2014. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

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

        ILG recognizes non-cash compensation expense for all RSUs held by ILG's employees. For RSUs to be settled in stock, the accounting charge is measured at the grant date as the fair value of ILG common stock and expensed as non-cash compensation over the vesting term using the straight-line basis for service awards and the accelerated basis for performance-based awards with graded vesting. Certain cliff vesting awards contain performance criteria which are tied to anticipated future results of operations in determining the fair value of the award, while other cliff vesting awards with performance criteria are tied to the achievement of certain market conditions. This value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

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

        Under the ILG 2013 Stock and Incentive Compensation Plan, the maximum aggregate number of shares of common stock reserved for issuance as of adoption is 4.1 million shares, less one share for every share granted under any prior plan after December 31, 2012. As of March 31, 2014, ILG has 3.0 million shares available for future issuance under the 2013 Stock and Incentive Compensation Plan.

        During the first quarter of 2014 and 2013, the Compensation Committee granted approximately 390,000 and 657,000 RSUs, respectively, vesting over three to five years, to certain officers and employees of ILG and its subsidiaries. Of these RSUs granted in 2014 and 2013, approximately 116,000 and 300,000 cliff vest in three to five years and approximately 84,000 and 58,000 of these RSUs, respectively, are subject to performance criteria that could result between 0% and 200% of these awards being earned either based on defined adjusted EBITDA or relative total shareholder return targets over the respective performance period, as specified in the award document.

        For the 2014 and 2013 RSUs subject to relative total shareholder return performance criteria, the number of RSUs that may ultimately be awarded depends on whether the market condition is achieved. We used a Monte Carlo simulation analysis to estimate a per unit grant date fair value of $36.90 for 2014 and $29.61 for 2013 for these performance based RSUs. This analysis estimates the total shareholder return ranking of ILG as of the grant date relative to two peer groups approved by the Compensation Committee, over the remaining performance period. The expected volatility of ILG's common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.

        Non-cash compensation expense related to RSUs for the three months ended March 31, 2014 and 2013 was $2.8 million and $2.6 million, respectively. At March 31, 2014, there was approximately $22.5 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 2.2 years.

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

MARCH 31, 2014

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date.

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of sales	$210	$194
Selling and marketing expense	363	322
General and administrative expense	2,274	2,041

Non-cash compensation expense	$2,847	$2,557

        The following table summarizes RSU activity during the three months ended March 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1, 2014	1,495	$17.33
Granted	399	27.41
Vested	(430)	16.02
Forfeited	(2)	17.58

Non-vested RSUs at March 31, 2014	1,462	$20.46

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

MARCH 31, 2014

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

        For the three months ended March 31, 2014, ILG recorded an income tax provision for continuing operations of $14.3 million, which represents an effective tax rate of 36.7%. This tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three months ended March 31, 2014, the effective tax rate decreased due to the shift in the projections of the proportion of income earned and taxed between the various jurisdictions and the decrease in unrecognized tax benefits associated with the expiration of the statute of limitations related to foreign taxes, partially offset by the net increase in income taxes associated with the effect of changes in tax laws in certain states and other income tax items.

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

        As of March 31, 2014 and December 31, 2013, ILG had unrecognized tax benefits of $0.4 million and $0.5 million, respectively, which if recognized, would favorably affect the effective tax rate. During the three months ended March 31, 2014, the unrecognized tax benefits decreased by approximately $0.1 million as a result of the expiration of the statute of limitations related to foreign taxes.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three months ended March 31, 2014. During the three months ended March 31, 2014, interest and penalties decreased by approximately $0.1 million as a result of the expiration of the statute of limitations related to foreign taxes. As of March 31, 2014, ILG had accrued $0.3 million for interest and penalties.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to foreign taxes. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

        ILG has routinely been under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under a tax sharing agreement, entered into in connection with the spin-off transaction, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period.

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

        During 2013, the U.K. Finance Act of 2013 was enacted which further reduced the U.K. corporate income tax rate to 21%, effective April 1, 2014 and 20%, effective April 1, 2015. The impact of the U.K. rate reduction to 21% and 20%, which reduced our U.K. net deferred tax asset and increased income tax expense, was reflected in the reporting period when the law was enacted. The change in the corporate tax rate initially negatively impacted income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreased; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

NOTE 11—SEGMENT INFORMATION

        Pursuant to FASB guidance as codified in ASC 280, an operating segment is a component of a public entity (1) that engages in business activities that may earn revenues and incur expenses; (2) for which operating results are regularly reviewed by the entity's chief operating decision maker to make decisions about resources to be allocated to the segments and assess its performance; and (3) for which discrete financial information is available. We also considered how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered. ILG consists of two operating segments which are also reportable segments. Membership and Exchange offers leisure and travel-related products and services to owners of vacation interests and others mostly through various membership programs, as well as related services to resort developer clients. Management and Rental provides hotel, condominium resort, timeshare resort and

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

homeowners' association management, and vacation rental services to both vacation property owners and vacationers.

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Membership and Exchange
Revenue	$95,345	$102,095
Cost of sales	23,969	25,457

Gross profit	71,376	76,638
Selling and marketing expense	13,340	12,825
General and administrative expense	22,440	20,485
Amortization expense of intangibles	334	337
Depreciation expense	3,335	3,319

Segment operating income	$31,927	$39,672

	Three Months Ended March 31,
	2014	2013
Management and Rental
Management fee and rental revenue	$36,611	$17,445
Pass-through revenue	25,085	15,341

Total revenue	61,696	32,786
Cost of sales	39,881	20,919

Gross profit	21,815	11,867
Selling and marketing expense	1,230	910
General and administrative expense	8,997	5,820
Amortization expense of intangibles	2,632	1,675
Depreciation expense	458	345

Segment operating income	$8,498	$3,117

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

	Three Months Ended March 31,
	2014	2013
Consolidated
Revenue	$157,041	$134,881
Cost of sales	63,850	46,376

Gross profit	93,191	88,505
Direct segment operating expenses	52,766	45,716

Operating income	$40,425	$42,789

        Selected financial information by reporting segment is presented below (in thousands)

	March 31, 2014	December 31, 2013
Total Assets:
Membership and Exchange	$755,489	$732,161
Management and Rental	303,178	292,458

Total	$1,058,667	$1,024,619

Geographic Information

        We conduct operations through offices in the U.S. and 16 other countries. For the three months ended March 31, 2014 and 2013 revenue is sourced from over 100 countries worldwide. Other than the United States and Europe, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for three months ended March 31, 2014 and 2013.

        Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented in the table below (in thousands). Amounts in the proceeding table representing revenue sourced from the United States and Europe, versus all other countries, for the three months ended March 31, 2013 have been reclassified to conform to current period presentation.

	Three Months Ended March 31,
	2014	2013
Revenue:
United States	$121,700	$109,343
Europe	19,244	6,210
All other countries(1)	16,097	19,328

Total	$157,041	$134,881

(1)
Includes countries within the following continents: Africa, Asia, Australia, North America and South America.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

	March 31, 2014	December 31, 2013
Long-lived assets (excluding goodwill and other intangible assets):
United States	$52,555	$53,056
Europe	5,672	5,812
All other countries	638	688

Total	$58,865	$59,556

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

        Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. At March 31, 2014, guarantees, surety bonds and letters of credit totaled $26.7 million, with the highest annual amount of $15.2 million occurring in year one. The total includes maximum exposure under guarantees of $23.1 million, which primarily relates to the Management and Rental segment's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the segment's management activities, entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

        In addition, certain of the Management and Rental segment's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of March 31, 2014, future amounts are not expected to be significant, individually or in the aggregate. Certain of our Management and Rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of March 31, 2014, amounts pending reimbursements are not significant.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2014

(Unaudited)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

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

        As of March 31, 2014 and December 31, 2013, ILG had an accrual of $2.4 million and $2.9 million, respectively, representing the net exposure of any VAT reclaim refund receivable and accrued VAT liabilities related to this matter. The net change in the accrual primarily relates to a decrease in the change in estimate primarily to update the periods for which the accrued VAT liabilities are due, as well as the effect of foreign currency remeasurements. The change in estimate resulted in a favorable adjustment to our consolidated statement of income for the three months ended March 31, 2014.

        Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $2.4 million up to approximately $3.4 million based on quarter-end exchange rates. ILG believes that the $2.4 million accrual at March 31, 2014 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

NOTE 13—SUBSEQUENT EVENT

        In May 2014, we entered into an Equity Interest Purchase Agreement with Hyatt Corporation to acquire the Hyatt Residential Group business for approximately $190 million in cash at closing, subject to customary post-closing adjustments. Additionally, we will reimburse Hyatt for its capital contribution associated with its interest in a joint venture related to a 131-unit vacation ownership property in Maui (currently estimated to be $35 million based on an assumed early fourth quarter closing). In connection with this transaction we will enter into an exclusive master license agreement and become Hyatt's exclusive licensee in vacation ownership. The closing of this transaction is subject to obtaining specified consents, in addition to other customary closing conditions, and the Equity Interest Purchase Agreement may be terminated in certain circumstances, including, among others, if the transaction does not close by December 31, 2014.

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

        Actual results could differ materially from those contained in the forward-looking statements included in this quarterly report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for, or insolvency of developers; consolidation of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns; changes in our senior management; regulatory changes; our ability to compete effectively and successfully add new products and services; our ability to successfully manage and integrate acquisitions; impairment of assets; the restrictive covenants in our revolving credit facility; adverse events or trends in key vacation destinations; business interruptions in connection with our technology systems; ability of managed homeowners' associations to collect sufficient maintenance fees; third parties not repaying advances or extensions of credit; failure to consummate a previously announced transaction; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of our 2013 Annual Report on Form 10-K and in Part II of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

GENERAL

        The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three months ended March 31, 2014. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this report as well as our 2013 Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). This discussion includes the following sections:

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

Membership and Exchange Services

        Interval, the principal business comprising our Membership and Exchange segment, has been a leader in the membership and exchange services industry since its founding in 1976. As of March 31, 2014, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

  •
  a large and diversified base of participating resorts consisting of approximately 2,900 resorts located in over 80 countries, including both leading independent resort developers and branded hospitality companies; and

  •
  approximately 1.8 million vacation ownership interest owners enrolled as members of the Interval Network.

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

Management and Rental Services

        We also provide management and rental services to hotels, condominium resorts, timeshare resorts, vacation clubs and homeowners' associations through Aston, Aqua, VRI Europe, Vacation Resorts International (VRI), and Trading Places International (TPI). Such vacation properties and hotels are not owned by us. Aston and Aqua are based in Hawaii and concentrate largely on hotel and condominium resort management primarily in Hawaii, as well as vacation property rental and related services (including common area and owner association management services for condominium projects). VRI Europe manages vacation ownership resorts in Spain, the United Kingdom, France and Portugal. TPI and VRI provide property management, vacation rental and homeowners' association management services to timeshare resorts in the United States, Canada and Mexico.

        As of March 31, 2014, the businesses that comprise our Management and Rental segment provided various management and rental services to travelers and owners at approximately 250 vacation properties, resorts and club locations.

        Revenue from the Management and Rental segment is derived principally from fees for hotel, condominium resort, timeshare resort, vacation clubs and homeowners' association management and rental services. Management fees consist of a base management fee, incentive management fee, service fees, and annual maintenance fees, as applicable. Incentive management fees are generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. Annual maintenance fees are amounts paid by timeshare owners for maintaining and operating the respective properties, including management services.

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

International Revenue

        International revenue increased 19% in the three months ended March 31, 2014 compared to the same period in 2013. As a percentage of our total revenue, international revenue increased to 23% in the three months ended March 31, 2014 from 19.0% in 2013. The increase in international revenue as a percentage of total revenue in 2014 is attributable to revenue from our VRI Europe joint venture established in November 2013.

Other Factors Affecting Results

Membership and Exchange

        The consolidation of resort developers driven by bankruptcies and the lack of receivables financing previously resulted in a decrease in the flow of new members from point of sale to our exchange networks. Access to financing has returned to the industry following the recession and slow recovery. While very few new projects have been constructed in the last several years, developers and homeowners' associations have been taking back vacation ownership interests which are again available to be sold. This allows developers to continue to generate sales revenues without significant capital expenditure for development and causes homeowners' associations at resorts that are no longer linked to a developer to look for efficient distribution channels to resell the inventory to preserve the maintenance fee paying owner base. Additionally, a high proportion of sales by developers are to their existing owners, which does not result in new members to the Interval Network.

        Our 2014 results to-date continue to be negatively affected by a shift in the percentage mix of our membership base from traditional, direct renewal members to corporate members, a tightening in the availability of exchange and Getaway inventory and, to a lesser extent, severe weather throughout much of the United States which limited demand to certain destinations with availability. In addition, we secured multi-year renewals with four large developer clients that account for approximately two-thirds of the Interval Network corporate members; however, the terms associated with these renewals have resulted in reduced profitability. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate; however, these members tend to have a lower propensity to transact with us. Membership mix as of March 31, 2014 is comprised of 59% traditional versus 41% corporate members, compared to 61% and 39%, respectively, as of March 31, 2013. Consequently, where possible, we structure our corporate membership arrangements to include reservation servicing and/or other revenue streams to mitigate the anticipated lower transaction propensity.

Management and Rental

        Our Management and Rental segment results are susceptible to variations in economic conditions, particularly in Hawaii, one of its largest markets. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii decreased 2.3% for the three months ended March 31, 2014 compared to the same period in the prior year. Aston's occupancy in Hawaii for the first quarter of 2014 was consistent when compared to the prior year, while revenue per available room was higher by 4.4% driven by higher average daily rates. For comparative purposes, Aqua has been excluded from this analysis.

        As of the latest forecast (February 2014), the Hawaii Department of Business, Economic Development and Tourism forecasts increases of 2.0% in visitors by air to Hawaii and 3.4% in visitor expenditures in 2014 over 2013.

Business Acquisitions

        During the fourth quarter of 2013 we purchased the European shared ownership resort management business of CLC and all of the equity of Aqua, a Hawaii-based hotel and resort management company. These acquisitions were not individually significant; however, the year-over-year comparability for the three months ended March 31, 2014 was affected as further discussed in our Results of Operations section.

Outlook

        The vacation ownership industry remains in a period of transition that resulted in the bankruptcy, restructuring and consolidation of developers as well as continued modifications to their business models. We expect additional consolidation and reorganizations within the industry leading to increased competition in our membership and exchange business and reduced availability of exchange and Getaway inventory. Also, we anticipate reduced profitability related to the four large corporate renewals discussed above to unfavorably impact year-over-year comparability for the remainder of 2014.

        For the Management and Rental segment, we expect year-over-year growth in RevPAR to weaken as the tourism recovery of its largest market, Hawaii, moderates. Additionally, airlift into the island chain remains a positive factor bolstering the Hawaiian tourism economy; however, increases in the cost of a Hawaiian vacation may continue to negatively impact visitor arrivals and temper growth.

Business Acquisitions

        The completion of the VRI Europe and Aqua transactions during the fourth quarter of 2013 will affect the year-over-year comparability of our results of operations for the year ended December 31, 2014 and respective interim periods. The VRI Europe transaction will continue to affect international revenue as a percentage of total revenue.

        In May 2014, we entered into an Equity Interest Purchase Agreement with Hyatt Corporation to acquire the Hyatt Residential Group business for approximately $190 million in cash at closing, subject to customary post-closing adjustments. Additionally, we will reimburse Hyatt for its capital contribution associated with its interest in a joint venture related to a 131-unit vacation ownership property in Maui (currently estimated to be $35 million based on an assumed early fourth quarter closing). In connection with this transaction we will enter into an exclusive master license agreement and become Hyatt's exclusive licensee in vacation ownership. The closing of this transaction is subject to obtaining specified consents, in addition to other customary closing conditions, and the Equity Interest Purchase Agreement may be terminated in certain circumstances, including, among others, if the transaction does not close by December 31, 2014.

 RESULTS OF OPERATIONS

Revenue

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

	Three Months Ended March 31,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$56,111	(8.2)%	$61,148
Membership fee revenue	31,818	(4.6)%	33,364
Ancillary member revenue	1,623	(15.6)%	1,924

Total member revenue	89,552	(7.1)%	96,436
Other revenue	5,793	2.4%	5,659

Total Membership and Exchange revenue	95,345	(6.6)%	102,095

Management and Rental
Management fee and rental revenue	36,611	109.9%	17,445
Pass-through revenue	25,085	63.5%	15,341

Total Management and Rental revenue	61,696	88.2%	32,786

Total revenue	$157,041	16.4%	$134,881

        Revenue for the three months ended March 31, 2014 increased $22.2 million, or 16.4%, from the comparable period in 2013. Management and Rental segment revenue increased $28.9 million, or 88.2%, in the quarter compared to 2013, while Membership and Exchange segment revenue decreased $6.8 million, or 6.6%, year-over-year.

Membership and Exchange

        Membership and Exchange revenue decreased $6.8 million, or 6.6%, in the first quarter of 2014 compared to 2013. This decrease primarily resulted from lower transaction revenue and membership fee revenue of $5.0 million and $1.5 million, respectively. The decrease in transaction revenue is mainly related to a drop in revenue from exchanges and Getaways of $5.4 million, partly offset by a rise of $0.4 million in other transaction related fees. Lower transaction revenue from exchanges and Getaways was caused by a decline in transaction volume of 12.7%, partly offset by an increase of 5.2% in average fee per transaction. Lower transaction volume is related to the continued shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity, coupled with a tightening in the availability of exchange and Getaway inventory.

        Total active members in the Interval Network at March 31, 2014 decreased 0.5% to approximately 1.82 million members as compared to approximately 1.83 million members at March 31, 2013. The decrease of $1.5 million in membership fee revenue in the quarter largely reflects the impact of a decline in active Interval Network members, as developer sales to new owners continues at a pace slower than needed to grow the membership base. In addition, we secured multi-year renewals with four large developer clients that account for approximately two-thirds of the Interval Network corporate members; however, the membership fees associated with these renewals are less favorable when compared to prior arrangements. This impact has been partly mitigated by continued improvement in the member base penetration of our Platinum and Club Interval Gold products. Overall Interval Network average revenue per member was $49.30 in the quarter, lower by 6.6% from $52.79 in the prior year period.

Management and Rental

        The increase of $19.2 million, or 109.9%, in management fee and rental revenue includes $19.5 million of incremental revenue from our VRI Europe and Aqua acquisitions Aston and Aqua combined revenue per available room ("RevPAR") was $141.45, a decrease of 15.0% over the prior year. Excluding Aqua, Aston RevPAR in the quarter increased slightly to $167.89 compared to $166.39 in the prior year. The increase in RevPAR, when excluding Aqua, can be attributed to a 1.2% improvement in average daily rate compared to 2013.

        Pass-through revenue represents reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners association without mark-up. The increase in pass-through revenue of $9.7 million, or 63.5%, in the quarter is predominately related to our acquisition of Aqua.

Cost of Sales

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

	Three Months Ended March 31,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange	$23,969	(5.8)%	$25,457
Management and Rental
Management fee and rental expenses	14,796	165.3%	5,578
Pass-through expenses	25,085	63.5%	15,341

Total Management and Rental cost of sales	39,881	90.6%	20,919

Total cost of sales	$63,850	37.7%	$46,376

As a percentage of total revenue	40.7%	18.3%	34.4%
As a percentage of total revenue excluding pass-through revenue	48.4%	24.7%	38.8%
Gross margin	59.3%	(9.6)%	65.6%
Gross margin without pass-through revenue/expenses	70.6%	(4.6)%	74.0%

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

        Cost of sales in the first quarter of 2014 increased $17.5 million from 2013, consisting of an increase of $19.0 million from our Management and Rental segment, partly offset by a decrease of $1.5 million from our Membership and Exchange segment. Overall gross margin declined by 628 basis points to 59.3% this quarter compared to 2013, primarily due to the incremental gross profit contribution from our lower-margin Management and Rental segment relative to total ILG gross profit.

        Gross margin for the Membership and Exchange segment in the first quarter of 2014 was largely consistent when compared to the prior year. Cost of sales for this segment decreased $1.5 million, or 5.8%, from 2013. The year-over-year decrease in cost of sales is a result of lower purchased inventory expense of $0.8 million, together with a decrease in call center costs and related member servicing activities. The decline in purchased inventory expense was principally due to lower purchased inventory volumes, partly offset by an increase in the average cost per unit of this purchased inventory.

        The increase of $19.0 million in cost of sales from the Management and Rental segment was primarily attributable to $9.5 million of incremental expenses resulting from the inclusion of our 2013 acquisitions which closed in the fourth quarter of last year, together with an increase of $9.7 million in segment pass-through revenue principally related to Aqua. Gross margin for this segment decreased by 84 basis points to 35.4% in the quarter compared to 2013. Excluding the effect of pass-through revenue, gross margin for this segment decreased by 844 basis points to 59.6% in the current quarter when compared to the prior year quarter largely resulting from the incremental gross profit contribution from VRI Europe relative to total segment gross profit.

Selling and Marketing Expense

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

	Three Months Ended March 31,
	2014	% Change	2013
	(Dollars in thousands)
Selling and marketing expense	$14,570	6.1%	$13,735
As a percentage of total revenue	9.3%	(8.9)%	10.2%
As a percentage of total revenue excluding pass-through revenue	11.0%	(3.9)%	11.5%

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

        Selling and marketing expense in the first quarter of 2014 increased $0.8 million, or 6.1%, compared to 2013. Higher sales and marketing spend is attributable to increased marketing fees related to developer contract renewals during the quarter, partly offset by lower sales commissions as compared to the prior year. As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 91 and 45 basis points, respectively, on a year-over-year basis.

General and Administrative Expense

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

	Three Months Ended March 31,
	2014	% Change	2013
	(Dollars in thousands)
General and administrative expense	$31,437	19.5%	$26,305
As a percentage of total revenue	20.0%	2.6%	19.5%
As a percentage of total revenue excluding pass-through revenue	23.8%	8.3%	22.0%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, as well as facilities costs, fees for professional services and other company-wide benefits.

        General and administrative expense in the first quarter of 2014 increased $5.1 million from 2013, primarily due to incremental expenses of $2.2 million from the inclusion of our acquired businesses in our results of operations, higher professional fees of $1.6 million (excluding such incremental expenses from acquired businesses), an increase of $1.5 million in overall compensation and other employee related costs (excluding incremental expenses from acquired business) and certain other miscellaneous cost increases. These increases were partly offset by a favorable year-over-year change of $0.4 million related to the estimated fair value of contingent consideration for an acquisition.

        The $1.6 million increase in professional fees primarily related to accounting and legal services provided largely in connection with potential acquisition activities, together with additional costs related to certain IT initiatives.

        The $1.5 million increase in overall compensation and other employee-related costs was primarily due to a $0.8 million increase in health and welfare insurance expense resulting from higher self-insured claim activity during the quarter when compared to the prior year, together with an increase of $0.2 million in non-cash compensation expense, and higher salary and other employee-related costs.

        As a percentage of total revenue and total revenue excluding pass-through revenue, general and administrative expense during the first quarter of 2013 increased 52 and 182 basis points, respectively, over the prior year.

Amortization Expense of Intangibles

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

	Three Months Ended March 31,
	2014	% Change	2013
	(Dollars in thousands)
Amortization expense of intangibles	$2,966	47.4%	$2,012
As a percentage of total revenue	1.9%	26.6%	1.5%
As a percentage of total revenue excluding pass-through revenue	2.2%	33.5%	1.7%

        Amortization expense of intangibles for the three months ended March 31, 2014 increased $1.0 million over the comparable 2013 period due to incremental amortization expense pertaining to intangible assets of our recently acquired businesses.

Depreciation Expense

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

	Three Months Ended March 31,
	2014	% Change	2013
	(Dollars in thousands)
Depreciation expense	$3,793	3.5%	$3,664
As a percentage of total revenue	2.4%	(11.1)%	2.7%
As a percentage of total revenue excluding pass-through revenue	2.9%	(6.2)%	3.1%

        Depreciation expense for the three months ended March 31, 2014 increased $0.1 million over the comparable 2013 period largely due to additional depreciable assets being placed in service subsequent to March 31, 2013. These depreciable assets pertain primarily to software and related IT hardware.

Operating Income

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

	Three Months Ended March 31,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange	$31,927	(19.5)%	$39,672
Management and Rental	8,498	172.6%	3,117

Total operating income	$40,425	(5.5)%	$42,789

As a percentage of total revenue	25.7%	(18.9)%	31.7%
As a percentage of total revenue excluding pass-through revenue	30.6%	(14.4)%	35.8%

        Operating income in the first quarter of 2014 decreased $2.4 million from 2013, consisting of a $7.7 million decrease from our Membership and Exchange segment, offset in part by a $5.4 million increase from our Management and Rental segment.

        Operating income for our Membership and Exchange segment decreased $7.7 million to $31.9 million in the quarter compared to the prior year. The decrease in operating income was driven primarily by $5.3 million of gross profit contraction in the period, coupled with higher general and administrative expense mainly resulting from a rise in health and welfare insurance costs and professional fees.

        The increase in operating income of $5.4 million in our Management and Rental segment is primarily due to the incremental contributions from our recently acquired businesses, partly offset by higher professional fees largely related to potential acquisition activities.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." Prior period amounts have been recast to conform to the current period definition of Adjusted EBITDA.

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

	Three Months Ended March 31,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange	$38,530	(15.9)%	$45,820
Management and Rental	11,760	97.6%	5,951

Total adjusted EBITDA	$50,290	(2.9)%	$51,771

As a percentage of total revenue	32.0%	(16.6)%	38.4%
As a percentage of total revenue excluding pass-through revenue	38.1%	(12.0)%	43.3%

        Adjusted EBITDA in the first quarter of 2014 decreased by $1.5 million, or 2.9%, from 2013, consisting of a $7.3 million decrease from our Membership and Exchange segment, offset in part by a $5.8 million increase from our Management and Rental segment.

        Adjusted EBITDA of $38.5 million from our Membership and Exchange segment declined by $7.3 million, or 15.9%, compared to the prior year. The drop in adjusted EBITDA is mainly correlated with a deterioration in transaction and membership fee revenue in the quarter, as well as reduced profitability resulting from securing multi-year renewals from four of our largest corporate developer clients, partially offset by the positive contributions from our Platinum and Club Interval Gold products. Transaction revenue was adversely affected in the period by the continued shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity, coupled with a tightening in the availability of exchange and Getaway inventory. Additionally, adjusted EBITDA in the period was unfavorably impacted by an increase in health and welfare insurance costs attributable to higher self-insured claim activity when compared to last year.

        Adjusted EBITDA from our Management and Rental segment rose by $5.8 million, or 97.6%, to $11.8 million in the quarter from $6.0 million in 2013. The growth in adjusted EBITDA in this segment is driven by the incremental contribution from our recently acquired businesses, partly offset by higher employee-related costs and professional fees.

Other Income (Expense), net

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

	Three Months Ended March 31,
	2014	% Change	2013
	(Dollars in thousands)
Interest income	$44	(70.9)%	$151
Interest expense	$(1,324)	(19.9)%	$(1,653)
Other expense, net	$(136)	(73.8)%	$(520)

        Interest income decreased $0.1 million in the first quarter of 2014 compared to 2013 due to certain loans receivable being outstanding and accruing interest for a portion of the first quarter of 2013 prior to settlement during that quarter.

        Interest expense in the first three months of 2014 relates to interest and amortization of debt costs on our amended and restated revolving credit facility. Lower interest expense in the quarter is primarily due to a lower average balance outstanding during the three month period when compared against the respective period in 2013.

        Other expense, net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange net gain was $0.2 million in the first quarter of 2014 compared to a net loss of $0.2 million in 2013. The favorable fluctuations during the current quarter were principally driven by U.S. dollar positions held at March 31, 2014 affected by the stronger dollar compared to the Colombian peso and Egyptian pound. The unfavorable fluctuations during the prior year quarter were principally driven by U.S. dollar positions held at March 31, 2013 affected by the weaker dollar compared to the Mexican peso, partly offset by a stronger dollar compared to the Colombian peso and Egyptian pound.

Income Tax Provision

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

        For the three months ended March 31, 2014 and 2013, ILG recorded income tax provisions for continuing operations of $14.3 million and $15.8 million, respectively, which represent effective tax rates of 36.7% and 38.6%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. The effective tax rate in the first quarter of 2014 is lower than the prior year period primarily due to the shift in the projections of the proportion of income earned and taxed between the various jurisdictions.

        As of March 31, 2014 and December 31, 2013, ILG had unrecognized tax benefits of $0.4 million and $0.5 million, respectively, which if recognized, would favorably affect the effective tax rate. During the three months ended March 31, 2014, the unrecognized tax benefits decreased by approximately $0.1 million as a result of the expiration of the statute of limitations related to foreign taxes.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three months ended March 31, 2014. During the three months ended March 31, 2014, interest and penalties decreased by approximately $0.1 million as a result of the expiration of the statute of limitations related to foreign taxes. As of March 31, 2014, ILG had accrued $0.3 million for interest and penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.1 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to foreign taxes. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

        ILG has routinely been under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under a tax sharing agreement, entered into in connection with the spin-off transaction, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period.

        During 2013, the U.K. Finance Act of 2013 was enacted which further reduced the U.K. corporate income tax rate to 21%, effective April 1, 2014 and 20%, effective April 1, 2015. The impact of the U.K. rate reduction to 21% and 20%, which reduced our U.K. net deferred tax asset and increased income tax expense, was reflected in the reporting period when the law was enacted. The change in the corporate tax rate initially negatively impacted income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreased; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2014, we had $64.9 million of cash and cash equivalents, including $48.3 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $32.8 million is held in foreign jurisdictions, principally the U.K. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is used as our primary source of liquidity. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the three months ended March 31, 2014 and, as of March 31, 2014, the respective cash balances were immaterial to our overall cash on hand.

        We believe that our cash on hand along with our anticipated operating future cash flows and availability under our $600 million revolving credit facility, which may be increased to up to $700 million subject to certain conditions, are sufficient to fund our operating needs, quarterly cash dividend, capital expenditures, development and expansion of our operations, debt service, investments and other commitments and contingencies for at least the next twelve months. However, our operating cash flow may be impacted by macroeconomic and other factors outside of our control.

Cash Flows Discussion

Operating Activities

        Net cash provided by operating activities decreased to $34.1 million in the three months ended March 31, 2014 from $47.4 million in the same period of 2013. The decrease of $13.4 million from 2013 was principally due to payments made in connection with long-term agreements.

Investing Activities

        Net cash used in investing activities of $3.6 million in the three months ended March 31, 2014 pertain to capital expenditures of $3.1 million primarily related to IT initiatives and to an investment in loan receivable of $0.5 million. Net cash provided by investing activities of $6.8 million in the three months ended March 31, 2013 mostly due to the early repayment of an existing loan receivable totaling $9.9 million, partly offset by capital expenditures of $3.1 million primarily related to IT initiatives.

Financing Activities

        Net cash used in financing activities of $13.7 million in the three months ended March 31, 2014 related to cash dividend payments of $6.4 million, principal payments of $5.0 million on our revolving credit facility, withholding taxes on the vesting of restricted stock units of $3.7 million, and $0.8 million of the total $2.0 million contingent consideration payment related to an acquisition. These uses of cash were partially offset by excess tax benefits from stock-based awards and the proceeds from the exercise of stock options. Net cash used in financing activities of $19.9 million in the three months ended March 31, 2013 primarily related to principal payments of $20.0 million on our revolving credit facility, and withholding taxes on the vesting of restricted stock units. These uses of cash were partially offset by excess tax benefits from stock-based awards and the proceeds from the exercise of stock options.

        Our amended and restated credit agreement provides for a $500 million revolving credit facility and matures June 21, 2017. As of March 31, 2014, borrowings outstanding under the revolving credit facility amounted to $248 million.

        Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on our leverage ratio. As of March 31, 2014, the applicable margin was 1.50% per annum for LIBOR revolving loans and 0.50% per annum for Base Rate loans. The revolving credit facility has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% per annum based on our leverage ratio and as of March 31, 2014, the commitment fee was 0.275%.

        The revolving credit facility has various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The revolving credit facility requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the amended credit agreement of 3.25x. Additionally, we were required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement, of 3.0x. As of March 31, 2014, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 1.27 and 32.56, respectively.

        On April 8, 2014, we entered into the first amendment to our amended and restated credit agreement which increases the revolving credit facility from $500 million to $600 million, extends the maturity of the credit facility to April 8, 2019 and provides for certain other amendments to covenants. Under this first amendment, the maximum consolidated leverage ratio is 3.5x and the minimum consolidated interest coverage ratio is 3.0x.

Free Cash Flow

        Free cash flow is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." For the three months ended March 31, 2014 and 2013, free cash flow was $31.0 million and $44.4 million, respectively. The change is mainly a result of the variance in net cash provided by operating activities as discussed above.

Dividends

        In February 2014, our Board of Directors declared a $0.11 per share dividend payable March 27, 2014 to shareholders of record on March 13, 2014. In May 2014, our Board of Directors declared a $0.11 per share dividend payable June 18, 2014 to shareholders of record on June 4, 2014. Based on the number of shares of common stock outstanding as of March 31, 2014, at a dividend of $0.11 per share, the anticipated cash outflow would be $6.3 million in the second quarter of 2014. We currently expect to declare and pay quarterly dividends of similar amounts.

Contractual Obligations and Commercial Commitments

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At March 31, 2014, guarantees, surety bonds and letters of credit totaled $26.7 million. The total includes maximum exposure under guarantees of $23.1 million, which primarily relates to the Management and Rental segment's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the segment's management activities, entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

        In addition, certain of the Management and Rental segment's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of March 31, 2014, future amounts are not expected to be significant, individually or in the aggregate. Certain of our Management and Rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of March 31, 2014, amounts pending reimbursements are not significant.

        Contractual obligations and commercial commitments at March 31, 2014 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$248,000	$—	$248,000	$—	$—
Debt interest(a)	12,066	4,877	7,189	—	—
Purchase obligations(b)	81,843	17,420	22,764	27,403	14,256
Operating leases	65,622	14,005	22,050	15,315	14,252
Unused commitment on loans receivable and other advances(c)	15,147	15,147	—	—	—

Total contractual obligations	$422,678	$51,449	$300,003	$42,718	$28,508

(a)
Debt principal and projected debt interest represent principal and interest to be paid on our revolving credit facility based on the balance outstanding as of March 31, 2014. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of March 31, 2014. Interest on the revolving credit facility is calculated using the prevailing rates as of March 31, 2014. On April 8, 2014, our revolving credit facility was amended to increase the borrowing capacity from $500 million to $600 million and to extend the maturity of the credit facility to April 8, 2019.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits.

(c)
Relates to a loan agreement entered into in connection with the VRI Europe transaction whereby ILG has made available to CLC a convertible secured loan facility of $15.1 million.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$26,666	$15,231	$8,499	$2,546	$390

(c)
Commercial commitments include minimum revenue guarantees related to hotel and resort management agreements, accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off-Balance Sheet Arrangements

        Except as disclosed above in our Contractual Obligations and Commercial Commitments (excluding "Debt principal"), as of March 31, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

        Refer to Note 2 accompanying our consolidated financial statements for a description of recent accounting pronouncements.

Seasonality

        Refer to Note 1 accompanying our consolidated financial statements for a discussion on the impact of seasonality.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other judgments and assumptions that we believe are reasonable under the circumstances. Actual outcomes could differ from those estimates. We have discussed those estimates that we believe are critical and required the use of significant judgment and use of estimates that could have a significant impact on our financial statements in our 2013 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies in the interim period.

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

 RECONCILIATIONS OF NON-GAAP MEASURES

        The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three months ended March 31, 2014 and 2013 (in thousands). The noncontrolling interest relates to the Management and Rental segment.

	For the Three Months Ended March 31, 2014
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$38,530	$11,760	$50,290
Non-cash compensation expense	(2,569)	(278)	(2,847)
Other non-operating income (expense), net	17	(153)	(136)
Acquisition related and restructuring costs	(365)	(873)	(1,238)

EBITDA	35,613	10,456	46,069
Amortization expense of intangibles	(334)	(2,632)	(2,966)
Depreciation expense	(3,335)	(458)	(3,793)
Less: Net income attributable to noncontrolling interest	—	979	979
Less: Other non-operating income (expense), net	(17)	153	136

Operating income	$31,927	$8,498	40,425

Interest income			44
Interest expense			(1,324)
Other non-operating expense, net			(136)
Income tax provision			(14,315)

Net income			24,694
Net income attributable to noncontrolling interest			(979)

Net income attributable to common stockholders			$23,715

	For the Three Months Ended March 31, 2013
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$45,820	$5,951	$51,771
Non-cash compensation expense	(2,279)	(278)	(2,557)
Other non-operating expense, net	(349)	(171)	(520)
Acquisition related and restructuring costs	(213)	(542)	(755)

EBITDA	42,979	4,960	47,939
Amortization expense of intangibles	(337)	(1,675)	(2,012)
Depreciation expense	(3,319)	(345)	(3,664)
Less: Net income attributable to noncontrolling interest	—	6	6
Less: Other non-operating expense, net	349	171	520

Operating income	$39,672	$3,117	42,789

Interest income			151
Interest expense			(1,653)
Other non-operating expense, net			(520)
Income tax provision			(15,757)

Net income			25,010
Net income attributable to noncontrolling interest			(6)

Net income attributable to common stockholders			$25,004

        The following table reconciles cash provided by operating activities to free cash flow for the three months ended March 31, 2014 and 2013 (in thousands).

	For the Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$34,057	$47,449
Less: Capital expenditures	(3,101)	(3,075)

Free cash flow	$30,956	$44,374

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

        Operating foreign currency exchange for the three months ended March 31, 2014 and 2014 resulted in a net gain of $0.2 million and $0.1 million, respectively, attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency.

        Non-operating foreign exchange for the three months ended March 31, 2014 and 2013 resulted in a net gain of $0.2 million and a net loss of $0.2 million, respectively, attributable to cash held in certain countries in currencies other than their functional currency.

        The favorable fluctuations during the quarter were principally driven by U.S. dollar positions held at March 31, 2014 affected by the stronger dollar compared to the Colombian peso and Egyptian pound. The unfavorable fluctuations during the quarter were principally driven by U.S. dollar positions held at March 31, 2013 affected by the weaker dollar compared to the Mexican peso, partly offset by a stronger dollar compared to the Colombian peso and Egyptian pound.

        Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three months ended March 31, 2014 would result in an approximate change to revenue of $2.1 million. There have been no material quantitative changes in market risk exposures since December 31, 2013.

Interest Rate Risk

        We are exposed to interest rate risk through borrowings under our June 21, 2012 amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on ILG's leverage ratio. As of March 31, 2014, the applicable margin was 1.50% per annum for LIBOR revolving loans and 0.50% per annum for Base Rate loans. During the first quarter of 2014, we had at least $248 million outstanding under our revolving credit facility; a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.4 million for the current quarter. While we currently do not hedge our interest rate exposure, this risk is somewhat mitigated by variable interest rates earned on our cash balances.

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

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

        Not applicable

Item 1A.    Risk Factors

        See Part I, Item IA., "Risk Factors," of ILG's 2013 Annual Report on Form 10-K, for a detailed discussion of the risk factors affecting ILG. There have been no material changes from the risk factors described in the Annual Report except as follows:

Our previously announced transaction may not be consummated

        We recently announced that we entered into an agreement to purchase the Hyatt Residential Group business. This agreement is subject to customary closing conditions and may be terminated in certain circumstances. The occurrence of any event, change, or circumstance that could give rise to the termination of the purchase agreement (including the failure to satisfy conditions to completion) could cause the transaction not to close. This could adversely affect our stock price and future results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  Unregistered Sale of Securities.    None

  (b)
  Use of Proceeds.    Not applicable

  (c)
  Purchases of Equity Securities by the Issuer and Affiliated Purchasers:    The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended March 31, 2014 by or on behalf of ILG or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs(1)
January 2014	—	—	1,697,360	$4,120,479
February 2014	—	—	1,697,360	$4,120,479
March 2014	—	—	1,697,360	$4,120,479

(1)
On August 4, 2011, we announced that our Board of Directors had authorized the repurchase of up to $25 million of our common stock. There is no time restriction on this authorization and repurchases may be made in the open-market or through privately negotiated transactions.

Items 3-5.    Not applicable.

Item 6.    Exhibits

Exhibit Number		Description	Location
3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.

3.2		Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG's Quarterly Report on Form 10-Q, filed on August 11, 2009.

3.3		Third Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on December 14, 2011.

10.1	†	Form of Terms and Conditions of Annual Restricted Stock Unit Awards (2013 Plan)*

10.2	†	Form of Terms and Conditions of EBITDA Performance Restricted Stock Unit Awards (2013 Plan)*

10.3	†	Form of Terms and Conditions of TSR Performance Restricted Stock Unit Awards (2013 Plan)*

31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit Number		Description	Location
32.3	††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

†
Filed herewith.

††
Furnished herewith.

*
Reflects management contracts and management and director compensatory plans.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2014

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
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF EQUITY (In thousands, except share data) (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2014 (Unaudited)
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