Form 10-Q
period 2014-06-30
Interval Leisure Group, Inc.
filed 2014-08-06
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on August 6, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

        As of August 1, 2014, 57,094,866 shares of the registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$143,528	$124,983	$300,569	$259,864
Cost of sales (exclusive of depreciation and amortization shown separately below)	59,761	43,421	123,611	89,797

Gross profit	83,767	81,562	176,958	170,067
Selling and marketing expense	13,808	14,272	28,378	28,007
General and administrative expense	31,251	28,227	62,688	54,532
Amortization expense of intangibles	2,895	1,896	5,861	3,908
Depreciation expense	3,876	3,696	7,669	7,360

Operating income	31,937	33,471	72,362	76,260
Other income (expense):
Interest income	55	72	99	223
Interest expense	(1,628)	(1,611)	(2,952)	(3,264)
Other income (expense), net	(280)	1,479	(416)	959

Total other expense, net	(1,853)	(60)	(3,269)	(2,082)

Earnings before income taxes and noncontrolling interests	30,084	33,411	69,093	74,178
Income tax provision	(10,690)	(12,841)	(25,005)	(28,598)

Net income	19,394	20,570	44,088	45,580
Net income attributable to noncontrolling interests	(1,034)	—	(2,013)	(6)

Net income attributable to common stockholders	$18,360	$20,570	$42,075	$45,574

Earnings per share attributable to common stockholders:
Basic	$0.32	$0.36	$0.73	$0.80
Diluted	$0.32	$0.36	$0.72	$0.79
Weighted average number of shares of common stock outstanding:
Basic	57,669	57,315	57,587	57,121
Diluted	58,169	57,795	58,123	57,615
Dividends declared per share of common stock	$0.11	$0.11	$0.22	$0.11

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$19,394	$20,570	$44,088	$45,580
Other comprehensive income, net of tax:
Foreign currency translation adjustments	778	(1,417)	1,445	(3,190)

Total comprehensive income, net of tax	20,172	19,153	45,533	42,390

Less: Net income attributable to noncontrolling interests, net of tax	(1,034)	—	(2,013)	(6)
Less: Other comprehensive income attributable to noncontrolling interest	(157)	—	(420)	—

Total comprehensive income attributable to noncontrolling interests	(1,191)	—	(2,433)	(6)

Total comprehensive income attributable to common stockholders	$18,981	$19,153	$43,100	$42,384

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$74,610	$48,462
Restricted cash and cash equivalents	7,676	7,421
Accounts receivable, net of allowance of $285 and $290, respectively	48,776	39,819
Deferred income taxes	16,453	17,714
Deferred membership costs	9,152	9,828
Prepaid income taxes	13,809	11,211
Prepaid expenses and other current assets	24,440	24,107

Total current assets	194,916	158,562
Property and equipment, net	61,089	59,556
Goodwill	541,112	540,839
Intangible assets, net	221,553	225,864
Deferred membership costs	11,452	10,741
Deferred income taxes	3,873	3,820
Other non-current assets	26,923	25,237

TOTAL ASSETS	$1,060,918	$1,024,619

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$11,807	$13,793
Deferred revenue	102,473	92,503
Accrued compensation and benefits	23,483	23,214
Member deposits	8,925	8,977
Accrued expenses and other current liabilities	52,700	51,071

Total current liabilities	199,388	189,558
Long-term debt	268,000	253,000
Other long-term liabilities	4,013	14,156
Deferred revenue	100,038	100,494
Deferred income taxes	89,573	90,452

Total liabilities	661,012	647,660

Redeemable noncontrolling interest	444	426
Commitments and contingencies
EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $0.01 par value; issued 59,458,190 and 59,124,834 shares, respectively	595	591
Treasury stock—2,341,222 and 1,697,360 shares at cost, respectively	(34,542)	(20,913)
Additional paid-in capital	195,540	191,106
Retained earnings	212,009	182,935
Accumulated other comprehensive loss	(8,869)	(9,894)

Total ILG stockholders' equity	364,733	343,825
Noncontrolling interest	34,729	32,708

Total equity	399,462	376,533

TOTAL LIABILITIES AND EQUITY	$1,060,918	$1,024,619

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

(Unaudited)

				Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
	Total Equity	Noncontrolling Interest	Total ILG Stockholders' Equity					Additional Paid-in Capital	Retained Earnings
				Amount	Shares	Amount	Shares
Balance as of December 31, 2013	$376,533	$32,708	$343,825	$591	59,124,834	$(20,913)	1,697,360	$191,106	$182,935	$(9,894)
Net income	44,070	1,995	42,075	—	—	—	—		42,075	—
Other comprehensive income, net of tax	1,445	420	1,025	—	—	—	—	—	—	1,025
Non-cash compensation expense	5,480	—	5,480	—	—	—	—	5,480	—	—
Adjustment to noncontrolling interest from acquisition	(394)	(394)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	310	—	310	—	14,073	—	—	310	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(3,936)	—	(3,936)	4	319,283	—	—	(3,940)	—	—
Change in excess tax benefits from stock-based awards	1,890	—	1,890	—	—	—	—	1,890	—	—
Deferred stock compensation expense	374	—	374	—	—	—	—	374	—	—
Dividends declared on common stock	(12,681)	—	(12,681)	—	—	—	—	320	(13,001)	—
Repurchases of common stock	(13,629)	—	(13,629)	—	—	(13,629)	643,862			—

Balance as of June 30, 2014	$399,462	$34,729	$364,733	$595	59,458,190	$(34,542)	2,341,222	$195,540	$212,009	$(8,869)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$44,088	$45,580
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	5,861	3,908
Amortization of debt issuance costs	407	391
Depreciation expense	7,669	7,360
Non-cash compensation expense	5,480	5,144
Non-cash interest expense	7	170
Deferred income taxes	310	(1,427)
Excess tax benefits from stock-based awards	(1,908)	(2,598)
Loss on disposal of property and equipment	10	163
Change in fair value of contingent consideration	(1,606)	337
Changes in operating assets and liabilities:
Accounts receivable	(6,416)	(13,225)
Prepaid expenses and other current assets	(418)	5,256
Prepaid income taxes and income taxes payable	(1,586)	4,153
Accounts payable and other current liabilities	5,725	(226)
Payment of contingent consideration	(1,184)	—
Deferred revenue	9,133	5,146
Other, net	(9,916)	1,127

Net cash provided by operating activities	55,656	61,259

Cash flows from investing activities:
Capital expenditures	(9,146)	(6,592)
Investment in financing receivables	(750)	—
Payments received on financing receivables	—	9,876
Proceeds from disposal of property and equipment	(7)	7

Net cash provided by (used in) investing activities	(9,903)	3,291

Cash flows from financing activities:
Borrowings on revolving credit facility	30,000	—
Payments on revolving credit facility	(15,000)	(45,000)
Payments of debt issuance costs	(1,711)	—
Payments of contingent consideration	(7,272)	—
Repurchases of common stock	(10,999)	—
Dividend payments	(12,681)	(6,304)
Withholding taxes on vesting of restricted stock units	(3,972)	(4,466)
Proceeds from the exercise of stock options	310	377
Excess tax benefits from stock-based awards	1,908	2,598

Net cash used in financing activities	(19,417)	(52,795)

Effect of exchange rate changes on cash and cash equivalents	(188)	(3,918)

Net increase in cash and cash equivalents	26,148	7,837
Cash and cash equivalents at beginning of period	48,462	101,162

Cash and cash equivalents at end of period	$74,610	$108,999

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,386	$2,819
Income taxes, net of refunds	$26,281	$25,872

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

        In May 2014, we entered into an Equity Interest Purchase Agreement with Hyatt Corporation to acquire the Hyatt Residential Group business, including its capital contribution associated with its interest in a joint venture related to a 131-unit vacation ownership property in Maui. In connection with this transaction we will enter into an exclusive master license agreement and become Hyatt's exclusive licensee in vacation ownership. The closing of this transaction is subject to obtaining specified consents, in addition to other customary closing conditions, and the Equity Interest Purchase Agreement may be terminated in certain circumstances, including, among others, if the transaction does not close by December 31, 2014.

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

JUNE 30, 2014

(Unaudited)

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2013 Annual Report on Form 10-K. Below we have included expanded descriptions of two of our significant accounting policies: our policy for accounting for business combinations to incorporate our process for determining the useful lives of identifiable intangible assets recognized separately from goodwill and a discussion which adds additional specificity to our policy on determining our allowance for doubtful accounts. Apart from these updates, there have been no significant changes in our significant accounting policies for the six months ended June 30, 2014.

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

        Additionally, as part of our accounting for business combinations we are required to determine the useful lives of identifiable intangible assets recognized separately from goodwill. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the acquired business. An intangible asset with a finite useful life shall be amortized; an intangible asset with an indefinite useful life shall not be amortized. We base the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimate of the useful life of an intangible asset on an analysis of all pertinent factors, in particular, all of the following factors with no one factor being more presumptive than the other:

  •
  The expected use of the asset.

  •
  The expected useful life of another asset or a group of assets to which the useful life of the intangible asset may relate.

  •
  Any legal, regulatory, or contractual provisions that may limit the useful life.

  •
  Our own historical experience in renewing or extending similar arrangements, consistent with our intended use of the asset, regardless of whether those arrangements have explicit renewal or extension provisions.

  •
  The effects of obsolescence, demand, competition, and other economic factors.

  •
  The level of maintenance expenditures required to obtain the expected future cash flows from the asset.

        If no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset to the reporting entity, the useful life of the asset shall be considered to be indefinite. The term indefinite does not mean the same as infinite or indeterminate. The useful life of an intangible asset is indefinite if that life extends beyond the foreseeable horizon—that is, there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the acquired business.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

        Accounts receivable are stated at amounts due from customers, principally resort developers, members and managed properties, net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. ILG determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, ILG's previous loss history, our judgment as to the specific customer's current ability to pay its obligation to ILG and the condition of the general economy. More specifically, ILG's policy for determining its allowance for doubtful accounts consists of both general and specific reserves. The general reserve methodology is distinct for each ILG business based on its historical collection experience and past practice. Predominantly, receivables greater than 120 days past due are applied a general reserve factor, while receivables 180 days or more past due are fully reserved. The determination of when to apply a specific reserve requires judgment and is directly related to the particular customer collection issue identified, such as known liquidity constraints, insolvency concerns or litigation.

        The allowance for bad debt is included within general and administrative expense within our consolidated statements of income. ILG writes off accounts receivable when they become uncollectible once we have exhausted all reasonable means of collection.

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

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

upon the assumed exercise of common stock options and the vesting of restricted stock units ("RSUs") using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 0.8 million stock options for the three and six months ended June 30, 2014, respectively, and 0.9 million and 0.8 million stock options and RSUs for the three and six months ended June 30, 2013, respectively, as the effect of their inclusion would have been antidilutive to earnings per share.

        In connection with the spin-off, stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. As of June 30, 2014 and 2013, 0.8 million and 0.9 million, respectively, of stock options remained outstanding.

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic weighted average shares of common stock outstanding	57,669	57,315	57,587	57,121
Net effect of common stock equivalents assumed to be vested related to RSUs	497	475	530	486
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	3	5	6	8

Diluted weighted average shares of common stock outstanding	58,169	57,795	58,123	57,615

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

        In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period ("ASU 2014-12"). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under ASU 2014-12. The ASU is effective for fiscal years beginning after December 15, 2015 (and interim periods within that period), with early adoption permitted. In addition,

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

all entities will have the option of applying the guidance either prospectively (i.e. only to awards granted or modified on or after the effective date of the issue) or retrospectively. Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented (i.e., the earliest presented comparative period). We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The FASB and the International Accounting Standards Board ("IASB") initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (i) remove inconsistencies and weaknesses in revenue requirements; (ii) provide a more robust framework for addressing revenue issues; (iii) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (iv) provide more useful information to users of financial statements through improved disclosure requirements; and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB amended the FASB Accounting Standards Codification ("Codification") and created a new Topic 606, Revenue from Contracts with Customers. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry specific guidance throughout the Industry Topics of the Codification. Additionally, ASU 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The ASU is effective for fiscal years beginning after December 15, 2016 (and interim periods within that period); early adoption is not permitted. Given the complexities of this new standard, we are unable to determine, at this time, whether adoption of this standard will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In April 2014, the FASB ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)" ("ASU 2014-08"). The amendments in ASU 2014-08 change the requirements for reporting and disclosing discontinued operations. Among other items, this new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and "represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results." The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The ASU is effective for fiscal years beginning after December 15, 2014 (and interim periods within those fiscal years), with early adoption permitted. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

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

JUNE 30, 2014

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        As of October 1, 2013, we reviewed the carrying value of goodwill and other intangible assets of each of our two reporting units. Goodwill assigned to the Membership and Exchange and Management and Rental reporting units as of that date was $483.5 million and $22.3 million, respectively. We elected to bypass the qualitative assessment for the 2013 annual test and performed the first step of the impairment test on both our reporting units. Following the impairment test, we concluded that each reporting unit's fair value exceeded its carrying value and, therefore, the second step of the impairment test was not necessary. As of June 30, 2014, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on October 1, 2013.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill as of June 30, 2014 and December 31, 2013 (in thousands):

	Balance as of January 1, 2014	Additions	Deductions	Foreign Currency Translation	Goodwill Impairment	Balance as of June 30, 2014
Membership and Exchange	$483,462	$—	$—	$—	$—	$483,462
Management and Rental	57,377	—	—	273	—	57,650

Total	$540,839	$—	$—	$273	$—	$541,112

	Balance as of January 1, 2013	Additions	Deductions	Foreign Currency Translation	Goodwill Impairment	Balance as of December 31, 2013
Membership and Exchange	$483,462	$—	$—	$—	$—	$483,462
Management and Rental	22,312	34,533	—	532	—	57,377

Total	$505,774	$34,533	$—	$532	$—	$540,839

Other Intangible Assets

        The balance of other intangible assets, net as of June 30, 2014 and December 31, 2013 is as follows (in thousands):

	June 30, 2014	December 31, 2013
Intangible assets with indefinite lives	$138,016	$136,713
Intangible assets with definite lives, net	83,537	89,151

Total intangible assets, net	$221,553	$225,864

        The $1.3 million change in our indefinite-lived intangible assets during the six months ended June 30, 2014 reflects the associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        At June 30, 2014 and December 31, 2013, intangible assets with indefinite lives relate to the following (in thousands):

	June 30, 2014	December 31, 2013
Resort management contracts	$94,100	$92,797
Trade names and trademarks	43,916	43,916

Total	$138,016	$136,713

        At June 30, 2014, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Purchase agreements	$75,879	$(75,204)	$675
Resort management contracts	108,429	(32,126)	76,303
Other	21,843	(15,284)	6,559

Total	$206,151	$(122,614)	$83,537

        At December 31, 2013, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Purchase agreements	$75,879	$(74,967)	$912
Resort management contracts	108,202	(27,518)	80,684
Other	21,817	(14,262)	7,555

Total	$205,898	$(116,747)	$89,151

        Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $2.9 million and $1.9 million for the three months ended June 30, 2014 and 2013, respectively, and $5.9 million and $3.9 million for the six months ended June 30, 2014 and 2013, respectively. Based on June 30, 2014 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in thousands):

Twelve month period ending June 30,
2015	$11,469
2016	10,769
2017	9,311
2018	8,317
2019	7,681
2020 and thereafter	35,990

$83,537

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	June 30, 2014	December 31, 2013
Computer equipment	$20,630	$20,084
Capitalized software	88,654	84,067
Land, buildings and leasehold improvements	29,470	28,905
Furniture and other equipment	15,596	14,830
Projects in progress	10,349	8,296

	164,699	156,182
Less: accumulated depreciation and amortization	(103,610)	(96,626)

Total property and equipment, net	$61,089	$59,556

NOTE 5—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	June 30, 2014	December 31, 2013
Revolving credit facility (interest rate of 1.66% at June 30, 2014 and 1.67% at December 31, 2013)	$268,000	$253,000

Total long-term debt	$268,000	$253,000

Credit Facility

        In April 2014, we entered into the first amendment to the June 21, 2012 amended and restated credit agreement (collectively, the "Amended Credit Agreement") which increases the revolving credit facility from $500 million to $600 million, extends the maturity of the credit facility to April 8, 2019 and provides for certain other amendments to covenants. The terms related to interest rates and commitment fees remain unchanged. As of June 30, 2014, there was $268 million outstanding on the revolving credit facility. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the Amended Credit Agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on our leverage ratio. As of June 30, 2014, the applicable margin was 1.50% per annum for LIBOR revolving loans and 0.50% per annum for Base Rate loans. The Amended Credit Agreement has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% per annum based on our leverage ratio and as of June 30, 2014 the commitment fee was 0.275%. Interest expense for each of the three months ended June 30, 2014 and 2013 was $1.6 million, respectively, and for the six months ended June 30, 2014 and 2013 was $3.0 million and $3.3 million, respectively.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

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

        The Amended Credit Agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Amended Credit Agreement. Additionally, we are required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement. Currently, the maximum consolidated leverage ratio is 3.5x and the minimum consolidated interest coverage ratio is 3.0x. As of June 30, 2014, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 1.43 and 33.08, respectively.

Debt Issuance Costs

        In connection with entering into the Amended Credit Agreement in June 2012, we incurred $3.9 million of lender and third-party debt issuance costs and wrote-off the remaining unamortized balance of $0.6 million relating to the original revolving credit and term loan facilities. In connection with entering into the first amendment in April 2014, we carried over $2.5 million of unamortized debt issuance costs pertaining to our June 2012 Amended Credit Agreement and incurred and deferred an additional $1.7 million of debt issuance costs. As of June 30, 2014, total unamortized debt issuance costs were $4.1 million, net of $1.6 million of accumulated amortization. As of December 31, 2013, total debt issuance costs on outstanding debt were $2.7 million, net of $1.2 million of accumulated amortization. Unamortized debt issuance costs are included in "Other non-current assets" in our consolidated balance sheets and are amortized to "Interest expense" on a straight-line basis through the maturity date of the Amended Credit Agreement.

NOTE 6—FAIR VALUE MEASUREMENTS

        In accordance with ASC Topic 820, "Fair Value Measurement," ("ASC 820") the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

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

Fair Value of Financial Instruments

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the three and six months ended June 30, 2014. Our financial instruments include guarantees, letters of credit and surety bonds.

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$74,610	$74,610	$48,462	$48,462
Restricted cash and cash equivalents	7,676	7,676	7,421	7,421
Long-term debt	(268,000)	(268,000)	(253,000)	(253,000)
Guarantees, surety bonds and letters of credit	N/A	(22,950)	N/A	(28,525)

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

        The carrying value of the outstanding balance under our revolving credit facility approximates fair value as of June 30, 2014 and December 31, 2013 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

Fair Value of Contingent Consideration

        In connection with the VRI Europe transaction, we have an obligation to transfer additional consideration in the form of cash, resulting in incremental noncontrolling interest value in VRI Europe, based on final results of the acquired business for the twelve months ended December 31, 2013. During the second quarter of 2014, the parties reached final agreement resulting in a downward adjustment to the amount of contingent consideration by approximately $1.3 million, net of noncontrolling interest, which was recognized in earnings during the quarter. The final agreed upon liability of $6.5 million was settled in full during the quarter.

        Additionally, in connection with our fourth quarter 2013 acquisitions, certain amounts related to the purchase consideration paid at closing were deposited into escrow to be held subject to specified future events which could occur over a period ranging from the respective acquisition dates up to 36 months thereafter, as applicable. Pursuant to ASC 805, we consider these escrowed funds to be contingent consideration whereby their release from escrow is subject to future performance. During the second quarter of 2014, the performance related to these escrowed funds was completed and consequently, the escrowed funds were released to the respective third parties and our contingent consideration liability (and corresponding asset representing the prepayment into escrow) were relieved on our consolidated balance sheet as of June 30, 2014.

NOTE 7—EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At June 30, 2014, there were 59.5 million shares of ILG common stock issued, of which 57.2 million are outstanding with 2.3 million shares held as treasury stock. At December 31, 2013, there were 59.1 million shares of ILG common stock issued, of which 57.4 million were outstanding with 1.7 million shares held as treasury stock.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of June 30, 2014 and December 31, 2013. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

Dividends Declared

        In February and May 2014, our Board of Directors declared quarterly dividend payments of $0.11 per share to shareholders of record on March 13, 2014 and June 4, 2014, respectively. In each of March and June 2014, a cash dividend of $6.3 million was paid.

        In August 2014, our Board of Directors declared a $0.11 per share dividend payable September 17, 2014 to shareholders of record on September 3, 2014.

Stockholder Rights Plan

        In June 2009, ILG's Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a stockholders rights plan and declared a dividend of one right for each

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 7—EQUITY (Continued)

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

Share Repurchase Program

        Effective August 3, 2011 and June 4, 2014, ILG's Board of Directors authorized a share repurchase program for up to $25.0 million and $20.0 million, respectively, excluding commissions, of our outstanding common stock. Acquired shares of our common stock are held as treasury shares carried at cost on our consolidated financial statements. Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

        During the six months ended June 30, 2014, we repurchased 0.2 million shares of common stock for $4.1 million, including commissions, under the August 2011 repurchase program, and 0.4 million shares of common stock for $9.5 million, including commissions, under the June 2014 repurchase program. As of June 30, 2014, the remaining availability for future repurchases of our common stock was $10.5 million.

Accumulated Other Comprehensive Loss

        Pursuant to final guidance issued by the FASB in February of 2013, entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL for ILG, including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the six months ended June 30, 2014, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments as disclosed in our accompanying consolidated statements of comprehensive income.

Noncontrolling Interest and Redeemable Noncontrolling Interest

Noncontrolling Interest

        In connection with the VRI Europe transaction on November 4, 2013, CLC was issued a noncontrolling interest in VRI Europe valued at 24.5% of the business, which was determined based on the purchase price paid by ILG for its 75.5% ownership interest as of the acquisition date. As of

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 7—EQUITY (Continued)

June 30, 2014 and December 31, 2013, this noncontrolling interest amounts to $34.7 million and $32.7 million, respectively, and is presented on our consolidated balance sheets as a component of equity. The change from December 31, 2013 to June 30, 2014 relates to the recognition of the noncontrolling interest holder's proportional share of VRI Europe's earnings, the translation effect on the foreign currency based amount, and a $0.4 million adjustment related to contingent consideration as discussed in Note 6 to the consolidated financial statements.

        The parties have agreed not to transfer their interests in VRI Europe or CLC's related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG's VRI Europe shares in connection with a sale of the entire CLC resort business subject to minimum returns and a preemptive right by ILG. As of June 30, 2014, there have been no changes in ILG's ownership interest percentage in VRI Europe.

        Additionally, in connection with this arrangement, ILG and CLC entered into a loan agreement whereby ILG has made available to CLC a convertible secured loan facility of $15.1 million that matures five years subsequent to the funding date with interest payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion, which would allow for settlement of the loan in CLC's shares of VRI Europe for contractually determined equivalent value. The funding of this loan is subject to certain conditions precedent that have not been met as of June 30, 2014.

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

JUNE 30, 2014

(Unaudited)

NOTE 7—EQUITY (Continued)

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

        As of June 30, 2014, the estimated redemption value of this redeemable interest is lower than the current carrying value on our consolidated balance sheet. Consequently, pursuant to the applicable accounting guidance, no adjustment to the balance of this noncontrolling interest was recorded for the six months ended June 30, 2014.

        The balance of redeemable noncontrolling interest as of June 30, 2014 and 2013 was $0.4 million. Changes during the periods then ended are as follows (in thousands):

	June 30,
	2014	2013
Balance, beginning of period	$444	$432
Net income attributable to redeemable noncontrolling interest	—	(1)

Balance, end of period	$444	$431

NOTE 8—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to Internal Revenue Service ("IRS") restrictions. Matching contributions for the ILG plan were approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, matching contributions for the ILG plan were approximately $0.4 million and $0.8 million, respectively. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        During the three and six months ended June 30, 2014 and 2013, we also had or participated in various benefit plans, principally defined contribution plans, for non-U.S. employees. Our contributions for these plans were approximately $0.1 million in each of the three and six months ended June 30, 2014 and 2013.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 8—BENEFIT PLANS (Continued)

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 44,233 share units were outstanding at June 30, 2014. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        Under the ILG 2013 Stock and Incentive Compensation Plan, the maximum aggregate number of shares of common stock reserved for issuance as of adoption is 4.1 million shares, less one share for every share granted under any prior plan after December 31, 2012. As of June 30, 2014, ILG has 3.0 million shares available for future issuance under the 2013 Stock and Incentive Compensation Plan.

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

        Non-cash compensation expense related to RSUs for each of the three months ended June 30, 2014 and 2013 was $2.6 million. For the six months ended June 30, 2014 and 2013, non-cash compensation expense related to RSUs was $5.5 million and $5.1 million, respectively. At June 30, 2014, there was approximately $20.2 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 2.0 years.

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

JUNE 30, 2014

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of sales	$173	$164	$383	$358
Selling and marketing expense	334	292	697	614
General and administrative expense	2,126	2,131	4,400	4,172

Non-cash compensation expense	$2,633	$2,587	$5,480	$5,144

        The following table summarizes RSU activity during the six months ended June 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1, 2014	1,495	$17.33
Granted	440	26.79
Vested	(465)	16.26
Forfeited	(12)	19.31

Non-vested RSUs at June 30, 2014	1,458	$20.50

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

JUNE 30, 2014

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

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

        For the three and six months ended June 30, 2014, ILG recorded an income tax provision for continuing operations of $10.7 million and $25.0 million, respectively, which represents effective tax rates of 35.5% and 36.2% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. During the three and six months ended June 30, 2014, the effective tax rate decreased due to the shift in the projections of the proportion of income earned and taxed between the various jurisdictions and the decrease during the first quarter of 2014 in unrecognized tax benefits associated with the expiration of the statute of limitations related to foreign taxes, partially offset by the net increase during the first quarter of 2014 in income taxes associated with the effect of changes in tax laws in certain states and other income tax items.

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

        As of June 30, 2014 and December 31, 2013, ILG had unrecognized tax benefits of $0.4 million and $0.5 million, respectively, which if recognized, would favorably affect the effective tax rate. There were no material increases or decreases in unrecognized tax benefits for the three months ended June 30, 2014. During the six months ended June 30, 2014, the unrecognized tax benefits decreased by approximately $0.1 million related to the decrease in unrecognized tax benefits as a result of the expiration of the statute of limitations related to foreign taxes.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and six months ended June 30, 2014. During the six months ended June 30, 2014, interest and penalties decreased by approximately $0.1 million during the first quarter of 2014 as a result of the expiration of the statute of limitations related to foreign taxes. As of June 30, 2014, ILG had accrued $0.3 million for interest and penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.2 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to foreign taxes and other tax credits. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

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

        The IRS has completed its review of IAC's consolidated tax returns for the years ended December 31, 2001 through 2009, which includes our operations from September 24, 2002, our date of acquisition by IAC, until the spin-off in August 2008. On August 28, 2013, the Joint Committee of Taxation completed its review and approved the audit settlement. The statute of limitations for the years 2001 through 2009 expired on July 1, 2014. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2006. As of June 30, 2014, no other open tax years are under examination by the IRS or any material state and local jurisdictions; however, during the third quarter of 2014, ILG was notified by the IRS that the federal consolidated tax return for the year ended December 31, 2012 will be examined.

        During 2013, the U.K. Finance Act of 2013 was enacted, which further reduced the U.K. corporate income tax rate to 21%, effective April 1, 2014 and 20%, effective April 1, 2015. The impact of the U.K. rate reduction to 21% and 20%, which reduced our U.K. net deferred tax asset and increased income tax expense, was reflected in the reporting period when the law was enacted. The change in the corporate tax rate initially negatively impacted income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreased; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

NOTE 11—SEGMENT INFORMATION

        Pursuant to FASB guidance as codified in ASC 280, an operating segment is a component of a public entity (1) that engages in business activities that may earn revenues and incur expenses; (2) for which operating results are regularly reviewed by the entity's chief operating decision maker to make decisions about resources to be allocated to the segments and assess its performance; and (3) for which discrete financial information is available. We also considered how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered. ILG consists of two operating segments which are also reportable segments. Membership and Exchange offers leisure and travel-related products and services to owners of vacation interests and others mostly through various membership programs, as well as related services to resort developer clients. Management and Rental provides hotel, condominium resort, timeshare resort and homeowners' association management, and vacation rental services to both vacation property owners and vacationers.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Membership and Exchange
Revenue	$86,940	$95,517	$182,285	$197,612
Cost of sales	21,006	22,780	44,975	48,237

Gross profit	65,934	72,737	137,310	149,375
Selling and marketing expense	12,791	13,229	26,131	26,054
General and administrative expense	23,355	22,208	45,795	42,693
Amortization expense of intangibles	334	337	668	674
Depreciation expense	3,411	3,367	6,746	6,686

Segment operating income	$26,043	$33,596	$57,970	$73,268

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Management and Rental
Management fee revenue	$32,364	$14,172	$68,955	$31,617
Pass-through revenue	24,224	15,294	49,329	30,635

Total revenue	56,588	29,466	118,284	62,252
Cost of sales	38,755	20,641	78,636	41,560

Gross profit	17,833	8,825	39,648	20,692
Selling and marketing expense	1,017	1,043	2,247	1,953
General and administrative expense	7,896	6,019	16,893	11,839
Amortization expense of intangibles	2,561	1,559	5,193	3,234
Depreciation expense	465	329	923	674

Segment operating income (loss)	$5,894	$(125)	$14,392	$2,992

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated
Revenue	$143,528	$124,983	$300,569	$259,864
Cost of sales	59,761	43,421	123,611	89,797

Gross profit	83,767	81,562	176,958	170,067
Direct segment operating expenses	51,830	48,091	104,596	93,807

Operating income	$31,937	$33,471	$72,362	$76,260

        Selected financial information by reporting segment is presented below (in thousands):

	June 30, 2014	December 31, 2013
Total Assets:
Membership and Exchange	$770,055	$732,161
Management and Rental	290,863	292,458

Total	$1,060,918	$1,024,619

Geographic Information

        We conduct operations through offices in the U.S. and 16 other countries. For the six months ended June 30, 2014 and 2013 revenue is sourced from over 100 countries worldwide. Other than the United States and Europe, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the three and six months ended June 30, 2013 and 2012.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

        Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
United States	$110,528	$103,127	$232,228	$212,470
Europe	17,465	6,869	36,708	13,079
All other countries(a)	15,535	14,987	31,633	34,315

Total	$143,528	$124,983	$300,569	$259,864

(a)
Includes countries within the following continents: Africa, Asia, Australia, North America and South America.

	June 30, 2014	December 31, 2013
Long-lived assets (excluding goodwill and other intangible assets):
United States	$54,814	$53,056
Europe	5,693	5,812
All other countries	582	688

Total	$61,089	$59,556

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

        Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. At June 30, 2014, guarantees, surety bonds and letters of credit totaled $23.0 million, with the highest annual amount of $13.1 million occurring in year

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2014

(Unaudited)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

one. The total includes maximum exposure under guarantees of $20.4 million, which primarily relates to the Management and Rental segment's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the segment's management activities, entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

        In addition, certain of the Management and Rental segment's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of June 30, 2014, future amounts are not expected to be significant, individually or in the aggregate. Certain of our Management and Rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of June 30, 2014, amounts pending reimbursements are not significant.

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

        As of June 30, 2014 and December 31, 2013, ILG had an accrual of $2.4 million and $2.9 million, respectively, representing the net exposure of any VAT reclaim refund receivable and accrued VAT liabilities related to this matter. The net change in the accrual primarily relates to a decrease in the change in estimate primarily to update the periods for which the accrued VAT liabilities are due, as well as the effect of foreign currency remeasurements. The change in estimate resulted in favorable adjustments to our consolidated statements of income for the three and six months ended June 30, 2014.

        Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities may range from $2.4 million up to approximately $3.3 million based on quarter-end exchange rates. ILG believes that the $2.4 million accrual at June 30, 2014 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

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

GENERAL

        The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three and six months ended June 30, 2014. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this report as well as our 2013 Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). This discussion includes the following sections:

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

Membership and Exchange Services

        Interval, the principal business comprising our Membership and Exchange segment, has been a leader in the membership and exchange services industry since its founding in 1976. As of June 30, 2014, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

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

        As of June 30, 2014, the businesses that comprise our Management and Rental segment provided various management and rental services to travelers and owners at more than 225 vacation properties, resorts and club locations.

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

International Revenue

        International revenue increased in the three and six months ended June 30, 2014 by 31.5% and 24.7%, respectively, compared to the same periods in 2013. As a percentage of our total revenue, international revenue increased in the three and six months ended June 30, 2014 to 23.0% and 22.7%, respectively, from 17.5% and 18.2% compared to the same periods in 2013. The increase in international revenue as a percentage of total revenue in 2014 is attributable to revenue from our VRI Europe joint venture established in November 2013.

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

        Our 2014 results to-date continue to be negatively affected by a shift in the percentage mix of our membership base from traditional, direct renewal members to corporate members, a tightening in the availability of exchange and Getaway inventory and, to a lesser extent, during the first quarter of 2014, severe weather throughout much of the United States which limited demand to certain destinations with availability. In addition, we secured multi-year renewals with several large developer clients that account for approximately two-thirds of the Interval Network corporate members; however, the terms associated with these renewals have resulted in reduced profitability. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate; however, these members tend to have a lower propensity to transact with us. Membership mix as of June 30, 2014 included 59.3% traditional and 40.7% corporate members, compared to 60.5% and 39.5%, respectively, as of June 30, 2013. Consequently, where possible, we structure our corporate membership arrangements to include reservation servicing and/or other revenue streams to mitigate the anticipated lower transaction propensity.

Management and Rental

        Our Management and Rental segment results are susceptible to variations in economic conditions, particularly in its largest market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii increased 1.2% and 0.5% for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. Aston's occupancy in Hawaii for the three and six months ended June 30, 2014 declined from last year, which led to lower revenue per available room for the quarter but was offset by higher average daily rate in the year-to-date-period when compared to 2013. For comparative purposes, Aqua has been excluded from this analysis

        As of the latest forecast (May 2014), the Hawaii Department of Business, Economic Development and Tourism forecasts increases of 0.7% in visitors to Hawaii and 2.3% in visitor expenditures in 2014 over 2013.

        During the second quarter of 2014, we advanced with our restructuring plan of consolidating TPI and VRI's corporate office into one building. As part of this initiative, we incurred approximately $1.0 million in restructuring expense during the quarter, which is included in general and administrative expense within our consolidated statements of income, mainly resulting from estimated costs of exiting contractual commitments. As of June 30, 2014, approximately $0.9 million is accrued within accrued expenses and other current liabilities on our consolidated balance sheet pertaining to these restructuring costs.

Business Acquisitions

        During the fourth quarter of 2013, we purchased the European shared ownership resort management business of CLC and all of the equity of Aqua, a Hawaii-based hotel and resort management company. These acquisitions were not individually significant; however, the year-over-year comparability for the three and six months ended June 30, 2014 was affected as further discussed in our Results of Operations section.

Outlook

        The vacation ownership industry remains in a period of transition that resulted in the bankruptcy, restructuring and consolidation of developers as well as continued modifications to their business models. We expect additional consolidation and reorganizations within the industry leading to increased competition in our membership and exchange business and reduced availability of exchange and Getaway inventory. Also, we anticipate reduced profitability related to the several large corporate renewals discussed above to unfavorably impact year-over-year comparability for the remainder of 2014.

        For the Management and Rental segment, we expect year-over-year RevPAR to hold steady as the tourism recovery of its largest market, Hawaii, moderates. Additionally, airlift into the island chain remains a positive factor bolstering the Hawaiian tourism economy; however, increases in the cost of a Hawaiian vacation may continue to negatively impact visitor arrivals and temper growth.

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

RESULTS OF OPERATIONS

Revenue

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$47,315	(5.7)%	$50,174
Membership fee revenue	31,602	(14.2)%	36,819
Ancillary member revenue	1,709	(5.6)%	1,811

Total member revenue	80,626	(9.2)%	88,804
Other revenue	6,314	(5.9)%	6,713

Total Membership and Exchange revenue	86,940	(9.0)%	95,517

Management and Rental
Management fee and rental revenue	32,364	128.4%	14,172
Pass-through revenue	24,224	58.4%	15,294

Total Management and Rental revenue	56,588	92.0%	29,466

Total revenue	$143,528	14.8%	$124,983

        Revenue for the three months ended June 30, 2014 increased $18.5 million, or 14.8%, from the comparable period in 2013. Management and Rental segment revenue increased $27.1 million, or 92.0%, in the quarter compared to 2013, while Membership and Exchange segment revenue decreased $8.6 million, or 9.0%, year-over-year.

Membership and Exchange

        Membership and Exchange revenue decreased $8.6 million, or 9.0%, in the second quarter of 2014 compared to 2013. Of this decrease, $4.1 million represents the correction of an immaterial prior period net understatement recorded in the second quarter of 2013. Excluding the impact of this prior period item, Membership and Exchange revenue decreased $4.5 million, or 4.9%, in the quarter compared to prior year.

        This decrease of $4.5 million in segment revenue primarily resulted from lower transaction revenue and membership fee revenue of $2.9 million and $1.2 million, respectively. The decrease in transaction revenue is mainly related to a drop in revenue from exchanges and Getaways of $3.8 million, partly offset by an increase of $0.7 million related to our E-Plus product launched in the latter half of last year. Lower transaction revenue from exchanges and Getaways was caused by a decline in transaction volume of 12.8%, partly offset by an increase of 4.8% in average fee for exchanges and Getaways. Lower transaction volume is related to the shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity.

        Total active members in the Interval Network at June 30, 2014 remained relatively consistent with the prior year at approximately 1.82 million members. The decrease of $1.2 million in membership fee revenue in the quarter largely reflects the impact of less favorable membership fees associated with the multi-year renewals of several large corporate developer clients in the first quarter of 2014 when compared to prior arrangements. Additionally, the period was negatively affected by the shift in percentage mix of our membership base from traditional to corporate members as well as a decline in average active Interval Network members. The unfavorable impact of these items was partly mitigated by continued improvement in the member base penetration of our Platinum and Club Interval Gold products. Overall Interval Network average revenue per member was $44.36 in the quarter, lower by 8.7% from $48.59 in the prior year period. Excluding the impact of the prior period item recorded in the second quarter of 2013, average revenue per member decreased 4.3% from $46.37 in the prior year to $44.38 this quarter.

Management and Rental

        The increase of $18.2 million, or 128.4%, in management fee and rental revenue includes $18.1 million of incremental revenue from our VRI Europe and Aqua acquisitions. Aston and Aqua combined revenue per available room ("RevPAR") was $110.39, a decrease of 14.5% over the prior year. Excluding Aqua, Aston RevPAR in the quarter decreased to $125.41 compared to $129.17 in the prior year. The drop in RevPAR, when excluding Aqua, can be mainly attributed to a 2.3% decline in occupancy rate compared to 2013 and the inclusion of available room nights from Orlando, a lower ADR market.

        Pass-through revenue represents reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners association without mark-up. The increase in pass-through revenue of $8.9 million, or 58.4%, in the quarter is predominately related to our acquisition of Aqua.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$103,426	(7.1)%	$111,322
Membership fee revenue	63,420	(9.6)%	70,183
Ancillary member revenue	3,332	(10.8)%	3,736

Total member revenue	170,178	(8.1)%	185,241
Other revenue	12,107	(2.1)%	12,371

Total Membership and Exchange revenue	182,285	(7.8)%	197,612

Management and Rental
Management fee and rental revenue	68,955	118.1%	31,617
Pass-through revenue	49,329	61.0%	30,635

Total Management and Rental revenue	118,284	90.0%	62,252

Total revenue	$300,569	15.7%	$259,864

        Revenue for the six months ended June 30, 2014 increased $40.7 million, or 15.7%, from the comparable period in 2013. Management and Rental segment revenue increased $56.0 million, or 90.0%, in the quarter compared to 2013, while Membership and Exchange segment revenue decreased $15.3 million, or 7.8%, year-over-year.

Membership and Exchange

        Membership and Exchange revenue decreased $15.3 million, or 7.8%, in the first half of 2014 compared to 2013. Excluding the impact of the prior period item recorded in the second quarter of 2013, Membership and Exchange revenue decreased $11.3 million, or 5.8%, in the quarter compared to prior year.

        This decrease of $11.3 million in segment revenue primarily resulted from lower transaction revenue and membership fee revenue of $7.9 million and $2.7 million, respectively. The decrease in transaction revenue is mainly related to a drop in revenue from exchanges and Getaways of $8.4 million, partly offset by a rise of $0.5 million in other transaction related fees. Lower transaction revenue from exchanges and Getaways was caused by a decline in transaction volume of 12.8%, partly offset by an increase of 3.7% in average fee per transaction. Lower transaction volume is related to the shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity, coupled with a tightening in the availability of exchange and Getaway inventory primarily in the first quarter of 2014.

        The decrease of $2.7 million in membership fee revenue in the six months largely reflects the impact of less favorable membership fees associated with the multi-year renewals of several large corporate developer clients in the first quarter of 2014 when compared to prior arrangements. Additionally, the period was negatively affected by the shift in the percentage mix of our membership base from traditional to corporate members as well as a decline in average active Interval Network members. This impact has been partly mitigated by continued improvement in the member base penetration of our Platinum and Club Interval Gold products. Overall Interval Network average revenue per member was $93.68 in 2014, lower by 7.6% from $101.39 in the prior year period. Excluding the impact of the prior period item recorded in the second quarter of 2013, average revenue per member decreased 5.5% from $99.17 in the prior year to $93.68 this period.

Management and Rental

        The increase of $37.3 million, or 118.1%, in management fee and rental revenue includes $37.6 million of incremental revenue from our VRI Europe and Aqua acquisitions. Aston and Aqua combined RevPAR was $125.85, a decrease of 14.6% over the prior year. Excluding Aqua, Aston RevPAR in for the first six months of 2014 decreased slightly to $146.28 compared to $147.39 in the prior year. The decrease in RevPAR, when excluding Aqua, can be mainly attributed to a 1.2% decline in occupancy rate compared to 2013 and the inclusion of available room nights from Orlando, a lower ADR market, partly offset by an improvement in ADR in Hawaii. The increase in pass-through revenue of $18.7 million, or 61.0%, in 2014 is predominately related to our acquisition of Aqua.

Cost of Sales

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange	$21,006	(7.8)%	$22,780
Management and Rental
Management fee and rental expenses	14,531	171.8%	5,347
Pass-through expenses	24,224	58.4%	15,294

Total Management and Rental cost of sales	38,755	87.8%	20,641

Total cost of sales	$59,761	37.6%	$43,421

As a percentage of total revenue	41.6%	19.8%	34.7%
As a percentage of total revenue excluding prior period item	41.6%	16.2%	35.8%
As a percentage of total revenue excluding pass-through revenue	50.1%	26.5%	39.6%
Gross margin	58.4%	(10.6)%	65.3%
Gross margin excluding prior period item	58.4%	(9.0)%	64.2%
Gross margin without pass-through revenue/expenses	70.2%	(5.6)%	74.4%

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

        Cost of sales in the second quarter of 2014 increased $16.3 million from 2013, consisting of an increase of $18.1 million from our Management and Rental segment, partly offset by a decrease of $1.8 million from our Membership and Exchange segment. Overall gross margin, adjusted to exclude the impact of the prior period item, decreased by 580 basis points to 58.4% this quarter compared to 2013. The decrease in overall gross margin is largely due to the incremental gross profit contribution from our lower-margin Management and Rental segment relative to total ILG gross profit.

        Gross margin for the Membership and Exchange segment in the second quarter of 2014 was largely consistent when compared to the prior year. Cost of sales for this segment decreased $1.8 million, or 7.8%, from 2013. The year-over-year decrease in cost of sales is a result of lower purchased inventory expense of $0.5 million, together with a decrease in call center costs and related member servicing activities. The decline in purchased inventory expense was principally due to lower purchased inventory volumes, partly offset by an increase in the average cost per unit of this purchased inventory.

        The increase of $18.1 million in cost of sales from the Management and Rental segment was primarily attributable to the inclusion of our fourth quarter 2013 acquisitions, which includes $9.5 million of incremental expenses and $8.7 million pass-through revenue related to Aqua. Gross margin for this segment increased by 156 basis points to 31.5% in the quarter compared to 2013. Excluding the effect of pass-through revenue, gross margin for this segment decreased by 717 basis points to 55.1% in the current quarter when compared to the prior year quarter, largely resulting from the incremental gross profit contribution from VRI Europe relative to total segment gross profit. VRI Europe's business model generally differs from our other management businesses with respect to the fee structure. Our other management businesses charge the association or property owner a management fee that is separate from the association/owner payments to maintain the property, while also recording pass-through revenues relating to certain reimbursed compensation and other employee-related costs directly associated with managing properties. Typically, VRI Europe fees are charged directly to the vacation owners and include amounts to cover property management and all resort operating expenses. Consequently, VRI Europe's business model normally operates at a lower gross margin than our other management businesses, when excluding pass-through revenue/expenses.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange	$44,975	(6.8)%	$48,237
Management and Rental
Management fee and rental expenses	29,307	168.3%	10,925
Pass-through expenses	49,329	61.0%	30,635

Total Management and Rental cost of sales	78,636	89.2%	41,560

Total cost of sales	$123,611	37.7%	$89,797

As a percentage of total revenue	41.1%	19.0%	34.6%
As a percentage of total revenue excluding prior period item	41.1%	17.3%	35.1%
As a percentage of total revenue excluding pass-through revenue	49.2%	25.6%	39.2%
Gross margin	58.9%	(10.0)%	65.4%
Gross margin excluding prior period item	58.9%	(9.3)%	64.9%
Gross margin without pass-through revenue/expenses	70.4%	(5.1)%	74.2%

        Cost of sales in the first half of 2014 increased $33.8 million from 2013, consisting of an increase of $37.1 million from our Management and Rental segment, partly offset by a decrease of $3.3 million from our Membership and Exchange segment. Overall gross margin, adjusted to exclude the impact of the prior period item, decreased by 606 basis points to 58.9% this year compared to 2013. The decrease in overall gross margin is largely due to the incremental gross profit contribution from our lower-margin Management and Rental segment relative to total ILG gross profit.

        Gross margin for the Membership and Exchange segment in the first six months of 2014 was largely consistent when compared to the prior year. Cost of sales for this segment decreased $3.3 million, or 6.8%, from 2013. The year-over-year decrease in cost of sales is a result of lower purchased inventory expense of $1.3 million, together with a decrease in call center costs and related member servicing activities. The decline in purchased inventory expense was principally due to lower purchased inventory volumes, partly offset by an increase in the average cost per unit of this purchased inventory.

        The increase of $37.1 million in cost of sales from the Management and Rental segment was primarily attributable to the inclusion of our fourth quarter 2013 acquisitions, which includes $19.1 million of incremental and an increase of $18.1 million in pass-through revenue related to Aqua. Gross margin of 33.5% for this segment was largely consistent when compared to the prior year. Excluding the effect of pass-through revenue, gross margin for this segment decreased by 795 basis points to 57.5% in the current year when compared to the prior year largely resulting from the incremental gross profit contribution from VRI Europe relative to total segment gross profit. VRI Europe's business model generally differs from our other management businesses with respect to the fee structure. Our other management businesses charge the association or property owner a management fee that is separate from the association/owner payments to maintain the property, while also recording pass-through revenues relating to certain reimbursed compensation and other employee-related costs directly associated with managing properties. Typically, VRI Europe fees are charged directly to the vacation owners and include amounts to cover property management and all resort operating expenses. Consequently, VRI Europe's business model normally operates at a lower gross margin than our other management businesses, when excluding pass-through revenue/expenses.

Selling and Marketing Expense

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,
	2014	% Change	2013
	(Dollars in thousands)
Selling and marketing expense	$13,808	(3.3)%	$14,272
As a percentage of total revenue	9.6%	(15.8)%	11.4%
As a percentage of total revenue excluding prior period item	9.6%	(16.2)%	11.5%
As a percentage of total revenue excluding pass-through revenue	11.6%	(11.0)%	13.0%

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

        Selling and marketing expense in the second quarter of 2014 decreased $0.5 million, or 3.3%, compared to 2013. The decrease in sales and marketing spend is largely attributable to lower printing and postage costs associated with a revision to the distribution timing and format of Interval Network member publications, partly offset by increased marketing fees related to developer contract renewals during the year. As a percentage of total revenue (excluding the impact of the prior period item) and total revenue excluding pass-through revenue, sales and marketing expense decreased 186 and 144 basis points, respectively, during the second quarter of 2014 compared to the prior year.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,
	2014	% Change	2013
	(Dollars in thousands)
Selling and marketing expense	$28,378	1.3%	$28,007
As a percentage of total revenue	9.4%	(12.4)%	10.8%
As a percentage of total revenue excluding prior period item	9.4%	(12.5)%	10.8%
As a percentage of total revenue excluding pass-through revenue	11.3%	(7.6)%	12.2%

        Selling and marketing expense in the first six months of 2014 increased $0.4 million, or 1.3%, compared to 2013. Higher sales and marketing spend is attributable to increased marketing fees related to developer contract renewals during the year, partly offset by lower printing and postage costs associated with a revision to the distribution timing and format of Interval Network member publications, as well as lower sales commissions as compared to the prior year. As a percentage of total revenue (excluding the impact of the prior period item) and total revenue excluding pass-through revenue, sales and marketing expense decreased 135 and 92 basis points, respectively, during the first half of 2014 compared to the prior year.

General and Administrative Expense

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,
	2014	% Change	2013
	(Dollars in thousands)
General and administrative expense	$31,251	10.7%	$28,227
As a percentage of total revenue	21.8%	(3.6)%	22.6%
As a percentage of total revenue excluding prior period item	21.8%	(6.5)%	23.3%
As a percentage of total revenue excluding pass-through revenue	26.2%	1.8%	25.7%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, as well as facilities costs, fees for professional services and other company-wide benefits.

        General and administrative expense in the second quarter of 2014 increased $3.0 million from 2013, primarily due to incremental expenses of $2.2 million from the inclusion of our acquired businesses in our results of operations and an increase of $1.1 million in restructuring expenses consisting mainly of estimated costs of exiting contractual commitments and costs associated with workforce reorganizations. Additionally, we incurred higher professional fees of $0.5 million (excluding such incremental expenses from acquired businesses), an unfavorable year-over-year change of $0.6 million in our estimated accrual for European Union Value Added Tax ("VAT"), as further discussed in Note 12 accompanying our consolidated financial statements, and certain other miscellaneous cost increases. These increases were partly offset by a favorable year-over-year change of $1.5 million related to the estimated fair value of contingent consideration for acquisitions.

        As a percentage of total revenue (excluding the impact of the prior period item) and total revenue excluding pass-through revenue, general and administrative expense decreased 150 basis points and increased 46 basis points, respectively, during the second quarter of 2014 compared to the prior year.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,
	2014	% Change	2013
	(Dollars in thousands)
General and administrative expense	$62,688	15.0%	$54,532
As a percentage of total revenue	20.9%	(0.6)%	21.0%
As a percentage of total revenue excluding prior period item	20.9%	(2.0)%	21.3%
As a percentage of total revenue excluding pass-through revenue	25.0%	4.9%	23.8%

        General and administrative expense in the first half of 2014 increased $8.2 million from 2013 primarily due to incremental expenses of $4.4 million from the inclusion of our acquired businesses in our results of operations and higher professional fees of $2.2 million (excluding such incremental expenses from acquired businesses). Additionally, in the first half of 2014, we incurred an increase of $1.1 million in restructuring expenses consisting mainly of estimated costs of exiting contractual commitments and costs associated with workforce reorganizations, an increase of $1.4 million in overall compensation and other employee related costs (excluding incremental expenses from acquired businesses) which were driven predominately by a higher health and welfare insurance expense, as well as certain other miscellaneous cost increases. These increases were partly offset by a favorable year-over-year change of $2.0 million related to the estimated fair value of contingent consideration for acquisitions.

        The $2.2 million increase in professional fees primarily related to accounting and legal services provided largely in connection with potential acquisition activities, together with additional costs related to certain IT initiatives.

        As a percentage of total revenue (excluding the impact of the prior period item) and total revenue excluding pass-through revenue, general and administrative expense decreased 43 basis points and increased 116 basis points, respectively, during the first six months of 2014 compared to the prior year.

Amortization Expense of Intangibles

For the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
	(Dollars in thousands)			(Dollars in thousands)
Amortization expense of intangibles	$2,895	52.7%	$1,896	$5,861	50.0%	$3,908
As a percentage of total revenue	2.0%	33.0%	1.5%	1.9%	29.7%	1.5%
As a percentage of total revenue excluding prior period item	2.0%	28.6%	1.6%	1.9%	27.6%	1.5%
As a percentage of total revenue excluding pass-through revenue	2.4%	40.4%	1.7%	2.3%	36.8%	1.7%

        Amortization expense of intangibles for the three and six months ended June 30, 2014 increased $1.0 million and $2.0 million, respectively, over the comparable 2013 period due to incremental amortization expense pertaining to intangible assets of our recently acquired businesses.

Depreciation Expense

For the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
	(Dollars in thousands)			(Dollars in thousands)
Depreciation expense	$3,876	4.9%	$3,696	$7,669	4.2%	$7,360
As a percentage of total revenue	2.7%	(8.7)%	3.0%	2.6%	(9.9)%	2.8%
As a percentage of total revenue excluding prior period item	2.7%	(11.6)%	3.1%	2.6%	(11.3)%	2.9%
As a percentage of total revenue excluding pass-through revenue	3.2%	(3.6)%	3.4%	3.1%	(4.9)%	3.2%

        Depreciation expense for the three and six months ended June 30, 2014 increased $0.2 million and $0.3 million, respectively, over the comparable 2013 period largely due to additional depreciable assets being placed in service subsequent to June 30, 2013. These depreciable assets pertain primarily to software and related IT hardware.

Operating Income

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange	$26,043	(22.5)%	$33,596
Management and Rental	5,894	NM	(125)

Total operating income	$31,937	(4.6)%	$33,471

As a percentage of total revenue	22.3%	(16.9)%	26.8%
As a percentage of total revenue excluding prior period item	22.3%	(10.2)%	24.8%
As a percentage of total revenue excluding pass-through revenue	26.8%	(12.3)%	30.5%

        Operating income in the second quarter of 2014 decreased $1.5 million from 2013, consisting of a $7.6 million decrease from our Membership and Exchange segment, offset in part by a $6.0 million increase from our Management and Rental segment.

        Operating income for our Membership and Exchange segment decreased $7.6 million to $26.0 million in the quarter compared to the prior year. Excluding the $3.5 million impact related to the prior period item recorded in the second quarter of 2013, operating income for this segment decreased $4.1 million over the comparable 2013 period. The decrease in operating income was driven primarily by gross profit contraction in the period, coupled with higher marketing fees largely resulting from developer contract renewals in the first quarter of 2014, partly offset by lower printing and postage costs associated with a revision to the distribution timing and format of Interval Network member publications, and to an unfavorable year-over-year change in our estimated accrual for VAT.

        The increase in operating income of $6.0 million in our Management and Rental segment is primarily due to the incremental contributions from our recently acquired businesses, partly offset by expenses related to restructuring activities.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange	$57,970	(20.9)%	$73,268
Management and Rental	14,392	381.0%	2,992

Total operating income	$72,362	(5.1)%	$76,260

As a percentage of total revenue	24.1%	(18.0)%	29.3%
As a percentage of total revenue excluding prior period item	24.1%	(15.4)%	28.4%
As a percentage of total revenue excluding pass-through revenue	28.8%	(13.4)%	33.3%

        Operating income in the first half of 2014 decreased $3.9 million from 2013, consisting of a $15.3 million decrease from our Membership and Exchange segment, offset in part by an $11.4 million increase from our Management and Rental segment.

        Operating income for our Membership and Exchange segment decreased $15.3 million to $58.0 million in the first half of 2013 compared to the prior year. Excluding the $3.5 million impact related to the prior period item recorded in the second quarter of 2013, operating income for this segment decreased $11.8 million over the comparable 2013 period. The decrease in operating income was driven primarily by gross profit contraction in the period, coupled with higher marketing fees, higher professional fees incurred in connection with potential acquisition activities, and the unfavorable year-over-year change in our estimated accrual for VAT.

        The increase in operating income of $11.4 million in our Management and Rental segment is primarily due to the incremental contributions from our recently acquired businesses, partly offset by higher professional fees largely related to potential acquisition activities and expenses related to restructuring activities.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." Prior period amounts have been recast to conform to the current period definition of Adjusted EBITDA.

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange	$32,880	(8.9)%	$36,089
Management and Rental	8,594	222.6%	2,664

Total adjusted EBITDA	$41,474	7.0%	$38,753

As a percentage of total revenue	28.9%	(6.8)%	31.0%
As a percentage of total revenue excluding prior period item	28.9%	(9.8)%	32.0%
As a percentage of total revenue excluding pass-through revenue	34.8%	(1.6)%	35.3%

        Adjusted EBITDA in the second quarter of 2014 increased by $2.7 million, or 7.0%, from 2013, consisting of a $5.9 million increase from our Management and Rental segment, offset in part by a $3.2 million decrease from our Membership and Exchange segment.

        Adjusted EBITDA of $32.9 million from our Membership and Exchange segment declined by $3.2 million, or 8.9%, compared to the prior year. The drop in adjusted EBITDA is mainly correlated with a weakening in transaction revenue in the quarter, as well as lower membership fee revenue and reduced profitability resulting from securing multi-year renewals from several of our largest corporate developer clients during the first quarter of 2014. These items were partially offset by the positive contributions from our Platinum and Club Interval Gold products. Transaction revenue was adversely affected in the period by the shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity. These items were partly mitigated in the quarter by lower printing and postage costs associated with a revision to the distribution timing and format of Interval Network member publications.

        Adjusted EBITDA from our Management and Rental segment rose by $5.9 million, or 222.6%, to $8.6 million in the quarter from $2.7 million in 2013. The growth in adjusted EBITDA in this segment is driven primarily by the incremental contribution from our recently acquired businesses coupled with positive contributions from our other vacation ownership management businesses.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange	$71,410	(12.8)%	$81,908
Management and Rental	20,354	136.3%	8,615

Total adjusted EBITDA	$91,764	1.4%	$90,523

As a percentage of total revenue	30.5%	(12.4)%	34.8%
As a percentage of total revenue excluding prior period item	30.5%	(13.7)%	35.4%
As a percentage of total revenue excluding pass-through revenue	36.5%	(7.5)%	39.5%

        Adjusted EBITDA in the first half of 2014 increased by $1.2 million, or 1.4%, from 2013, consisting of an $11.7 million increase from our Management and Rental segment, offset in part by a $10.5 million decrease from our Membership and Exchange segment.

        Adjusted EBITDA of $71.4 million from our Membership and Exchange segment declined by $10.5 million, or 12.8%, compared to the prior year. The drop in adjusted EBITDA is mainly correlated with a deterioration in transaction revenue in the period, as well as lower membership fee revenue and reduced profitability resulting from securing multi-year renewals from several of our largest corporate developer clients. These items were partially offset by the positive contributions from our Platinum and Club Interval Gold products. Transaction revenue was adversely affected in the period by the shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity, coupled with a tightening in the availability of exchange and Getaway inventory during the first quarter of 2014. Additionally, adjusted EBITDA in the period was unfavorably impacted by an increase in overall compensation and other employee-related costs partly attributable to an increase health and welfare insurance costs resulting from higher self-insured claim activity when compared to last year.

        Adjusted EBITDA from our Management and Rental segment rose by $11.7 million, or 136.3%, to $20.4 million in the first half of 2014 from $8.6 million in the prior year. The growth in adjusted

EBITDA in this segment is driven by the incremental contribution from our recently acquired businesses.

Other Income (Expense), net

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,
	2014	% Change	2013
	(Dollars in thousands)
Interest income	$55	(23.6)%	$72
Interest expense	$(1,628)	1.1%	$(1,611)
Other income, net	$(280)	(118.9)%	$1,479

        Interest income of $0.1 million in the second quarter of 2014 was relatively consistent with the prior year. Interest expense in the second quarter of 2014 and 2013 relates to interest and amortization of debt costs on our amended and restated revolving credit facility. The relatively flat interest expense for the second quarter of 2014 compared to prior year is a function of a lower average interest rate applicable to the period being applied against a higher average balance outstanding on our revolver.

        Other expense, net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange net loss was $0.3 million in the second quarter of 2014 compared to a net gain of $1.5 million in 2013. The unfavorable fluctuations during the current quarter were principally driven by U.S. dollar positions held at June 30, 2014 affected by the weaker dollar compared to the Colombian peso and British pound. The favorable fluctuations during the prior year quarter were U.S. dollar positions held at June 30, 2013 affected by the stronger dollar compared to the Mexican and Colombian peso.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,
	2014	% Change	2013
	(Dollars in thousands)
Interest income	$99	(55.6)%	$223
Interest expense	$(2,952)	(9.6)%	$(3,264)
Other income (expense), net	$(416)	(143.4)%	$959

        Interest income decreased $0.1 million in the first half of 2014 compared to 2013 due to certain loans receivable being outstanding and accruing interest for a portion of the first quarter of 2013 prior to settlement during that quarter.

        Interest expense in the first half of 2014 relates to interest and amortization of debt costs on our amended and restated revolving credit facility. Lower interest expense in the quarter is primarily a function of a lower average interest rate applicable to the period compared to prior year, partly offset by higher average balance outstanding on our revolver.

        Other expense, net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange net loss was $0.1 million in the first half of 2014 compared to a net gain of $1.3 million in 2013. The unfavorable fluctuations during the year were principally driven by U.S. dollar positions held at June 30, 2014 affected by the weaker dollar compared to the Colombian peso and British pound, partly offset by the stronger dollar compared to the Egyptian pound. The favorable fluctuations during the 2013 period were principally driven by U.S. dollar positions held at June 30, 2013 affected by the stronger dollar compared to the Colombian peso and the Egyptian pound.

Income Tax Provision

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

        For the three months ended June 30, 2014 and 2013, ILG recorded income tax provisions for continuing operations of $10.7 million and $12.8 million, respectively, which represent effective tax rates of 35.5% and 38.4%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. The effective tax rate in the second quarter of 2014 is lower than the prior year period primarily due to the shift in the projections of the proportion of income earned and taxed between the various jurisdictions.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

        For the six months ended June 30, 2014 and 2013, ILG recorded income tax provisions for continuing operations of $25.0 million and $28.6 million, respectively, which represent effective tax rates of 36.2% and 38.6%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. For the six months ended June 30, 2014, the effective tax rate is lower than the prior year period due to the shift in the projections of the proportion of income earned and taxed between the various jurisdictions.

        As of June 30, 2014 and December 31, 2013, ILG had unrecognized tax benefits of $0.4 million and $0.5 million, respectively, which if recognized, would favorably affect the effective tax rate. There were no material increases or decreases in unrecognized tax benefits for the three months ended June 30, 2014. During the six months ended June 30, 2014, the unrecognized tax benefits decreased by approximately $0.1 million related to the decrease in unrecognized tax benefits as a result of the expiration of the statute of limitations related to foreign taxes.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and six months ended June 30, 2014. During the six months ended June 30, 2014, interest and penalties decreased by approximately $0.1 million during the first quarter of 2014 as a result of the expiration of the statute of limitations related to foreign taxes. As of June 30, 2014, ILG had accrued $0.3 million for interest and penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.2 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to foreign taxes and other tax credits. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

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

        During 2013, the U.K. Finance Act of 2013 was enacted, which further reduced the U.K. corporate income tax rate to 21%, effective April 1, 2014 and 20%, effective April 1, 2015. The impact of the U.K. rate reduction to 21% and 20%, which reduced our U.K. net deferred tax asset and increased income tax expense, was reflected in the reporting period when the law was enacted. The change in the corporate tax rate initially negatively impacted income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreased; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2014, we had $74.6 million of cash and cash equivalents, including $57.2 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $41.2 million is held in foreign jurisdictions, principally the U.K. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is used as our primary source of liquidity. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the six months ended June 30, 2014 and, as of June 30, 2014, the respective cash balances were immaterial to our overall cash on hand.

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

Cash Flows Discussion

Operating Activities

        Net cash provided by operating activities decreased to $55.7 million in the six months ended June 30, 2014 from $61.3 million in the same period of 2013. The decrease of $5.5 million from 2013 was principally due to payments made in connection with long-term agreements in the first quarter of 2014, as well as higher cash disbursements, including a $1.2 million contingent consideration payment, partly offset by higher cash receipts.

Investing Activities

        Net cash used in investing activities of $9.9 million in the six months ended June 30, 2014 pertain to capital expenditures of $9.1 million primarily related to IT initiatives, and to an investment in loan receivable of $0.8 million. Net cash provided by investing activities of $3.3 million in the six months ended June 30, 2013 primarily related to the early repayment of an existing loan receivable totaling $9.9 million, partly offset by capital expenditures of $6.6 million primarily related to IT initiatives.

Financing Activities

        Net cash used in financing activities of $19.5 million in the six months ended June 30, 2014 primarily related to cash dividend payments of $12.7 million, repurchases of our common stock which settled during the year at market prices totaling $11.0 million (including commissions), withholding taxes on the vesting of restricted stock units of $4.0 million, payment of $1.8 million of debt issuance costs related to the amendment of our credit facility in April 2014, and $7.3 million of contingent consideration payments relating to acquisitions. These uses of cash were partially offset by $15.0 million of net borrowings on our revolving credit facility, excess tax benefits from stock-based awards, and the proceeds from the exercise of stock options. Net cash used in financing activities of $52.8 million in the six months ended June 30, 2013 primarily related to principal payments of $45.0 million on our revolving credit facility, $6.3 million of dividends paid, and withholding taxes on the vesting of restricted stock units. These uses of cash were partially offset by excess tax benefits from stock-based awards and the proceeds from the exercise of stock options.

        On April 8, 2014, we entered into the first amendment to our amended and restated credit agreement which increases the revolving line of credit from $500 million to $600 million, extends the maturity of the credit facility to April 8, 2019 and provides for certain other amendments to covenants. The terms related to interest rates and commitment fees remain unchanged. As of June 30, 2014, borrowings outstanding under the revolving credit facility amounted to $268 million.

        Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on our leverage ratio. As of June 30, 2014, the applicable margin was 1.50% per annum for LIBOR revolving loans and 0.50% per annum for Base Rate loans. The revolving credit facility has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% per annum based on our leverage ratio and as of June 30, 2014, the commitment fee was 0.275%.

        The revolving credit facility has various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The revolving credit facility requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the amended credit agreement. Additionally, we were required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement. Currently, the maximum consolidated leverage ratio is 3.5x and the minimum consolidated interest coverage ratio is 3.0x. As of June 30, 2014, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 1.43 and 33.08, respectively.

Free Cash Flow

        Free cash flow is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." For the six months ended June 30, 2014 and 2013, free cash flow was $46.5 million and $54.7 million, respectively. The change is mainly a result of the variances in net cash provided by operating activities and capital expenditures as discussed above.

Dividends and Share Repurchases

        In February 2014 and May 2014, our Board of Directors declared a quarterly dividend of $0.11 per share for shareholders of record on March 13, 2014 and June 4, 2014, respectively. On each of March 27, 2014 and June 18, 2014, a cash dividend of $6.3 million was paid. Based on the number of shares of common stock outstanding as of March 31, 2014, at a dividend of $0.11 per share, the anticipated cash outflow would be $6.3 million in the third quarter of 2014. In August 2014, our Board of Directors declared a $0.11 per share dividend payable September 17, 2014 to shareholders of record on September 3, 2014.

        Additionally, effective August 3, 2011 and June 4, 2014, ILG's Board of Directors authorized a share repurchase program for up to $25.0 million and $20.0 million, respectively, excluding commissions, of our outstanding common stock. During the six months ended June 30, 2014, we repurchased 0.2 million shares of common stock for $4.1 million, including commissions, under the

August 2011 repurchase program, and 0.4 million shares of common stock for $9.5 million, including commissions, under the June 2014 repurchase program. As of June 30, 2014, the remaining availability for future repurchases of our common stock was $10.5 million.

Contractual Obligations and Commercial Commitments

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At June 30, 2014, guarantees, surety bonds and letters of credit totaled $23.0 million. The total includes maximum exposure under guarantees of $20.4 million, which primarily relates to the Management and Rental segment's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the segment's management activities, entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

        In addition, certain of the Management and Rental segment's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of June 30, 2014, future amounts are not expected to be significant, individually or in the aggregate. Certain of our Management and Rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of June 30, 2014, amounts pending reimbursements are not significant.

        Contractual obligations and commercial commitments at June 30, 2014 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$268,000	$—	$268,000	$—	$—
Debt interest(a)	25,855	5,418	10,836	9,601	—
Purchase obligations(b)	79,721	13,821	24,423	27,285	14,192
Operating leases	61,348	13,028	20,729	14,895	12,696
Unused commitment on loans receivable and other advances(c)	15,147	15,147	—	—	—

Total contractual obligations	$450,071	$47,414	$323,988	$51,781	$26,888

(a)
Debt principal and projected debt interest represent principal and interest to be paid on our revolving credit facility based on the balance outstanding as of June 30, 2014. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of June 30, 2014. Interest on the revolving credit facility is calculated using the prevailing rates as of June 30, 2014. On April 8, 2014, our revolving credit facility was amended to increase the borrowing capacity from $500 million to $600 million and to extend the maturity of the credit facility to April 8, 2019.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits.

(c)
Relates to a loan agreement entered into in connection with the VRI Europe transaction whereby ILG has made available to CLC a convertible secured loan facility of $15.1 million.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(d)	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$22,950	$13,068	$7,409	$2,368	$105

(d)
Commercial commitments include minimum revenue guarantees related to hotel and resort management agreements, accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off-Balance Sheet Arrangements

        Except as disclosed above in our Contractual Obligations and Commercial Commitments (excluding "Debt principal"), as of June 30, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

        Adjusted net income is defined as net income attributable to common stockholders, excluding the impact of (1) acquisition related and restructuring costs, (2) other non-operating foreign currency remeasurements, (3) correcting an immaterial prior period net understatement in the prior period financials, and (4) other special items, as applicable.

        Adjusted earnings per share (EPS) is defined as adjusted net income divided by the weighted average number of shares of common stock outstanding during the period for basic EPS and, additionally, inclusive of dilutive securities for diluted EPS.

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

 RECONCILIATIONS OF NON-GAAP MEASURES

        The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three and six months ended June 30, 2014 and 2013 (in thousands). The noncontrolling interest relates to the Management and Rental segment.

	For the Three Months Ended June 30, 2014
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$32,880	$8,594	$41,474
Non-cash compensation expense	(2,276)	(357)	(2,633)
Other non-operating income (expense), net	(319)	39	(280)
Acquisition related and restructuring costs	(816)	(351)	(1,167)

EBITDA	29,469	7,925	37,394
Amortization expense of intangibles	(334)	(2,561)	(2,895)
Depreciation expense	(3,411)	(465)	(3,876)
Less: Net income attributable to noncontrolling interest	—	1,034	1,034
Less: Other non-operating income (expense), net	319	(39)	280

Operating income	$26,043	$5,894	31,937

Interest income			55
Interest expense			(1,628)
Other non-operating expense, net			(280)
Income tax provision			(10,690)

Net income			19,394
Net income attributable to noncontrolling interests			(1,034)

Net income attributable to common stockholders			$18,360

	For the Three Months Ended June 30, 2013
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$36,089	$2,664	$38,753
Non-cash compensation expense	(2,329)	(258)	(2,587)
Other non-operating income (expense), net	1,481	(2)	1,479
Acquisition related and restructuring costs	44	(643)	(599)
Prior period item	3,496	—	3,496

EBITDA	38,781	1,761	40,452
Amortization expense of intangibles	(337)	(1,559)	(1,896)
Depreciation expense	(3,367)	(329)	(3,696)
Less: Net income attributable to noncontrolling interest	—	—	—
Less: Other non-operating income (expense), net	(1,481)	2	(1,479)

Operating income (loss)	$33,596	$(125)	33,471

Interest income			72
Interest expense			(1,611)
Other non-operating income, net			1,479
Income tax provision			(12,841)

Net income			20,570
Net income attributable to noncontrolling interest			—

Net income attributable to common stockholders			$20,570

	For the Six Months Ended June 30, 2014
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$71,410	$20,354	$91,764
Non-cash compensation expense	(4,844)	(635)	(5,479)
Other non-operating expense, net	(302)	(114)	(416)
Acquisition related and restructuring costs	(1,182)	(1,224)	(2,406)

EBITDA	65,082	18,381	83,463
Amortization expense of intangibles	(668)	(5,193)	(5,861)
Depreciation expense	(6,746)	(923)	(7,669)
Less: Net income attributable to noncontrolling interest	—	2,013	2,013
Less: Other non-operating expense, net	302	114	416

Operating income	$57,970	$14,392	72,362

Interest income			99
Interest expense			(2,952)
Other non-operating expense, net			(416)
Income tax provision			(25,005)

Net income			44,088
Net income attributable to noncontrolling interests			(2,013)

Net income attributable to common stockholders			$42,075

	For the Six Months Ended June 30, 2013
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$81,908	$8,615	$90,523
Non-cash compensation expense	(4,608)	(536)	(5,144)
Other non-operating income (expense), net	1,132	(173)	959
Acquisition related and restructuring costs	(168)	(1,185)	(1,353)
Prior period item	3,496	—	3,496

EBITDA	81,760	6,721	88,481
Amortization expense of intangibles	(674)	(3,234)	(3,908)
Depreciation expense	(6,686)	(674)	(7,360)
Less: Net income attributable to noncontrolling interest	—	6	6
Less: Other non-operating income (expense), net	(1,132)	173	(959)

Operating income	$73,268	$2,992	76,260

Interest income			223
Interest expense			(3,264)
Other non-operating income, net			959
Income tax provision			(28,598)

Net income			45,580
Net income attributable to noncontrolling interest			(6)

Net income attributable to common stockholders			$45,574

        The following tables present the inputs used to compute operating income and adjusted EBITDA margin for our operating segments for the three and six months ended June 30, 2014 and 2013 (in thousands).

	Membership and Exchange
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$86,940	$95,517	$182,285	$197,612
Revenue excluding prior period item	86,940	91,464	182,285	193,559
Operating income	26,043	33,596	57,970	73,268
Operating income excluding prior period item	26,043	30,099	57,970	69,771
Adjusted EBITDA	32,880	36,089	71,410	81,908
Margin computations
Operating income margin	30.0%	35.2%	31.8%	37.1%
Operating income margin excluding prior period item	30.0%	32.9%	31.8%	36.0%
Adjusted EBITDA margin	37.8%	37.8%	39.2%	41.4%
Adjusted EBITDA margin excluding prior period item	37.8%	39.5%	39.2%	42.3%

	Management and Rental
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$56,588	$29,466	$118,284	$62,252
Revenue excluding pass-through revenue	32,364	14,172	68,955	31,617
Operating income	5,894	(125)	14,392	2,992
Adjusted EBITDA	8,594	2,664	20,354	8,615
Margin computations
Operating income margin	10.4%	(0.4)%	12.2%	4.8%
Operating income margin excluding pass-through revenue	18.2%	(0.9)%	20.9%	9.5%
Adjusted EBITDA margin	15.2%	9.0%	17.2%	13.8%
Adjusted EBITDA margin excluding pass-through revenue	26.6%	18.8%	29.5%	27.2%

        The following table reconciles cash provided by operating activities to free cash flow for the six months ended June 30, 2014 and 2013 (in thousands).

	For the Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$55,656	$61,259
Less: Capital expenditures	(9,146)	(6,592)

Free cash flow	$46,510	$54,667

        The following table reconciles net income attributable to common stockholders to adjusted net income, and to adjusted earnings per share for the three and six months ended June 30, 2014 and 2013 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$18,360	$20,570	$42,075	$45,574
Acquisition related and restructuring costs	1,167	599	2,406	1,353
Other non-operating foreign currency remeasurements	305	(1,478)	135	(1,298)
Prior period item	—	(3,496)	—	(3,496)
Income tax impact on adjusting items	(523)	1,680	(920)	1,328

Adjusted net income	$19,309	$17,875	$43,696	$43,461

Adjusted earnings per share
Basic	$0.33	$0.31	$0.76	$0.76
Diluted	$0.33	$0.31	$0.75	$0.75

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

        Operating foreign currency exchange for the three months ended June 30, 2014 and 2013 resulted in net losses of $0.1 million and $0.3 million, respectively, attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency. Operating foreign currency exchange for the six months ended June 30, 2014 and 2013 resulted in a net gain of $0.1 million and a net loss of $0.2 million, respectively

        Non-operating foreign exchange for the three months ended June 30, 2014 and 2013 resulted in a net loss of $0.3 million and a net gain of $1.5 million, respectively, attributable to cash held in certain countries in currencies other than their functional currency. Non-operating foreign exchange for the six months ended June 30, 2014 and 2013 resulted in a net loss of $0.1 million and a net gain of $1.3 million, respectively.

        The unfavorable fluctuations during the second quarter of 2014 were principally driven by U.S. dollar positions held at June 30, 2014 affected by the weaker dollar compared to the Colombian peso and British pound. The favorable fluctuations during the 2013 period were principally driven by U.S. dollar positions held at June 30, 2013 affected by the stronger dollar compared to the Mexican and Colombian pesos. The unfavorable fluctuations during the year were principally driven by U.S. dollar positions held at June 30, 2014 affected by the weaker dollar compared to the Colombian peso and British pound, partly offset by the stronger dollar compared to the Egyptian pound. The favorable fluctuations in the six months ended June 30, 2013 were principally driven by U.S. dollar positions held at June 30, 2013 affected by the stronger dollar compared to the Columbian peso and the Egyptian pound.

        Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three and six months ended June 30, 2014 would result in an approximate change to revenue of $0.7 million and $1.9 million, respectively. There have been no material quantitative changes in market risk exposures since December 31, 2013.

Interest Rate Risk

        We are exposed to interest rate risk through borrowings under our June 21, 2012 amended credit agreement, as amended, which bears interest at variable rates. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on ILG's leverage ratio. As of June 30, 2014, the applicable margin was 1.50% per annum for LIBOR revolving loans and 0.50% per annum for Base Rate loans. During the second quarter of 2014, we had at least $268 million outstanding under our revolving credit facility; a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.6 million for the current quarter. While we currently do not hedge our interest rate exposure, this risk is somewhat mitigated by variable interest rates earned on our cash balances.

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

 PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

        Not applicable

Item 1A.    Risk Factors

        See Part I, Item IA., "Risk Factors," of ILG's 2013 Annual Report on Form 10-K, for a detailed discussion of the risk factors affecting ILG. There have been no material changes from the risk factors described in the Annual Report except as follows.

Our previously announced transaction may not be consummated

        We previously announced that we entered into an agreement to purchase the Hyatt Residential Group business. This agreement is subject to customary closing conditions and may be terminated in certain circumstances. The occurrence of any event, change, or circumstance that could give rise to the termination of the purchase agreement (including the failure to satisfy conditions to completion) could cause the transaction not to close. This could adversely affect our stock price and future results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  Unregistered Sale of Securities.    None

  (b)
  Use of Proceeds.    Not applicable

  (c)
  Purchases of Equity Securities by the Issuer and Affiliated Purchasers:    The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended June 30, 2014 by or on behalf of ILG or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs(1)
April 2014	—	—	1,697,360	$4,120,479
May 2014	207,046	$19.88	1,904,406	$4,167
June 2014	436,816	$21.75	2,341,222	$10,504,378

(1)
On August 4, 2011, we announced that our Board of Directors had authorized the repurchase of up to $25 million of our common stock. On June 4, 2014, we announced that our Board of Directors had authorized the repurchase of up to an additional $20 million of our common stock. There is no time restriction on this authorization and repurchases may be made in the open-market or through privately negotiated transactions.

Items 3-5.    Not applicable.

Item 6.    Exhibits

Exhibit Number		Description	Location
2.1	†	Equity Interest Purchase Agreement among Hyatt Corporation, HTS-Aspen, L.L.C., S.O.I. Acquisition Corp. and Interval Leisure Group, Inc.
3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.
3.2		Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG's Quarterly Report on Form 10-Q, filed on August 11, 2009.
3.3		Third Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on December 14, 2011.
31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.3	†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.3	††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema Document
101.CAL	†	XBRL Taxonomy Calculation Linkbase Document
101.LAB	†	XBRL Taxonomy Label Linkbase Document

Exhibit Number		Description	Location
101.PRE	†	XBRL Taxonomy Presentation Linkbase Document
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document

†
Filed herewith.

††
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2014

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
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2014 (Unaudited)
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