Form 10-Q
period 2014-09-30
Interval Leisure Group, Inc.
filed 2014-11-07
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 7, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

        As of November 3, 2014, 57,098,459 shares of the registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$146,683	$119,156	$447,252	$379,020
Cost of sales (exclusive of depreciation and amortization shown separately below)	58,995	41,991	182,606	131,788

Gross profit	87,688	77,165	264,646	247,232
Selling and marketing expense	14,799	12,951	43,177	40,958
General and administrative expense	31,340	27,387	94,028	81,917
Amortization expense of intangibles	2,879	1,950	8,740	5,858
Depreciation expense	3,765	3,499	11,434	10,859

Operating income	34,905	31,378	107,267	107,640
Other income (expense):
Interest income	55	60	154	282
Interest expense	(1,529)	(1,295)	(4,481)	(4,559)
Other income (expense), net	511	(65)	95	893

Total other expense, net	(963)	(1,300)	(4,232)	(3,384)

Earnings before income taxes and noncontrolling interests	33,942	30,078	103,035	104,256
Income tax provision	(11,838)	(12,973)	(36,843)	(41,571)

Net income	22,104	17,105	66,192	62,685
Net income attributable to noncontrolling interests	(809)	(4)	(2,822)	(10)

Net income attributable to common stockholders	$21,295	$17,101	$63,370	$62,675

Earnings per share attributable to common stockholders:
Basic	$0.37	$0.30	$1.10	$1.10
Diluted	$0.37	$0.29	$1.09	$1.09
Weighted average number of shares of common stock outstanding:
Basic	57,098	57,353	57,424	57,199
Diluted	57,683	57,986	57,976	57,738
Dividends declared per share of common stock	$0.11	$0.11	$0.33	$0.22

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$22,104	$17,105	$66,192	$62,685
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(5,318)	1,666	(3,873)	(1,524)

Total comprehensive income, net of tax	16,786	18,771	62,319	61,161

Less: Net income attributable to noncontrolling interests, net of tax	(809)	(4)	(2,822)	(10)
Less: Other comprehensive loss attributable to noncontrolling interest	1,153	—	733	—

Total comprehensive loss (income) attributable to noncontrolling interests	344	(4)	(2,089)	(10)

Total comprehensive income attributable to common stockholders	$17,130	$18,767	$60,230	$61,151

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$83,947	$48,462
Restricted cash and cash equivalents	6,011	7,421
Accounts receivable, net of allowance of $210 and $290, respectively	42,822	39,819
Deferred income taxes	15,827	17,714
Deferred membership costs	8,990	9,828
Prepaid income taxes	8,323	11,211
Prepaid expenses and other current assets	24,196	24,107

Total current assets	190,116	158,562
Property and equipment, net	62,008	59,556
Goodwill	540,545	540,839
Intangible assets, net	215,536	225,864
Deferred membership costs	11,293	10,741
Deferred income taxes	3,764	3,820
Other non-current assets	25,597	25,237

TOTAL ASSETS	$1,048,859	$1,024,619

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$11,482	$13,793
Deferred revenue	97,915	92,503
Accrued compensation and benefits	22,882	23,214
Member deposits	8,794	8,977
Accrued expenses and other current liabilities	45,392	51,071

Total current liabilities	186,465	189,558
Long-term debt	258,000	253,000
Other long-term liabilities	5,400	14,156
Deferred revenue	97,370	100,494
Deferred income taxes	88,764	90,452

Total liabilities	635,999	647,660

Redeemable noncontrolling interest	452	426
Commitments and contingencies
EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $0.01 par value; issued 59,459,009 and 59,124,834 shares, respectively	595	591
Treasury stock—2,363,324 and 1,697,360 shares at cost, respectively	(35,034)	(20,913)
Additional paid-in capital	198,648	191,106
Retained earnings	226,857	182,935
Accumulated other comprehensive loss	(13,034)	(9,894)

Total ILG stockholders' equity	378,032	343,825
Noncontrolling interest	34,376	32,708

Total equity	412,408	376,533

TOTAL LIABILITIES AND EQUITY	$1,048,859	$1,024,619

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

(Unaudited)

				Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
	Total Equity	Noncontrolling Interest	Total ILG Stockholders' Equity					Additional Paid-in Capital	Retained Earnings
				Amount	Shares	Amount	Shares
Balance as of December 31, 2013	$376,533	$32,708	$343,825	$591	59,124,834	$(20,913)	1,697,360	$191,106	$182,935	$(9,894)
Net income	66,165	2,795	63,370	—	—	—	—	—	63,370	—
Other comprehensive income, net of tax	(3,873)	(733)	(3,140)	—	—	—	—	—	—	(3,140)
Non-cash compensation expense	8,297		8,297	—	—	—	—	8,297	—	—
Adjustment to noncontrolling interest from acquisition	(394)	(394)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	312	—	312	—	14,212	—	—	312	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(3,941)	—	(3,941)	4	319,963	—	—	(3,945)	—	—
Change in excess tax benefits from stock-based awards	1,894	—	1,894	—	—	—	—	1,894	—	—
Deferred stock compensation expense	497	—	497	—	—	—	—	497	—	—
Dividends declared on common stock	(18,961)	—	(18,961)	—	—	—	—	487	(19,448)	—
Repurchases of common stock	(14,121)	—	(14,121)	—	—	(14,121)	665,964	—	—	—

Balance as of September 30, 2014	$412,408	$34,376	$378,032	$595	59,459,009	$(35,034)	2,363,324	$198,648	$226,857	$(13,034)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$66,192	$62,685
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	8,740	5,858
Amortization of debt issuance costs	617	587
Depreciation expense	11,434	10,859
Non-cash compensation expense	8,297	7,753
Non-cash interest expense	11	277
Deferred income taxes	140	656
Excess tax benefits from stock-based awards	(1,912)	(2,602)
Loss on disposal of property and equipment	17	163
Change in fair value of contingent consideration	(1,606)	485
Changes in operating assets and liabilities:
Accounts receivable	(304)	(4,189)
Prepaid expenses and other current assets	230	6,863
Prepaid income taxes and income taxes payable	3,488	5,824
Accounts payable and other current liabilities	2,823	(3,761)
Payment of contingent consideration	(1,184)	—
Deferred revenue	3,068	(3,852)
Other, net	(8,595)	1,696

Net cash provided by operating activities	91,456	89,302

Cash flows from investing activities:
Capital expenditures	(14,266)	(9,338)
Acquisition of assets	—	(1,952)
Proceeds from disposal of property and equipment	—	7
Investment in financing receivables	(750)	—
Payments received on financing receivables	—	9,876

Net cash used in investing activities	(15,016)	(1,407)

Cash flows from financing activities:
Borrowings (payments) on revolving credit facility, net	5,000	(70,000)
Payments of debt issuance costs	(1,711)	—
Payments of contingent consideration	(7,272)	—
Purchases of treasury stock	(14,120)	—
Dividend payments	(18,961)	(12,617)
Withholding taxes on vesting of restricted stock units	(3,948)	(4,478)
Proceeds from the exercise of stock options	311	399
Excess tax benefits from stock-based awards	1,912	2,602

Net cash used in financing activities	(38,789)	(84,094)

Effect of exchange rate changes on cash and cash equivalents	(2,166)	(1,400)

Net increase in cash and cash equivalents	35,485	2,401
Cash and cash equivalents at beginning of period	48,462	101,162

Cash and cash equivalents at end of period	$83,947	$103,563

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,768	$4,068
Income taxes, net of refunds	$33,215	$35,091

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Company Overview

        Interval Leisure Group, Inc., or ILG, is a leading global provider of non-traditional lodging encompassing a portfolio of travel, leisure, membership, exchange, resort management, and rental businesses. ILG consists of two operating segments. Membership and Exchange offers leisure and travel-related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. Management and Rental provides hotel, condominium resort, timeshare resort and homeowners' association management, and rental services to both vacation property owners and vacationers.

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

        On October 1, 2014, ILG completed the previously announced acquisition of Hyatt Residential Group, now operating as Hyatt Vacation Ownership, from wholly-owned subsidiaries of Hyatt Hotels Corporation for approximately $220 million in cash. In connection with the acquisition, a subsidiary of ILG has entered into a global Master License Agreement which provides for an exclusive license for use of the Hyatt® brand with respect to the shared ownership business in exchange for license fees.

        "Hyatt Vacation Ownership" refers to the group of businesses using that trademark pursuant to a master license agreement with a subsidiary of Hyatt Hotels Corporation.

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

SEPTEMBER 30, 2014

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2013 Annual Report on Form 10-K. Below we have included expanded descriptions of two of our significant accounting policies: our policy for accounting for business combinations to incorporate our process for determining the useful lives of identifiable intangible assets recognized separately from goodwill and a discussion which adds additional specificity to our policy on determining our allowance for doubtful accounts. Apart from these updates, there have been no significant changes in our significant accounting policies for the nine months ended September 30, 2014.

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

SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2014

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

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

upon the assumed exercise of common stock options and the vesting of restricted stock units ("RSUs") using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 1.2 million and 1.0 million stock options and RSUs for the three and nine months ended September 30, 2014, respectively, and 0.8 million stock options and RSUs for each of the three and nine months ended September 30, 2013, as the effect of their inclusion would have been antidilutive to earnings per share.

        In connection with the spin-off, stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. As of September 30, 2014 and 2013, 0.8 million and 0.9 million, respectively, of stock options remained outstanding.

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average shares of common stock outstanding	57,098	57,353	57,424	57,199
Net effect of common stock equivalents assumed to be vested related to RSUs	583	627	547	532
Net effect of common stock equivalents assumed to be exercised related to stock options held by non- employees	2	6	5	7

Diluted weighted average shares of common stock outstanding	57,683	57,986	57,976	57,738

Recent Accounting Pronouncements

        With the exception of those discussed below, there are no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in our 2013 Annual Report on Form 10- K that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

        In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, ("ASU 2014-15")." ASU 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. The ASU is effective for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years), with early adoption permitted. The standard allows for either a full retrospective or modified retrospective transition method. We do not currently anticipate

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

        In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period ("ASU 2014-12")." ASU 2014- 12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under ASU 2014-12. The ASU is effective for fiscal years beginning after December 15, 2015 (and interim periods within that period), with early adoption permitted. In addition, all entities will have the option of applying the guidance either prospectively (i.e. only to awards granted or modified on or after the effective date of the issue) or retrospectively. Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented (i.e., the earliest presented comparative period). We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

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

SEPTEMBER 30, 2014

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In January 2014, the FASB issued ASU No. 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310- 40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure" ("ASU 2014-04"). Current US GAAP requires a loan to be reclassified to Other Real Estate Owned ("OREO") upon a troubled debt restructuring that is "in substance a repossession or foreclosure," where the creditor receives "physical possession" of the debtor's assets regardless of whether formal foreclosure proceedings take place. The amendments in ASU 2014-04 clarify when an "in substance a repossession or foreclosure" and "physical possession" has occurred as these terms are not defined in US GAAP, in addition to requiring certain supplementary interim and annual disclosures. The ASU is effective for fiscal years beginning after December 15, 2014 (and interim periods within those fiscal years) and shall be applied prospectively, with early adoption permitted. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

Adopted Accounting Pronouncements

        In July 2013, the FASB issued ASU 2013-10, "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate, ("OIS")) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2013-10"). ASU 2013-10 ratified the Task Force's consensus to allow the Fed Funds effective swap rate to serve as a benchmark interest rate in the United States, which was previously defined in ASC 815 as either (1) a rate on direct obligations of the U.S. Department of the Treasury (UST) or (2) the LIBOR swap rate. ASU 2013-10 does not add to the disclosure requirements in ASC 815-10- 50; however, in order to comply with the required disclosures related to fair value in ASC 820 a separate process for determining the fair value hierarchy of derivatives when the OIS rate is an input may be required. The ASU is required to be applied prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        As of October 1, 2013, we reviewed the carrying value of goodwill and other intangible assets of each of our two reporting units. Goodwill assigned to the Membership and Exchange and Management and Rental reporting units as of that date was $483.5 million and $22.3 million, respectively. We elected to bypass the qualitative assessment for the 2013 annual test and performed the first step of the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

impairment test on both our reporting units. Following the impairment test, we concluded that each reporting unit's fair value exceeded its carrying value and, therefore, the second step of the impairment test was not necessary. As of September 30, 2014, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on October 1, 2013.

        The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill as of September 30, 2014 and December 31, 2013 (in thousands):

	Balance as of January 1, 2014	Additions	Deductions	Foreign Currency Translation	Goodwill Impairment	Balance as of September 30, 2014
Membership and Exchange	$483,462	$—	$—	$—	$—	$483,462
Management and Rental	57,377	—	—	(294)	—	57,083

Total	$540,839	$—	$—	$(294)	$—	$540,545

	Balance as of January 1, 2013	Additions	Deductions	Foreign Currency Translation	Goodwill Impairment	Balance as of December 31, 2013
Membership and Exchange	$483,462	$—	$—	$—	$—	$483,462
Management and Rental	22,312	34,533	—	532	—	57,377

Total	$505,774	$34,533	$—	$532	$—	$540,839

Other Intangible Assets

        The balance of other intangible assets, net as of September 30, 2014 and December 31, 2013 is as follows (in thousands):

	September 30, 2014	December 31, 2013
Intangible assets with indefinite lives	$135,311	$136,713
Intangible assets with definite lives, net	80,225	89,151

Total intangible assets, net	$215,536	$225,864

        The $1.4 million change in our indefinite-lived intangible assets during the nine months ended September 30, 2014 reflects the associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        At September 30, 2014 and December 31, 2013, intangible assets with indefinite lives relate to the following (in thousands):

	September 30, 2014	December 31, 2013
Resort management contracts	$91,395	$92,797
Trade names and trademarks	43,916	43,916

Total	$135,311	$136,713

        At September 30, 2014, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Purchase agreements	$75,879	$(75,324)	$555
Resort management contracts	107,958	(34,354)	73,604
Other	21,832	(15,766)	6,066

Total	$205,669	$(125,444)	$80,225

        At December 31, 2013, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Purchase agreements	$75,879	$(74,967)	$912
Resort management contracts	108,202	(27,518)	80,684
Other	21,817	(14,262)	7,555

Total	$205,898	$(116,747)	$89,151

        Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $2.9 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively, and $8.7 million and $5.9 million for the nine months ended September 30, 2014 and 2013, respectively. Based on September 30, 2014 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in thousands):

Twelve month period ending September 30,
2015	$11,387
2016	10,407
2017	8,922
2018	8,138
2019	7,467
2020 and thereafter	33,904

$80,225

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	September 30, 2014	December 31, 2013
Computer equipment	$20,765	$20,084
Capitalized software	91,290	84,067
Land, buildings and leasehold improvements	29,235	28,905
Furniture and other equipment	15,588	14,830
Projects in progress	12,021	8,296

	168,899	156,182
Less: accumulated depreciation and amortization	(106,891)	(96,626)

Total property and equipment, net	$62,008	$59,556

NOTE 5—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	September 30, 2014	December 31, 2013
Revolving credit facility (interest rate of 1.66% at September 30, 2014 and 1.67% at December 31, 2013)	$258,000	$253,000

Total long-term debt	$258,000	$253,000

Credit Facility

        In April 2014, we entered into the first amendment to the June 21, 2012 amended and restated credit agreement (collectively, the "Amended Credit Agreement") which increases the revolving credit facility from $500 million to $600 million, extends the maturity of the credit facility to April 8, 2019 and provides for certain other amendments to covenants. The terms related to interest rates and commitment fees remain unchanged. As of September 30, 2014, there was $258 million outstanding on the revolving credit facility. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the Amended Credit Agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on our leverage ratio. As of September 30, 2014, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The Amended Credit Agreement has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% per annum based on our leverage ratio and as of September 30, 2014 the commitment fee was 0.275%. Interest expense for the three months ended September 30, 2014 and 2013 was $1.5 million and $1.3 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $4.5 million and $4.6 million, respectively.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

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

        The Amended Credit Agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the Amended Credit Agreement. Additionally, we are required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement. Currently, the maximum consolidated leverage ratio is 3.5x and the minimum consolidated interest coverage ratio is 3.0x. As of September 30, 2014, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 1.38 and 32.95, respectively.

        In November 2014, we entered into a second amendment to the Amended Credit Agreement which primarily provides for a second letter of credit issuer and certain other amendments to covenants. Under this amendment, the financial covenants, interest rates, commitment fees and other significant terms remain unchanged.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 5—LONG-TERM DEBT (Continued)

Debt Issuance Costs

        In connection with entering into the Amended Credit Agreement in June 2012, we incurred $3.9 million of lender and third-party debt issuance costs and wrote-off the remaining unamortized balance of $0.6 million relating to the original revolving credit and term loan facilities. In connection with entering into the first amendment in April 2014, we carried over $2.5 million of unamortized debt issuance costs pertaining to our June 2012 Amended Credit Agreement and incurred and deferred an additional $1.7 million of debt issuance costs. As of September 30, 2014, total unamortized debt issuance costs were $3.9 million, net of $1.8 million of accumulated amortization. As of December 31, 2013, total debt issuance costs on outstanding debt were $2.7 million, net of $1.2 million of accumulated amortization. Unamortized debt issuance costs are included in "Other non-current assets" in our consolidated balance sheets and are amortized to "Interest expense" on a straight-line basis through the maturity date of the Amended Credit Agreement.

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

Fair Value of Financial Instruments

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

instruments during the three and nine months ended September 30, 2014. Our financial instruments include guarantees, letters of credit and surety bonds.

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$83,947	$83,947	$48,462	$48,462
Restricted cash and cash equivalents	6,011	6,011	7,421	7,421
Long-term debt	(258,000)	(258,000)	(253,000)	(253,000)

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

        The carrying value of the outstanding balance under our revolving credit facility approximates fair value as of September 30, 2014 and December 31, 2013 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

Fair Value of Contingent Consideration

        In connection with the VRI Europe transaction, we had an obligation to transfer additional consideration in the form of cash, resulting in incremental noncontrolling interest value in VRI Europe, based on final results of the acquired business for the twelve months ended December 31, 2013. During the second quarter of 2014, the parties reached final agreement resulting in a downward adjustment to the amount of contingent consideration by approximately $1.3 million, net of noncontrolling interest, which was recognized in earnings during that quarter. The final agreed upon liability of $6.5 million was settled in full during the second quarter of 2014.

        Additionally, in connection with our fourth quarter 2013 acquisitions, certain amounts related to the purchase consideration paid at closing were deposited into escrow to be held subject to specified future events which could occur over a period ranging from the respective acquisition dates up to 36 months thereafter, as applicable. Pursuant to ASC 805, we consider these escrowed funds to be contingent consideration whereby their release from escrow is subject to future performance. During the second quarter of 2014, the performance related to these escrowed funds was completed and consequently, the escrowed funds were released to the respective third parties and our contingent consideration liability (and corresponding asset representing the prepayment into escrow) was relieved on our consolidated balance sheet as of June 30, 2014.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 7—EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At September 30, 2014, there were 59.5 million shares of ILG common stock issued, of which 57.1 million are outstanding with 2.4 million shares held as treasury stock. At December 31, 2013, there were 59.1 million shares of ILG common stock issued, of which 57.4 million were outstanding with 1.7 million shares held as treasury stock.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of September 30, 2014 and December 31, 2013. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

Dividends Declared

        In February, May and August 2014, our Board of Directors declared quarterly dividend payments of $0.11 per share to shareholders of record on March 13, 2014, June 4, 2014 and September 3, 2014, respectively. In each of March, June and September 2014, a cash dividend of $6.3 million was paid.

        In November 2014, our Board of Directors declared a $0.11 per share dividend payable December 17, 2014 to shareholders of record on December 3, 2014.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 7—EQUITY (Continued)

        During the nine months ended September 30, 2014, we repurchased 0.2 million shares of common stock for $4.1 million, including commissions, under the August 2011 repurchase program, and 0.5 million shares of common stock for $10.0 million, including commissions, under the June 2014 repurchase program. As of September 30, 2014, the remaining availability for future repurchases of our common stock was $10.0 million.

Accumulated Other Comprehensive Loss

        Pursuant to final guidance issued by the FASB in February of 2013, entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL for ILG, including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the nine months ended September 30, 2014, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments as disclosed in our accompanying consolidated statements of comprehensive income.

Noncontrolling Interest and Redeemable Noncontrolling Interest

Noncontrolling Interest

        In connection with the VRI Europe transaction on November 4, 2013, CLC was issued a noncontrolling interest in VRI Europe representing 24.5% of the business, which was determined based on the purchase price paid by ILG for its 75.5% ownership interest as of the acquisition date. As of September 30, 2014 and December 31, 2013, this noncontrolling interest amounts to $34.4 million and $32.7 million, respectively, and is presented on our consolidated balance sheets as a component of equity. The change from December 31, 2013 to September 30, 2014 relates to the recognition of the noncontrolling interest holder's proportional share of VRI Europe's earnings, the translation effect on the foreign currency based amount, and a $0.4 million adjustment related to contingent consideration as discussed in Note 6 to the consolidated financial statements.

        The parties have agreed not to transfer their interests in VRI Europe or CLC's related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG's VRI Europe shares in connection with a sale of the entire CLC resort business subject to minimum returns and a preemptive right by ILG. As of September 30, 2014, there have been no changes in ILG's ownership interest percentage in VRI Europe.

        Additionally, in connection with this arrangement, ILG and CLC entered into a loan agreement whereby ILG has made available to CLC a convertible secured loan facility of $15.1 million that matures five years subsequent to the funding date with interest payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion, which would allow for settlement of the loan in CLC's shares of VRI Europe for contractually determined equivalent value. The funding of this loan was subject to certain conditions precedent that were not met as of September 30, 2014 but were met in October 2014 and this loan was funded at that time.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 7—EQUITY (Continued)

Redeemable Noncontrolling Interest

        The redeemable noncontrolling interest is presented as temporary equity in the mezzanine section between liabilities and equity on our consolidated balance sheet. This interest represents a noncontrolling ownership in the parent company of our Aston and Aqua businesses. In connection with the acquisition of Aston by ILG in May 2007, a member of senior management of this business purchased an ownership interest at the same per share price as ILG, a portion of which accrues preferred dividends at a rate of 10% per annum, and was granted an additional interest vesting over four and a half years. ILG is party to a fair value put and call arrangement with respect to this individual's holdings whereby this member of management could require ILG to purchase their interest or ILG could acquire such interest at fair value. The fair value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by ILG upon the purchase of Aston. The initial value of the preferred interest was equal to the acquisition price of Aston. An additional put right by the holder and call right by ILG would require, upon exercise, the purchase of these non-voting common shares by ILG immediately prior to a registered public offering by Aston, at the public offering price.

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

        As of September 30, 2014, the estimated redemption value of this redeemable interest is lower than the current carrying value on our consolidated balance sheet. Consequently, pursuant to the applicable accounting guidance, no adjustment to the balance of this noncontrolling interest was recorded for the nine months ended September 30, 2014.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 7—EQUITY (Continued)

        The balance of redeemable noncontrolling interest as of September 30, 2014 and 2013 was $0.5 million and $0.4 million, respectively. Changes during the periods then ended are as follows (in thousands):

	September 30,
	2014	2013
Balance, beginning of period	$444	$431
Net income attributable to redeemable noncontrolling interest	8	4

Balance, end of period	$452	$435

NOTE 8—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to Internal Revenue Service ("IRS") restrictions. Matching contributions for the ILG plan were approximately $0.4 million and $1.4 million for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, matching contributions for the ILG plan were approximately $0.4 million and $1.2 million, respectively. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        During the three and nine months ended September 30, 2014 and 2013, we also had or participated in various benefit plans, principally defined contribution plans, for non-U.S. employees. Our contributions for these plans were approximately $0.1 million and $0.2 million in the three and nine months ended September 30, 2014 and 2013, respectively.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 45,322 share units were outstanding at September 30, 2014. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

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

SEPTEMBER 30, 2014

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

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

        Under the ILG 2013 Stock and Incentive Compensation Plan, the maximum aggregate number of shares of common stock reserved for issuance as of adoption is 4.1 million shares, less one share for every share granted under any prior plan after December 31, 2012. As of September 30, 2014, ILG has 2.9 million shares available for future issuance under the 2013 Stock and Incentive Compensation Plan.

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

SEPTEMBER 30, 2014

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

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

        Non-cash compensation expense related to RSUs for the three months ended September 30, 2014 and 2013 was $2.8 million and $2.6 million, respectively. For the nine months ended September 30, 2014 and 2013, non-cash compensation expense related to RSUs was $8.3 million and $7.8 million, respectively. At September 30, 2014, there was approximately $19.4 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 1.9 years.

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

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of sales	$189	$160	$572	$519
Selling and marketing expense	301	292	998	906
General and administrative expense	2,327	2,157	6,727	6,328

Non-cash compensation expense	$2,817	$2,609	$8,297	$7,753

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 9—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes RSU activity during the nine months ended September 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1, 2014	1,495	$17.33
Granted	521	25.94
Vested	(466)	16.25
Forfeited	(13)	18.78

Non-vested RSUs at September 30, 2014	1,537	$20.55

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

        For the three and nine months ended September 30, 2014, ILG recorded an income tax provision for continuing operations of $11.8 million and $36.8 million, respectively, which represents effective tax rates of 34.9% and 35.8% for the respective periods. These tax rates are different than the federal statutory rate of 35% due principally to state and local income taxes offset by foreign income taxed at lower rates. These tax rates decreased due to the shift in the projections of the proportion of income

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

earned and taxed between the various jurisdictions. During the three months ended September 30, 2014, the effective tax rate further decreased due to the impact of favorable discrete items related to the decrease in unrecognized tax benefits associated with the expiration of the statute of limitations related to certain tax credits and other income tax items related to tax credits and state taxes.

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

        As of September 30, 2014 and December 31, 2013, ILG had unrecognized tax benefits of $0.3 million and $0.5 million, respectively, which if recognized, would favorably affect the effective tax rate. During the three months ended September 30, 2014, the unrecognized tax benefits decreased by a net amount of approximately $0.1 million primarily attributable to the decrease in unrecognized tax benefits associated with the expiration of the statute of limitations related to certain tax credits. Additionally, during the nine months ended September 30, 2014, the unrecognized tax benefits decreased during the first quarter of 2014 by approximately $0.1 million related to the decrease in unrecognized tax benefits as a result of the expiration of the statute of limitations related to foreign taxes.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and nine months ended September 30, 2014. During the nine months ended September 30, 2014, interest and penalties decreased by approximately $0.1 million during the first quarter of 2014 as a result of the expiration of the statute of limitations related to foreign taxes. As of September 30, 2014, ILG had accrued $0.3 million for interest and penalties.

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

SEPTEMBER 30, 2014

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

        The statute of limitations for IAC's federal consolidated tax returns for the years 2001 through 2009, which includes our operations from September 24, 2002, our date of acquisition by IAC, until the spin-off in August 2008, expired on July 1, 2014. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination for various tax years beginning with 2006. The IRS is also currently examining ILG's federal consolidated tax return for the period ended December 31, 2012. This examination began during the current quarter. As of September 30, 2014, no other open tax years are under examination by the IRS or any material state and local jurisdictions.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Membership and Exchange
Revenue	$86,606	$86,615	$268,891	$284,227
Cost of sales	19,487	20,442	64,462	68,679

Gross profit	67,119	66,173	204,429	215,548
Selling and marketing expense	13,856	11,919	39,987	37,973
General and administrative expense	23,120	21,519	68,915	64,211
Amortization expense of intangibles	322	337	990	1,011
Depreciation expense	3,315	3,186	10,061	9,872

Segment operating income	$26,506	$29,212	$84,476	$102,481

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Management and Rental
Management fee revenue	$35,095	$16,209	$104,050	$47,825
Pass-through revenue	24,982	16,332	74,311	46,968

Total revenue	60,077	32,541	178,361	94,793
Cost of sales	39,508	21,549	118,144	63,109

Gross profit	20,569	10,992	60,217	31,684
Selling and marketing expense	943	1,032	3,190	2,985
General and administrative expense	8,220	5,868	25,113	17,706
Amortization expense of intangibles	2,557	1,613	7,750	4,847
Depreciation expense	450	313	1,373	987

Segment operating income (loss)	$8,399	$2,166	$22,791	$5,159

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated
Revenue	$146,683	$119,156	$447,252	$379,020
Cost of sales	58,995	41,991	182,606	131,788

Gross profit	87,688	77,165	264,646	247,232
Direct segment operating expenses	52,783	45,787	157,379	139,592

Operating income	$34,905	$31,378	$107,267	$107,640

        Selected financial information by reporting segment is presented below (in thousands):

	September 30, 2014	December 31, 2013
Total Assets:
Membership and Exchange	$767,122	$732,161
Management and Rental	281,737	292,458

Total	$1,048,859	$1,024,619

Geographic Information

        We conduct operations through offices in the U.S. and 15 other countries. For the nine months ended September 30, 2014 and 2013 revenue is sourced from over 100 countries worldwide. Other than the United States and Europe, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the three and nine months ended September 30, 2014 and 2013.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 11—SEGMENT INFORMATION (Continued)

        Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
United States	$112,973	$98,252	$345,201	$310,722
Europe	18,337	6,530	55,046	19,609
All other countries(a)	15,373	14,374	47,005	48,689

Total	$146,683	$119,156	$447,252	$379,020

(a)
Includes countries within the following continents: Africa, Asia, Australia, North America and South America.

	September 30, 2014	December 31, 2013
Long-lived assets (excluding goodwill and other intangible assets):
United States	$56,320	$53,056
Europe	5,172	5,812
All other countries	516	688

Total	$62,008	$59,556

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

        Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. At September 30, 2014, guarantees, surety bonds and letters of credit totaled $20.2 million, with the highest annual amount of $11.6 million in

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

year one. The total includes the maximum potential amount of future payments (undiscounted) under guarantees of $17.7 million, which primarily relates to the Management and Rental segment's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the segment's management activities, entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

        In addition, certain of the Management and Rental segment's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of September 30, 2014, future amounts are not expected to be significant, individually or in the aggregate. Certain of our Management and Rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of September 30, 2014, amounts pending reimbursements are not significant.

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

        As of September 30, 2014 and December 31, 2013, ILG had an accrual of $2.2 million and $2.9 million, respectively, representing the net exposure of any VAT reclaim refund receivable and accrued VAT liabilities related to this matter. The net change in the accrual relates to a decrease in the change in estimate primarily to update the periods for which the accrued VAT liabilities are due, as well as the effect of foreign currency remeasurements. The change in estimate resulted in $0.1 million and $0.7 million of favorable adjustments to earnings in our consolidated statements of income for the three and nine months ended September 30, 2014, respectively.

        Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities as of September 30, 2014 may range from $2.2 million up to approximately $2.9 million based on quarter-end exchange rates. ILG believes that the $2.2 million accrual at September 30, 2014 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

NOTE 13—SUBSEQUENT EVENT

        On October 1, 2014, ILG completed the previously announced acquisition of Hyatt Residential Group, now operating as Hyatt Vacation Ownership, from wholly-owned subsidiaries of Hyatt Hotels

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2014

(Unaudited)

NOTE 13—SUBSEQUENT EVENT (Continued)

Corporation for approximately $220 million in cash. In connection with the acquisition, a subsidiary of ILG has entered into a global Master License Agreement which provides for an exclusive license for use of the Hyatt® brand with respect to the shared ownership business in exchange for license fees. Additionally, in connection with the acquisition, we have agreed to guarantee up to $36.7 million of the construction loans for the Maui project.

        We are currently in the process of completing the purchase price allocation for this acquisition. At this time, it is not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for this transaction given the short period of time between the acquisition date and the filing of this Form 10-Q.

        During the three and nine months ended September 30, 2014, ILG incurred $0.7 million and $3.5 million of acquisition related costs in connection with this transaction, which are included in general and administrative expense in our consolidated statements of income.

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

        Actual results could differ materially from those contained in the forward- looking statements included in this quarterly report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for, or insolvency of developers; consolidation of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns; changes in our senior management; regulatory changes; our ability to compete effectively and successfully add new products and services; our ability to successfully manage and integrate acquisitions; the occurrence of a "change in control" event under our master license agreement; our failure to comply with designated Hyatt® brand standards with respect to the operation of the Hyatt Vacation Ownership business; our ability to market vacation ownership interests successfully and efficiently; impairment of assets; the restrictive covenants in our revolving credit facility; adverse events or trends in key vacation destinations; business interruptions in connection with our technology systems; ability of managed homeowners' associations to collect sufficient maintenance fees; third parties not repaying advances or extensions of credit; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of our 2013 Annual Report on Form 10-K and in Part II of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

GENERAL

        The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three and nine months ended September 30, 2014. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this report as well as our 2013 Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). This discussion includes the following sections:

  •
  Management Overview

  •
  Results of Operations

  •
  Financial Position, Liquidity and Capital Resources

  •
  Critical Accounting Policies and Estimates

  •
  ILG's Principles of Financial Reporting

  •
  Reconciliations of Non-GAAP Measures

 MANAGEMENT OVERVIEW

General Description of our Business

        ILG is a leading global provider of non-traditional lodging encompassing a portfolio of travel, leisure, membership, exchange, resort management, and rental businesses. We operate in two segments: Membership and Exchange and Management and Rental. Membership and Exchange, offers leisure and travel-related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. Management and Rental provides hotel, condominium resort, timeshare resort and homeowners' association management, and rental services to both vacation property owners and vacationers.

Membership and Exchange Services

        Interval, the principal business comprising our Membership and Exchange segment, has been a leader in the membership and exchange services industry since its founding in 1976. As of September 30, 2014, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

  •
  a large and diversified base of participating resorts consisting of approximately 2,900 resorts located in over 80 countries, including both leading independent resort developers and branded hospitality companies; and

  •
  approximately 1.8 million vacation ownership interest owners enrolled as members of the Interval Network.

        Interval typically enters into multi-year contracts with developers of vacation ownership resorts, pursuant to which the resort developers agree to enroll all purchasers of vacation interests at the applicable resort as members of an Interval exchange program. In return, Interval provides enrolled purchasers with the ability to exchange the use and occupancy of their vacation interest at the home resort (generally for a period of one week) for the right to occupy accommodations at a different resort participating in the Interval exchange network. Through Interval's Getaways, members may rent resort accommodations for a fee without relinquishing the use of their vacation interest. In addition, Interval offers sales, marketing and operational support, consulting and back-office services, including reservation servicing, to certain resort developers participating in the Interval Network, upon their request and for additional consideration.

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

        As of September 30, 2014, the businesses that comprise our Management and Rental segment provided various management and rental services to travelers and owners at more than 225 vacation properties, resorts and club locations.

        Revenue from the Management and Rental segment is derived principally from fees for hotel, condominium resort, timeshare resort, vacation clubs and homeowners' association management and rental services. Management fees consist of a base management fee, incentive management fee, service fees, and, in some instances, annual maintenance fees, as applicable. Incentive management fees are generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. Annual maintenance fees are amounts paid by timeshare owners for maintaining and operating the respective properties, including management services.

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

International Revenue

        International revenue increased in the three and nine months ended September 30, 2014 by 61.3% and 49.4%, respectively, compared to the same periods in 2013. As a percentage of our total revenue, international revenue increased in the three and nine months ended September 30, 2014 to 23.0% and 22.8%, respectively, from 17.5% and 18.0% in the same periods in 2013. The increase in international revenue as a percentage of total revenue in 2014 is attributable to revenue from our VRI Europe joint venture established in November 2013.

Other Factors Affecting Results

Membership and Exchange

        The consolidation of resort developers driven by bankruptcies and the lack of receivables financing previously resulted in a decrease in the flow of new members from point of sale to our exchange networks. Access to financing has returned to the industry following the recession and slow recovery. While fewer new projects have been constructed in the last several years, developers and homeowners' associations have been taking back vacation ownership interests which are available to be sold again. This allows developers to continue to generate sales revenues without significant capital expenditure for development and causes homeowners' associations at resorts that are no longer linked to a developer to look for efficient distribution channels to resell the inventory to preserve the maintenance fee paying owner base. Additionally, a high proportion of sales by developers are to their existing owners, which does not result in new members to the Interval Network.

        Our 2014 results to-date continue to be negatively affected by a shift in the percentage mix of our membership base from traditional, direct renewal members to corporate members, a tightening in the availability of exchange and Getaway inventory and, to a lesser extent, during the first quarter of 2014, severe weather throughout much of the United States which limited demand to certain destinations with availability. In addition, during the first quarter we secured multi-year renewals with several large developer clients that account for approximately two-thirds of the Interval Network corporate members; however, the terms associated with these renewals have resulted in reduced profitability. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate; however, these members tend to have a lower propensity to transact with us. Membership mix as of September 30, 2014 included 58.9% traditional and 41.1% corporate members, compared to 60.5% and 39.5%, respectively, as of September 30, 2013.

Management and Rental

        Results from our Aston and Aqua businesses are susceptible to variations in economic conditions that could impact key performance metrics related to transient leisure travel such as RevPAR, available room nights, average daily rate and occupancy. Our other Management and Rental businesses focus on timeshare resort management and, consequently, are not materially impacted by transient leisure travel metrics. As a result, we do not report these performance metrics for these businesses.

        According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii increased 1.6% and 0.9% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. Aston's occupancy in Hawaii for the three and nine months ended September 30, 2014 declined from last year, which led to lower revenue per available room for the quarter but was offset by higher average daily rate in the year-to-date-period when compared to 2013. For comparative purposes, Aqua has been excluded from this analysis. As of the latest forecast (August 2014), the Hawaii Department of Business, Economic Development and Tourism projects increases of 0.7% in visitors to Hawaii and 2.6% in visitor expenditures in 2014 over 2013.

        During the second quarter of 2014, we advanced with our restructuring plan of consolidating TPI and VRI's corporate office into one building. As part of this initiative, we incurred approximately $0.1 million and $1.3 million in restructuring expense during the three and nine months ended September 30, 2014, respectively, which is included in general and administrative expense within our consolidated statements of income. These amounts mainly resulted from estimated costs of exiting contractual commitments. As of September 30, 2014, approximately $0.4 million is accrued within accrued expenses and other current liabilities on our consolidated balance sheet pertaining to these restructuring costs.

Business Acquisitions

        During the fourth quarter of 2013, we purchased the European shared ownership resort management business of CLC and all of the equity of Aqua, a Hawaii-based hotel and resort management company. These acquisitions were not individually significant; however, the year-over-year comparability for the three and nine months ended September 30, 2014 was affected as further discussed in our Results of Operations section.

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

        For the Management and Rental segment, we expect year-over-year RevPAR to hold steady as the tourism recovery of its largest market, Hawaii, moderates. Additionally, airlift into the island chain remains a positive factor bolstering the Hawaiian tourism economy; however, limited airlift between islands and increases in the cost of a Hawaiian vacation may continue to negatively impact visitor arrivals and temper growth.

Business Acquisitions

        The completion of the VRI Europe and Aqua transactions during the fourth quarter of 2013 will affect the year-over-year comparability of our results of operations for the year ended December 31, 2014 and respective interim periods. The VRI Europe transaction will continue to affect international revenue as a percentage of total revenue.

        On October 1, 2014, ILG completed the previously announced acquisition of Hyatt Residential Group, now operating as Hyatt Vacation Ownership, from wholly-owned subsidiaries of Hyatt Hotels Corporation for approximately $220 million in cash. In connection with the acquisition, a subsidiary of ILG has entered into a global Master License Agreement which provides for an exclusive license for use of the Hyatt® brand with respect to the shared ownership business in exchange for license fees. Additionally, the completion of this acquisition will affect the year-over-year comparability of our results of operations for the quarter ended December 31, 2014 and the nine months ended September 30, 2015.

RESULTS OF OPERATIONS

Revenue

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$46,868	1.8%	$46,039
Membership fee revenue	32,017	(0.8)%	32,289
Ancillary member revenue	1,896	8.3%	1,751

Total member revenue	80,781	0.9%	80,079
Other revenue	5,825	(10.9)%	6,536

Total Membership and Exchange revenue	$86,606	(0.0)%	$86,615

Management and Rental
Management fee and rental revenue	$35,095	116.5%	$16,209
Pass-through revenue	24,982	53.0%	16,332

Total Management and Rental revenue	$60,077	84.6%	$32,541

Total revenue	$146,683	23.1%	$119,156

        Revenue for the three months ended September 30, 2014 increased $27.5 million, or 23.1%, from the comparable period in 2013. The increase in revenue is attributable to our Management and Rental segment, which increased $27.5 million, or 84.6%, in the quarter compared to 2013. Membership and Exchange segment revenue was consistent with the prior year.

Membership and Exchange

        Membership and Exchange revenue of $86.6 million in the third quarter of 2014 was consistent with the prior year. During the quarter, transaction revenue increased $0.8 million and ancillary revenue increased $0.1 million primarily related to our travel agency activities. These increases were offset by a decrease of $0.7 million in other revenue, which is primarily attributable to lower transaction activity within other membership programs outside of the Interval Network, and a $0.3 million decrease in membership fee revenue.

        The increase in transaction revenue is attributable to higher revenue from exchanges and Getaways of $1.1 million, driven mainly by our E-Plus product launched in the latter half of last year, partly offset by lower reservation servicing and other transaction related fees of $0.3 million. Transaction revenue from exchanges and Getaways was favorably impacted by an increase of 3.9% in average fee for exchanges and Getaways, partly offset by a decline in transaction volume of 2.0%. Lower transaction volume is related to the shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity.

        Total active members in the Interval Network at September 30, 2014 remained relatively consistent with the prior year at approximately 1.81 million members. The decrease of $0.3 million in membership fee revenue in the quarter largely reflects the impact of less favorable membership fees associated with the multi-year renewals of several large corporate developer clients in the first quarter of 2014 when compared to prior arrangements, partially offset by a $0.6 million settlement of a previously reserved membership fee receivable. Additionally, the period was negatively affected by the shift in percentage mix of our membership base from traditional to corporate members. The unfavorable impact of these items was partly mitigated by continued improvement in the member base penetration of our Platinum and Club Interval Gold products. Overall, Interval Network average revenue per member was $44.57 in the quarter, an improvement of 1.2% from $44.06 in the prior year period.

Management and Rental

        The increase of $18.9 million, or 116.5%, in management fee and rental revenue includes $19.6 million of incremental revenue from our VRI Europe and Aqua acquisitions. Excluding Aqua, Aston revenue per available room ("RevPAR") in the quarter of $146.04 was relatively consistent with RevPAR of $145.53 in the prior year. Aston and Aqua combined RevPAR was $130.82, a decrease of 10.1% over prior year's Aston standalone results due to the inclusion of Aqua which operates at lower RevPAR.

        Pass-through revenue represents reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners association without mark-up. The increase in pass-through revenue of $8.7 million, or 53.0%, in the quarter is due to our acquisition of Aqua.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange
Transaction revenue	$150,294	(4.5)%	$157,361
Membership fee revenue	95,437	(6.9)%	102,471
Ancillary member revenue	5,228	(4.7)%	5,487

Total member revenue	250,959	(5.4)%	265,319
Other revenue	17,932	(5.2)%	18,908

Total Membership and Exchange revenue	$268,891	(5.4)%	$284,227

Management and Rental
Management fee and rental revenue	$104,050	117.6%	$47,825
Pass-through revenue	74,311	58.2%	46,968

Total Management and Rental revenue	$178,361	88.2%	$94,793

Total revenue	$447,252	18.0%	$379,020

        Revenue for the nine months ended September 30, 2014 increased $68.2 million, or 18.0%, from the comparable period in 2013. Management and Rental segment revenue increased $83.6 million, or 88.2%, in the period compared to 2013, while Membership and Exchange segment revenue decreased $15.3 million, or 5.4%, year-over-year.

Membership and Exchange

        Membership and Exchange revenue decreased $15.3 million, or 5.4%, in the first nine months of 2014 compared to 2013. Of this decrease, $4.1 million represents the correction of an immaterial prior period net understatement of revenue recorded in the second quarter of 2013. Excluding the impact of the prior period item recorded in the second quarter of 2013, Membership and Exchange revenue decreased $11.3 million, or 4.0%, in the period compared to prior year.

        This decrease of $11.3 million in segment revenue primarily resulted from lower transaction revenue and membership fee revenue of $7.1 million and $3.0 million, respectively. The decrease in transaction revenue is mainly related to a drop in revenue from exchanges and Getaways of $7.2 million, partly offset by a rise in other transaction related fees. Lower transaction revenue from exchanges and Getaways was caused by a decline in transaction volume of 8.3%, partly offset by an increase of 4.2% in average fee per transaction. Lower transaction volume is related to the shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity, coupled with a tightening in the availability of exchange and Getaway inventory mainly in the first quarter of 2014.

        The decrease of $3.0 million in membership fee revenue in the nine months largely reflects the impact of less favorable membership fees associated with the multi-year renewals of several large corporate developer clients in the first quarter of 2014 when compared to prior arrangements, partially offset by a $0.6 million settlement of a previously reserved membership fee receivable. Additionally, the period was negatively affected by the shift in the percentage mix of our membership base from traditional to corporate members. This impact has been partly mitigated by continued improvement in the member base penetration of our Platinum and Club Interval Gold products. Overall Interval Network average revenue per member was $138.28 in 2014, lower by 4.9% from $145.48 in the prior year period. Excluding the impact of the prior period item recorded in the second quarter of 2013, average revenue per member decreased 3.5% from $143.26 in the prior year to $138.28 this period.

Management and Rental

        The increase of $56.2 million, or 117.6%, in management fee and rental revenue includes $57.2 million of incremental revenue from our VRI Europe and Aqua acquisitions. Excluding Aqua, Aston RevPAR for the first nine months of 2014 of $146.20 was consistent with $146.74 in the prior year. Aston and Aqua combined RevPAR was $127.51, a decrease of 13.1% over prior year's Aston standalone results due to the inclusion of Aqua which operates at a lower RevPAR. The increase in pass-through revenue of $27.3 million, or 58.2%, in 2014 is related to our acquisition of Aqua.

Cost of Sales

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange	$19,487	(4.7)%	$20,442
Management and Rental
Management fee and rental expenses	14,526	178.4%	5,217
Pass-through expenses	24,982	53.0%	16,332

Total Management and Rental cost of sales	39,508	83.3%	21,549

Total cost of sales	$58,995	40.5%	$41,991

As a percentage of total revenue	40.2%	14.1%	35.2%
As a percentage of total revenue excluding pass-through revenue	48.5%	18.7%	40.8%
Gross margin	59.8%	(7.7)%	64.8%
Gross margin without pass-through revenue/expenses	72.1%	(4.0)%	75.0%

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

        Cost of sales in the third quarter of 2014 increased $17.0 million from 2013, consisting of an increase of $18.0 million from our Management and Rental segment, partly offset by a decrease of $1.0 million from our Membership and Exchange segment. Overall gross margin decreased by 498 basis points to 59.8% this quarter compared to 2013. The decrease in overall gross margin is due to the incremental gross profit contribution from our lower-margin Management and Rental segment relative to total ILG gross profit.

        Gross margin for the Membership and Exchange segment in the third quarter of 2014 improved by 110 basis points to 77.5% compared to the prior year. Cost of sales for this segment decreased $1.0 million, or 4.7%, from 2013. The year-over-year decrease in cost of sales is a result of lower variable call center costs driven by cost management measures tied to lower volumes as well as related member servicing activities.

        The increase of $18.0 million in cost of sales from the Management and Rental segment was primarily attributable to the inclusion of our fourth quarter 2013 acquisitions, which added $9.6 million of incremental expenses and $9.1 million of Aqua pass-through expenses. Gross margin for this segment increased by 46 basis points to 34.2% in the quarter compared to 2013. Excluding the effect of pass-through revenue, gross margin for this segment decreased by 920 basis points to 58.6% in the current quarter when compared to the prior year quarter, largely resulting from the incremental gross profit contribution from VRI Europe relative to total segment gross profit. VRI Europe's business model generally differs from our other management businesses with respect to the fee structure. Our other management businesses charge the association or property owner a management fee that is separate from the association/owner payments to maintain the property, while also recording pass-through revenues and expenses relating to certain reimbursed compensation and other employee-related costs directly associated with managing properties. Typically, VRI Europe fees are charged directly to the vacation owners and include amounts to cover property management and all resort operating expenses. Consequently, VRI Europe's business model normally operates at a lower gross margin than our other management businesses, when excluding pass-through revenue/expenses.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange	$64,462	(6.1)%	$68,679
Management and Rental
Management fee and rental expenses	43,833	171.6%	16,141
Pass-through expenses	74,311	58.2%	46,968

Total Management and Rental cost of sales	118,144	87.2%	63,109

Total cost of sales	$182,606	38.6%	$131,788

As a percentage of total revenue	40.8%	17.4%	34.8%
As a percentage of total revenue excluding pass-through revenue	49.0%	23.4%	39.7%
Gross margin	59.2%	(9.3)%	65.2%
Gross margin without pass-through revenue/expenses	71.0%	(4.7)%	74.5%

        Cost of sales in the first nine months of 2014 increased $50.8 million from 2013, consisting of an increase of $55.0 million from our Management and Rental segment, partly offset by a decrease of $4.2 million from our Membership and Exchange segment. Overall gross margin, adjusted to exclude the impact of the prior period item, decreased by 570 basis points to 59.2% this year compared to 2013. The decrease in overall gross margin is due to the incremental gross profit contribution from our lower-margin Management and Rental segment relative to total ILG gross profit.

        Gross margin for the Membership and Exchange segment in the first nine months of 2014 improved 51 basis points to 76.0% when compared to the prior year and excluding the prior period item. Cost of sales for this segment decreased $4.2 million, or 6.1%, from 2013. The year-over-year decrease in cost of sales is a result of lower purchased inventory expense of $1.4 million, together with a decrease in call center costs and related member servicing activities. The decline in purchased inventory expense was principally due to lower purchased inventory volumes, partly offset by an increase in the average cost per unit of this purchased inventory.

        The increase of $55.0 million in cost of sales from the Management and Rental segment was primarily attributable to the inclusion of our fourth quarter 2013 acquisitions, which added $28.7 million of incremental expenses and an increase of $27.2 million in Aqua pass-through expenses. Gross margin of 33.8% for this segment improved by 34 basis points when compared to the prior year. Excluding the effect of pass-through revenue, gross margin for this segment decreased by 838 basis points to 57.9% in the current year when compared to the prior year largely resulting from the incremental gross profit contribution from VRI Europe relative to total segment gross profit.

Selling and Marketing Expense

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,
	2014	% Change	2013
	(Dollars in thousands)
Selling and marketing expense	$14,799	14.3%	$12,951
As a percentage of total revenue	10.1%	(7.2)%	10.9%
As a percentage of total revenue excluding pass-through revenue	12.2%	(3.5)%	12.6%

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

        Selling and marketing expense in the third quarter of 2014 increased $1.8 million, or 14.3%, compared to 2013. The increase in sales and marketing spend is largely attributable to increased marketing fees related to developer contract renewals during the year. As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 78 and 44 basis points, respectively, during the third quarter of 2014 compared to the prior year.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	% Change	2013
	(Dollars in thousands)
Selling and marketing expense	$43,177	5.4%	$40,958
As a percentage of total revenue	9.7%	(10.7)%	10.8%
As a percentage of total revenue excluding pass-through revenue	11.6%	(6.1)%	12.3%

        Selling and marketing expense in the first nine months of 2014 increased $2.2 million, or 5.4%, compared to 2013. Higher sales and marketing spend is attributable to increased marketing fees related to developer contract renewals during the year, partly offset by lower printing and postage costs associated with a revision to the distribution timing and format of Interval Network member publications, as well as lower sales commissions as compared to the prior year. As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 115 and 76 basis points, respectively, during 2014 compared to the prior year.

General and Administrative Expense

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,
	2014	% Change	2013
	(Dollars in thousands)
General and administrative expense	$31,340	14.4%	$27,387
As a percentage of total revenue	21.4%	(7.0)%	23.0%
As a percentage of total revenue excluding pass-through revenue	25.8%	(3.3)%	26.6%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, as well as facilities costs, fees for professional services and other company-wide benefits.

        General and administrative expense in the third quarter of 2014 increased $4.0 million from 2013, primarily due to incremental expenses of $2.3 million from the inclusion of our acquired businesses in our results of operations, higher overall compensation and other employee related costs of $2.4 million and a $0.5 million legal settlement, partly offset by a decrease of $0.3 million of professional fees, a favorable year-over-year change to the estimated fair value of contingent consideration for acquisitions, and decreases in other miscellaneous costs.

        The increase in overall compensation and other employee-related costs, excluding incremental expenses from acquired businesses, was mainly due to an increase of $1.4 million in health and welfare insurance expense, primarily resulting from an increase in self-insured claim activity during the quarter compared to the prior year, and higher employee compensation costs. These cost increases were partly offset by $0.5 million of higher capitalized in-house labor costs pertaining to internally developed software.

        As a percentage of total revenue and total revenue excluding pass-through revenue, general and administrative expense decreased 162 and 88 basis points, respectively, during the third quarter of 2014 compared to the prior year.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	% Change	2013
	(Dollars in thousands)
General and administrative expense	$94,028	14.8%	$81,917
As a percentage of total revenue	21.0%	(2.7)%	21.6%
As a percentage of total revenue excluding pass-through revenue	25.2%	2.2%	24.7%

        General and administrative expense in the first nine months of 2014 increased $12.1 million from 2013 in large part due to incremental expenses of $5.2 million from the inclusion of our acquired businesses in our results of operations and higher professional fees of $1.9 million (excluding such incremental expenses from acquired businesses). Additionally, in the current year we have incurred $1.0 million of additional restructuring expenses, consisting mainly of estimated costs of exiting contractual commitments and costs associated with workforce reorganizations, an increase of $3.3 million in overall compensation and other employee related costs (excluding incremental expenses from acquired businesses), and an unfavorable year-over-year change of $0.8 million in our estimated accrual for European Union VAT, as well as certain other miscellaneous cost increases. These increases were partly offset by a favorable year-over-year change of $2.1 million related to the estimated fair value of contingent consideration for acquisitions.

        The increase in overall compensation and employee-related costs, excluding incremental expenses from acquired businesses, were driven predominately by $2.7 million of higher health and welfare insurance expense primarily resulting from an increase in self-insured claim activity during the year compared to the prior year. The $1.9 million increase in professional fees primarily related to accounting and legal services provided largely in connection with acquisition activities, together with additional costs related to certain IT initiatives.

        As a percentage of total revenue and total revenue excluding pass-through revenue, general and administrative expense decreased 59 basis points and increased 54 basis points, respectively, during the first nine months of 2014 compared to the prior year.

Amortization Expense of Intangibles

For the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
	(Dollars in thousands)			(Dollars in thousands)
Amortization expense of intangibles	$2,879	47.6%	$1,950	$8,740	49.2%	$5,858
As a percentage of total revenue	2.0%	19.9%	1.6%	2.0%	26.4%	1.5%
As a percentage of total revenue excluding pass-through revenue	2.4%	24.7%	1.9%	2.3%	32.8%	1.8%

        Amortization expense of intangibles for the three and nine months ended September 30, 2014 increased $0.9 million and $2.9 million, respectively, over the comparable 2013 period due to incremental amortization expense pertaining to intangible assets of our recently acquired businesses.

Depreciation Expense

For the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
	(Dollars in thousands)			(Dollars in thousands)
Depreciation expense	$3,765	7.6%	$3,499	$11,434	5.3%	$10,859
As a percentage of total revenue	2.6%	(12.6)%	2.9%	2.6%	(10.8)%	2.9%
As a percentage of total revenue excluding pass-through revenue	3.1%	(9.1)%	3.4%	3.1%	(6.2)%	3.3%

        Depreciation expense for the three and nine months ended September 30, 2014 increased $0.3 million and $0.6 million, respectively, over the comparable 2013 period largely due to additional depreciable assets being placed in service subsequent to September 30, 2013. These depreciable assets pertain primarily to software and related IT hardware.

Operating Income

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange	$26,506	(9.3)%	$29,212
Management and Rental	8,399	287.8%	2,166

Total operating income	$34,905	11.2%	$31,378

As a percentage of total revenue	23.8%	(9.6)%	26.3%
As a percentage of total revenue excluding pass-through revenue	28.7%	(6.0)%	30.5%

        Operating income in the third quarter of 2014 increased $3.5 million from 2013, consisting of a $6.2 million increase from our Management and Rental segment, offset in part by a $2.7 million decrease from our Membership and Exchange segment.

        Operating income for our Membership and Exchange segment decreased $2.7 million to $26.5 million in the quarter compared to the prior year. The drop in operating income is due to higher sales and marketing spend, largely attributable to increased marketing fees related to developer contract renewals during the year, together with an increase in general and administrative expense driven in large part by higher health and welfare insurance costs.

        The increase in operating income of $6.2 million in our Management and Rental segment is due to the incremental contributions from our recently acquired businesses.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange	$84,476	(17.6)%	$102,481
Management and Rental	22,791	341.8%	5,159

Total operating income	$107,267	(0.3)%	$107,640

As a percentage of total revenue	24.0%	(15.5)%	28.4%
As a percentage of total revenue excluding pass-through revenue	28.8%	(11.3)%	32.4%

        Operating income in the first nine months of 2014 decreased $0.4 million from 2013, consisting of an $18.0 million decrease from our Membership and Exchange segment, offset in part by a $17.6 million increase from our Management and Rental segment. Excluding the $3.5 million impact related to the prior period items recorded in the second quarter of 2013, operating income in the first nine months of 2014 increased $3.1 million, or 3.0%.

        Operating income for our Membership and Exchange segment decreased $18.0 million to $84.5 million in the first nine months of 2013 compared to the prior year. Excluding the prior period item, operating income for this segment decreased $14.5 million over the comparable 2013 period. The decrease in operating income was driven primarily by gross profit contraction in the period, coupled with other operating expense increases such as higher marketing fees, health and welfare insurance costs, and professional fees incurred in connection with acquisition activities.

        The increase in operating income of $17.6 million in our Management and Rental segment is primarily due to the incremental contributions from our recently acquired businesses, partly offset by higher professional fees largely related to acquisition activities and expenses related to restructuring activities.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." Prior period amounts have been recast to conform to the current period definition of Adjusted EBITDA.

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange	$33,015	(6.4)%	$35,276
Management and Rental	11,385	103.6%	5,593

Total adjusted EBITDA	$44,400	8.6%	$40,869

As a percentage of total revenue	30.3%	(11.7)%	34.3%
As a percentage of total revenue excluding pass-through revenue	36.5%	(8.2)%	39.7%

        Adjusted EBITDA in the third quarter of 2014 increased by $3.5 million, or 8.6%, from 2013, consisting of a $5.8 million increase from our Management and Rental segment, offset in part by a $2.3 million decrease from our Membership and Exchange segment.

        Adjusted EBITDA of $33.0 million from our Membership and Exchange segment declined by $2.3 million, or 6.4%, compared to the prior year. The drop in adjusted EBITDA is mainly correlated with reduced profitability resulting from securing multi-year renewals from several of our largest corporate developer clients during the first quarter of 2014. Additionally, transaction revenue was adversely affected in the period by the shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity. These items were partially offset by positive membership fee revenue contributions from our Platinum and Club Interval Gold products as well as our E-Plus product launched in the latter half of last year which bolstered transaction revenue in the quarter.

        Adjusted EBITDA from our Management and Rental segment rose by $5.8 million, or 103.6%, to $11.4 million in the quarter from $5.6 million in 2013. The growth in adjusted EBITDA in this segment is attributable to the incremental contribution from our recently acquired businesses.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	% Change	2013
	(Dollars in thousands)
Membership and Exchange	$104,425	(10.9)%	$117,186
Management and Rental	31,740	123.4%	14,210

Total adjusted EBITDA	$136,165	3.6%	$131,396

As a percentage of total revenue	30.4%	(12.2)%	34.7%
As a percentage of total revenue excluding pass-through revenue	36.5%	(7.7)%	39.6%

        Adjusted EBITDA in the first nine months of 2014 increased by $4.8 million, or 3.6%, from 2013, consisting of a $17.5 million increase from our Management and Rental segment, offset in part by a $12.8 million decrease from our Membership and Exchange segment.

        Adjusted EBITDA of $104.4 million from our Membership and Exchange segment declined by $12.8 million, or 10.9%, compared to the prior year. The drop in adjusted EBITDA is mainly correlated with a decline in transaction revenue in the period, lower member related fees and reduced profitability resulting from securing multi-year renewals from several of our largest corporate developer clients as well as lower transaction volume overall. Transaction revenue was adversely affected in the period by the shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity, coupled with a tightening in the availability of exchange and Getaway inventory mainly during the first quarter of 2014. Additionally, adjusted EBITDA in the period was unfavorably impacted by an increase in overall compensation and other employee-related costs partly attributable to an increase in health and welfare insurance costs resulting from higher self-insured claim activity when compared to last year. These items were partially offset by the positive contributions from our Platinum, Club Interval Gold, and E-Plus products, as well as cost savings related to our call center and a revision to the distribution timing and format of Interval Network member publications.

        Adjusted EBITDA from our Management and Rental segment rose by $17.5 million, or 123.4%, to $31.7 million in the first nine months of 2014 from $14.2 million in the prior year. The growth in adjusted EBITDA in this segment is driven by the incremental contribution from our recently acquired businesses.

Other Income (Expense), net

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,
	2014	% Change	2013
	(Dollars in thousands)
Interest income	$55	(8.3)%	$60
Interest expense	$(1,529)	18.1%	$(1,295)
Other income, net	$511	(886.2)%	$(65)

        Interest income of $0.1 million in the third quarter of 2014 was relatively consistent with the prior year. Interest expense in the third quarter of 2014 and 2013 relates to interest and amortization of debt costs on our amended and restated revolving credit facility. The $0.2 million increase interest expense for the quarter compared to prior year is primarily due to a higher average balance outstanding under the revolving credit facility together with higher commitment fees on undrawn amounts on our revolving credit facility as a function of increasing the facility from $500 million to $600 million as part the April 2014 amendment. These increases were partly offset by a lower average interest rate applicable to the period compared to prior year.

        Other expense, net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange net gain was $0.5 million in the third quarter of 2014 compared to a net loss of $0.1 million in 2013. The favorable fluctuations during the current quarter were principally driven by U.S. dollar positions held at September 30, 2014 affected by the stronger dollar compared to the Colombian and Mexican pesos. The unfavorable fluctuations during the prior year quarter were U.S. dollar positions held at September 30, 2013 affected by the weaker dollar compared to the British pound and the Colombian peso.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	% Change	2013
	(Dollars in thousands)
Interest income	$154	(45.4)%	$282
Interest expense	$(4,481)	(1.7)%	$(4,559)
Other income (expense), net	$95	(89.4)%	$893

        Interest income decreased $0.1 million in the first nine months of 2014 compared to 2013 due to certain loans receivable being outstanding and accruing interest for a portion of the first quarter of 2013 prior to settlement during that quarter.

        Interest expense in the first nine months of 2014 relates to interest and amortization of debt costs on our amended and restated revolving credit facility. Lower interest expense in the quarter is primarily a function of a lower average interest rate applicable to the period compared to prior year, partly offset by higher average balance outstanding on our revolver and higher commitment fees on undrawn amounts on our revolving credit facility as a function of increasing the facility from $500 million to $600 million as part the April 2014 amendment.

        Other expense, net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange net gain was $0.4 million in the first nine months of 2014 compared to a net gain of $1.2 million in 2013. The favorable fluctuations during the year were primarily driven by U.S. dollar positions held at September 30, 2014 affected by the stronger dollar compared to the Mexican and Colombian pesos. The favorable fluctuations during the 2013 period were principally driven by U.S. dollar positions held at September 30, 2013 affected by the stronger dollar compared to the Colombian and Mexican pesos and the Egyptian pound.

Income Tax Provision

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

        For the three months ended September 30, 2014 and 2013, ILG recorded income tax provisions for continuing operations of $11.8 million and $13.0 million, respectively, which represent effective tax rates of 34.9% and 43.1%, respectively. For the three months ended September 30, 2014, the effective tax rate is lower than the prior year period due to the shift in the projections of the proportion of income earned and taxed between the various jurisdictions and the impact of favorable discrete items related to the decrease in unrecognized tax benefits associated with the expiration of the statute of limitations related to certain tax credits and other income tax items related to tax credits and state taxes. Additionally, the effective tax rate for the three months ended September 30, 2013 further increased due to the effect of changes in tax laws in certain states and in the U.K., as discussed further below.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

        For the nine months ended September 30, 2014 and 2013, ILG recorded income tax provisions for continuing operations of $36.8 million and $41.6 million, respectively, which represent effective tax rates of 35.8% and 39.9%, respectively. For the nine months ended September 30, 2014, the effective tax rate is lower than the prior year period due to the shift in the projections of the proportion of income earned and taxed between the various jurisdictions and the impact of favorable discrete items recorded during the third quarter related to the decrease in unrecognized tax benefits associated with the expiration of the statute of limitations related to certain tax credits and other income tax items related to tax credits and state taxes. Additionally, the effective tax rate in the 2013 period further increased due to the effect of changes in tax laws in certain states and in the U.K., as discussed further below, that were enacted during the third quarter of 2013.

        As of September 30, 2014 and December 31, 2013, ILG had unrecognized tax benefits of $0.3 million and $0.5 million, respectively, which if recognized, would favorably affect the effective tax rate. During the three months ended September 30, 2014, the unrecognized tax benefits decreased by a net amount of approximately $0.1 million primarily attributable to the decrease in unrecognized tax benefits associated with the expiration of the statute of limitations related to certain tax credits. Additionally, during the nine months ended September 30, 2014, the unrecognized tax benefits decreased during the first quarter of 2014 by approximately $0.1 million related to the decrease in unrecognized tax benefits as a result of the expiration of the statute of limitations related to foreign taxes.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest for the three and nine months ended September 30, 2014. During the nine months ended September 30, 2014, interest and penalties decreased by approximately $0.1 million during the first quarter of 2014 as a result of the expiration of the statute of limitations related to foreign taxes. As of September 30, 2014, ILG had accrued $0.3 million for interest and penalties.

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

        ILG has routinely been under audit by federal, state, local and foreign taxing authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by ILG are recorded in the period they become known. Under a tax sharing agreement, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. The IRS is also currently examining ILG's federal consolidated tax return for the period ended December 31, 2012. This examination began during the current quarter. As of September 30, 2014, no other open tax years are under examination by the IRS or any material state and local jurisdictions.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2014, we had $83.9 million of cash and cash equivalents, including $57.2 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $40.2 million is held in foreign jurisdictions, principally the U.K. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is used as our primary source of liquidity. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the nine months ended September 30, 2014 and, as of September 30, 2014, the respective cash balances were immaterial to our overall cash on hand.

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

Cash Flows Discussion

Operating Activities

        Net cash provided by operating activities increased to $91.5 million in the nine months ended September 30, 2014 from $89.3 million in the same period of 2013. The increase of $2.2 million from 2013 was principally due to lower income taxes paid of $1.9 million, as well as to higher net cash receipts mostly offset by payments made in connection with long-term agreements in the first quarter of 2014.

Investing Activities

        Net cash used in investing activities of $15.0 million in the nine months ended September 30, 2014 pertain to capital expenditures of $14.2 million primarily related to IT initiatives, and to an investment in loan receivable of $0.8 million. Net cash used in investing activities of $1.4 million in the nine months ended September 30, 2013 primarily related to capital expenditures of $9.3 million principally pertaining to IT initiatives and to the acquisition of certain property management contracts and other assets by our management and rental segment, partially offset by the early repayment of an existing loan receivable totaling $9.9 million.

Financing Activities

        Net cash used in financing activities of $38.8 million in the nine months ended September 30, 2014 primarily related to cash dividend payments of $19.0 million, repurchases of our common stock which settled during the year at market prices totaling $14.1 million (including commissions), $7.3 million of contingent consideration payments relating to acquisitions, withholding taxes on the vesting of restricted stock units of $4.0 million, and payment of $1.7 million of debt issuance costs related to the amendment of our credit facility in April 2014. These uses of cash were partially offset by $5.0 million of net borrowings on our revolving credit facility, excess tax benefits from stock-based awards, and the proceeds from the exercise of stock options. Net cash used in financing activities of $84.1 million in the nine months ended September 30, 2013 primarily related to principal payments of $70 million on our revolving credit facility, $12.6 million of dividends paid, and withholding taxes on the vesting of restricted stock units of $4.5 million. These uses of cash were partially offset by excess tax benefits from stock-based awards and the proceeds from the exercise of stock options.

        On April 8, 2014, we entered into the first amendment to our amended and restated credit agreement which increases the revolving line of credit from $500 million to $600 million, extends the maturity of the credit facility to April 8, 2019 and provides for certain other amendments to covenants. The terms related to interest rates and commitment fees remain unchanged. As of September 30, 2014, borrowings outstanding under the revolving credit facility amounted to $258 million.

        Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on our leverage ratio. As of September 30, 2014, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The revolving credit facility has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% per annum based on our leverage ratio and as of September 30, 2014, the commitment fee was 0.275%.

        The revolving credit facility has various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The revolving credit facility requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the amended credit agreement. Additionally, we were required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense, as defined in the Amended Credit Agreement. Currently, the maximum consolidated leverage ratio is 3.5x and the minimum consolidated interest coverage ratio is 3.0x. As of September 30, 2014, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 1.38 and 32.95, respectively.

Free Cash Flow

        Free cash flow is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." For the nine months ended September 30, 2014 and 2013, free cash flow was $77.2 million and $80.0 million, respectively. The change is mainly a result of the variances in net cash provided by operating activities and capital expenditures as discussed above.

Dividends and Share Repurchases

        In February 2014, May 2014 and August 2014 our Board of Directors declared a quarterly dividend of $0.11 per share for shareholders of record on March 13, 2014, June 4, 2014, and September 3, 2014 respectively. On each of March 27, 2014, June 18, 2014 and September 17, 2014, a cash dividend of $6.3 million was paid. Based on the number of shares of common stock outstanding as of September 30, 2014, at a dividend of $0.11 per share, the anticipated cash outflow would be $6.3 million in the fourth quarter of 2014. In November 2014, our Board of Directors declared a $0.11 per share dividend payable December 17, 2014 to shareholders of record on December 3, 2014.

        Additionally, effective August 3, 2011 and June 4, 2014, ILG's Board of Directors authorized a share repurchase program for up to $25.0 million and $20.0 million, respectively, excluding commissions, of our outstanding common stock. During the nine months ended September 30, 2014, we repurchased 0.2 million shares of common stock for $4.1 million, including commissions, under the August 2011 repurchase program and 0.5 million shares of common stock for $10.0 million, including commissions, under the June 2014 repurchase program. As of September 30, 2014, the remaining availability for future repurchases of our common stock was $10.0 million.

Contractual Obligations and Commercial Commitments

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At September 30, 2014, guarantees, surety bonds and letters of credit totaled $20.2 million. The total includes maximum exposure under guarantees of $17.7 million, which primarily relates to the Management and Rental segment's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the segment's management activities, entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

        In addition, certain of the Management and Rental segment's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of September 30, 2014, future amounts are not expected to be significant, individually or in the aggregate. Certain of our Management and Rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of September 30, 2014, amounts pending reimbursements are not significant.

        Contractual obligations and commercial commitments at September 30, 2014 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$258,000	$—	$—	$258,000	$—
Debt interest(a)	23,627	5,225	10,449	7,953	—
Purchase obligations(b)	74,811	11,620	21,948	27,093	14,150
Operating leases	58,225	12,733	20,053	14,390	11,049
Unused commitment on loans receivable and other advances(c)	15,147	15,147	—	—	—

Total contractual obligations	$429,810	$44,725	$52,450	$307,436	$25,199

(a)
Debt principal and projected debt interest represent principal and interest to be paid on our revolving credit facility based on the balance outstanding as of September 30, 2014. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of September 30, 2014. Interest on the revolving credit facility is calculated using the prevailing rates as of September 30, 2014. On April 8, 2014, our revolving credit facility was amended to increase the borrowing capacity from $500 million to $600 million and to extend the maturity of the credit facility to April 8, 2019.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits.

(c)
Relates to a loan agreement entered into in connection with the VRI Europe transaction whereby ILG has made available to CLC a convertible secured loan facility of $15.1 million.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(d)	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$20,243	$11,570	$6,525	$2,053	$95

(d)
Commercial commitments include minimum revenue guarantees related to hotel and resort management agreements, accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off-Balance Sheet Arrangements

        Except as disclosed above in our Contractual Obligations and Commercial Commitments (excluding "Debt principal"), as of September 30, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

ILG'S PRINCIPLES OF FINANCIAL REPORTING

Definition of ILG's Non-GAAP Measures

        Earnings before interest, taxes, depreciation and amortization (EBITDA) is defined as net income attributable to common stockholders excluding, if applicable: (1) non-operating interest income and interest expense, (2) income taxes, (3) depreciation expense, and (4) amortization expense of intangibles.

        Adjusted EBITDA is defined as EBITDA excluding, if applicable: (1) non-cash compensation expense, (2) goodwill and asset impairments, (3) acquisition related and restructuring costs, (4) other non-operating income and expense, (5) the impact of correcting prior period items, and (6) other special items.

        Adjusted net income is defined as net income attributable to common stockholders, excluding the impact of (1) acquisition related and restructuring costs, (2) other non-operating foreign currency remeasurements, (3) correcting an immaterial prior period net understatement in the prior period financials, and (4) other special items.

        Adjusted earnings per share (EPS) is defined as adjusted net income divided by the weighted average number of shares of common stock outstanding during the period for basic EPS and, additionally, inclusive of dilutive securities for diluted EPS.

        Free cash flow is defined as cash provided by operating activities less capital expenditures.

        Our presentation of above-mentioned non-GAAP measures may not be comparable to similarly-titled measures used by other companies. We believe these measures are useful to investors because they represent the consolidated operating results from our segments, excluding the effects of non-core expenses. We also believe these non-GAAP financial measures improve the transparency of our disclosures, provide a meaningful presentation of our results from our business operations, excluding the impact of certain items not related to our core business operations and improve the period-to-period comparability of results from business operations. These non-GAAP measures have certain limitations in that they do not take into account the impact of certain expenses to our statement of operations; such as non-cash compensation and acquisition related and restructuring costs as it relates to adjusted EBITDA. We endeavor to compensate for the limitations of the non-GAAP measures presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

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

 RECONCILIATIONS OF NON-GAAP MEASURES

        The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three and nine months ended September 30, 2014 and 2013 (in thousands). The noncontrolling interest relates to the Management and Rental segment.

	For the Three Months Ended September 30, 2014
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$33,015	$11,385	$44,400
Non-cash compensation expense	(2,492)	(325)	(2,817)
Other non-operating income (expense), net	535	(24)	511
Acquisition related and restructuring costs	(380)	(463)	(843)

EBITDA	30,678	10,573	41,251
Amortization expense of intangibles	(322)	(2,557)	(2,879)
Depreciation expense	(3,315)	(450)	(3,765)
Less: Net income attributable to noncontrolling interest	—	809	809
Less: Other non-operating income (expense), net	(535)	24	(511)

Operating income	$26,506	$8,399	34,905

Interest income			55
Interest expense			(1,529)
Other non-operating expense, net			511
Income tax provision			(11,838)

Net income			22,104
Net income attributable to noncontrolling interests			(809)

Net income attributable to common stockholders			$21,295

	For the Three Months Ended September 30, 2013
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$35,276	$5,593	$40,869
Non-cash compensation expense	(2,354)	(255)	(2,609)
Other non-operating income (expense), net	(70)	5	(65)
Acquisition related and restructuring costs	(187)	(1,250)	(1,437)

EBITDA	$32,665	$4,093	$36,758
Amortization expense of intangibles	(337)	(1,613)	(1,950)
Depreciation expense	(3,186)	(313)	(3,499)
Less: Net income attributable to noncontrolling interest	—	4	4
Less: Other non-operating income (expense), net	70	(5)	65

Operating income (loss)	$29,212	$2,166	31,378

Interest income			60
Interest expense			(1,295)
Other non-operating income, net			(65)
Income tax provision			(12,973)

Net income			17,105
Net income attributable to noncontrolling interest			(4)

Net income attributable to common stockholders			$17,101

	For the Nine Months Ended September 30, 2014
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$104,425	$31,740	$136,165
Non-cash compensation expense	(7,337)	(960)	(8,297)
Other non-operating expense, net	233	(138)	95
Acquisition related and restructuring costs	(1,561)	(1,688)	(3,249)

EBITDA	95,760	28,954	124,714
Amortization expense of intangibles	(990)	(7,750)	(8,740)
Depreciation expense	(10,061)	(1,373)	(11,434)
Less: Net income attributable to noncontrolling interest	—	2,822	2,822
Less: Other non-operating expense, net	(233)	138	(95)

Operating income	$84,476	$22,791	107,267

Interest income			154
Interest expense			(4,481)
Other non-operating expense, net			95
Income tax provision			(36,843)

Net income			66,192
Net income attributable to noncontrolling interests			(2,822)

Net income attributable to common stockholders			$63,370

	For the Nine Months Ended September 30, 2013
	Membership and Exchange	Management and Rental	Consolidated
Adjusted EBITDA	$117,186	$14,210	$131,396
Non-cash compensation expense	(6,962)	(791)	(7,753)
Other non-operating income (expense), net	1,061	(168)	893
Prior period item	3,496	—	3,496
Acquisition related and restructuring costs	(356)	(2,436)	(2,792)

EBITDA	114,425	10,815	125,240
Amortization expense of intangibles	(1,011)	(4,847)	(5,858)
Depreciation expense	(9,872)	(987)	(10,859)
Less: Net income attributable to noncontrolling interest	—	10	10
Less: Other non-operating income (expense), net	(1,061)	168	(893)

Operating income	$102,481	$5,159	107,640

Interest income			282
Interest expense			(4,559)
Other non-operating income, net			893
Income tax provision			(41,571)

Net income			62,685
Net income attributable to noncontrolling interest			(10)

Net income attributable to common stockholders			$62,675

        The following tables present the inputs used to compute operating income and adjusted EBITDA margin for our operating segments for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	Membership and Exchange
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$86,606	$86,615	$268,891	$284,227
Operating income	26,506	29,212	84,476	102,481
Adjusted EBITDA	33,015	35,276	104,425	117,186
Margin computations
Operating income margin	30.6%	33.7%	31.4%	36.1%
Adjusted EBITDA margin	38.1%	40.7%	38.8%	41.2%

	Management and Rental
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$60,077	$32,541	$178,361	$94,793
Revenue excluding pass-through revenue	35,095	16,209	104,050	47,825
Operating income	8,399	2,166	22,791	5,159
Adjusted EBITDA	11,385	5,593	31,740	14,210
Margin computations
Operating income margin	14.0%	6.7%	12.8%	5.4%
Operating income margin excluding pass-through revenue	23.9%	13.4%	21.9%	10.8%
Adjusted EBITDA margin	19.0%	17.2%	17.8%	15.0%
Adjusted EBITDA margin excluding pass-through revenue	32.4%	34.5%	30.5%	29.7%

        The following table reconciles cash provided by operating activities to free cash flow for the nine months ended September 30, 2014 and 2013 (in thousands).

	For the Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$91,456	$89,302
Less: Capital expenditures	(14,266)	(9,338)

Free cash flow	$77,190	$79,964

        The following table reconciles net income attributable to common stockholders to adjusted net income, and to adjusted earnings per share for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$21,295	$17,101	$63,370	$62,675
Prior period item	—	—	—	(3,496)
Acquisition related and restructuring costs	843	1,437	3,249	2,792
Other non-operating foreign currency remeasurements	(518)	75	(382)	(1,223)
Income tax impact on adjusting items	(127)	(599)	(1,125)	764

Adjusted net income	$21,493	$18,014	$65,112	$61,512

Adjusted earnings per share
Basic	$0.38	$0.31	$1.13	$1.08
Diluted	$0.37	$0.31	$1.12	$1.07

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

        Operating foreign currency exchange for the three months ended September 30, 2014 and 2013 resulted in a net gain of $0.3 million and a net gain of $0.1 million, respectively, attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency. Operating foreign currency exchange for the nine months ended September 30, 2014 and 2013 resulted in a net gain of $0.4 million and a net loss of $0.1 million, respectively

        Non-operating foreign exchange for the three months ended September 30, 2014 resulted in net gain of $0.5 million and a net loss of $0.1 million for the comparable prior year period. Non-operating foreign exchange is attributable to cash held in certain countries in currencies other than their functional currency. For the nine months ended September 30, 2014 and 2013, non-operating foreign exchange resulted in net gains of $0.4 million and a net gain of $1.2 million, respectively.

        The favorable fluctuations during the current quarter were principally driven by U.S. dollar positions held at September 30, 2014 affected by the stronger dollar compared to the Colombian and Mexican pesos. The unfavorable fluctuations during the 2013 period were principally driven by U.S. dollar positions held at September 30, 2013 affected by the weaker dollar compared to the Colombian peso and the British pound. The favorable fluctuations during the year were primarily driven by U.S. dollar positions held at September 30, 2014 affected by the stronger dollar compared to the Mexican and Colombian pesos. The favorable fluctuations in the nine months ended September 30, 2013 were principally driven by U.S. dollar positions held at September 30, 2013 affected by the stronger dollar compared to the Colombian and Mexican pesos and the Egyptian pound.

        Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three and nine months ended September 30, 2014 would result in an approximate change to revenue of $1.9 million and $5.8 million, respectively. There have been no material quantitative changes in market risk exposures since December 31, 2013.

Interest Rate Risk

        We are exposed to interest rate risk through borrowings under our June 21, 2012 amended credit agreement, as amended, which bears interest at variable rates. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from

1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on ILG's leverage ratio. As of September 30, 2014, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. During the third quarter of 2014, we had at least $258 million outstanding under our revolving credit facility; a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.7 million for the current quarter. While we currently do not hedge our interest rate exposure, this risk is somewhat mitigated by variable interest rates earned on our cash balances.

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

Availability of Financing—Lack of available financing for consumers could adversely affect our business, financial condition and results of operations.

        A lack of available credit for consumers could result in a decrease in potential purchasers of vacation interests, which would negatively impact our vacation ownership sales, and membership in our exchange networks. This may also cause a decrease in potential purchasers of vacation properties we manage, which could lead to loss of management agreements. A lack of available consumer credit could have a material adverse effect on our business, financial condition and results of operations.

Competition—The industries in which our businesses operate are highly competitive and these businesses are subject to risks relating to competition that may adversely affect our performance.

        Our businesses will be adversely impacted if they cannot compete effectively in their respective industries, each of which is highly competitive. Some of our competitors have significantly greater financial, marketing and other resources than we have. In particular, in the case of the Interval Network, its primary competitor, RCI, is larger. Through the resources of its corporate affiliates, particularly, Wyndham Vacation Ownership, Inc., itself engaged in vacation ownership sales, RCI may have greater access to a significant segment of new vacation ownership purchasers and a broader platform for participating in industry consolidation. Our Management and Rental businesses compete with other vacation properties and managers including larger management companies and their managed properties. In addition, we also compete with alternative lodging marketplaces such as Airbnb and HomeAway, which operate websites that market available furnished, privately-owned residential properties in locations throughout the world, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. Competitive pressures may cause us to reduce our fee structure or potentially modify our business models, which could adversely affect our business, financial condition and results of operations.

        We believe that developers will continue to create, operate and expand internal exchange and vacation club systems, which decreases their reliance on vacation ownership membership programs, including those offered by us, and adversely impacts the supply of resort accommodations available through our exchange networks. The effects on our business are more pronounced as the proportion of vacation club corporate members in the Interval Network increases. The vacation ownership industry has and may continue to experience consolidation through the acquisition of vacation ownership developers by other developers, which may result in the diversion of exchange membership and other business.

        Our new vacation ownership business will compete with other vacation ownership developers for sales of vacation ownership interests based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity for vacation ownership owners to exchange into time at other vacation ownership properties or other program benefits as well as brand name recognition and reputation. Our ability to attract and retain purchasers of vacation ownership interests depends on our success in distinguishing the quality and value of our vacation ownership offerings from those offered by others. If we are unable to do so, our ability to compete effectively for sales of timeshare interests could be adversely affected.

Inventory—Insufficient availability of inventory may adversely affect our profits.

        If we fail to develop timeshare properties, expand existing properties or are unsuccessful in entering into new agreements with third-party developers, we may experience a decline in timeshare interest inventory available to be sold by us, which could result in a decrease in our revenues. In addition, a decline in timeshare interest inventory could result in both a decrease of financing revenues that are generated from purchasers of timeshare interests and fee revenues that are generated by providing club, management, sales and marketing services.

Marketing of Vacation Ownership Interests—The future growth of our vacation ownership business depends on our ability to market vacation ownership interests successfully and efficiently.

        We compete for customers with hotel and resort properties and with other vacation ownership resorts and other vacation options such as cruises. The identification of prospective purchasers, and the marketing of our products to them, are essential to our success. We incur significant expenses associated with marketing programs in advance of closing sales. If our marketing efforts are not successful and we are unable to convert prospects to a sufficient number of sales, we may be unable to recover the expense of our marketing programs and grow our business.

Resale Market for Vacation Ownership Interests—The resale market for vacation interests could adversely affect our timeshare business.

        There is not currently an active, organized or liquid resale market for vacation ownership interests, and resale of vacation ownership interests generally are made at sales prices substantially below their original customer purchase prices. These factors may make the initial purchase of a vacation ownership interest less attractive to potential buyers who are concerned about their ability to resell their vacation ownership interest.

Estimates and Assumptions—We are required to make a number of significant judgments in applying our accounting policies, and our use of different estimates and assumptions in the application of these policies could result in material changes to our financial condition and results of operations. In addition, changes in accounting standards or their interpretation could significantly impact our results of operations.

        Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including those with respect to our recently acquired vacation ownership business, are highly complex and involve many subjective assumptions, estimates and judgments. We are required to review these estimates regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our results in future periods. For example, the Financial Accounting Standards Board recently released a final, converged, principles-based standard on revenue recognition that will modify revenue recognition in periods after December 15, 2016.

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

        In connection with our new vacation ownership business, we provide loans to purchasers to finance their purchase of vacation ownership interests. If purchasers default on the loans that we provide to finance their purchases of vacation ownership interests, the revenues and profits that we derive from the vacation ownership business could be reduced. Providing secured financing to some purchasers of vacation ownership interests subjects us to the risk of purchaser default. We could incur material losses if there is a significant increase in the delinquency rate applicable to our portfolio of consumer loans. An increased level of delinquencies could result from changes in economic or market conditions, increases in interest rates, adverse employment conditions and other factors beyond our control.

Increased delinquencies could also result from our inability to evaluate accurately the credit worthiness of the customers to whom we extend financing. If default rates for our borrowers were to increase, we may be required to increase our provision for loan losses. In addition, increased delinquency rates may cause buyers of, or lenders whose loans are secured by, our consumer loans to reduce the amount of availability under our financing or loan sale facilities, or to increase the interest costs associated with such facilities. In such an event, our cost of financing would increase, and we may not be able to secure financing on terms acceptable to us, if at all. If a purchaser defaults under the financing that we provide, we could be forced to write off the loan and reclaim ownership of the timeshare interest through foreclosure or deed in lieu of foreclosure. If the timeshare interest has declined in value, we may incur impairment losses that reduce our profits. In addition, we may be unable to resell the property in a timely manner or at the same price, or at all. Also, if a purchaser of a timeshare interest defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of that timeshare interest. If we are unable to recover any of the principal amount of the loan from a defaulting purchaser, or if the allowances for losses from such defaults are inadequate, the revenues and profits that we derive from the vacation ownership business could be reduced.

Volatility in Credit Markets—Volatility in the credit markets may adversely impact our ability to finance the loans that our vacation ownership business generates.

        Our new vacation ownership business provides financing to purchasers of our vacation ownership interests, and we may seek to obtain third party lender receivables financing. Volatility in the credit markets may impact the timing and volume of the timeshare loans that we are able to finance which could adversely affect our sales.

Licensing—The exclusive license for the Hyatt® brand in connection with our vacation ownership business could be terminated.

        If we default as specified in the Master License Agreement, dated October 1, 2014, with Hyatt Franchising, L.L.C., we could lose our exclusive right to use the Hyatt® brand in the timeshare business. The loss of this right along with the right to use Hyatt's marketing channels, including its existing hotel loyalty program, could result in the reduction of revenue and profits derived from our new vacation ownership business.

        The termination of the Master License Agreement would materially harm our business and results of operations and impair our ability to market and sell our products and maintain our competitive position, and could have a material adverse effect on our financial position, results of operations or cash flows. For example, we would not be able to rely on the strength of the Hyatt® brand to attract qualified prospects in the marketplace, which could cause our revenue and profits to decline and our marketing and sales expenses to increase.

        In addition, the Hyatt Gold Passport Participation Agreement would also terminate upon termination of the Master License Agreement, and we would not be able to offer Hyatt Gold Passport Points to owners and potential owners, which could impair our ability to sell our products and reduce the flexibility and options available in connection with our products.

Hyatt® Brand—The Hyatt Vacation Ownership business depends on the quality and reputation of the Hyatt® brand, and any deterioration in the quality or reputation of the Hyatt® brand could adversely affect our market share, reputation, business, financial condition and results of operations.

        We offer vacation ownership products under the Hyatt® brand name, and we intend to continue to develop and offer products and services under the Hyatt® brand in the future. If Hyatt does not approve our proposed new projects or we are unable to obtain new projects that meet standards, we will be unable to grow the business. If the quality of the Hyatt® brand deteriorates, or the reputation of the Hyatt® brand declines, our market share, reputation, business, financial condition and results of operations could be materially adversely affected.

Maintenance of Brand Standards—The maintenance and refurbishment of Hyatt Residence Club properties in accordance with brand standards depends on maintenance fees paid by the owners of vacation ownership interests.

        Owners of vacation ownership interests at Hyatt Residence Club resorts must pay maintenance fees levied by property owners' association boards. These maintenance fees are used to maintain and refurbish the vacation ownership properties and to keep the properties in compliance with Hyatt® brand standards. If property owners' association boards do not levy sufficient maintenance fees or special assessments, or if owners of vacation ownership interests do not pay these fees, not only would our management fee revenue be adversely affected, but the vacation ownership properties could fall into disrepair and fail to comply with applicable brand standards. If any vacation ownership property fails to comply with the brand standards, Hyatt could terminate our rights under the Master License Agreement to use its trademarks at such noncompliant property, which could result in the loss of management fees, decrease customer satisfaction and impair our ability to market and sell our products at the non-compliant locations.

Partnerships and Joint Ventures—Investing through partnerships or joint ventures decreases our ability to manage risk.

        In addition to acquiring or developing resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject resorts or other businesses owned by the joint venture to additional risk. Further, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner's share of joint venture liabilities.

Insurance—Damage to, or other potential losses involving, properties that we own or manage may not be covered by insurance.

        Market forces beyond our control may limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, may be uninsurable or the price of coverage for such losses may be too expensive to justify obtaining insurance. As a result, the cost of our insurance may increase and our coverage levels may decrease. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or that of owners of vacation ownership interests or in some cases may not provide a recovery for any part of a loss. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, we could lose the management contract for the property and for Hyatt Vacation Ownership properties, and the property may lose the brand.

Takeover Defenses—Our rights plan, charter provisions and, terms of our debt agreements, and Master License Agreement with Hyatt may affect the likelihood of a takeover or change of control of ILG.

        We have in place a stockholders' rights plan and certain charter provisions that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of our company that are not approved by our board. In particular, our charter provides that stockholders may not act by written consent and that the board has the power to issue shares of preferred stock with such designation, powers, preferences, and rights as the board shall determine. The transactions that may be deterred, delayed or prevented might have allowed our stockholders to receive a premium for their shares over then-current market prices. In addition, under our Credit Facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders to terminate the facility and require us to repay outstanding borrowings. As a result, the provisions of this agreement also may affect the likelihood of a takeover or other change of control. Under the Master License Agreement, we need Hyatt's written consent prior to a change of control (as defined in the Master License Agreement) of our subsidiary, S.O.I. Acquisition Corp. and, in certain circumstances, of ILG.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  Unregistered Sale of Securities.    None

  (b)
  Use of Proceeds.    Not applicable

  (c)
  Purchases of Equity Securities by the Issuer and Affiliated Purchasers:    The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended September 30, 2014 by or on behalf of ILG or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs(1)
July 2014	22,102	$22.22	22,102	$10,013,364
August 2014	—	—	—	$10,013,364
September 2014	—	—	—	$10,013,364

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

Items 3-5.    Not applicable.

Item 6.    Exhibits

Exhibit Number		Description	Location
3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.

3.2		Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG's Quarterly Report on Form 10-Q, filed on August 11, 2009.

3.3		Third Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on December 14, 2011.

31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	†	XBRL Instance Document

101.SCH	†	XBRL Taxonomy Extension Schema Document

101.CAL	†	XBRL Taxonomy Calculation Linkbase Document

Exhibit Number		Description	Location
101.LAB	†	XBRL Taxonomy Label Linkbase Document

101.PRE	†	XBRL Taxonomy Presentation Linkbase Document

101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document

†
Filed herewith.

††
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2014

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
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014 (Unaudited)
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