Form 10-K
period 2014-12-31
Interval Leisure Group, Inc.
filed 2015-02-27
CIK 1434620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of June 30, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $856,476,607. As of February 23, 2015, 57,100,820 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

        Throughout this Annual Report on Form 10-K, the terms "ILG," "Company," "we," "us" and" "our" refer to Interval Leisure Group, Inc. and, except as the context otherwise requires, its consolidated subsidiaries. The "Hyatt Vacation Ownership" business or "HVO" refers to the group of businesses using the Hyatt® brand in the shared ownership business pursuant to a master license agreement with a subsidiary of Hyatt Hotels Corporation ("Hyatt"). All brand trademarks, service marks or trade names cited in this report are the property of their respective holders.

        The information found on our corporate website, www.iilg.com, or any other website referred to in this report, is not incorporated into this Annual Report or any other report we file with or furnish to the United States Securities and Exchange Commission.

PART I

Cautionary Statement Regarding Forward-Looking Information

        This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "intends," "plans," "potential," "continue," and "believes," and similar expressions or future or conditional verbs such as "will," "should," "would," "may," "might," and "could" among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward-looking statements included in this annual report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for, or insolvency of developers; consolidation of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns; changes in our senior management; regulatory changes; our ability to compete effectively and successfully add new products and services; our ability to successfully manage and integrate acquisitions; the occurrence of a change in control event under the master license agreement with Hyatt; our failure to comply with designated Hyatt® brand standards with respect to the operation of the Hyatt Vacation Ownership business; our ability to market vacation ownership interests successfully and efficiently; impairment of assets; the restrictive covenants in our revolving credit facility; adverse events or trends in key vacation destinations; business interruptions in connection with our technology systems; ability of managed homeowners' associations to collect sufficient maintenance fees; third parties not repaying advances or extensions of credit; fluctuations in currency exchange rates; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

Item 1.    Business.

Overview

        Interval Leisure Group, Inc., or ILG, is a leading global provider of non-traditional lodging, encompassing a portfolio of leisure businesses from exchange and vacation rental to vacation ownership. At the end of 2014, we re-aligned our operating segments to encompass the vacation ownership sales and marketing capabilities that we added to our company with the acquisition of the Hyatt Vacation Ownership business in October 2014. As a result, we operate in the following two segments: Exchange and Rental, and Vacation Ownership.

        Exchange and Rental offers access to vacation accommodations and other travel-related transactions and services to leisure travelers, by providing vacation exchange services and vacation rental, working with resort developers and operating vacation rental properties. Vacation exchange services provide owners of vacation interests with flexibility and choice by delivering access to alternate accommodations through exchange networks encompassing a variety of resorts. Our principal exchange network is the Interval Network, in which more than 2,900 resorts located in over 80 nations participated as of December 31, 2014. We also operate additional exchange programs including the Hyatt Residence Club, which encompasses 16 resorts as of the end of 2014. This segment provides vacation rental through its Aston and Aqua businesses as part of a comprehensive package of marketing, management and rental services offered to vacation property owners, primarily of Hawaiian properties as well as through the Interval Network. The Exchange and Rental segment represented approximately 78.7% of ILG's consolidated revenue for the fiscal year ended December 31, 2014 and approximately 88.3% of ILG's consolidated revenue for the fiscal year ended December 31, 2013.

        The Exchange and Rental operating segment consists of Interval International (referred to as Interval), the Hyatt Residence Club, the Trading Places International (known as TPI) operated exchange business, Aston Hotels & Resorts, Inc. (referred to as Aston) and Aqua Hospitality, LLC (referred to as Aqua).

        Vacation Ownership engages in the management of vacation ownership resorts; sales, marketing, and financing of vacation ownership interests; and related services to owners and associations. We provide management services to nearly 200 vacation ownership properties and/or their associations. Following the October 2014 acquisition, we also provide sales and marketing of vacation ownership interests in the Hyatt Residence Club resorts. The Vacation Ownership segment represented approximately 21.3% of ILG's consolidated revenue for the fiscal year ended December 31, 2014 and approximately 11.7% of ILG's consolidated revenue for the fiscal year ended December 31, 2013. For information regarding the results of operations of ILG and its segments on a historical basis, see Note 15 to the Consolidated Financial Statements of ILG and the disclosure set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Vacation Ownership operating segment consists of the management related lines of business of Vacation Resorts International (known as VRI), TPI, VRI Europe and Hyatt Vacation Ownership (referred to as HVO) as well as the sales and financing of vacation ownership interests.

History

        ILG was incorporated as a Delaware corporation in May 2008 in connection with a plan by IAC/InterActiveCorp, or IAC, to separate into five publicly traded companies, referred to as the "spin-off." ILG commenced trading on The NASDAQ Stock Market in August 2008 under the symbol "IILG."

        The businesses operated by ILG's subsidiaries have extensive operating histories. ILG's Interval International business was founded in 1976, its Aston business traces its roots in lodging back over 60 years, while Aqua was founded in 2001. Trading Places International was founded in 1973, Vacation Resorts International in 1981; and the Hyatt Vacation Ownership business began in 1994.

        On February 28, 2012, we acquired all of the equity of Vacation Resorts International, a provider of resort and homeowners' association management services to the shared ownership industry.

        On November 4, 2013, VRI Europe Limited, a subsidiary of ILG, purchased the European shared ownership resort management business of CLC World Resorts and Hotels (CLC), for cash and issuance to CLC of shares totaling 24.5% of VRI Europe Limited.

        On December 12, 2013, we acquired all of the equity of Aqua Hospitality LLC and Aqua Hotels and Resorts, Inc., referred to as Aqua, a Hawaii-based hotel and resort management company representing more than 25 properties in Hawaii and Guam.

        On October 1, 2014, we acquired the Hyatt Vacation Ownership business, which provides vacation ownership services at 16 Hyatt Residence Club resorts, from subsidiaries of Hyatt Hotels Corporation. In connection with the acquisition, we entered into a long-term exclusive license for use of the Hyatt® brand with respect to the shared ownership business.

Industry Overview and Trends

        The hospitality industry, which includes non-traditional lodging, is a major component of the leisure travel industry. Within non-traditional lodging, a variety of leisure accommodations are provided including vacation ownership and vacation rentals.

  Vacation Ownership

        Vacation ownership is the component of the non-traditional lodging industry that encompasses the development, operation, sales, marketing and management of vacation interests in traditional timeshare regimes, fractional products, private residence clubs, condo hotels and other forms of shared ownership, and vacation home ownership. Vacation ownership sales (excluding sales of fractional, private residence club, destination club and whole ownership products) in the U.S. for 2013, the last year for which data is available, were approximately $7.6 billion, as compared to $6.9 billion in 2012. U.S. sales of fractional products, private residences and destination club products were approximately $517 million in 2013, the last year for which data is available, as compared to $497 million in 2012. Although vacation ownership sales (excluding sales of fractional, private residence club, destination club and whole ownership products) have not returned to the 2007 levels of $10.6 billion, leisure travelers continue to use their vacation ownership interests as demonstrated by significantly higher average occupancy rates at U.S. timeshare resorts than at U.S. hotels.

        According to the American Resort Developer Association, referred to as ARDA, as of December 31, 2013, the U.S. traditional timeshare industry was comprised of 1,540 resorts, representing approximately 192,420 units and an estimated 8.5 million vacation ownership week equivalents. The following table reflects the growth in ownership of vacation ownership week equivalents since 1975:

        Access to financing has returned to the industry following the recession and slow recovery. While few new projects have been constructed in the last several years, developers and homeowners' associations have been taking back vacation ownership interests which are available to be sold again. This allows developers to continue to generate sales revenues without significant capital expenditure for development and causes homeowners' associations at resorts that are no longer linked to a developer to look for efficient distribution channels to resell the inventory to preserve the maintenance fee paying owner base.

        In addition to sales, the vacation ownership industry provides financing or facilitates access to third-party financing for customers. The resorts are often managed by a homeowners' association governed by a board, which generally will have representation from the developer until the units have been substantially sold out. These homeowners' associations typically engage a management company to undertake the operation, maintenance and refurbishment of the resort as well as management of the association. This fee-for-service business provides

  •
  administrative services for reservations, front desk, board and owner meetings,

  •
  fiscal services for budgeting, maintaining books and records, billing and collection of assessments, and reporting, and

  •
  quality assurance inspections, maintenance, capital planning, and housekeeping services.

  Vacation Exchange and Rental Services

        The vacation exchange and rental services industry offers leisure travelers vacation accommodations at vacation homes, villas, condo hotels, vacation ownership units and condominiums, as well as other travel-related products and benefits. In addition, this fee-for-service business provides services to owners of vacation properties and developers.

        Within the vacation exchange sector, there are two principal providers of vacation ownership exchange services, Interval International, an ILG business, and RCI, LLC, a subsidiary of Wyndham Worldwide Corp. Trading Places International and several third parties also operate in this industry with a significantly more limited scope of available accommodations. In addition, many vacation ownership resort developers and managers provide exchange services to owners within their resort systems, including Hyatt Residence Club.

        The fragmented vacation rental market includes both managed properties and those offered by owners. In general, the managed properties are better able to engage in market-based pricing and offer hotel-like services. Vacation rental accommodations generally offer value to travelers seeking more than a nightly stay by providing greater space and convenience than traditional hotel rooms and offering separate living, sleeping and eating quarters. Rental companies also facilitate the rental process by handling most, if not all, aspects of interaction with vacationers. In addition, alternative lodging marketplaces, such as Airbnb and HomeAway, operate websites that market available furnished, privately-owned residential properties for nightly, weekly or monthly rental.

        Currently, ILG offers rental and related management services for condominium, hotel and timeshare in North America, Hawaii and Guam. A significant amount of our rental revenue is derived from resorts located in Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii increased 2.0% for the year ended December 31, 2014 compared to the prior year. As of the latest forecast (November 2014), the Hawaii Department of Business, Economic Development and Tourism forecasts increases of 1.9% in visitors to Hawaii and 3.6% in visitor expenditures in 2015 over 2014.

  Industry Growth

        Future growth in the non-traditional lodging industry will be driven primarily by development of new resorts and conversion of existing properties. Due to the decreased pace of vacation ownership sales since the 2008 recession coupled with the ability for developers to acquire delinquent and secondary market inventory, developers in the United States have been building fewer new resorts. Some developers are expanding the fee for service nature of their business by selling inventory acquired from defaults, resales or agreements with resort owners. Industry expansion is expected to be driven by:

  •
  increased consumer awareness;

  •
  a shift in timeshare buyer demographics toward a younger, more diverse clientele;

  •
  development and offering of alternative vacation ownership products;

  •
  the entry of additional developers into non-traditional lodging;

  •
  demand for non-traditional lodging in the United States and elsewhere; and

  •
  development of a more robust resale market for vacation ownership.

DESCRIPTION OF BUSINESS SEGMENTS

Exchange and Rental

        Our Exchange and Rental segment offers access to vacation accommodations and other travel-related transactions and services to leisure travelers, by providing vacation exchange services and vacation rental, working with resort developers and operating vacation rental properties.

Vacation Exchange

  Exchange Services

        We offer leisure and travel-related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. Vacation exchange allows owners of vacation ownership interests to exchange their occupancy rights

(whether denominated in weeks or points) for comparable, alternative accommodations at another resort and/or occupancy period.

  •
  Interval Network.  Our primary exchange offering is the Interval Network, a membership-based exchange program which also provides a comprehensive package of value-added products and services. More than 2,900 resorts located in over 80 nations participated as of December 31, 2014. Generally, individuals are enrolled by resort developers in connection with their purchase of vacation interests from such resort developers, with initial membership fees being paid on behalf of members by the resort developers. Members may also enroll directly, for instance, when they purchase a vacation interest through resale at a resort that participates in the Interval Network. The resorts participating in the Interval Network primarily include those with which Interval has an affiliation agreement in place, as well as resorts at which Interval continues to provide exchange services following the affiliation agreement's term.

  After their initial membership period, Interval Network members generally have the option of renewing their memberships for terms ranging from one to five years and paying their own membership fees directly to us. We sometimes refer to these as traditional members. Alternatively, some resort developers incorporate the Interval Network membership fee into certain annual fees they charge to owners of vacation interests at their resorts or vacation ownership clubs, which results in these owners having their membership in the Interval Network and, where applicable, the Interval Gold or Interval Platinum program (as described below), automatically renewed through the period of their resort's or club's participation in the Interval Network. We sometimes refer to these as corporate members.

  All vacation ownership accommodations relinquished to the Interval Network exchange programs are assigned a trading value based on multiple factors, including location, quality, seasonality, unit attributes and time of relinquishment prior to occupancy to determine the relinquished accommodations' relative exchange value to the exchange network. Members are offered an exchange to accommodations which are generally of comparable value to those relinquished.

  •
  Hyatt Residence Club.  As of December 31, 2014, this points-based membership exchange system serves nearly 30,000 owners at 16 properties, providing them with reservation and exchange services as well as other benefits. Generally, purchasers at Hyatt Residence Club resorts are automatically enrolled in the club and continue to be members until they no longer own an interest at the affiliated resort or the resort is no longer part of the club. Owners will receive points if they have not reserved during their allotted home preference period or elect to convert to points earlier. Hyatt Residence Club members have an opportunity to trade their club points for Hyatt Gold Passport points which may be redeemed at participating Hyatt® branded properties and are also members of Interval International. The use of the Hyatt® name in connection with the club is governed by the Master License Agreement described below.

  •
  Trading Places International.  This program provides exchange services to owners at timeshare properties managed by Trading Places International as well as other direct-to-consumer exchanges that do not require a membership. Also included within Trading Places International exchange is VRI*ety, an exchange program for owners at participating resorts managed by Vacation Resorts International. Vacation owners may choose to join a TPI membership program to be eligible for discounts. Exchanges in the Trading Places International network are based on like value and upgrades are available upon payment of additional fees.

  Related Products and Services

  •
  Getaways.  We also offer additional vacation rental opportunities to members of the Interval Network and certain other membership programs at attractive rates through Getaways. Getaways allow members to rent resort accommodations for a fee, plus applicable taxes. Resort accommodations available as Getaways consist of seasonal oversupply of vacation ownership accommodations within the applicable exchange network, as well as resort accommodations we source specifically for use in Getaways.

  •
  Interval Gold and Interval Platinum.  Interval Network members also may take advantage of Interval Gold, our enhanced membership program that provides year-round access to value-added benefits and services for an additional annual fee or Interval Platinum, our premier membership level, which targets discerning travelers and offers them high value benefits and services in addition to those included in the Interval Gold membership. Members are enrolled in these programs either by resort developers in connection with the initial purchase of their vacation interests or by upgrading their membership directly.

  •
  Club Interval.  This product gives owners of fixed or floating week timeshares the opportunity to use their resort week as points within the Interval Network. Club Interval members also receive all of the benefits of Interval Gold and can upgrade to Interval Platinum.

  •
  Preferred Residences Program.  This hospitality branding program for luxury shared ownership resorts and condo hotels offers owners an annually renewing membership throughout the period of each resort's participation in the Preferred Residences program. Members have access to additional travel-related benefits including special rates at Preferred Hotel Group properties.

  Relationships with Developers

        Resort Affiliations.    The Interval Network has established multi-year relationships with numerous resort developers, including leading independent and brand name developers, under exclusive affiliation agreements. Pursuant to these agreements, resort developers are obligated to enroll all purchasers of vacation interests at their resorts in the applicable exchange membership program and, in some circumstances, are obligated to renew these memberships for the term of their affiliation agreement. We do not consider our overall business to be dependent on any one of these resort developers, provided, that the loss of or unfavorable amendment of terms with a few large developers (particularly those from which Interval receives membership renewal fees directly) could materially impact our business.

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

  The Interval Network's resort recognition program recognizes certain of its eligible Interval Network resorts as either a "Select Resort," a "Select Boutique Resort," a "Premier Resort," or a "Premier Boutique Resort," based upon the satisfaction of qualifying criteria, inspection, member feedback, and other resort-specific factors. Over 40% of Interval Network resorts were recognized as a Select, Select Boutique, Premier or Premier Boutique Resort for 2014.

  •
  Operational Support.  We also make available a comprehensive array of back-office servicing solutions to resort developers and resorts. For example, for an additional fee, we provide reservation services and billing and collection of maintenance fees and other amounts due to developers or homeowners' associations. In addition, through consulting arrangements, we assist resort developers in the design of tailored vacation programs for owners of vacation interests.

  Revenue

        Our Exchange and Rental segment earns most of its exchange revenue from (i) fees paid for membership in the Interval Network and the Hyatt Residence Club and (ii) Interval Network and Hyatt Residence Club transactional and service fees paid primarily for exchanges, Getaways, reservation servicing, and related transactions collectively referred to as "transaction revenue." Revenue is also derived from fees for ancillary products and services provided to members, fees from other exchange and rental programs and other products and services sold to developers.

  Marketing and Technology

        Our exchange businesses maintain corporate and consumer marketing departments, based in ILG's global headquarters in Miami, Florida, with input and local expertise being provided by employees in local and regional offices worldwide. Hyatt Residence Club marketing is based in St. Petersburg, Florida. These departments are responsible for implementing our overall marketing strategy and developing printed and digital materials that are necessary to secure new relationships with resort developers, homeowners' associations and resorts and obtain new members and participants, as well as promote membership renewals, exchange opportunities and other value-added services to existing members.

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

        In addition, we sponsor, participate in and attend numerous industry conferences around the world. For over 15 years, we have organized and co-sponsored a proprietary, multi-day informational seminar, known as the Shared Ownership Investment Conference, where real estate developers, hospitality companies, investors and others contemplating entry into the vacation ownership industry can meet and network with industry leaders, as well as participate in educational panels on various vacation ownership issues, such as property and program planning, sales and marketing, financing and regulatory requirements. This seminar is offered annually in the U.S. with additional conferences held periodically at locations in regions that Interval views as potential market opportunities for vacation ownership development. In 2014, we held short conferences in Lima, Peru; and Bangkok, Thailand. With these programs, we work to strengthen and expand the vacation ownership industry through the education and support of viable new entrants. We have also maintained leadership roles in various industry trade organizations throughout the world since their inception, through which we have been a driving force in the promotion of constructive legislation, both in the U.S. and abroad, principally aimed at creating or enhancing consumer protection in the vacation ownership industry. In addition we operate a business to business website, www.resortdeveloper.com, and publish a trade magazine, Vacation Industry Review, for developers, industry partners and those interested in learning more about the shared ownership industry and our services.

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

        Our success also depends, in part, on our ability to provide prompt, accurate and complete service to our members through voice and data networks and proprietary and third party information systems. The technology platform for the Interval Network is a proprietary, custom developed enterprise application and database that manages all aspects of membership, exchange and Getaway transaction processing and inventory management. TPI uses a separate proprietary network for its exchange program. We also use advanced telecommunications systems and technologies to promptly respond and efficiently route member calls. In addition, we operate consumer websites for our members and participants, such as www.intervalworld.com, www.hyattresidenceclub.com, www.tradingplaces.com and www.preferredresidences.com.

Vacation Rental

        In addition to the rental opportunities provided through the Getaway program, we provide vacation rental as the key part of a comprehensive package of marketing, management and rental services offered to vacation property owners, primarily of Hawaiian properties, through Aston and Aqua. As of December 31, 2014, Aston and Aqua provided vacation rental and/or management services to more than 50 resorts in Hawaii, Guam, Orlando, Florida, South Lake Tahoe, California, Lake Las Vegas, Nevada and Pocono Mountains, Pennsylvania.

        These businesses provide vacation property rental services for condominium owners, hotel owners, and homeowners' associations. The condominium rental properties are generally investment properties, and, to a lesser extent, second homes, owned by individuals who contract with Aston or Aqua directly to manage, market and rent their properties, generally pursuant to short-term agreements. We also offer such owners a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability. Generally, property and homeowners' association management services, including administrative, fiscal and quality assurance services, are provided pursuant to exclusive agreements with terms typically ranging from one to ten years or more, many of which are automatically renewable.

        Revenue is derived principally from fees for rental services and related management of hotel, condominium resort, and homeowners' association management. Agreements with owners at many of our vacation rental's managed hotel and condominium resorts provide that owners receive either specified percentages of the rental revenue generated under our management or guaranteed dollar amounts. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. Management fees consist of a base management fee and, in some instances for hotels or condominium resorts, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers.

        Important to the success and continued growth of the vacation rental business is our ability to source vacationers interested in booking vacation properties made available through our rental services. Our sales and marketing team in Honolulu, Hawaii, utilizes a variety of sales, marketing, revenue management and digital marketing initiatives to attract additional properties to Aston and Aqua. The team in Hawaii focuses on many channels of distribution including traditional wholesale through tour operators and travel partners, online travel agencies and the Global Distribution System. In addition, Aston and Aqua focus on driving direct business through channels such as brand websites and our central reservations office. The sales team covers several market segments from corporate and government/military to travel agents and groups with a focus on the US, Canada, Australia, Europe, Japan, China and Korea. In many of these markets we have field sales personnel. We offer a variety of leisure accommodations to visitors from around the world through consumer websites such as, www.astonhotels.com, www.aquaresorts.com, www.aquahospitality.com, www.resortquesthawaii.com and www.mauicondo.com. As an additional distribution channel, Aston and Aqua provide units to Interval for use as Getaways.

Vacation Ownership

        Our Vacation Ownership segment engages in the management of vacation ownership resorts; sales, marketing, and financing of vacation ownership interests; as well as related services to owners and associations. Revenue from the Vacation Ownership segment is derived principally from fees for resort and homeowners' association management services, sales of Hyatt® branded vacation ownership interests, interest income earned for financing these sales, and licensing, sales and marketing, and other fees charged to non-controlled developers of Hyatt Residence Club affiliated resorts.

  Management Services

        We provide management services to nearly 200 vacation ownership properties and/or their associations through HVO, TPI, VRI and VRI Europe. As of December 31, 2014:

  •
  TPI and VRI provide property management, homeowners' association management and related services to nearly 150 timeshare resorts in the United States, Canada and Mexico,

  •
  VRI Europe manages 28 vacation ownership resorts in Spain and the Canary Islands, the United Kingdom, France and Portugal, and

  •
  HVO provides management services for 16 regionally inspired luxury and upper upscale resorts throughout the United States participating in the Hyatt Residence Club.

        All of these businesses provide resort management services for vacation ownership resorts, which generally offer leisure accommodations with certain comforts of home, such as kitchens or kitchenettes, separate seating or living room areas and in suite, private bedrooms, with actual services and features varying by property. We also provide homeowners' association management services, which include administrative, fiscal and quality assurance services.

        Our management services are provided pursuant to agreements with terms generally ranging from one to ten years or more, many of which are automatically renewable. Management fees are negotiated amounts for management and other specified services, and at times are based on a cost plus arrangement. For the United States based businesses, our management fees are paid by the homeowners' association and funded from the annual maintenance fees paid by the individual owners to the association. Most of VRI Europe revenue is based on a different model. Typically, VRI Europe charges vacation owners directly an annual fee intended to cover property management, all resort operating expenses and a management profit. Consequently, VRI Europe's business model normally operates at a lower gross margin than the other management businesses, when excluding pass-through revenue.

        HVO, TPI and VRI also offer vacation rental services to individual timeshare owners and homeowners' associations. HVO provides management services to homeowners' associations and resorts that participate in the Hyatt Residence Club. VRI Europe manages resorts developed by CLC World

Resorts, our joint venture partner in VRI Europe, as well as independent homeowners' associations. The loss of several of our largest management agreements could materially impact our Vacation Ownership business.

  Sales, Marketing, Financing and Related Services

        HVO sells, markets, finances, develops and/or licenses the brand for 16 vacation ownership resorts that participate in the Hyatt Residence Club as of December 31, 2014:

  •
  Hyatt Piñon Pointe—Sedona, Arizona

  •
  Highlands Inn—Carmel, California

  •
  Northstar Lodge—Truckee, California

  •
  Hyatt Grand Aspen—Aspen, Colorado

  •
  Hyatt Mountain Lodge—Avon, Colorado

  •
  The Residences at Park Hyatt Beaver Creek—Avon, Colorado

  •
  Hyatt Main Street Station—Breckenridge, Colorado

  •
  Hyatt Siesta Key Beach—Siesta Key, Florida

  •
  Hyatt Coconut Plantation—Bonita Springs, Florida

  •
  Hyatt Beach House—Key West, Florida

  •
  Hyatt Sunset Harbor—Key West, Florida

  •
  Hyatt Windward Pointe—Key West, Florida

  •
  Hyatt Ka'anapali Beach—Lahaina, Hawaii (Maui)

  •
  Hyatt High Sierra Lodge—Incline Village, Nevada

  •
  Hyatt Hacienda del Mar—Dorado, Puerto Rico

  •
  Hyatt Wild Oak Ranch—San Antonio, Texas

        HVO sells traditional vacation ownership interests of weekly intervals and, at certain properties, fractional interests, as deeded real estate. These interests provide annual usage rights for a one-week or longer interval at a specific resort. Each purchaser is automatically enrolled in the Hyatt Residence Club through which the owner may trade some or all of his or her usage rights as described above in Exchange and Rental.

        In connection with the sales of vacation ownership interests, we provide financing to eligible purchasers collateralized by the deeded interest. These loans generally bear interest at a fixed rate, have a term of up to 10 years and require a minimum 10% down payment. As of December 31, 2014, our consolidated loan portfolio consisted of approximately 4,400 loans with an outstanding balance of $36.5 million and a weighted average interest rate of 14.0%.

        In addition, we receive fees for sales and marketing, brand licensing and other services provided to properties where the developer is not controlled by us. We have a global master license agreement with a subsidiary of Hyatt Hotels Corporation which provides us with an exclusive license for the use of Hyatt® brand with respect to shared ownership, as described below. The Hyatt Residence Club resorts are able to use the Hyatt brand through agreements with us. In the event the master license agreement expires or otherwise terminates, these resorts will no longer be able to use the Hyatt® name and any of the resorts may also lose the rights to the name in the event it does not maintain certain standards or otherwise breaches its agreements with us.

        In December 2014, the newest Hyatt Residence Club resort, Hyatt Ka'anapali Beach opened on Maui. This resort was developed through an unconsolidated joint venture with Host Hotels & Resorts and HVO is providing sales, marketing and management services and the license for the brand.

Marketing

        Marketing efforts for TPI, VRI and VRI Europe are focused on homeowners' associations of vacation ownership resorts. VRI Europe has an agreement with CLC World Resorts to source additional management opportunities, while HVO focuses its management services on Hyatt Residence Club resorts and associations. We also market online directly to consumers through our websites, www.vriresorts.com, www.resort-solutions.co.uk, and www.tradingplaces.com as well as provide rental units to Interval for use as Getaways.

        Generally, we sell vacation ownership interests to prospective purchasers that attend a resort tour and sales presentation at one of our sales preview centers and learn about the benefits of ownership in a Hyatt Residence Club resort from one of our sales associates. As of December 31, 2014, we operate seven sales preview centers. Our marketing to attract potential purchasers focuses on guests of our resorts and nearby Hyatt hotels, existing owners and potential customers targeted through our marketing programs. These programs include direct mail to Hyatt Gold Passport® customer loyalty program members and other databases as well as local marketing centers in high-traffic locations. We maintain a significant presence on the www.hyatt.com website and also reach consumers through our www.hyattresidenceclub.com website.

Master License Agreement

        On October 1, 2014, in connection with the closing of the acquisition of HVO, our subsidiary entered into a Master License Agreement with a subsidiary of Hyatt Hotels Corporation. The Master License Agreement provides an exclusive license for the use of the Hyatt® brand in connection with the shared ownership business.

        Pursuant to the terms of the Master License Agreement, our subsidiary may continue to develop, market, sell and operate existing shared ownership projects as well as new shared ownership projects agreed to by us and Hyatt. HVO must comply with designated Hyatt® brand standards with respect to the operation of the licensed business. The initial term of the Master License Agreement expires on December 31, 2093, with three 20-year extensions subject to meeting sales performance tests. In consideration for the exclusive license and for access to Hyatt's various marketing channels, including the existing hotel loyalty program, we have agreed to pay Hyatt certain recurring royalty fees based on revenues generated from vacation ownership sales, management, rental and club dues collected by us related to the branded business.

        There are restrictions on transfers by us without Hyatt's written consent of:

  •
  the Master License Agreement,

  •
  all or substantially all of the assets of the licensed business, or

  •
  a transaction or series of transactions that result in a "change of control" of HVO or ILG.

        Hyatt's written consent is not required for a "change of control" of ILG if on the date of the transaction that results in a "change of control":

  •
  ILG is publicly traded, or

  •
  ILG is not publicly traded but earnings from the licensed business comprise not more than 90% of ILG's EBITDA at such time;

    provided that the following conditions are satisfied as of the date of the transaction that resulted in a "change of control" of ILG:

    •
    there are no uncured agreement level defaults,

    •
    all royalty fees have been paid, and

    •
    the transferee is not a competitor of Hyatt in the hotel or shared ownership business.

        The transfer of a "noncontrolling" interest in HVO or ILG to a hotel or shared ownership competitor of Hyatt does not require Hyatt's written consent as long as transferee does not control or direct the day-to-day operations of the licensed business and we institute controls reasonably designed to prevent the transferee from obtaining Hyatt's confidential information.

        Hyatt may terminate the Master License Agreement upon the occurrence of certain uncured, material defaults by us. Such defaults include, but are not limited to, a payment default, bankruptcy, a transfer in breach of the specified transfer restrictions or a material failure to comply with Hyatt® brand standards on a systemic level.

Competitive Strengths

  Leading positions within non-traditional leisure lodging

        The Interval Network, with 1.8 million members, has been a pioneer and innovator in serving the vacation ownership market since 1976, providing high-quality products and services to resort developers and members worldwide. Our tenure of our relationships with our top 25 new-member producing developer clients for the last twelve months ended December 31, 2014 average over 14 years. We are also a leading manager of vacation ownership properties through VRI, VRI Europe, TPI and HVO. Our Aston and Aqua businesses offer vacation rentals in more hotels and resorts throughout Hawaii than any other manager. As an industry leader, we are well-positioned to provide a variety of non-traditional lodging products and services to vacationers, owners, associations and developers.

  Increasingly diversified revenue streams

        Our revenues are diversified across a variety of business models within non-traditional lodging. We derive revenue from vacation exchange, vacation rental, as well as management of vacation ownership resorts and financing, sales and marketing of vacation ownership interests. Our management offerings include property management, association management and related services. With offices in 16 nations, we have a global presence and generate revenue from customers in over 100 countries worldwide. This breadth of services provides us with multiple opportunities to participate in the future growth of the non-traditional lodging industry.

  Compelling value proposition for leisure travelers, developers and property owners

        The flexibility of exchange has consistently been cited by consumers as an important feature of their timeshare purchase. The flexibility Interval membership provides, coupled with its relatively low cost as a percentage of the vacation ownership interest purchase price (generally less than 0.5%), provide an attractive value proposition at point of sale. At the same time, Interval provides sales, marketing and operational support to resort developers. Our vacation rental businesses offer leisure travelers an array of vacation accommodations at properties that are professionally managed. By handling the administrative, fiscal, quality assurance, reservations, association management, maintenance and rentals, our vacation ownership management businesses provide valuable assistance to the property owners. The HVO business offers opportunities to work with an internationally recognized brand and affiliate luxury and upper upscale destinations with the Hyatt Residence Club.

  Recurring revenue streams and robust cash flow generation

        Our businesses generate recurring revenues from membership, club, rental and management fees. This business model provided stable revenue generation through the recent recession.

        Historically, we have required relatively low levels of capital expenditures and we will continue to focus on fee-for-service revenue streams that contribute to our strong free cash flow. Since the beginning of 2010, we have generated approximately $410.0 million of cumulative free cash flow, including $91.6 million during the year ended December 31, 2014.

  Seasoned management team with demonstrated history of success

        Our senior management team has approximately 200 years of combined industry experience. The senior management team has been responsible for many of our core strategies, including enhancing developer and branded hospitality company relationships and entering new international markets. The management team has also been integral in expanding the vacation rental, property and association management and vacation ownership sales and marketing services through acquisitions, including the HVO transaction in October 2014.

Business Strategy

        To grow our business and expand our presence within non-traditional lodging, we are pursuing the following strategic initiatives:

  Leveraging our strategic developer, vacation club and homeowners' association relationships to expand product and service offerings

        ILG believes it can leverage its existing, long-standing strategic developer, vacation club and homeowners' association relationships to capitalize on expanded product offerings related to exchange, rental and management. For example, Interval offers several membership tiers, Basic, Gold and Platinum, which developers may promote in conjunction with their product at point of sale as well as the Club Interval points overlay that developers and resellers can offer as an upgrade to existing owners and new purchasers. This allows owners the option to convert their weeks-based ownership into a points currency and experience the flexibility of exchanging with Interval based on points. In addition, we are looking to collaborate with third parties to develop additional properties that will join the Hyatt Residence Club.

  Enlarging our platform for growth

        We plan to invest in and grow HVO through enhanced marketing efforts, expanding some existing projects, and executing on opportunities to broaden the group's footprint. We intend to continue providing the exceptional service and vacation experiences to which Hyatt Residence Club owners are accustomed. The ILG portfolio includes companies with long and successful track records of leadership in the vacation industry and the addition of HVO expanded our timeshare resort management and exchange businesses. Importantly, HVO provides a new platform for growth with the inclusion of a vacation ownership sales and marketing and financing infrastructure, and further advances our strategy of increasing our recurring fee-for-service revenue. ILG will seek to establish relationships with additional developers building new resorts as well as pursue strategic partnerships.

  Enhancing services with cooperation among our various businesses

        As we continue to integrate the acquisitions from the past couple years, we are pursuing additional opportunities to leverage competencies between our businesses. Our vacation ownership management and vacation rental businesses partner with our exchange businesses to provide flexibility and alternative vacation opportunities to owners. Interval's Getaway program provides an additional distribution channel for the rental of managed inventory, while our vacation rental businesses provide lead generation services to our vacation ownership businesses. We expect to continue to capitalize on opportunities for our businesses to collaborate in order to enhance our sales and marketing efforts, and to share best practices across our platforms.

  Continuing to expand internationally

        We continue to make strategic investments to grow in international markets. In 2013, we formed the VRI Europe joint venture with CLC World Resorts and expanded our vacation ownership management business to Europe. Over the past several years, the Interval Network has been affiliating more resorts abroad than in the United States with 75% of the newly-affiliated resorts from 2012 through 2014 located outside the United States. Further, revenue generated outside the United States represented 21% of our total revenue during the year ended December 31, 2014 compared to 18% during fiscal 2012. We expect to continue to review opportunities to expand our presence internationally.

  Pursuing strategic acquisitions and joint ventures

        We plan to selectively evaluate potential acquisitions, joint ventures and other business arrangements that focus on non-traditional lodging. These activities may be used to expand the Hyatt Residence Club and our other vacation ownership and exchange and rental businesses, provide cross-selling opportunities, or otherwise enhance or complement our existing operations and strategy.

International Operations

        We conduct operations through offices in the U.S. and 15 other countries. For the year ended December 31, 2014, revenue is sourced from over 100 countries worldwide. Other than the United States and Europe, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the years ended December 31, 2014, 2013 and 2012.

        Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented in the table below (in thousands). Amounts in the proceeding table representing revenue sourced from the United States and Europe versus all other countries for year ended December 31, 2012 have been reclassified to conform to current period presentation.

	Year Ended December 31,
	2014	2013	2012
Revenue
United States	$483,007	$404,886	$385,973
Europe	73,119	34,306	26,715
All other countries(a)	58,247	62,023	60,651

Total	$614,373	$501,215	$473,339

(a)
Includes countries within the following continents: Africa, Asia, Australia, North America and South America

	December 31,
	2014	2013
Long-lived assets (excluding goodwill and other intangible assets)
United States	$81,291	$53,056
Europe	4,884	5,812
All other countries	426	688

Total	$86,601	$59,556

Competition

  Exchange and Rental

        The two principal companies in the global vacation ownership exchange business, our Interval International business and RCI, aggressively compete for developer and consumer market share. TPI and several third parties operate in this industry with a significantly more limited scope of available accommodations. Our Exchange and Rental segment also faces increasing competition from points-based vacation clubs and large resort developers, which often operate their own internal exchange systems to facilitate exchanges for owners of vacation interests at their resorts as they increase in size and scope. In addition, vacation clubs and resort developers may have direct exchange relationships with other developers.

        We believe that developers and homeowners' associations generally choose to affiliate with an exchange network based on:

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

        Based on the most recent disclosure statements filed by RCI and Interval for the year ended December 31, 2013, RCI had approximately 3.7 million points and weeks members and its network for weeks included a total of approximately 4,250 resorts while the Interval Network, at that time, had approximately 1.8 million members and included nearly 2,900 resorts. Accordingly, RCI is the larger provider of vacation ownership member services with a larger exchange network. Through the resources of its corporate affiliates, particularly Wyndham Vacation Ownership, Inc., itself engaged in vacation ownership sales and significantly larger than HVO, RCI may have greater access to a significant segment of new purchasers of vacation interests.

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

        On the rental side, we compete with hotels and other leisure accommodations providers for vacationers on the basis of our range of available accommodations, price, locations, and amenities. In addition, we also compete with alternative lodging marketplaces such as Airbnb and HomeAway, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, in locations throughout the world, which can be rented on a nightly, weekly or monthly basis.

  Vacation Ownership

        The vacation ownership management businesses face competition from other management companies, developers and clubs. The principal competitive factors in attracting hotel, condominium and timeshare resort and other vacation property owners and homeowners' associations are the ability to provide comprehensive management services at competitive prices and increasingly the ability to assist in the sale of defaulted inventory. In addition, there are low barriers to entry for new competitors.

        Our vacation ownership business competes with other branded and independent vacation ownership developers for sales of vacation ownership interests based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity for vacation ownership owners to exchange into time at other vacation ownership properties or other program benefits as well as brand name recognition and reputation. We also compete for talent, marketing channels and new projects. A number of the competitors in this business are larger with greater resources, distribution platforms, sales capabilities and access to capital for new projects than our business. Our ability to attract and retain purchasers of vacation ownership interests depends on our success in distinguishing the quality and value of our vacation ownership offerings from those offered by others.

Seasonality

        Revenue at ILG is influenced by the seasonal nature of travel. Within our Exchange and Rental segment, our vacation exchange businesses generally recognize exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. Our vacation rental businesses recognize rental revenue based on occupancy, with the first and third quarters generally generating higher revenue as a result of increased leisure travel to our Hawaii-based managed properties during these periods, and the second and fourth quarters generally generating lower revenue.

        Within our Vacation Ownership segment, our sales and financing business experiences a modest impact from seasonality, with higher sales volumes during the traditional vacation periods, largely the third quarter (summer months). Our vacation ownership management businesses by and large do not experience significant seasonality.

Employees

        As of December 31, 2014, ILG had approximately 6,100 employees worldwide. With the exception of employees at two properties in Hawaii, one property in California, one property in Puerto Rico and employees in Argentina, Italy, Mexico and Spain, employees are not represented by unions or collective bargaining agreements. ILG believes that relationships with its employees are generally good.

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

Regulations Applicable to Vacation Ownership Sales and the Exchange Business

        Our vacation ownership business is subject to laws and regulations that govern the development of vacation ownership properties and the sale of vacation ownership interests. Developers are generally required to register in the state where the vacation property is located as well as each state having residents to whom the vacation ownership program will be marketed. Generally, registration must be completed before the program is marketed or advertised. The laws of most states require resort developers to file a detailed offering statement describing their business and all material aspects of the project and sale of vacation interests with a designated state authority. Laws in many jurisdictions where vacation interests are marketed grant the purchaser of a vacation interest the right to cancel a contract of purchase at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided. Our sales and marketing practices are subject to the Equal Credit Opportunity Act as well as various federal and state fair housing laws, while our financing operations are subject to the requirements of the Truth-in-Lending Act as well as the Real Estate Settlement Procedures Act ("RESPA").

        Certain jurisdictions regulate exchange services, generally requiring us to annually prepare and file disclosure guides in such jurisdictions. In the European Union, a Timeshare Directive has been implemented by member states. This directive imposes requirements on businesses offering timeshare exchange relating to disclosures, rescission and timing of acceptance of initial membership payment to the exchange provider. We have implemented compliance measures as national laws have been adopted by member states pursuant to this directive.

        In addition, several jurisdictions in the future may enact regulations that would impose or increase taxes on members that complete exchanges, similar to local transient occupancy taxes.

Regulations Applicable to Resort Operations

        A number of our businesses that manage operations of resorts are subject to, among others, laws and regulations that relate to health, safety and sanitation, the sale of alcoholic beverages, facility operation, access by disabled persons and fire safety. Applicable tourism regulations in Spain and the Canary Islands require that resorts managed by VRI Europe and its subsidiaries in those regions be registered in the Registry of Tourism. We believe that we are in material compliance with these laws and regulations as such are relevant to our business. These requirements are summarized below.

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

        Other.    Our businesses are subject to state and local regulation, including fire safety and applicable real estate brokerage and community association management licensing statutes.

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

        The success of ILG and our businesses depends, in substantial part, upon the health of the worldwide vacation ownership, vacation rental and travel industries. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Economic conditions may cause decreased demand for purchases of vacation ownership interests, may increase default rates among current owners, and may increase refund requests from our members. Members and other consumers may be unable or unwilling to travel to certain destinations where vacation ownership resorts and vacation rental properties are located based on one or more of the following factors:

  •
  inclement weather,

  •
  natural disasters, such as earthquakes, hurricanes, fires, floods and tsunamis,

  •
  epidemics, pandemics or other health concerns,

  •
  terrorism, regional violence, enhanced travel security measures and/or geopolitical conflicts,

  •
  price increases for travel related services,

  •
  financial instability of the airline industry and associated air carrier bankruptcies,

  •
  decreased airlift to relevant markets,

  •
  job actions and strikes, and

  •
  increased costs of transportation based on increased fuel prices.

        These could result in a decrease and/or delay in demand for travel to our managed hotels and resorts and for exchanges and Getaways to, and purchases of, vacation ownership interests in affected regions. This decrease and/or delay in demand, depending on its scope and duration, could adversely affect our business and financial performance. Similarly, these factors could result in a decrease in the number of resort accommodations or vacation rentals available for use in our exchange programs or as vacation rentals. The matters described above could result in a decrease in the number of Interval Network members and could have a material adverse effect on the vacation ownership and vacation rental industries, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Availability of Financing and Developer Insolvency—Lack of available financing for vacation property developers and the resultant potential for insolvency and bankruptcy of developers could adversely affect our business, financial condition and results of operations.

        Vacation property developers, including HVO, rely on the credit markets for receivables financing used to fund their sales and marketing efforts and for financing new development. If receivables financing, vacation ownership asset backed securitizations, or financing for development of resorts is unavailable or is only available on unacceptable terms, developers may scale back or even cease operations, including sales and marketing efforts and development of resorts, which are sources of new members for our exchange networks. In addition, developers may seek to extend or adjust payment terms with us.

        Inability to obtain financing on acceptable terms, or at all, previously caused and may in the future cause insolvency of resort developers affiliated with our exchange networks, which in turn could reduce or stop the flow of new members from their resorts and also could adversely affect the operations and desirability of exchange with those resorts if the developer's insolvency impacts the management of the resorts. In some cases a developer in bankruptcy could terminate its existing relationship with us. Insolvency of one or more developers that in the aggregate have significant obligations owed to us could cause impairments to certain receivables and assets which could have a material adverse effect on our results of operations.

        Insolvency of a number of vacation ownership properties managed by us, particularly several of our largest managed properties, could materially adversely affect the Vacation Ownership segment's business, financial condition and results of operations.

Availability of Financing—Lack of available financing for consumers could adversely affect our business, financial condition and results of operations.

        A lack of available credit for consumers could result in a decrease in potential purchasers of vacation interests, which would negatively impact our vacation ownership sales and membership in our exchange networks. This may also cause a decrease in potential purchasers of interests at vacation properties we manage, which could lead to loss of management agreements. A lack of available consumer credit could have a material adverse effect on our business, financial condition and results of operations.

Consolidation of Developers—Consolidation of developers could adversely affect our business, financial condition and results of operations

        The industry has been in a period of consolidation, which is expected to continue. When developers that have affiliation agreements with the Interval Network are acquired, they may choose not to continue the agreement or renew at the end of the current term. If we are unable to obtain or retain business relationships with the resultant resort developers, our results of operations may be materially adversely affected.

Competition—The industries in which our businesses operate are highly competitive and these businesses are subject to risks relating to competition that may adversely affect our performance.

        Our businesses will be adversely impacted if they cannot compete effectively in their respective industries, each of which is highly competitive. Some of our competitors have significantly greater financial, marketing and other resources than we have. In particular, in the case of the Interval Network, its primary competitor, RCI, is larger. Through the resources of its corporate affiliates, particularly, Wyndham Vacation Ownership, Inc., itself engaged in vacation ownership sales, RCI may have greater access to a significant segment of new vacation ownership purchasers and a broader platform for participating in industry consolidation. Our Exchange and Rental business also competes for rentals with other leisure lodging operators, including both independent and branded properties as well as with alternative lodging marketplaces such as Airbnb and HomeAway, which operate websites that market available furnished, privately-owned residential properties in locations throughout the world, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. Competitive pressures may cause us to reduce our fee structure or potentially modify our business models, which could adversely affect our business, financial condition and results of operations.

        We believe that developers will continue to create, operate and expand internal exchange and vacation club systems, which decreases their reliance on external vacation ownership exchange programs, including those offered by us, and adversely impacts the supply of resort accommodations available through our exchange networks. The effects on our business are more pronounced as the proportion of vacation club corporate members in the Interval Network increases. The vacation ownership industry has and may continue to experience consolidation through the acquisition of vacation ownership developers by other developers, which may result in the diversion of exchange membership and other business.

        Our Vacation Ownership business competes with other vacation ownership developers for sales of vacation ownership interests based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity for vacation ownership owners to exchange into time at other vacation ownership properties or other program benefits as well as brand name recognition and reputation. A number of our competitors are significantly larger with greater access to capital resources and broader sales, marketing and distribution capabilities than we have. We also compete with other timeshare management companies on the basis of quality and types of services offered, price and relationship. Our ability to attract and retain purchasers of vacation ownership interests and management services depends on our success in distinguishing the quality and value of our vacation ownership offerings from those offered by others. If we are unable to do so, our ability to compete effectively for sales of timeshare interests and management contracts could be adversely affected.

Third Party Relationships—We depend on relationships with developers, members and other vacation property owners and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

        Our Interval Network business is dependent upon vacation ownership developers for new members and upon members and participants to renew their existing memberships and otherwise engage in transactions. Developers and members also supply resort accommodations for use in exchanges and Getaways. Our vacation rental businesses are dependent upon vacation property and hotel owners for vacation properties to rent to vacationers. The Interval Network has established relationships with numerous developers pursuant to exclusive multi-year affiliation agreements and we believe that relationships with these entities are generally strong, but these historical relationships may not continue in the future. During each year, the affiliation agreements for several of the Interval Network's new member-producing developers are scheduled to renew. The non-renewal of an affiliation agreement will adversely affect our ability to secure new members for our programs from the non-renewing resort or developer, and will result in the loss of existing Interval Network members (and their vacation interests) at the end of their current membership to the extent that we do not secure membership renewals directly from such members. In addition, we may be unable to negotiate new affiliation agreements with resort developers or secure renewals with existing members in our exchange programs, and our failure to do so would result in decreases in the number of new and/or existing members, the supply of resort accommodations available through our exchange networks and related revenue. The loss or renegotiation on less favorable terms of several of our largest affiliation agreements could materially impact our business, financial condition and results of operations.

        If we are unable to obtain sufficient renewals of affiliations with resorts and memberships with consumers or to enter into new affiliation agreements, this could have a material adverse effect on our business, financial condition and results of operations. Our ability to maintain existing or negotiate new affiliation agreements on terms as favorable as currently in place may be adversely impacted by the continued creation and operation of internal reservation and exchange networks by developers and vacation clubs, as well as by consolidation in the vacation ownership industry. This could materially adversely affect our business, financial condition and results of operations.

        Similarly, the failure of our businesses to maintain existing or negotiate new rental services arrangements and related management agreements with hotel and vacation property owners, as a result of the sale of property to third parties, contract dispute or otherwise, or the failure of vacationers to book vacation rentals through these businesses would result in a decrease in related revenue, which would have an adverse effect on our business, financial condition and results of operations.

        We may be unable to obtain and maintain management agreements with the homeowners' associations or other parties that control management of vacation ownership resorts. The loss of several of our largest vacation ownership management agreements could materially impact the business, financial condition and results of operations of our Vacation Ownership businesses.

Inventory—Insufficient availability of inventory may adversely affect our profits.

        Our exchange networks' transaction levels are influenced by the supply of inventory in the system and the demand for such available inventory. The availability of exchange inventory is dependent on it being deposited into the system, directly by a member in support of a current or future exchange request or by a developer on behalf of its owners to support their anticipated exchanges.

        A number of factors may impact the supply and demand of inventory. For example, economic conditions may negatively impact our members' desire to travel, often resulting in an increase in the number of deposits made as a means of preserving the inventory's value for exchange at a later date when the member is ready to travel, while reducing the demand for inventory which is then available for exchange. Also, destination-specific factors such as regional health and safety concerns, the occurrence or threat of natural disasters and weather may decrease our members' desire to travel or exchange to a given destination, resulting in an increased supply of, but a decreased demand for, inventory from this destination. Additionally, inventory may not be as available to the Interval system because owners are choosing to travel to their home resort/vacation club system or otherwise not depositing with the Interval Network. In these instances, the demand for exchange and Getaway inventory may be greater than the inventory available. Where the supply and demand of inventory do not keep pace, transactions may decrease or we may elect to purchase additional inventory to fulfill the demand, which could negatively affect our profits and margin.

        If we fail to develop vacation ownership properties, expand existing properties or are unsuccessful in entering into new agreements with third-party developers, we may experience a decline in vacation ownership interest inventory available to be sold by us, which could result in a decrease in our revenues. In addition, a decline in vacation ownership interest inventory could result in both a decrease of financing revenues that are generated from purchasers of vacation ownership interests and fee revenues that are generated by providing club, management, sales and marketing services.

Vacation Rental Revenue—Our success is dependent, in part, on revenue from vacation rentals and, if consumer demand for vacation rentals falls materially below historic levels, our business, financial condition and results of operations could be adversely affected.

        General economic conditions can negatively affect demand for our rentals of vacation accommodations to our members and other vacationers, leading us to decrease pricing and resulting in reduced revenue from vacation rentals. Failure of our rental businesses to secure a sufficient number of vacationers for accommodations we offer could also result in increased obligations under guaranteed dollar amount or specified percentage provisions of certain hotel and resort management agreements and, ultimately, could affect our ability to obtain and maintain rental management agreements with vacation property owners. We also actively seek to provide vacation rental services to resorts participating in our exchange networks and rent units for developers and associations that are part of the Hyatt Residence Club or managed by TPI and VRI. Any material or prolonged decrease in demand and/or pricing for vacation rentals would further impact our revenue and, if materially below historical levels, could have a material adverse effect on our business, financial condition and results of operations.

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

        As of December 31, 2014, we had total debt of approximately $488.0 million borrowed under our revolving credit facility. We also had an additional $103.7 million, net of any letters of credit usage, available for borrowing under the credit facility at that date. We may also incur significant additional indebtedness in the future, including expanding our revolving credit facility by up to $100.0 million. Our indebtedness and the restrictive covenants contained in our credit facility may, among other things:

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

        Our operations require managerial, operational, sales and marketing expertise as well as the maintenance of relationships with resort developers, homeowners' associations, vacation property owners and other third parties. In particular, we are dependent upon the management skills and continued services of several members of our senior management team. The failure of such key personnel to continue to be active in management of our businesses could have a material adverse effect on relationships with third parties, business, financial condition and results of operations. In addition, our failure to attract and retain key personnel will adversely impact our ability to grow the HVO business. We do not maintain key employee insurance for any of our officers and employees.

Adverse Events and Trends in Key Vacation Destinations—Events and trends in key vacation destinations could adversely affect our business, financial condition and results of operations.

        A substantial percentage of the vacation ownership resorts currently participating in Interval's exchange networks are located in Florida, Hawaii, Las Vegas, Mexico and Southern California, a large number of vacation properties for which we provide rental services are located in Hawaii, and a significant portion of our European management revenue derives from Costa del Sol, Spain and Tenerife, Canary Islands. Approximately $211.1 million, $146.6 million, and $133.3 million of 2014, 2013, and 2012 revenue, respectively, which excludes the pass-through revenue, was generated from travel to properties in these key vacation destinations as well as hotel, resort and homeowners' association management services performed in these locations. As a result, our ongoing ability to successfully process exchange vacations for members, as well as our ability to find vacationers for accommodations marketed or managed by us, is largely dependent on the continued desirability of these areas as key vacation destinations. Any significant shift in travel demand for one or more of these key destinations or any adverse impact on transportation to them, such as decreased airlift, natural disasters, regional violence, terrorism or increased travel costs, could have a material adverse effect on our business, financial condition and results of operations.

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

        A substantial percentage of the HVO business' vacation ownership interests available for sale are located in Florida and Hawaii. These same events could affect sales of vacation ownership interests and other revenues related to those properties.

International Operations—We operate in a number of international markets, which exposes us to additional risks that could adversely affect our business, financial condition and results of operations.

        Revenue from international operations for the years ended December 31, 2014, 2013, and 2012 was $131.4 million $96.3 million, and $87.4 million, respectively. We continue to seek to invest in various international markets.

        In order to achieve widespread acceptance in international markets, we must continue to successfully tailor our services to the unique customs and cultures of relevant countries and markets. Learning the customs and cultures of various countries and markets can be difficult and costly, and the failure to do so could slow international growth. Operating in international markets also exposes us to additional risks, including, among others, compliance with applicable U.S. and foreign laws including economic sanctions, embargoes and anti-corruption laws, changes in regulatory requirements including taxation, limits on our ability to sell products and services and enforce intellectual property rights and difficulties in managing operations due to distance, language and cultural differences, including issues associated with staffing and managing foreign operations.

        We are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. As of December 31, 2014, we had $5.2 million of unrealized loss in other comprehensive income within stockholders' equity pertaining to our Venezuela entity, until such time we sell or liquidate our investment. Furthermore, other countries in which we maintain operations may impose limitations on the repatriation of cash from such countries now or in the future. Any limitation on us to transfer significant cash across borders from our international operations pertaining to intercompany debt or intercompany trade payables, if any, could have a material adverse effect on our business, financial condition and results of operations.

Exchange Rate Changes—Material changes in foreign currency exchange rates could materially adversely affect our results of operations.

        Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. In particular, significant fluctuations in the value of the U.S. dollar relative to the Euro and the British Pound, among other foreign currencies, could have an adverse effect on our results of operations due to the effects of translation of local currency balances and results into U.S. dollars. We do not currently engage in hedging transactions designed to reduce our exposure to foreign currency risk.

Acquisitions and Strategic Arrangements—We may experience financial and operational risks in connection with acquisitions and strategic arrangements.

        In October 2014, we purchased the HVO business. During the fourth quarter of 2013, our newly-formed subsidiary VRI Europe Limited purchased the European shared ownership resort management business of CLC World Resorts and Hotels, or CLC, and we also purchased the Aqua business in Hawaii. These acquisitions are in addition to the February 2012 acquisition of VRI and the November 2010 acquisition of TPI. We intend to continue selectively pursuing other acquisitions. However, we may be unable to identify attractive acquisition candidates or complete transactions on favorable terms. In addition, in the case of acquired businesses, we will need to:

  •
  successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with existing operations and systems;

  •
  maintain third party relationships previously established by acquired companies;

  •
  attract and retain senior management and other key personnel at acquired businesses; and

  •
  successfully manage new business lines, as well as acquisition-related workload.

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

Third Party Relationships—We depend on third parties to process certain fulfillment services.

        In connection with providing benefits and services in our Exchange and Rental businesses, we rely on third party service providers for processing certain fulfillment services. If these third parties are unable to continue to provide the services to us, our ability to deliver expected benefits and services to our customers may be adversely affected. This may cause dissatisfaction and may damage our reputation.

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

        In connection with our vacation ownership business, we provide loans to purchasers to finance their purchase of vacation ownership interests. If purchasers default on the loans that we provide to finance their purchases of vacation ownership interests, the revenues and profits that we derive from the vacation ownership business could be reduced. Providing secured financing to some purchasers of vacation ownership interests subjects us to the risk of purchaser default. As of December 31, 2014, we had approximately $36.5 million of net timeshare financing receivables outstanding. We could incur material losses if there is a significant increase in the delinquency rate applicable to our portfolio of consumer loans. An increased level of delinquencies could result from changes in economic or market conditions, increases in interest rates, adverse employment conditions and other factors beyond our control. Increased delinquencies could also result from our inability to evaluate accurately the credit worthiness of the customers to whom we extend financing. If default rates for our borrowers were to increase, we may be required to increase our provision for loan losses. In addition, increased delinquency rates may cause buyers of, or lenders whose loans are secured by, our consumer loans to reduce the amount of availability under our financing or loan sale facilities, or to increase the interest costs associated with such facilities. In such an event, our cost of financing would increase, and we may not be able to secure financing on terms acceptable to us, if at all.

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

        Our vacation ownership business provides financing to purchasers of our vacation ownership interests, and we may seek to obtain third party lender receivables financing. Volatility in the credit markets may impact the timing and volume of the timeshare loans that we are able to finance which could adversely affect our sales.

Sufficiency of Maintenance Fee Collection and Budgeting—Our continued management of homeowners' associations depends on their ability to collect sufficient maintenances fees.

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

        Most of our VRI Europe properties in Spain operate on a fixed fee basis and VRI Europe has a responsibility to maintain the properties. To the extent the costs of maintenance and operation exceed historic and planned amounts, we may be required to fund the deficit.

Control of Managed Resorts—Our management agreements with homeowners' associations may not be renewed if an entity that offers management services acquires sufficient interests in the resort.

        The homeowners' associations that engage us to manage their resorts are operated through an elected board. Entities that offer management services have acquired, or may acquire, a number of vacation ownership interests that may be voted to influence the composition of the homeowners' association board. To the extent that an entity offering management services is able to influence the membership or decision-making of the homeowners' association board based on their ownership of interests at the resort, our management agreements may not be renewed and our business and results of operations may be adversely affected.

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

Property Renovations—A significant decrease in the supply of available vacation accommodations due to ongoing property renovations could adversely affect our business, financial condition and results of operations.

        The vacation properties for which we provide rental and/or management services are expected to undergo significant renovations periodically. These renovations may result in a decrease in the supply of vacation accommodations available to vacationers during the applicable renovation periods. Furthermore, ongoing renovations at a particular property may negatively impact the desirability of the property as a vacation destination. A significant decrease in the supply of available vacation accommodations during renovation periods, coupled with the inability to attract vacationers to properties undergoing renovations, could have an adverse effect on our business, financial condition and results of operations.

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

        The vacation ownership industry is subject to extensive regulations in various jurisdictions in the United States and elsewhere, which generally require vacation ownership resort developers to follow certain procedures in connection with the sale and marketing of vacation interests, including the filing of offering statements with relevant governmental authorities for approval and the delivery to prospective purchasers of certain information relating to the terms of the purchase and use, including rescission rights. In addition, we provide financing to some purchasers of vacation ownership interests and we also service the resulting loans. This practice subjects us to various regulations, including those which require disclosure to borrowers regarding the terms of their loans as well as settlement, servicing and collection of loans. As a result, any negative change in the regulatory environment within the vacation ownership industry could have a material adverse effect on our business, financial condition and results of operations.

        Vacation property operations are directly subject to a number of licensing requirements, as well as certain laws and regulations relating to consumer protection, particularly, those associated with hotel and resort management, including those relating to the preparation and sale of food and beverages, liquor service and health, safety and accessibility of managed premises. The failure of our businesses to comply with applicable laws, rules and regulations, or to obtain required licenses or rights, could have a material adverse effect on our business, financial condition and results of operations.

Licensing—The exclusive license for the Hyatt® brand in connection with our vacation ownership business could be terminated.

        If we default as specified in the Master License Agreement, dated October 1, 2014, with Hyatt Franchising, L.L.C., we could lose our exclusive right to use the Hyatt® brand in the timeshare business. The loss of this right along with the right to use Hyatt's marketing channels, including its existing hotel loyalty program, could result in the reduction of revenue and profits derived from our vacation ownership business.

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

Our ability to expand our vacation ownership business and remain competitive could be harmed if Hyatt Franchising does not consent to our use of their trademarks at new resorts we acquire, develop or propose to franchise in the future.

        Under the terms of our master license agreement, we must obtain Hyatt Franchising's approval, to use the Hyatt® brand in connection with shared ownership projects we acquire, develop or propose to franchise in the future. Hyatt may reject a proposed project if, among other things, the project does not meet applicable brand standards or is reasonably likely to breach applicable contractual or legal restrictions. If Hyatt does not permit us to use the brand in connection with our development or acquisition plans, our ability to expand our HVO business and remain competitive may be materially adversely affected. The requirement to obtain consent to our expansion plans, or the need to identify and secure alternative expansion opportunities if we do not obtain approval, may delay implementation of our expansion plans and cause us to incur additional expense.

Maintenance of Brand Standards—The maintenance and refurbishment of Hyatt Residence Club properties in accordance with brand standards depends on maintenance fees paid by the owners of vacation ownership interests.

        Owners of vacation ownership interests at Hyatt Residence Club resorts must pay maintenance fees levied by property owners' association boards. These maintenance fees are used to maintain and refurbish the vacation ownership properties and to keep the properties in compliance with Hyatt® brand standards. If property owners' association boards do not levy sufficient maintenance fees or special assessments, or if owners of vacation ownership interests do not pay these fees, not only would our management fee revenue be adversely affected, but the vacation ownership properties could fail to comply with applicable brand standards. If any vacation ownership property fails to comply with the brand standards, Hyatt could terminate our rights under the Master License Agreement to use its trademarks at such noncompliant property, which could result in the loss of management fees, decrease customer satisfaction and impair our ability to market and sell our products at the non-compliant locations.

Timing, budgeting and other risks could result in delays or cancellations of our efforts to develop the vacation ownership developments that we undertake, or make these activities more expensive, which could reduce our profits or impair our ability to compete effectively.

        We plan to selectively undertake, in some cases with joint venture partners, construction of vacation ownership developments which may span multiple phases and often take years to complete. These efforts are subject to a number of risks, including:

  •
  construction delays or cost overruns (including labor and materials) that may increase project costs;

  •
  obtaining zoning, occupancy and other required permits or authorizations;

  •
  changes in economic conditions that may result in weakened or lack of demand or negative project returns;

  •
  governmental restrictions on the size or kind of development;

  •
  force majeure events, including earthquakes, tornados, hurricanes, floods or tsunamis; and

  •
  design defects that could increase costs

        Additionally, developing new properties often involves lengthy development periods during which significant amounts of capital must be funded before sales proceeds are available to defray costs. If the cost of funding new development exceeds budgeted amounts, and/or the time period for development is longer than initially anticipated, our profits could be reduced. Further, due to the lengthy development cycle, adverse economic conditions may alter or impede our development plans, thereby resulting in incremental costs to us or potential impairment charges.

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

        We have several significant development projects related to our proprietary and third party technology. We have committed sizable resources to these projects, which are expected to be phased in over several years. These projects are extremely complex, in part, because of the wide range of processes and the legacy systems involved. We use both internal and external resources, and if these resources become unavailable, our business and operations may be adversely affected. As we proceed with our existing projects, we are using controlled project plans and change control processes that we believe will provide for the adequate allocation of resources. However, a divergence from these may result in cost overruns or project delays. If the systems do not operate as expected, this could impact our ability to perform necessary business operations, which could materially adversely affect our business.

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

        A company processing, storing, or transmitting payment card data must be compliant with Payment Card Industry-Data Security Standards, or PCI-DSS, or risk losing its ability to process credit card payments and being audited and/or fined. As of December 31, 2014, we believe our Interval, HVO and VRI Europe businesses are compliant with these standards and our Aqua, Aston, VRI and TPI businesses are working to become fully compliant. Failure to obtain or maintain PCI-DSS compliance could result in our inability to accept credit card payments or subject us to penalties and thus could have a material negative effect on our operations. Changes in these security standards may cause us to incur significant unanticipated expenses to meet new requirements.

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

        Market forces beyond our control may limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, may be uninsurable or the price of coverage for such losses may be too expensive to justify obtaining insurance. As a result, the cost of our insurance may increase and our coverage levels may decrease. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or that of owners of vacation ownership interests or in some cases may not provide a recovery for any part of a loss. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, we could lose the management contract for the property and for HVO properties, the property may lose the brand.

Takeover Defenses—Our rights plan, charter provisions and terms of our debt agreements may affect the likelihood of a takeover or change of control of ILG.

        We have in place a stockholders' rights plan and certain charter provisions that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of our company that are not approved by our board. In particular, our charter provides that stockholders may not act by written consent and that the board has the power to issue shares of preferred stock with such designation, powers, preferences, and rights as the board shall determine. The transactions that may be deterred, delayed or prevented might have allowed our stockholders to receive a premium for their shares over then-current market prices. In addition, under our senior credit facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders to terminate the facility and require us to repay outstanding borrowings. As a result, the provisions of this agreement also may affect the likelihood of a takeover or other change of control. Under the master license agreement, we need Hyatt's written consent prior to a change of control (as defined in the agreement) of our subsidiary, S.O.I. Acquisition Corp. and, in certain cases, of ILG.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of the date hereof, ILG conducts operations through 36 offices in 16 countries, of which 15 offices are within the United States and 21 offices are outside of the United States. ILG's global headquarters is located in Miami, Florida and occupies approximately 100,000 square feet of office space under a long-term lease expiring in December 2020.

        Our vacation exchange businesses within the Exchange and Rental segment operate a call center in Miami with approximately 60,000 square feet under a long-term lease expiring in October 2016. Our European headquarters is located in London, England and occupies approximately 24,000 square feet of office space under a long-term lease which expires in September 2021, while our Asian headquarters is located in Singapore and occupies approximately 5,500 square feet of office space expiring in August 2015. The vacation rental business within our Exchange and Rental segment is headquartered in Honolulu, Hawaii with approximately 18,000 square feet of office space under a lease expiring in October 2019.

        The Vacation Ownership businesses have main offices in St. Petersburg, Florida under a lease of 13,000 square feet through November 2020 and Orange County, California under a lease of 34,000 square feet expiring May 2024.

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

	High	Low
Year Ended December 31, 2014
Fourth Quarter	$24.48	$18.83
Third Quarter	$22.85	$19.05
Second Quarter	$27.51	$18.96
First Quarter	$31.04	$25.39
Year Ended December 31, 2013
Fourth Quarter	$32.13	$23.00
Third Quarter	$23.85	$19.95
Second Quarter	$22.24	$18.82
First Quarter	$22.20	$19.35

        As of February 13, 2015, there were approximately 1,500 holders of record of our common stock and the closing price of ILG common stock was $25.44. Because many of the outstanding shares of ILG common stock are held by brokers and other institutions on behalf of stockholders, ILG is not able to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

        In March 2012, our Board of Directors announced the beginning of our quarterly dividend payments which, in 2012, were declared and paid at a rate of $0.10 per share. In December 2012, we accelerated the payment of the dividend that would otherwise have been paid during the first quarter of 2013. In 2013 and 2014, we declared and paid quarterly dividends of $0.11 per share beginning with the payment in the second quarter of 2013. We currently expect to declare and pay quarterly dividends of $0.12 per share quarterly in 2015. The actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board of Directors each quarter and will depend upon our results of operations, cash requirements and surplus, financial condition, legal requirements, capital requirements relating to business initiatives, investments and acquisitions and other factors that our Board of Directors may deem relevant. In addition, our revolving credit facility has various financial and operating covenants that place significant restrictions on us, including our ability to pay dividends.

Unregistered Sales of Equity Securities

        During the year ended December 31, 2013, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

        The following table sets forth information with respect to purchases of shares of our common stock, excluding commissions, made during the quarter ended December 31, 2014 by or on behalf of ILG or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs(1)
October 2014	—	—	—	$10,013,364
November 2014	—	—	—	$10,013,364
December 2014	—	—	—	$10,013,364

(1)
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

        The following graph covers the period from December 31, 2009 to December 31, 2014, assuming $100 was invested on December 31, 2009 in ILG common stock, and in each of the Russell 2000 in which our stock has been included since June 2009, and a peer group of companies in the Russell 2000 with the Hotels, Restaurant and Leisure GICS code 253010 (a list of these companies is provided below). The graph assumes that all dividends were reinvested on the date of payment without payment of any commissions. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return

ASSUMES $100 INVESTED ON DECEMBER 31, 2009
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2014

Company/Index/Market	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Interval Leisure Group, Inc.	$100.00	$129.43	$109.14	$159.77	$258.33	$178.09
Russell 2000 Index	$100.00	$126.81	$121.52	$141.42	$196.32	$205.93
Peer Group	$100.00	$121.30	$110.24	$132.35	$186.44	$208.56

        Companies included in peer group index with GICS Code 253010:

AMC Entertainment Holdings, Inc.	Dineequity Inc	Morgans Hotel Group Co.
Belmond Ltd	El Pollo Loco, Inc.	Orbitz Worldwide, Inc.
Biglari Holdings Inc.	Empire Resorts, Inc.	Penn National Gaming, Inc.
BJ's Restaurants Inc.	Interval Leisure Group Inc.	Reading International, Inc.
Bob Evans Farms	International Speedway Corp.	Republic Airways Holdings, Inc.
Boyd Gaming Corp.	Intrawest Resorts Holdings, Inc.	Ruby Tuesday Inc.
Bravo Brio Restaurant Group	Isle of Capri Casinos Inc.	Ruth's Hospitality Group Inc.
Caesars Entertainment Corp.	JetBlue Airways Corp.	Scientific Games Corp.
Carrols Restaurant Group Inc.	La Quinta Holdings, Inc.	Skywest, Inc.
CHC Group Ltd.	Life Time Fitness Inc.	Sonic Corp.
Churchill Downs Inc.	Marcus Corporation	Speedway Motorsports Inc.
Cracker Barrel Old Country	Marriott Vacations Worldwide Corp.	Steiner Leisure Ltd.
Denny's Corp	Monarch Casino & Resort Inc.

Item 6.    Selected Financial Data

        The following Selected Financial Data should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Income" in Item 7 of this report.

Financial Information:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Income Data
Revenue	$614,373	$501,215	$473,339	$428,794	$409,440
Operating income	127,094	132,745	109,781	98,784	104,477
Net income attributable to common stockholders	78,930	81,217	40,702	41,126	42,418
Adjusted net income(1)	81,833	81,468	53,206	40,827	43,110
EBITDA(1)	158,731	155,103	125,261	140,942	141,130
Adjusted EBITDA(1)	175,140	166,243	157,068	152,349	152,375
Earnings per share
Basic	$1.38	$1.42	$0.72	$0.72	$0.75
Diluted	1.36	1.40	0.71	0.71	0.73
Adjusted earnings per share(1)
Basic	$1.43	$1.42	$0.94	$0.72	$0.76
Diluted	1.41	1.41	0.93	0.71	0.75
Dividends declared
Dividends declared per share of common stock	$0.44	$0.33	$0.50	$—	$—

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data
Total assets	$1,328,827	$1,024,619	$906,920	$976,322	$978,384
Long-term debt, net of current portion	488,000	253,000	260,000	340,113	357,576
ILG stockholders' equity	384,043	343,825	272,066	248,685	221,212
Noncontrolling interest	36,305	32,708	—	—	—

Operating Statistics:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Exchange and Rental
Total active members (000's)(2)	1,799	1,815	1,824	1,780	1,803
Average revenue per member(3)	$180.55	$187.13	$182.39	$182.71	$181.36
Available room nights (000's)(4)	3,015	1,537	1,497	1,537	1,613
RevPAR(5)	$123.06	$138.90	$130.28	$111.43	$95.79
Vacation Ownership
Contract sales (000's)(6)	$26,173	—	—	—	—
Average transaction price(7)	$34,438	—	—	—	—
Volume per guest(8)	$3,581	—	—	—	—

Additional Data:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Exchange and Rental
Transaction revenue(9)	$193,206	$198,933	$198,434	$192,297	$190,954
Membership fee revenue(10)	127,396	135,198	130,784	129,477	129,818
Ancillary member revenue(11)	6,649	6,852	6,976	7,371	8,709

Total member revenue	327,251	340,983	336,194	329,145	329,481
Other revenue(12)	25,262	24,024	21,538	20,282	15,747
Rental management revenue	48,148	29,956	27,075	24,800	22,113
Pass-through revenue(13)	82,729	47,426	43,986	41,026	41,032

Total Exchange & Rental revenue	$483,390	$442,389	$428,793	$415,253	$408,373

Exchange and Rental gross margin	62.0%	67.1%	67.1%	68.2%	68.8%
Exchange and Rental gross margin without pass-through	74.8%	75.2%	74.8%	75.7%	76.4%
Vacation Ownership
Management fee revenue	$92,017	$41,595	$27,871	7,641	580
Sales and financing revenue	9,479	—	—	—	—
Pass-through revenue(13)	29,487	17,231	16,675	5,900	487

Total Vacation Ownership revenue	$130,983	$58,826	$44,546	$13,541	$1,067

Vacation Ownership gross margin	38.5%	42.3%	39.2%	30.5%	28.6%
Vacation Ownership gross margin without pass-through	49.6%	59.8%	62.3%	54.0%	52.6%

(1)
Refer to "ILG's Principles of Financial Reporting" within Item 7 of this annual report on Form 10-K for definitions of these non-GAAP measures. Additionally, refer to "Reconciliations of Non-GAAP Measures" within Item 7 for full reconciliations of these non-GAAP measures to their respective GAAP measures.

(2)
Represents active members of the Interval Network as of the end of the period. Active members are members in good standing that have paid membership fees and any other applicable charges in full as of the end of the period or are within the allowed grace period. All Hyatt Residence Club members are also members of the Interval Network.

(3)
Represents membership fee revenue, transaction revenue and ancillary member revenue for the Interval Network and Hyatt Residence Club for the applicable period divided by the monthly weighted average number of active members during the applicable period. Hyatt Residence Club revenue is included herein only since its acquisition date.

(4)
Available Room Nights is the number of nights available at Aston and Aqua managed vacation properties during the period, which excludes all rooms under renovation. Aqua available room nights included herein are only since its acquisition date.

(5)
Represents Gross Lodging Revenue divided by Available Room Nights during the period. Gross Lodging Revenue is total room revenue collected from all Aston and Aqua-managed occupied rooms during the period. Aqua occupied room nights included herein are only since its acquisition date.

(6)
Represents total vacation ownership interests sold at consolidated and unconsolidated projects pursuant to purchase agreements executed, net of cancellations received, during the period which are no longer subject to a statutory rescission period and where we have received a minimum 10% down payment of the contract purchase price. Contract Sales included herein are only since HVO's October 1, 2014 acquisition.

(7)
Represents Contract Sales divided by the net number of transactions during the period subsequent to the HVO acquisition October 1, 2014.

(8)
Represents Contract Sales divided by the total number of tours during the period subsequent to the HVO acquisition on October 1, 2014.

(9)
Represents Interval Network and Hyatt Residence Club transactional and service fees paid primarily for exchanges, Getaways, reservation servicing, and related transactions. Hyatt Residence Club revenue is included herein only since its acquisition date.

(10)
Represents fees paid for membership in the Interval Network and Hyatt Residence Club.

(11)
Includes revenue related to insurance and travel-related services provided to Interval Network members.

(12)
Includes revenue related primarily to exchange and rental transaction activity and membership programs outside of the Interval Network and Hyatt Residence Club, sales of marketing materials primarily for point-of-sale developer use, and certain financial services-related fee income.

(13)
Represents the compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners associations without mark-up. Pass-through revenue of the Vacation Ownership segment also includes reimbursement of sales and marketing expenses, without mark-up, pursuant to contractual arrangements. Management believes presenting gross margin without these expenses provides management and investors a relevant period- over-period comparison.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

        The following Management Discussion and Analysis provides a comparative discussion of the results of operations and financial condition of ILG for the three years ended December 31, 2014. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K for the year ended December 31, 2014, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). This discussion includes the following sections:

  •
  Management Overview

  •
  Critical Accounting Policies and Estimates

  •
  Results of Operations

  •
  Financial Position, Liquidity and Capital Resources

  •
  ILG's Principles of Financial Reporting

  •
  Reconciliations of Non-GAAP Measures

 MANAGEMENT OVERVIEW

Organization

        In the fourth quarter of 2014, as a result of the acquisition of HVO and its added sales and marketing capabilities, ILG reorganized its management structure. This realignment resulted in a change to our operating and reportable segments which are now Exchange and Rental, and Vacation Ownership. The Exchange and Rental operating segment consists of Interval, the TPI operated exchange business, Aston, Aqua and the HVO exchange business. The Vacation Ownership operating segment consists of the management related lines of business of VRI, TPI, VRI Europe and HVO, as well as the HVO sales and financing business.

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

General Description of our Business

        Interval Leisure Group, Inc., or ILG, is a leading global provider of non-traditional lodging, encompassing a portfolio of leisure businesses from exchange and vacation rental to vacation ownership.

        Exchange and Rental offers access to vacation accommodations and other travel-related transactions and services to leisure travelers, by providing vacation exchange services and vacation rentals, working with resort developers and operating vacation rental properties. Vacation Ownership engages in the management of vacation ownership resorts; sales, marketing, and financing of vacation ownership interests; and related services to owners and associations.

Exchange & Rental Services

        Interval, the principal business in our Exchange and Rental segment, has been a leader in the vacation exchange services industry since its founding in 1976. As of December 31, 2014, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

  •
  a large and diversified base of participating resorts consisting of more than 2,900 resorts located in over 80 countries, including both leading independent and branded resort developers; and

  •
  approximately 1.8 million vacation ownership interest owners enrolled as members of the Interval Network.

        Interval typically enters into multi-year contracts with developers of vacation ownership resorts, pursuant to which the resort developers agree to enroll all purchasers of vacation interests at the applicable resort as members of an Interval exchange program. In return, Interval provides enrolled purchasers with the ability to exchange the use and occupancy of their vacation interest at the home resort/club system for the right to occupy accommodations at a different resort participating in an Interval exchange network. Through Interval's Getaways, members may rent resort accommodations for a fee without relinquishing the use of their vacation interest. In addition, Interval offers sales, marketing and operational support, consulting and back-office services, including reservation servicing, to certain resort developers participating in the Interval Network, upon their request and for additional consideration. We also operate additional exchange programs including the Hyatt Residence Club, which encompasses 16 resorts as of the end of 2014.

        This segment also provides vacation rental through its Aston and Aqua businesses as part of a comprehensive package of rental, marketing and management services offered to vacation property owners, primarily of Hawaiian properties, as well as through the Interval Network. Revenue from our vacation rental business is derived principally from fees for rental services and related management of hotels, condominium resorts and homeowners' associations. Agreements with owners at many of vacation rental's managed hotel and condominium resorts provide that owners receive either specified percentages of the revenue generated under our management or, in limited instances, guaranteed dollar amounts. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. In other instances, fees for rental services generally consist of commissions earned on rentals. Management fees consist of a base management fee, and in some instances for hotels or condominium resorts, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers.

        The Exchange and Rental segment earns most of its revenue from (i) fees paid for membership in the Interval Network and the Hyatt Residence Club and (ii) Interval Network and Hyatt Residence Club transactional and service fees paid primarily for exchanges, Getaways, reservation servicing, and related transactions collectively referred to as "transaction revenue." Revenue is also derived from fees for ancillary products and services provided to members, fees from other exchange and rental programs and other products and services sold to developers.

Vacation Ownership Services

        Revenue from the Vacation Ownership segment is derived principally from fees for vacation ownership resort and homeowners' association management services, sales of Hyatt® branded vacation ownership interests, interest income earned for financing these sales, and licensing, sales and marketing, and other fees charged to non-controlled developers of Hyatt Residence Club affiliated resorts.

        We provide management services to nearly 200 vacation ownership properties and/or their associations through HVO, TPI, VRI and VRI Europe. TPI and VRI provide property management, homeowners' association management and related services to timeshare resorts in the United States, Canada and Mexico. VRI Europe manages vacation ownership resorts in Spain and the Canary Islands, the United Kingdom, France and Portugal. HVO provides management services for luxury and upper upscale resorts throughout the United States participating in the Hyatt Residence Club. Our management services are provided pursuant to agreements with terms generally ranging from one to ten years or more, many of which are automatically renewable. Management fees are negotiated amounts for management and other specified services, and at times are based on a cost-plus arrangement.

        HVO sells, markets, finances, develops and/or licenses the brand for 16 vacation ownership resorts that participate in the Hyatt Residence Club. HVO sells traditional vacation ownership interests of weekly intervals and, at certain properties, fractional interests, as deeded real estate. These interests provide annual usage rights for a one-week or longer interval at a specific resort. Each purchaser is automatically enrolled in the Hyatt Residence Club. In connection with the sales of vacation ownership interests, we provide financing to eligible purchasers collateralized by the deeded interest. These loans generally bear interest at a fixed rate, have a term of up to 10 years and require a minimum 10% down payment. In addition, we receive fees for sales and marketing, brand licensing and other services provided to properties where the developer is not controlled by us. We have a global master license agreement with a subsidiary of Hyatt Hotels Corporation which provides us with an exclusive license for the use of Hyatt® brand with respect to shared ownership. The Hyatt Residence Club resorts are able to use the Hyatt brand through agreements with us. Marketing efforts for TPI, VRI and VRI Europe are focused on homeowners' associations of vacation ownership resorts. VRI Europe has an agreement with CLC World Resorts to source additional management opportunities, while HVO focuses its management services on Hyatt Residence Club resorts and associations.

        In December 2014, the newest Hyatt Residence Club resort, Hyatt Ka'anapali Beach opened on Maui. This resort was developed through an unconsolidated joint venture with Host Hotels & Resorts and HVO is providing sales, marketing and management services and the license for the brand.

International Revenue

        International revenue increased 36.4% in 2014 compared to 2013, and 10.3% in 2013 compared to 2012. As a percentage of our total revenue, international revenue increased to 21.4% in 2014, from 19.2% in 2013, which was an increase from 18.5% in 2012. The increase in international revenue as a percentage of total revenue in 2013 is largely attributable to revenue from our VRI Europe joint venture commencing November 2013. The decrease in international revenue as a percentage of total revenue in 2012 is largely attributable to the February 2012 acquisition of VRI which operates entirely in the United States.

Other Factors Affecting Results

Exchange & Rental

        The consolidation of resort developers driven by bankruptcies and the lack of receivables financing previously has resulted in a decrease in the flow of new members from point of sale to our exchange networks. Access to financing has returned to the industry following the recession and slow recovery. While fewer new projects have been constructed in the last several years, developers and homeowners' associations have been taking back vacation ownership interests which are available to be sold again. This allows developers to continue to generate sales revenues without significant capital expenditure for development and causes homeowners' associations at resorts that are no longer linked to a developer to look for efficient distribution channels to resell the inventory to preserve the maintenance fee paying owner base. Additionally, a high proportion of sales by developers are to their existing owners, which does not result in new members to the Interval Network.

        Our 2014 results continue to be negatively affected by a shift in the percentage mix of the Interval Network membership base from traditional, direct renewal members to corporate members, a tightening in the availability of exchange and Getaway inventory and, to a lesser extent, during the first quarter of 2014, severe weather throughout much of the United States which limited demand to certain destinations with availability. In addition, during the first quarter we secured multi-year renewals with several large developer clients that account for approximately two-thirds of the Interval Network corporate members; however, the terms associated with these renewals have resulted in reduced profitability. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate; however, these members tend to have a lower propensity to transact with us. Membership mix as of December 31, 2014 included 58% traditional and 42% corporate members, compared to 60% and 40%, respectively, as of December 31, 2013.

        Our Exchange and Rental segment results are susceptible to variations in economic conditions, particularly in its largest vacation rental market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii increased 1.3% for the year ended December 31, 2014 compared to the prior year. The increase in visitors correlates with an overall increase of 4.2% in revenue per available room ("RevPAR") at Aston in Hawaii in 2014 compared to 2013, exclusive of Aqua for comparability purposes given its December 2013 acquisition date. The combined increase in RevPAR in Hawaii was driven by higher average daily rates.

        As of the latest forecast (November 2014), the Hawaii Department of Business, Economic Development and Tourism forecasts increases of 1.9% in visitors to Hawaii and 3.6% in visitor expenditures in 2015 over 2014.

Vacation Ownership

        For the United States based businesses, our management fees are paid by the homeowners' association and funded from the annual maintenance fees paid by the individual owners to the association. Most of VRI Europe revenue is based on a different model. Typically, VRI Europe charges vacation owners directly an annual fee intended to cover property management, all resort operating expenses and a management profit. Consequently, VRI Europe's business model normally operates at a lower gross margin than the other management businesses, when excluding pass-through revenue.

        HVO, TPI and VRI also offer vacation rental services to individual timeshare owners and homeowners' associations. HVO provides management services to homeowners' associations and resorts that participate in the Hyatt Residence Club. VRI Europe manages resorts developed by CLC World Resorts, our joint venture partner in VRI Europe, as well as independent homeowners' associations. The loss of several of our largest management agreements could materially impact our Vacation Ownership business.

        On October 1, 2014, in connection with the closing of the acquisition of HVO, our subsidiary entered into a Master License Agreement with a subsidiary of Hyatt Hotels Corporation. The Master License Agreement provides an exclusive license for the use of the Hyatt® brand in connection with the shared ownership business. Pursuant to the terms of the Master License Agreement, our subsidiary may continue to develop, market, sell and operate existing shared ownership projects as well as new shared ownership projects agreed to by us and Hyatt. HVO must comply with designated Hyatt® brand standards with respect to the operation of the licensed business. The initial term of the Master License Agreement expires on December 31, 2093, with three 20-year extensions subject to meeting sales performance tests. In consideration for the exclusive license and for access to Hyatt's various marketing channels, including the existing hotel loyalty program, we have agreed to pay Hyatt certain recurring royalty fees based on revenues generated from vacation ownership sales, management, rental and club dues collected by us related to the branded business. Hyatt may terminate the Master License Agreement upon the occurrence of certain uncured, material defaults by us. Such defaults include, but are not limited to, a substantial payment default, bankruptcy, a transfer in breach of the specified transfer restrictions or a material failure to comply with Hyatt® brand standards on a systemic level.

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

        On November 4, 2013, VRI Europe Limited purchased the European shared ownership resort management business of CLC for cash and issuance to CLC of shares totaling 24.5% of VRI Europe Limited, creating a joint venture. In connection with this arrangement, ILG has committed to issue a convertible secured loan for approximately $15 million to CLC which matures in five years with interest payable monthly. VRI Europe was consolidated into our financial statements as of the acquisition date and is included in our Vacation Ownership operating segment for segment reporting.

        On December 12, 2103, we acquired all of the equity of Aqua Hospitality LLC and Aqua Hotels and Resorts, Inc., referred to as Aqua, a Hawaii-based hotel and resort management company representing more than 25 properties in Hawaii and Guam.

        On October 1, 2014, we acquired the Hyatt Vacation Ownership business, or HVO, which provides vacation ownership services at 16 Hyatt Residence Club resorts, from subsidiaries of Hyatt Hotels Corporation. In connection with the acquisition, we entered into a long-term exclusive license for use of the Hyatt® brand with respect to the shared ownership business.

        The financial effect of these acquisitions impacts the year-over-year comparability as further discussed in our Results of Operations section.

Liquidity

        In April 2014, we entered into the first amendment to the June 21, 2012 amended and restated credit agreement which increases the revolving credit facility from $500 million to $600 million, extends the maturity of the credit facility to April 8, 2019 and provides for certain other amendments to covenants, as further discussed in Note 9 of the consolidated financial statements included in this report. The interest rate on the Amended Credit Agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on our leverage ratio.

        In September 2012, we redeemed all of our 9.5% senior notes at 100% of the principal amount plus accrued and unpaid interest to the redemption date, at which time the senior notes were no longer deemed to be outstanding and our obligations under the indenture, as previously supplemented, terminated. Additionally, the extinguishment of our senior notes resulted in a non-cash, pre-tax loss on extinguishment of debt of $17.9 million during the third quarter of 2012 principally pertaining to the acceleration of the original issue discount and the write-off of the related unamortized deferred debt issuance costs. This non-cash charge is presented as a separate line item within other income (expense) in our consolidated statement of income for the year ended December 31, 2012.

Outlook

        We expect additional consolidation within the vacation ownership industry leading to increased competition in our Exchange and Rental business and reduced availability of exchange and Getaway inventory. Additionally, we anticipate continued margin compression and increased competition in our Exchange and Rental business.

        For the vacation rental business, we expect year-over-year RevPAR to hold steady as the tourism recovery of its largest market, Hawaii, moderates. Additionally, airlift into the island chain remains a positive factor bolstering the Hawaiian tourism economy; however, limited airlift between islands and increases in the cost of a Hawaiian vacation may continue to negatively impact visitor arrivals and temper growth.

        In the vacation management business, we expect independent homeowners' associations to be increasingly dependent on secondary sales of inventory to replace lost maintenance fees from an aging owner base. Changes in currency exchange rates will negatively affect the results of our VRI Europe subsidiaries.

        Additionally, our completion of the HVO acquisition in the fourth quarter of 2014 will affect the year-over-year comparability of our results of operations for the year ended December 31, 2015.

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

Revenue Recognition

Exchange and Rental

        Revenue, net of sales incentives, from membership fees in our Exchange and Rental segment is deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight-line basis. When multiple member benefits and services are provided over the term of the membership, revenue is recognized for each separable deliverable ratably over the membership period, as applicable. Generally, memberships are cancelable and refundable on a pro-rata basis, with the exception of our Platinum tier which is non-refundable. Direct costs of acquiring members (primarily commissions) and certain direct fulfillment costs related to deferred membership revenue are also deferred and amortized on a straight-line basis over the terms of the applicable memberships or benefit period, whichever is shorter. The recognition of previously deferred revenue and expense is based on estimates derived from an aggregation of member-level data.

        Revenue from exchange and Getaway transactions is recognized when confirmation of the transaction is provided as the earnings process is complete. Reservation servicing revenue is recognized when service is performed or on a straight-line basis over the applicable service period. All taxable revenue transactions are presented on a net-of-tax basis.

        Revenue from our vacation rental management businesses are comprised of base management fees which are typically either (i) fixed amounts, (ii) amounts based on a percentage of adjusted gross lodging revenue, or (iii) various revenue sharing arrangements with condominium owners based on stated formulas. Base management fees are recognized when earned in accordance with the terms of the contract. Incentive management fees for certain hotels and condominium resorts are generally a percentage of operating profits or improvement in operating profits. We recognize incentive management fees as earned throughout the incentive period based on actual results which are trued-up at the culmination of the incentive period. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. Service fee revenue is recognized when the service is provided.

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

Vacation Ownership

        The Vacation Ownership segment's revenue is derived principally from sales of vacation ownership intervals, fees for timeshare resort and homeowners' association management, and other management related services. Management fees in this segment consist of base management fees, service fees, and annual maintenance fees, as applicable.

        ILG recognizes revenue from sales of vacation ownership intervals in accordance with Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) 970, Real Estate—General, and FASB ASC 978, Real Estate—Time-Sharing Activities. The stated sales price of the vacation ownership interests (VOI) are divided into separate revenue components, which include the revenue earned on the sale of the VOI and the revenue earned on the sales incentive given to the customer as motivation to purchase the VOI. ILG offers several types of sales incentives, including Hyatt Gold Passport Points, free bonus week, down payment credits to buyers, and waiver of first year maintenance fees.

        Consolidated VOI sales are recognized and included in revenues after a binding sales contract has been executed, a 10% minimum down payment has been received as a measure of substantiating the purchaser's commitment, the rescission period has expired, and construction is substantially complete. Pursuant to accounting rules for real estate time-sharing transactions, as part of determining when we have met the criteria necessary for revenue recognition we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser's initial investment. The agreement for sale generally provides for a down payment and a note secured by a mortgage payable in monthly installments, including interest, over a period of up to 10 years. All payments received prior to the recognition of the sale as revenue are recognized in deferred revenue in the accompanying consolidated balance sheets. Customer deposits relating to contracts cancelled after the applicable rescission period are forfeited and recorded in other income at the time of forfeiture.

        The provision for loan losses is recorded as an adjustment to sales of vacation ownership intervals in the accompanying consolidated statements of income rather than as an adjustment to bad debt expense. ILG records an estimate of uncollectible amounts at the time of the interval sale.

        Annual maintenance fees are amounts paid by timeshare owners for maintaining and operating the respective properties, which includes management services, and is recognized on a straight-line basis over the respective annual maintenance period.

Deferred Revenue in a Business Combination

        When we acquire a business which records deferred revenue on their historical financial statements, we are required to re-measure that deferred revenue as of the acquisition date pursuant to rules related to accounting for business combinations, as described further below. The post-acquisition impact of that remeasurement results in recognizing revenue which solely comprises the cost of the associated legal performance obligation we assumed as part of the acquisition, plus a normal profit margin. At times, this purchase accounting treatment results in lower amounts of revenue recognized in a reporting period following the acquisition than would have otherwise been recognized on a historical basis.

Multiple-Element Arrangements

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

Vacation Ownership Mortgages Receivable and Allowance for Loan Losses

        Consolidated vacation ownership mortgages receivable consist of loans to eligible customers who purchase vacation ownership interests and choose to finance their purchase. These mortgage receivables are collateralized by the underlying vacation ownership interest, generally bear interest at a fixed rate, have a typical term ranging from 5 - 10 years and are generally made available to customers who make a down payment on the purchase price within established credit guidelines.

        Vacation ownership mortgages receivable are composed of mortgage loans related to our financing of vacation ownership interval sales. Included within our vacation ownership mortgages receivable are originated loans and loans acquired in connection with our acquisition of HVO. Acquired loans are segregated between those with deteriorated credit quality at acquisition and those deemed as performing. To make this determination, we consider such factors as credit collection history, past due status, non-accrual status, credit risk ratings, interest rates and the underlying collateral securing the loans. The fair value of acquired loans deemed performing is determined by discounting cash flows, both principal and interest, for the loan pool at market interest rates while giving consideration to anticipated future defaults. The difference between fair value and principal balances due at acquisition date is accreted to interest income, within consolidated revenue, over the estimated life of the loan pool.

Allowance for Loan Losses

        For originated loans, we record an estimate of uncollectability as a reduction of sales of vacation ownership intervals in the accompanying consolidated statements of income at the time revenue is recognized on a vacation ownership interval sale. We evaluate our originated loan portfolio collectively as we hold a large group of largely homogeneous, smaller-balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgage receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

        We had $0.3 million of allowance for loan losses as of December 31, 2014, pertaining entirely to our originated loan portfolio. Changes in the estimates used in developing our default rates could result in a material change to our allowance. A 10% increase to our default rates used in the allowance calculation would increase our allowance for loan losses by less than $0.1 million.

        We determine our originated vacation ownership mortgages receivable to be nonperforming if either interest or principal is more than 120 days past due. All non-performing loans are placed on non-accrual status and we do not resume interest accrual until the receivable becomes contractually current. We apply payments we receive for vacation ownership notes receivable on non-performing status first to interest, then to principal, and any remainder to fees.

        Loans acquired in connection with a business combination are recorded at their estimated fair value on their purchase date with no carryover of the related allowance for loan losses. Performing acquired loans are subsequently evaluated for any required allowance at each reporting date. An allowance for loan losses on acquired loans is calculated using a similar methodology for originated loans.

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

        As part of our accounting for business combinations we are required to determine the useful lives of identifiable intangible assets recognized separately from goodwill. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the acquired business. An intangible asset with a finite useful life shall be amortized; an intangible asset with an indefinite useful life shall not be amortized. We base the estimate of the useful life of an intangible asset on an analysis of all pertinent factors, in particular, all of the following factors with no one factor being more presumptive than the other:

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

        Additionally, when acquiring a company who has recorded deferred revenue in its historical, pre-acquisition financial statements, we are required as part of purchase accounting to re-measure the deferred revenue as of the acquisition date. Deferred revenue is re-measured to represent solely the cost that relates to the associated legal performance obligation which we assumed as part of the acquisition, plus a normal profit margin representing the level of effort or assumption of risk assumed. Legal performance obligations that simply relate to the passage of time would not result in recognized deferred revenue as there is little to no associated cost.

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

        Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. In accordance with ASC Topic 350, "Intangibles—Goodwill and Other," we review the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances. Goodwill is tested for impairment based on either a qualitative assessment or a two-step impairment test. As of December 31, 2014, ILG identified two reporting units within each of our Exchange and Rental, and Vacation Ownership operating segments as follows:

OPERATING SEGMENTS
Exchange and Rental	Vacation Ownership
Exchange reporting unit	VO management reporting unit
Rental reporting unit	VO sales and financing reporting unit

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

Indefinite-Lived Intangible Assets

        Our intangible assets with indefinite lives relate principally to trade names, trademarks and certain resort management contracts. Pursuant to ASC 350, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. Accordingly, we evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life. As of December 31, 2014, there have been no changes to the indefinite life determination pertaining to these intangible assets.

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

2014 Annual Impairment Test

        As of December 31, 2014, as a result of the reorganization of our management reporting structure and reporting units (see Note 15 to our consolidated financial statements), we assessed the carrying value of goodwill pursuant to the two-step impairment approach. The first step of the impairment test concluded the carrying value of each reporting unit did not exceed its fair value; consequently, the second step of the impairment test was not necessary and goodwill was not determined to be impaired.

        As of October 1, 2014, prior to the reorganization of our management reporting structure and reporting units, we assessed the carrying value of goodwill and other intangible assets of each of our two reporting units. Goodwill assigned to Membership and Exchange, and Management and Rental, our reporting units as of that date, was $483.5 million and $57.4 million, respectively. We performed a qualitative assessment on each of our reporting units for the 2014 annual test and concluded that it was more-likely-than-not that the fair value of each reporting exceeded its carrying value and, therefore, a two-step impairment test was not necessary.

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

        With respect to our exchange reporting unit's step one analysis, the primary examples of key estimates include our discount rate and forecasted sales growth rates. As previously noted, we use the average of an income approach and a market comparison approach to calculate the fair value of our reporting units. As a measure of sensitivity on the income approach, as of the date of our last impairment test, a hypothetical 10% change in both our discount and long-term growth rates would result in a change of $300 million in the income approach fair value of the reporting unit, or approximately 29% of the excess of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our selected EBITDA multiple by 10% would result in a change of approximately $300 million in the Exchange and Rental reporting unit's market comparison approach fair value, or approximately 29% of the excess of the reporting unit's fair value over its carrying value.

        With respect to our rental reporting unit's step one analysis, the primary examples of key estimates include forecasted available and occupied room nights, average daily rates and long-term growth rates. As a measure of sensitivity on the income approach, as of the date of our last impairment test, a hypothetical 10% change to all four forecasted key estimates would result in a change of approximately

$37 million in our income approach fair value, or approximately 30% of the excess of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our selected EBITDA multiple by 10% would result in a change of approximately $34 million in the reporting unit's market comparison approach fair value, or approximately 14% of the excess of the reporting unit's fair value over its carrying value.

        With respect to our VO management reporting unit's step one analysis, the primary examples of key estimates include our discount rate and forecasted growth rates. As a measure of sensitivity on the income approach, as of the date of our last impairment test, a hypothetical 10% change in both our discount and long-term growth rates would result in a change of $38 million in the income approach fair value of the reporting unit, or approximately 12% of the excess of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our selected EBITDA multiple by 10% would result in a change of approximately $26 million in this reporting unit's market comparison approach fair value, or approximately 4% of the excess of the reporting unit's fair value over its carrying value.

        Our VO sales and financing reporting unit is solely comprised of HVO's sales and financing business acquired on October 1, 2014 which was recorded on our consolidated balance sheet at fair value as of that date. Consequently, we concluded the carrying value and fair value as of October 1, 2014 (our annual impairment test date) are equivalent and approximately equivalent as of December 31, 2014 in all material respects. Furthermore, in the intervening three months subsequent to the acquisition and through year-end, we did not identify any triggering events which required an interim impairment test relative to this reporting unit.

        Key estimates and assumptions for our reporting units can be impacted by certain potential events and changes in circumstances, as follows:

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

        Additionally, key estimates and assumptions for our reporting units can be impacted by certain potential events and changes in circumstances specific to each reporting unit, such as:

  General

  •
  A downturn or a weakening of the economy may cause decreased demand for purchases of vacation ownership interests and vacation rentals, may increase default rates among current owners and may increase refund requests from our members.

  •
  Failure to maintain brand standards could result in a Hyatt Residence Club property losing the brand and certain material systemic defaults could result in termination of the Master License Agreement.

  Vacation Exchange

  •
  Lack of available financing for vacation property developers and consumers or the potential insolvency or consolidation of developers could adversely affect our ability to maintain and grow our exchange network membership which could adversely affect our business, financial condition and results of operations

  •
  Our ability to maintain and renew contractual relationships with vacation ownership developers that provide new or corporate members and supply of resort accommodations for use in exchanges or Getaways.

  •
  Our ability to motivate members to renew their existing memberships and/or otherwise engage in transactions.

  Vacation Rental

  •
  The failure to maintain existing hotel and condominium resort management and/or rental services arrangements with vacation property owners/homeowners associations, and/or insolvency of several properties managed by or marketed by us.

  •
  A significant decrease in the supply of available vacation rental accommodations due to ongoing property renovations.

  Vacation Ownership—Management

  •
  Inability of our managed homeowners' associations to levy and collect sufficient maintenance fees to cover the costs to operate and maintain the resort properties; such properties may be forced to close or file bankruptcy and may terminate our management.

  •
  The failure to maintain existing timeshare resort management arrangements with vacation property owners/homeowners associations, and/or insolvency of several properties managed by or marketed by us.

  Vacation Ownership—Sales and Financing

  •
  Lack of available financing for vacation property developers and consumers could adversely affect our ability to maintain and grow our vacation ownership sales and financing business which could adversely affect our business, financial condition and results of operations.

  •
  Inability to develop new projects, expand existing projects or otherwise acquire vacation ownership inventory for sale.

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

Recoverability Test

        For the years ended December 31, 2014 and 2013, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test has not been warranted.

Stock-Based Compensation

        Stock-based compensation is accounted for under ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). On May 21, 2013, ILG adopted the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan and stopped granting awards under the ILG 2008 Stock and Annual Incentive Plan. Both plans provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Restricted stock units ("RSUs") are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant, except for RSUs subject to relative total shareholder return performance criteria, for which the fair value is based on a Monte Carlo simulation analysis as further discussed in Note 13 accompanying our consolidated financial statements. Each RSU is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. We grant awards subject to graded vesting (i.e. portions of the award vest at different times during the vesting period) or to cliff vesting (i.e. all awards vest at the end of the vesting period). In addition, certain RSUs are subject to attaining specific performance criteria.

        ILG recognizes non-cash compensation expense for all RSUs held by ILG's employees and directors. For RSUs to be settled in stock, the accounting charge is measured at the grant date fair value of ILG common stock and expensed as non-cash compensation over the vesting term using the straight-line basis for service awards and the accelerated basis for performance-based awards with graded vesting. Certain cliff vesting awards with performance criteria are tied to anticipated future results of operations in determining the fair value of the award, while other cliff vesting awards with performance criteria are tied to the achievement of relative total shareholder return criteria. This value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock, as compensation expense.

        Stock-based compensation is recorded within the same line item in our consolidated statements of income as the employee-related compensation of the award recipient, as disclosed in tabular format in Note 13 accompanying our consolidated financial statements.

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

        As of December 31, 2014, ILG had approximately $18.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.0 years. Of the $18.8 million of unrecognized compensation cost, 60.6% relates to an employee class group comprised of certain key employees for which we do not expect RSUs to be forfeited. For awards in which we expect forfeitures to occur, a 10% change to our estimated forfeiture rate would have an impact of less than $50,000 to our unrecognized compensation cost as of December 31, 2014.

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

        Although we believe we have adequately reserved for our uncertain tax positions, the ultimate outcome of these tax matters may differ from our expectations. We adjust our reserves in light of changing facts and circumstances, such as the completion of a tax audit, expiration of the applicable statute of limitations, the refinement of an estimate, and interest accruals associated with uncertain tax positions until they are resolved. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. See Note 14 accompanying our consolidated financial statement.

        Our future effective tax rates could be affected by changes in our deferred tax assets or liabilities, the valuation of our uncertain tax positions, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

 RESULTS OF OPERATIONS

Revenue

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
Exchange and Rental
Transaction revenue	$193,206	(2.9)%	$198,933	0.3%	$198,434
Membership fee revenue	127,396	(5.8)%	135,198	3.4%	130,784
Ancillary member revenue	6,649	(3.0)%	6,852	(1.8)%	6,976

Total member revenue	327,251	(4.0)%	340,983	1.4%	336,194
Other revenue	25,262	5.2%	24,024	11.5%	21,538
Rental management revenue	48,148	60.7%	29,956	10.6%	27,075
Pass-through revenue	82,729	74.4%	47,426	7.8%	43,986

Total Exchange & Rental revenue	483,390	9.3%	442,389	3.2%	428,793

Vacation Ownership
Management fee revenue	92,017	121.2%	41,595	49.2%	27,871
Sales and financing revenue	9,478	NM	—	NM	—
Pass-through revenue	29,488	71.1%	17,231	3.3%	16,675

Total Vacation Ownership revenue	130,983	122.7%	58,826	32.1%	44,546

Total revenue	$614,373	22.7%	$501,215	5.9%	$473,339

2014 compared to 2013

        Revenue for the year ended December 31, 2014 of $614.4 million increased $113.2 million, or 22.6%, compared to revenue of $501.2 million in 2013. Exchange and Rental segment revenue of $483.4 million increased $41.0 million, or 9.3%, and Vacation Ownership segment revenue of $131.0 million increased $72.1 million, or 122.6%, in the year compared to 2013.

Exchange and Rental

        Exchange and Rental segment revenue increased $41.0 million, or 9.3%, in 2014 compared to 2013. Excluding the impact of a $4.1 million correction of an immaterial prior period understatement of membership revenue recorded in the second quarter of 2013, Exchange and Rental revenue increased $45.1 million, or 10.3%, in 2014 compared to prior year. This increase of $45.1 million is primarily driven by higher rental management of $18.2 million and pass-through revenue of $35.3 million, partially offset by lower membership fee revenue of $3.7 million, and lower transaction revenue of $5.7 million. This increase in segment revenue is primarily due to the following:

  •
  Lower transaction revenue of $5.7 million primarily related to a drop in revenue from exchanges and Getaways. Lower transaction revenue from exchanges and Getaways was caused by a decline in transaction volume of 7.0%, partly offset by an increase of 4.4% in average fee per transaction. Lower transaction volume is related to the shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity, coupled with a tightening in the availability of exchange and Getaway inventory mainly in the first quarter of 2014.

  •
  Lower membership fee revenue of $3.7 million in 2014 reflects the impact of less favorable membership fees associated with the multi-year renewals of several large corporate developer clients in the first quarter of 2014 when compared to prior arrangements, partially offset by a

    $0.6 million settlement of a previously reserved membership fee receivable and the inclusion of HVO's club business subsequent to its October 1, 2014 acquisition. Additionally, the period was negatively affected by the shift in the percentage mix of our membership base from traditional to corporate members. This impact has been partly mitigated by continued improvement in the member base penetration of our Platinum and Club Interval products.

  •
  Increase in other revenue of $1.2 million primarily attributable to the inclusion of HVO's club business in our results subsequent to its acquisition.

  •
  Overall Interval Network average revenue per member was $180.55 in 2014, lower by 3.5% from $187.13 in the prior year period. Excluding the impact of the prior period item recorded in the second quarter of 2013, average revenue per member decreased 2.4% from $184.91 in the prior year.

  •
  Rental management income earned from managed hotel and condominium resort properties at Aston and Aqua increased $18.2 million, or 60.7%, in 2014, as a result of our acquisition of Aqua in December 2013.

  •
  Aston and Aqua combined RevPAR was $123.06, a decrease of 11.4% over prior year's Aston standalone results due to the inclusion of Aqua which operates at a lower RevPAR. Excluding Aqua, Aston RevPAR for 2014 of $137.17 was lower by 2.4% compared with RevPAR of $140.55 in the prior year as a result of newly-acquired rental management contracts on the mainland operating at a lower RevPAR. On a Hawaii-only basis, Aston's RevPAR increased 4.2% to $152.88 in 2014 compared to the prior year.

  •
  The increase in pass-through revenue of $35.3 million, or 74.4%, in 2014 is related to our acquisition of Aqua. Pass-through revenue (and related expenses) represents reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners associations without mark-up.

Vacation Ownership

        The increase of $72.2 million, or 122.7%, in 2014 segment revenue reflects an increase of $50.4 million, or 121.2%, in management fee revenue, $9.5 million of incremental vacation ownership sales and financing revenue, and an increase in pass-through revenue of $12.3 million when compared to prior year. The increase in management fee revenue of $50.4 million is a result of incremental revenue from our VRI Europe acquisition in November 2013 and, to a lesser extent, incremental revenue from HVO subsequent to its October 2014 acquisition. The increase in pass-through revenue of $12.3 million, or 71.1%, in 2014 relates to our acquisition of HVO in the fourth quarter of 2014. Pass-through revenue of the Vacation Ownership segment also includes reimbursement of sales and marketing expenses, without mark-up, pursuant to contractual arrangements. During the quarter subsequent to its acquisition, HVO contributed vacation ownership sales and financing revenue of $9.5 million.

2013 compared to 2012

        Revenue for the year ended December 31, 2013 of $501.2 million increased $27.9 million, or 5.9%, compared to revenue of $473.3 million in 2012. Exchange and Rental segment revenue of $442.4 million increased $13.6 million, or 3.2%, and Vacation Ownership segment revenue of $58.8 million increased $14.3 million, or 32.1%, in the year compared to 2012.

Exchange and Rental

        Exchange and Rental segment revenue increased $13.6 million, or 3.2%, in 2013 compared to 2012. Impacting year over year comparability in the segment revenue is the $4.1 million correction in 2013. Excluding the impact of this correction made in 2013, Exchange and Rental segment revenue increased $9.5 million, or 2.2% compared to 2012. This change in segment revenue is primarily driven by the following:

  •
  Increase in membership fee revenue of $4.4 million mainly the result of a correction of an immaterial prior period understatement of membership revenue amounting to $4.1 million recorded during the second quarter of 2013, coupled with further adoption of Platinum and Club Interval products.

  •
  Increase in other revenue of $2.5 million primarily attributable to transaction activity and other membership programs outside of the Interval Network, coupled with higher sales of marketing materials primarily for point-of-sale developer use.

  •
  Increase in transaction revenue of $0.5 million mainly related to higher other transaction related fees and reservation servicing revenue of $0.9 million and $0.5 million, respectively, partly offset by a drop in revenue from exchanges and Getaways of $0.9 million. Lower transaction revenue from exchanges and Getaways was caused by a decrease in transaction volume of 2.0%, partly offset by an increase of 2.3% in average fee per transaction. Lower transaction volume is related to the continued shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity.

  •
  Overall Interval Network average revenue per member was $187.13 in 2013, higher by 2.6% over the prior year period.

  •
  Rental management revenue earned from managed hotel and condominium resort properties at Aston and Aqua increased $2.9 million, or 10.6%, in 2013, partly driven by our acquisition of Aqua in December 2013.

  •
  Combined RevPAR was $138.90, an increase of 6.6% attributable to an 8.6% higher average daily rate during 2013 compared to prior year.

  •
  Increase in pass-through revenue of $3.4 million, or 7.8%, in 2013 partly related to our acquisition of Aqua, together with an increase resulting from the addition of new Aston properties under management.

Vacation Ownership

        Vacation ownership segment revenue increased $14.3 million, or 32.1%, in 2013 compared to 2012. This increase is primarily driven by higher management fee revenue of $13.7 million, or 49.2%, which reflects $9.2 million of incremental revenue from our VRI Europe joint venture which commenced in November 2013, coupled with $4.6 million of two additional months of VRI's results included in the 2013 period. Additionally, pass-through revenue increased $0.6 million largely as a result of two additional months of VRI included in the 2013 period.

Cost of Sales

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
Exchange and Rental
Exchange and rental expenses	$101,139	3.1%	$98,136	1.0%	$97,167
Pass-through expenses	82,729	74.4%	47,426	7.8%	43,986

Total Exchange and Rental cost of sales	183,868	26.3%	145,562	3.1%	141,153

Gross margin	62.0%	(7.7)%	67.1%	(0.4)%	67.1%
Gross margin without pass-through revenue/expenses	74.8%	(0.5)%	75.2%	(0.3)%	74.7%
Vacation Ownership
Management, sales and financing expenses	51,125	205.8%	16,717	60.3%	10,431
Pass-through expenses	29,488	71.1%	17,231	3.3%	16,675

Total Vacation Ownership cost of sales	80,613	137.5%	33,948	25.2%	27,106

Total cost of sales	$264,481	47.3%	$179,510	6.7%	$168,259

Gross margin	38.5%	(9.1)%	42.3%	(0.4)%	39.2%
Gross margin without pass-through revenue/expenses	49.6%	(17.0)%	59.8%	(0.3)%	62.6%
As a percentage of total revenue	43.0%	20.2%	35.8%	0.8%	35.5%
As a percentage of total revenue excluding pass-through revenue	52.7%	28.1%	41.1%	0.9%	40.8%
Gross margin	57.0%	(11.3)%	64.2%	(0.4)%	64.5%
Gross margin without pass-through revenue/expenses	69.7%	(5.4)%	73.7%	(0.3)%	73.9%

        Cost of sales consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in providing services to members, property owners and/or guests of our respective segment businesses. Additionally, cost of sales includes other items such as costs necessary to operate certain of our managed properties, costs of rental inventory used primarily for Getaways included within the Exchange and Rental segment, costs associated with vacation ownership sales and related incentives, as well as recurring royalty fees related to our Hyatt-branded vacation ownership business.

2014 compared to 2013

        Cost of sales in 2014 increased $85.0 million from 2013, consisting of increases of $38.3 million from our Exchange and Rental segment and $46.7 million from our Vacation Ownership segment. Overall gross margin, adjusted to exclude the impact of the prior period item, decreased by 696 basis points to 57.0% this year compared to 2013. The decrease in overall gross margin is due to the incremental gross profit contribution from our lower-margin Vacation Ownership segment relative to total ILG gross profit.

Exchange and Rental

        Gross margin for the Exchange and Rental segment in 2014 decreased by 485 basis points to 62.0% when compared to the prior year and excluding the prior period item. Cost of sales for this segment rose $38.3 million, or 26.3%, from 2013 resulting from the inclusion of Aqua's results subsequent to its December 2013 acquisition and HVO's club business subsequent to its October 1,

2014 acquisition. This change was partly offset by lower purchased rental inventory expense of $1.3 million, together with a decrease in call center costs and related member servicing activities. The decline in purchased rental inventory expense was principally due to lower purchased inventory volumes, partly offset by an increase in the average cost per unit of this purchased inventory. Excluding the effect of pass-through revenue, gross margin of 74.8% for this segment in 2014 was relatively flat when compared to the prior year.

Vacation Ownership

        The increase of $46.7 million in cost of sales from the Vacation Ownership segment was primarily attributable to the incremental costs of $47.4 million resulting from our VRI Europe and HVO acquisitions. Of this amount, $12.3 million represented incremental HVO pass-through expenses.

        Incremental expenses related to our VRI Europe vacation ownership management business are primarily comprised of compensation and other employee-related costs as well as well as costs associated with maintaining and operating the respective resorts. Incremental expenses related to HVO's management and vacation ownership sales and financing activities include:

  •
  Cost of vacation ownership intervals sold in the period.

  •
  For certain resorts with company-owned inventory, we incur expenses related to subsidizing a portion of the resorts operating costs. This generally occurs for a period approximating five years subsequent to initial development or until at least 80% of the resort is sold and is no longer under the control of the respective developer.

  •
  Costs related to recurring royalty fees paid to Hyatt based on revenues generated from vacation ownership sales, management, rental and club dues collected by us related to the branded business.

  •
  Costs related to operating food and beverage establishments at managed vacation ownership resorts.

  •
  Compensation and other employee-related costs.

        Gross margin of 38.5% for this segment decreased by 383 basis points when compared to the prior year. Excluding the effect of pass-through revenue, gross margin for this segment was 49.6% in the current year compared to 59.8% last year largely resulting from the incremental gross profit contribution from VRI Europe and HVO relative to total segment gross profit. VRI Europe's business model generally differs from our other management businesses with respect to the fee structure. Our other management businesses charge the association or property owner a management fee that is separate from the association/owner payments to maintain the property, while also recording pass-through revenues and expenses relating to certain reimbursed compensation and other employee-related costs directly associated with managing properties. Typically, VRI Europe charges vacation owners directly an annual fee intended to cover property management, all resort operating costs and a management profit.

2013 compared to 2012

        Cost of sales for the year ended December 31, 2013 of $179.5 million increased $11.3 million from 2012, consisting of increases of $4.4 million and $6.8 million from our Exchange and Rental, and Vacation Ownership segments, respectively. Overall gross margin of 64.2% for 2013 remained relatively consistent year-over-year.

Exchange and Rental

        Gross margin for the Exchange and Rental segment of 67.1% in 2013 was relatively flat when compared to the prior year. Cost of sales for this segment increased $4.4 million, or 3.1%, compared to the prior year. This increase was primarily attributable to higher pass-through expenses of $3.4 million driven in large part by our acquisition of Aqua in December 2013, an increase in purchased rental inventory expense of $0.9 million, higher compensation and other employee related costs and incremental Aqua expenses of $0.4 million. The increase in purchased rental inventory expense was due to a higher proportion of purchased inventory utilized during 2013, coupled with an increase in the average cost per unit of this purchased inventory. These items were partly offset by a drop in costs pertaining to our membership fulfillment activities when compared to prior year.

Vacation Ownership

        The increase of $6.8 million in cost of sales from the Vacation Ownership segment was primarily attributable to $5.3 million of incremental expenses resulting from the inclusion of VRI Europe's results for two months, an increase of $0.6 million in segment pass-through expenses driven in large part by the additional two months of VRI's results included in the 2013 period and higher compensation and other employee related costs. Gross margin for this segment increased by 314 basis points to 42.3% in 2013 compared to 2012. Excluding the effect of pass-through revenue, gross margin for this segment decreased by 276 basis points to 59.8% during 2013 compared to the prior year.

Selling and Marketing Expense

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
Exchange and Rental	$58,020	9.3%	$53,100	0.3%	$53,120
Vacation Ownership	3,595	464.6%	622	41.7%	439

Total selling and marketing expense	$61,615	14.5%	$53,722	0.3%	$53,559

As a percentage of total revenue	10.0%	(6.4)%	10.7%	(5.3)%	11.3%
As a percentage of total revenue excluding pass-through revenue	12.3%	(0.3)%	12.3%	(6.1)%	13.1%

        Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in sales and sales support functions. Selling and marketing expenditures for our Exchange and Rental segment primarily include printing costs of directories and magazines, promotions, tradeshows, agency fees, marketing fees and related commissions.

        Selling and marketing expenditures for our Vacation Ownership segment primarily relates to a range of marketing efforts aimed at generating prospects for our vacation ownership sales activities. These marketing efforts can include targeted promotional mailings, multi-night mini-vacation packages, telemarketing activities, premiums such as gift certificates and tickets to local attractions or events, the cost of renting space at off-property locations, and other costs related to encouraging potential owners to attend sales presentations.

2014 compared to 2013

        Selling and marketing expense in 2014 increased $7.8 million, or 14.5%, compared to 2013. Higher sales and marketing spend of $4.9 million in our Exchange and Rental segment is attributable to increased marketing fees related to developer contract renewals during the year, partly offset by lower printing and postage costs associated with a revision to the distribution timing and format of Interval Network member publications, as well as lower sales commissions as compared to the prior year. The increase of $2.9 million in our Vacation Ownership segment pertains to incremental costs associated with our vacation ownership selling and marketing efforts subsequent to the acquisition of HVO in October 2014.

        As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 70 and 5 basis points, respectively, during 2014 compared to the prior year.

2013 compared to 2012

        Selling and marketing expense in 2013 remained relatively in line with 2012. As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 60 and 67 basis points, respectively, during 2013 compared to the prior year.

General and Administrative Expense

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
General and administrative expense	$133,170	18.2%	$112,574	6.9%	$105,270
As a percentage of total revenue	21.7%	(3.5)%	22.5%	1.0%	22.2%
As a percentage of total revenue excluding pass-through revenue	26.5%	2.8%	25.8%	0.1%	25.8%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, as well as facilities costs, fees for professional services and other company-wide benefits.

2014 compared to 2013

        General and administrative expense in 2014 increased $20.6 million from 2013 in large part due to incremental expenses of $9.5 million from the inclusion of our acquired businesses in our results of operations and higher professional fees of $3.8 million (excluding such incremental expenses from acquired businesses). Additionally, in the current year we incurred $1.9 million of additional restructuring expenses, consisting mainly of estimated costs of exiting contractual commitments and costs associated with workforce reorganizations, an increase of $4.5 million in overall compensation and other employee related costs (excluding incremental expenses from acquired businesses), and an unfavorable year-over-year change of $0.7 million in our estimated accrual for European Union VAT, as well as certain other miscellaneous cost increases. These increases were partly offset by a favorable year-over-year change of $2.1 million related to the estimated fair value of contingent consideration for acquisitions.

        The increase in overall compensation and employee-related costs, excluding incremental expenses from acquired businesses, were driven predominantly by $3.5 million of higher health and welfare insurance expense primarily resulting from an increase in self-insured claim activity during the year compared to the prior year. The $3.8 million increase in professional fees primarily related to accounting and legal services provided largely in connection with acquisition activities, together with additional costs related to certain IT initiatives.

        As a percentage of total revenue and total revenue excluding pass-through revenue, general and administrative expense decreased 80 basis points and increased 71 basis points, respectively, during 2014 compared to the prior year.

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

Amortization Expense of Intangibles

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
Amortization expense of intangibles	$12,301	51.2%	$8,133	(64.7)%	$23,041
As a percentage of total revenue	2.0%	23.4%	1.6%	(66.7)%	4.9%
As a percentage of total revenue excluding pass-through revenue	2.4%	31.5%	1.9%	(66.6)%	5.6%

2014 compared to 2013

        Amortization expense of intangibles for 2014 increased $4.2 million over 2013 due to incremental amortization expense pertaining to intangible assets of our recently acquired businesses. See Note 4 for additional discussion of newly-acquired intangible assets.

2013 compared to 2012

        Amortization expense of intangibles for 2013 decreased $14.9 million from 2012 primarily due to certain intangible assets related to the acquisition by IAC of our Interval International business in 2002 being fully amortized by the end of the third quarter of 2012, partly offset by the incremental amortization expense in 2013 pertaining to intangible assets resulting from recently acquired businesses. See Note 4 for additional discussion of newly-acquired intangible assets.

Depreciation Expense

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
Depreciation expense	$15,712	8.1%	$14,531	8.2%	$13,429
As a percentage of total revenue	2.6%	(11.8)%	2.9%	3.6%	2.8%
As a percentage of total revenue excluding pass-through revenue	3.1%	(6.0)%	3.3%	—%	3.3%

2014 compared to 2013

        Depreciation expense for 2014 increased $1.2 million over 2013 largely due to additional depreciable assets being placed in service subsequent to December 31, 2013, partly attributable to the inclusion of depreciable assets related to acquired businesses. These depreciable assets pertain primarily to software and related IT hardware.

2013 compared to 2012

        Depreciation expense for 2013 increased $1.1 million over 2012 largely due to additional depreciable assets being placed in service subsequent to December 31, 2012. These depreciable assets pertain primarily to software and related IT hardware.

Operating Income

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
Exchange and Rental	$116,965	(10.3)%	$130,564	21.3%	$107,654
Vacation Ownership	10,129	363.8%	2,181	2.5%	2,127

Total operating income	$127,094	(4.5)%	$132,745	20.9%	$109,781

As a percentage of total revenue	20.7%	(21.9)%	26.5%	14.2%	23.2%
As a percentage of total revenue excluding pass-through revenue	25.3%	(16.8)%	30.4%	14.3%	26.6%

2014 compared to 2013

        Operating income in 2014 decreased $5.5 million from 2013, consisting of a $13.4 million decrease from our Exchange and Rental segment, offset in part by a $7.9 million increase from our Vacation Ownership segment. Excluding the $3.5 million impact related to the prior period items recorded in the second quarter of 2013, operating income in 2014 decreased $2.2 million, or 1.7%.

        Operating income for our Exchange and Rental segment decreased $13.6 million to $117.0 million in 2014 compared to the prior year. Excluding the prior period item, operating income for this segment decreased $10.1 million over the comparable 2013 period. The drop in operating income was driven primarily by reduced profitability resulting from securing multi-year renewals from several of our largest corporate developer clients, an increase in certain operating expense items such as health and welfare insurance costs, and higher professional fees in part related to acquisition activities.

        The increase in operating income of $7.9 million in our Vacation Ownership segment is primarily due to the incremental contributions from our recently acquired businesses, partly offset by higher professional fees largely related to acquisitions and expenses related to restructuring activities.

2013 compared to 2012

        Operating income in 2013 increased $23.0 million from 2012, consisting of increases of $22.9 million from our Exchange and Rental segment and $0.1 million from our Vacation Ownership segment.

        Operating income for our Exchange and Rental segment increased $22.9 million to $130.6 million in 2013 compared to the prior year. The increase in operating income was driven primarily by $15.3 million of lower amortization expense of intangibles and stronger year-over-year gross profit contribution.

        Operating income for our Vacation Ownership segment of $2.2 million in 2013 compared to $2.1 million in the prior year reflects incremental contributions from our VRI Europe business acquired in November of 2013 together with improved operating results at our other management businesses driven largely by stronger management fee revenue; however, these favorable factors were mostly offset by higher professional fees largely related to acquisitions and an unfavorable year-over-year net change of $0.7 million mainly related to the estimated fair value of contingent consideration for an acquisition.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." Prior period amounts have been recast to conform to the current period definition of Adjusted EBITDA.

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
Exchange and Rental	$150,942	(3.8)%	$157,080	3.5%	$151,805
Vacation Ownership	24,198	164.1%	9,163	74.1%	5,263

Total adjusted EBITDA	$175,140	5.5%	$166,243	5.8%	$157,068

As a percentage of total revenue	28.5%	(14.1)%	33.2%	—%	33.2%
As a percentage of total revenue excluding pass-through revenue	34.9%	(8.4)%	38.1%	—%	38.1%

2014 Compared to 2013

        Adjusted EBITDA in 2014 increased by $9.1 million, or 5.5%, from 2013, consisting of a $15.0 million increase from our Vacation Ownership segment, offset in part by a $6.1 million decrease from our Exchange and Rental segment.

        Adjusted EBITDA of $150.9 million from our Exchange and Rental segment declined by $6.1 million, or 3.9%, compared to the prior year. The drop in adjusted EBITDA is mainly correlated with a decline in transaction revenue in the period, lower member related fees and reduced profitability resulting from securing multi-year renewals from several of our largest corporate developer clients as well as lower transaction volume overall. Transaction revenue was adversely affected in the period by the shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity, coupled with a tightening in the availability of exchange and Getaway inventory mainly during the first quarter of 2014. Additionally, adjusted EBITDA in the period was unfavorably impacted by an increase in overall compensation and other employee-related costs partly attributable to a rise in health and welfare insurance costs resulting from higher self-insured claim activity when compared to last year. These items were partially offset by the incremental contribution from our recently acquired Aqua business, positive contributions from our E-Plus, Platinum, and Club Interval products, cost savings related to our call center and a revision to the distribution timing and format of Interval Network member publications.

        Adjusted EBITDA from our Vacation Ownership segment rose by $15.0 million, or 164.1%, to $24.2 million in 2014 from $9.2 million in the prior year. The growth in adjusted EBITDA in this segment is driven by the incremental contribution from our recently acquired businesses. Of this incremental contribution, we recognized $4.6 million in equity in earnings from unconsolidated entities, principally HVO's joint venture in Maui, Hawaii which recognized in the fourth quarter of 2014 an accumulated amount of deferred revenue related to pre-construction sales upon receipt of its temporary certificate of occupancy.

2013 Compared to 2012

        Adjusted EBITDA in 2013 increased by $9.2 million, or 5.8%, from 2012, consisting of increases of $5.3 million from our Exchange and Rental segment and $3.9 million from our Vacation Ownership segment.

        Adjusted EBITDA of $157.1 million from our Exchange and Rental segment grew by $5.3 million, or 3.5%, compared to the prior year. The improvement in adjusted EBITDA is primarily driven by revenue growth largely attributable to the positive contributions from our Platinum and Club Interval products, higher transaction revenue and other revenue related to membership programs outside of the Interval Network, as well as the incremental contribution for our recently acquired Aqua business. Additionally, adjusted EBITDA in the period benefitted from lower compensation and employee-related costs within general and administrative expense, partly offset by higher professional fees incurred for services provided in connection with the property management infrastructure at Aston.

        Adjusted EBITDA from our Vacation Ownership segment rose by $3.9 million, or 74.1%, to $9.2 million in 2013 from $5.3 million in 2012. The growth in adjusted EBITDA in this segment is principally driven by the incremental contribution from our VRI Europe business acquired in November 2013 together with delivering higher gross profit on a year-over-year comparable basis.

Other Income (Expense), net

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(Dollars in thousands)
Interest income	$412	13.8%	$362	(79.8)%	$1,792
Interest expense	$(7,149)	15.8%	$(6,172)	(75.9)%	$(25,629)
Equity in earnings from unconsolidated entities	$4,630	NM	$—	—%	$—
Other income (expense), net	$2,012	NM	$259	(110.5)%	$(2,456)
Loss on extinguishment of debt	$—	—%	$—	100.0%	$(18,527)

2014 Compared to 2013

        Interest income decreased $0.1 million in 2014 compared to 2013 due to certain loans receivable being outstanding and accruing interest for a portion of the first quarter of 2013 prior to settlement during that quarter.

        Interest expense in 2014 relates to interest and amortization of debt costs on our amended and restated revolving credit facility. Higher interest expense in 2014 is primarily a function of a higher average balance outstanding on our revolver, particularly in the fourth quarter of 2014 in connection with funding the HVO acquisition, in addition to higher commitment fees on undrawn amounts on our revolving credit facility as a function of increasing the facility from $500 million to $600 million as part of the April 2014 amendment. This was partly offset by lower average interest rate applicable to the period compared to prior year.

        Equity in earnings from unconsolidated entities relates to noncontrolling investments that are recorded under the equity method of accounting; principally, our joint venture in Hawaii which developed a vacation ownership resort for the purpose of selling vacation ownership interests. Income and losses from this joint venture are allocated based on ownership interests. See Note 7 to our consolidated financial statements for further discussion.

        Other income (expense), net primarily relates to net gains and losses on foreign currency exchange related to cash held in certain countries in currencies other than their local currency. Non-operating foreign exchange net gain was $2.3 million in 2014 compared to a net gain of $0.6 million in 2013. The favorable fluctuations during the year were primarily driven by U.S. dollar positions held at December 31, 2014 affected by the stronger dollar compared to the Mexican and Colombian pesos. The favorable fluctuations during the 2013 period were principally driven by U.S. dollar positions held at December 31, 2013 affected by the stronger dollar compared to the Colombian peso and the Egyptian pound, partly offset by the weaker dollar compared to the British pound.

2013 Compared to 2012

        Interest income decreased $1.4 million in 2013 compared to 2012 primarily as a result of the repayment of certain loans receivable subsequent to August 2012.

        Interest expense in 2012 primarily relates to interest and amortization of debt costs on our term loan and senior notes, which were extinguished on June 21, 2012 and September 4, 2012, respectively. Interest expense incurred from the fourth quarter of 2012 through December 31, 2013 relates to interest and amortization of debt costs on our amended and restated revolving credit facility entered into on June 21, 2012. Lower interest expense in 2013 is primarily due to lower average balance outstanding and interest rate under the revolving credit facility compared to the term loan and senior notes.

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

Income Tax Provision

2014 Compared to 2013

        For the years ended December 31, 2014 and 2013, ILG recorded income tax provisions for continuing operations of $45.1 million and $45.4 million, respectively, which represent effective tax rates of 35.5% and 35.7%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. In 2014, the effective tax rate is lower than the prior year due to the shift in the proportion of income earned and taxed between the various jurisdictions. Additionally, ILG recorded income tax benefits of $0.5 million associated with the U.S. tax consequences of certain of ILG's foreign operations and other income tax items. During 2013, the effective tax rate also decreased due to income tax benefits recorded of $3.5 million associated with state income tax items attributable to the impact of a binding technical advisement that was issued by a state taxing authority. ILG also recorded in 2013 income taxes of $0.8 million associated with the U.S. tax consequences of certain of ILG's foreign operations and other income tax items, the most significant of which related to the effect of changes in tax laws in the U.K.

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

        During 2012, the U.K. Finance Act of 2012 was enacted, which further reduced the U.K. corporate income tax rate to 24%, effective April 1, 2012 and 23%, effective April 1, 2013. The impact of the U.K. rate reduction to 24% and 23%, which reduced our U.K. net deferred tax asset and increased income tax expense, was reflected in the reporting period when the law was enacted. During the third quarter of 2013, the U.K. Finance Act of 2013 was enacted which further reduced the U.K. corporate income tax rate to 21%, effective April 1, 2014 and 20%, effective April 1, 2015. The impact of the U.K. rate reduction to 21% and 20% has been reflected in the 2013 reporting period. It reduced our U.K. net deferred tax asset and increased income tax expense by approximately $0.6 million. The change in the corporate tax rate initially negatively impacts income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreases; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

        During the fourth quarter of 2013, we received the expected favorable binding technical advisement issued by a state taxing authority on state income tax items, which allowed us to use a more favorable apportionment methodology in that state. This advisement allowed us to decrease our unrecognized tax benefits, lower state income taxes for all prior open tax years following the spin-off from IAC, for which amended returns were filed, and reduce our U.S. net deferred tax liability, which further decreased income tax expense. State income tax benefits attributable to these items of approximately $3.5 million were recorded in the fourth quarter of 2013, all of which favorably impacted our effective tax rate. Additionally, this change in apportionment methodology lowered our current state effective tax rate, which reduced current year state income taxes and will continue to decrease income tax expense going forward and favorably impact our effective tax rate.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2014, we had $80.5 million of cash and cash equivalents, including $59.0 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $41.4 million is held in foreign jurisdictions, principally the U.K. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is used as our primary source of liquidity. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the year ended December 31, 2014 and, as of December 31, 2014, the respective cash balances were immaterial to our overall cash on hand.

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

Cash Flows Discussion

Operating Activities

        Net cash provided by operating activities increased to $110.7 million in 2014 from $109.9 million in 2013 which was up from $80.4 million in 2012. The increase of $0.8 million in 2014 from 2013 was principally due to higher net cash receipts, offset by higher payments of $13.2 million made in connection with long-term agreements, higher income taxes paid of $5.6 million, and higher interest paid of $1.2 million.

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

Investing Activities

        Net cash used in investing activities of $258.3 million in 2014 primarily related to the acquisition, net of cash acquired, of $208.5 million, capital expenditures of $19.1 million primarily related to IT initiatives, funding of a loan to CLC of $15.1 million, purchases of trading investments of $10.7 million, and contributions to one of our joint ventures totaling $4.1 million. The purchases of trading investments represent mutual fund activity directed by participants in a deferred compensation plan offered by us. The mutual funds are held in a Rabbi trust.

        In 2013, net cash used in investing activities of $134.0 million primarily related to the acquisitions, net of cash acquired, of $127.3 million, as well as the acquisition of certain property management contracts and other assets by our exchange and rental segment, and capital expenditures of $14.7 million primarily related to IT initiatives, all partially offset by the early repayment of an existing loan receivable totaling $9.9 million.

        In 2012, net cash used in investing activities of $47.3 million primarily related to the VRI acquisition, net of cash acquired, of $40.0 million, disbursements totaling $9.5 million for investments in loans receivable, and capital expenditures of $15.0 million primarily related to IT initiatives, all partly offset by the early repayments of existing loans receivable totaling $17.0 million. Interest on the loans receivable are due monthly or quarterly and in some instances may be paid in kind.

Financing Activities

        Net cash provided by financing activities of $185.0 million in 2014 primarily related to net borrowings of $235.0 million on our revolving credit facility, and excess tax benefits from stock-based awards of $1.9 million, partly offset by cash dividends totaling $25.2 million, repurchases of our common stock which settled during the year at market prices totaling $14.1 million (including commissions), $7.3 million of contingent consideration payments related to acquisitions, withholding taxes on the vesting of restricted stock units of $3.9 million, and payment of $1.7 million of debt issuance costs related to the amendment of our credit facility in April 2014.

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

        In April 2014, we entered into the first amendment to our amended and restated credit agreement which increased the revolving line of credit from $500 million to $600 million, extended the maturity of the credit facility to April 2019 and provided for certain other amendments to covenants. The terms related to interest rates and commitment fees remain unchanged. As of December 31, 2014, borrowings outstanding under the revolving credit facility amounted to $488.0 million, with $103.7 million available to be drawn, net of any letters of credit.

        Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on the our consolidated leverage ratio. As of December 31, 2014, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The revolving credit facility has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% per annum based on our consolidated leverage ratio and as of December 31, 2014 the commitment fee was 0.275%.

        The revolving credit facility has various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The revolving credit facility requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the amended credit agreement. Currently, the maximum consolidated leverage ratio is 3.5x and the minimum consolidated interest coverage ratio is 3.0x. As of December 31, 2014, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 2.88 and 20.69, respectively.

Free Cash Flow

        Free cash flow is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." For the years ended December 31, 2014, 2013 and 2012, free cash flow was $91.6 million, $95.2 million and $65.4 million, respectively. The change is mainly a result of the variance in net cash provided by operating activities as discussed above.

Dividends and Share Repurchases

        In February, May, August and November 2014, our Board of Directors declared quarterly dividend payments of $0.11 per share paid in March, June, September and December 2014, respectively, of $6.3 million each. For the year ended December 31, 2014, we paid $25.2 million in cash dividends. In February 2015, our Board of Directors declared a $0.12 per share dividend payable March 31, 2015 to shareholders of record on March 17, 2015.

        In May, August and November 2013, our Board of Directors declared quarterly dividend payments of $0.11 per share paid in June, September and December 2013, respectively, of $6.3 million each. For the year ended December 31, 2013, we paid $18.9 million in cash dividends.

        Additionally, effective August 3, 2011 and June 4, 2014, ILG's Board of Directors authorized a share repurchase program for up to $25.0 million and $20.0 million, respectively, excluding commissions, of our outstanding common stock. During the year ended December 31, 2014, we repurchased 0.2 million shares of common stock for $4.1 million, including commissions, under the August 2011 repurchase program and 0.5 million shares of common stock for $10.0 million, including commissions, under the June 2014 repurchase program. As of December 31, 2014, the remaining availability for future repurchases of our common stock was $10.0 million. In February 2015, ILG's Board of Directors increased the share repurchase authorization to a total of $25 million.

Contractual Obligations and Commercial Commitments

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At December 31, 2014, guarantees, surety bonds and letters of credit totaled $65.3 million. The total includes a guarantee by us of up to $36.7 million of the construction loan for the Maui project. The total also includes maximum exposure under guarantees of $17.9 million, which primarily relates to the vacation rental business's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the vacation rental business's management activities, entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

        In addition, certain of the vacation rental business's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of December 31, 2014, future amounts are not expected to be significant, individually or in the aggregate. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of December 31, 2014, amounts pending reimbursements are not significant.

        As of December 31, 2014 our letters of credit totaled $8.3 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letter of credits provide alternate assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

        Contractual obligations and commercial commitments at December 31, 2014 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$488,000	$—	$—	$488,000	$—
Debt interest(a)	42,583	9,970	19,966	12,647	—
Purchase obligations(b)	80,044	19,609	31,343	15,092	14,000
Operating leases	60,948	14,308	22,211	14,596	9,833

Total contractual obligations	$671,575	$43,887	$73,520	$530,335	$23,833

(a)
Debt principal and projected debt interest represent principal and interest to be paid on our revolving credit facility based on the balance outstanding as of December 31, 2014. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of December 31, 2014. Interest on the revolving credit facility is calculated using the prevailing rates as of December 31, 2014.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Guarantees, surety bonds and letters of credit	$65,315	$57,473	$6,014	$1,744	$84

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

        Adjusted net income is defined as net income attributable to common stockholders excluding the impact of (1) acquisition related and restructuring costs, (2) other non-operating foreign currency remeasurements, (3) correcting an immaterial prior period net understatement in the prior period financials, (4) excluding the 2012 non-cash loss on extinguishment of our indebtedness, net of tax, and (5) other special items.

        Adjusted earnings per share (EPS) is defined as adjusted net income divided by the weighted average number of shares of common stock outstanding during the period for basic EPS and, additionally, inclusive of dilutive securities for diluted EPS.

        Free cash flow is defined as cash provided by operating activities less capital expenditures.

        Our presentation of above-mentioned non-GAAP measures may not be comparable to similarly-titled measures used by other companies. We believe these measures are useful to investors because they represent the consolidated operating results from our segments, excluding the effects of any non-core expenses. We also believe these non-GAAP financial measures improve the transparency of our disclosures, provide a meaningful presentation of our results from our business operations, excluding the impact of certain items not related to our core business operations and improve the period-to-period comparability of results from business operations. These non-GAAP measures have certain limitations in that they do not take into account the impact of certain expenses to our statement of operations; such as non-cash compensation and acquisition related and restructuring costs as it relates to adjusted EBITDA. We endeavor to compensate for the limitations of the non-GAAP measures presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

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

 RECONCILIATIONS OF NON-GAAP MEASURES

        The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments, and to net income attributable to common stockholders in total for the years ended December 31, 2014, 2013 and 2012 (in thousands). The noncontrolling interest relates primarily to the Vacation Ownership segment.

	Year Ended December 31, 2014
	Exchange and Rental	Vacation Ownership	Consolidated
Adjusted EBITDA	$150,942	$24,198	$175,140
Non-cash compensation expense	(9,510)	(1,853)	(11,363)
Other non-operating income (expense), net	2,203	(191)	2,012
Acquisition related and restructuring costs	(2,693)	(4,365)	(7,058)

EBITDA	140,942	17,789	158,731
Amortization expense of intangibles	(7,058)	(5,243)	(12,301)
Depreciation expense	(14,683)	(1,029)	(15,712)
Less: Net income attributable to noncontrolling interests	31	2,987	3,018
Equity in earnings from unconsolidated entities	(64)	(4,566)	(4,630)
Less: Other non-operating income (expense), net	(2,203)	191	(2,012)

Operating income	$116,965	$10,129	127,094

Interest income			412
Interest expense			(7,149)
Other non-operating income, net			2,012
Equity in earnings from unconsolidated entities			4,630
Income tax provision			(45,051)

Net income			81,948
Net income attributable to noncontrolling interests			(3,018)

Net income attributable to common stockholders			$78,930

	Year Ended December 31, 2013
	Exchange and Rental	Vacation Ownership	Consolidated
Adjusted EBITDA	$157,080	$9,163	$166,243
Non-cash compensation expense	(9,741)	(687)	(10,428)
Other non-operating income (expense), net	427	(168)	259
Prior period item	3,496	—	3,496
Acquisition related and restructuring costs	(1,011)	(3,456)	(4,467)

EBITDA	150,251	4,852	155,103
Amortization expense of intangibles	(5,126)	(3,007)	(8,133)
Depreciation expense	(14,134)	(397)	(14,531)
Less: Net income attributable to noncontrolling interests	—	565	565
Less: Other non-operating income (expense), net	(427)	168	(259)

Operating income	$130,564	$2,181	132,745

Interest income			362
Interest expense			(6,172)
Other non-operating income, net			259
Income tax provision			(45,412)

Net income			81,782
Net income attributable to noncontrolling interests			(565)

Net income attributable to common stockholders			$81,217

	Year Ended December 31, 2012
	Exchange and Rental	Vacation Ownership	Consolidated
Adjusted EBITDA	$151,804	$5,264	$157,068
Non-cash compensation expense	(10,393)	(538)	(10,931)
Other non-operating expense, net	(2,303)	(153)	(2,456)
Acquisition related and restructuring costs	(135)	242	107
Loss on extinguishment of debt	(18,527)	—	(18,527)

EBITDA	120,446	4,815	125,261
Amortization expense of intangibles	(20,444)	(2,597)	(23,041)
Depreciation expense	(13,185)	(244)	(13,429)
Less: Other non-operating expense, net	2,303	153	2,456
Less: Net income attributable to noncontrolling interests	7	—	7
Less: Loss on extinguishment of debt	18,527	—	18,527

Operating income	$107,654	$2,127	109,781

Interest income			1,792
Interest expense			(25,629)
Other non-operating expense, net			(2,456)
Loss on extinguishment of debt			(18,527)
Income tax provision			(24,252)

Net income			40,709
Net income attributable to noncontrolling interests			(7)

Net income attributable to common stockholders			$40,702

        The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments for the quarters respective to years ended December 31, 2014 and 2013 (in thousands).

	Exchange and Rental
	Quarter Ended				Year Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Revenue	$130,088	$116,802	$120,217	$116,283	$483,390
Cost of sales	49,025	44,782	44,186	45,875	183,868

Gross profit	81,063	72,020	76.031	70,408	299,522
Selling and marketing expense	14,.432	13,824	14,641	15,123	58,020
General and administrative expense	24,719	25,540	25,334	27,203	102,796
Amortization expense of intangibles	1,829	1,751	1,739	1,739	7,058
Depreciation expense	3,611	3,694	3,587	3,791	14,683

Operating income	36,472	27,211	30,730	22,552	116,965
Amortization expense of intangibles	1,829	1,751	1,739	1,739	7,058
Depreciation expense	3,611	3,694	3,587	3,791	14,683
Equity in earnings of unconsolidated entities	—	—	—	64	64
Net income attributable to noncontrolling interests	(18)	—	(9)	(4)	(31)
Other non-operating income (expense), net	17	(279)	535	1,930	2,203

EBITDA	41,911	32,377	36,582	30,072	140,942
Non-cash compensation expense	2,479	2,261	2,423	2,347	9,510
Acquisition related and restructuring costs	351	988	385	969	2,693
Less: Other non-operating income (expense), net	(17)	279	(535)	(1,930)	(2,203)

Adjusted EBITDA	$44,724	$35,905	$38,855	$31,458	$150,942

	Exchange and Rental
	Quarter Ended				Year Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Revenue	$122,018	$112,884	$106,543	$100,944	$442,389
Cost of sales	39,292	36,338	34,881	35,051	145,562

Gross profit	82,726	76,546	71,662	65,893	296,827
Selling and marketing expense	13,609	14,106	12,794	12,591	53,100
General and administrative expense	21,996	23,738	23,156	25,013	93,903
Amortization expense of intangibles	1,266	1,266	1,291	1,303	5,126
Depreciation expense	3,577	3,611	3,417	3,529	14,134

Operating income	42,278	33,825	31,004	23,457	130,564
Amortization expense of intangibles	1,266	1,266	1,291	1,303	5,126
Depreciation expense	3,577	3,611	3,417	3,529	14,134
Net income attributable to noncontrolling interests	(6)	1	(4)	9	—
Other non-operating income (expense), net	(348)	1,480	(70)	(635)	427

EBITDA	46,767	40,183	35,638	27,663	150,251
Non-cash compensation expense	2,414	2,418	2,440	2,469	9,741
Prior period item	—	(3,496)	—	—	(3,496)
Acquisition related and restructuring costs	212	(45)	389	452	1,008
Less: Other non-operating income (expense), net	348	(1,480)	70	635	(427)

Adjusted EBITDA	$49,741	$37,580	$38,537	$31,219	$157,077

	Vacation Ownership
	Quarter Ended				Year Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Revenue	$26,953	$26,726	$26,466	$50,838	$130,983
Cost of sales	14,826	14,979	14,808	36,000	80,613

Gross profit	12,127	11,747	11,658	14,838	50,370
Selling and marketing expense	136	(15)	159	3,315	3,595
General and administrative expense	6,719	5,711	6,005	11,939	30,374
Amortization expense of intangibles	1,137	1,144	1,140	1,822	5,243
Depreciation expense	182	182	178	487	1,029

Operating income (loss)	3,953	4,725	4,176	(2,725)	10,129
Amortization expense of intangibles	1,137	1,144	1,140	1,822	5,243
Depreciation expense	182	182	178	487	1,029
Equity in earnings of unconsolidated entities	—	—	—	4,566	4,566
Net income attributable to noncontrolling interests	(961)	(1,034)	(800)	(192)	(2,987)
Other non-operating income (expense), net	(153)	(1)	(24)	(13)	(191)

EBITDA	4,158	5,016	4,670	3,945	17,789
Non-cash compensation expense	368	371	395	719	1,853
Acquisition related and restructuring costs	887	181	457	2,840	4,365
Less: Other non-operating income (expense), net	153	1	24	13	191

Adjusted EBITDA	$5,566	$5,569	$5,546	$7,517	$24,198

	Vacation Ownership
	Quarter Ended				Year Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Revenue	$12,863	$12,099	$12,613	$21,251	$58,826
Cost of sales	7,084	7,083	7,110	12,671	33,948

Gross profit	5,779	5,016	5,503	8,580	24,878
Selling and marketing expense	125	167	158	172	622
General and administrative expense	4,309	4,488	4,230	5,644	18,671
Amortization expense of intangibles	746	629	658	974	3,007
Depreciation expense	87	85	82	143	397

Operating income (loss)	512	(353)	375	1,647	2,181
Amortization expense of intangibles	746	629	658	974	3,007
Depreciation expense	87	85	82	143	397
Net income attributable to noncontrolling interests	—	—	—	(565)	(565)
Other non-operating income (expense), net	(171)	(2)	5	—	(168)

EBITDA	1,174	359	1,120	2,199	4,852
Non-cash compensation expense	144	168	169	206	687
Acquisition related and restructuring costs	540	645	1,051	1,220	3,456
Less: Other non-operating income (expense), net	171	2	(5)	—	168

Adjusted EBITDA	$2,029	$1,174	$2,335	$3,625	$9,163

        The following tables present the inputs used to compute operating income and adjusted EBITDA margin for our operating segments for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Exchange and Rental
	Year Ended December 31,
	2014	2013	2012
Revenue	$483,390	$442,389	$428,793
Revenue excluding pass-through revenue	400,661	394,963	384,807
Operating income	116,965	130,564	107,654
Adjusted EBITDA	150,942	157,080	151,804
Margin computations
Operating income margin	24.2%	29.5%	25.1%
Operating income margin excluding pass-through revenue	29.2%	33.1%	28.0%
Adjusted EBITA margin	31.2%	35.5%	35.4%
Adjusted EBITDA margin excluding pass-through revenue	37.7%	39.8%	39.4%

	Vacation Ownership
	Year Ended December 31,
	2014	2013	2012
Revenue	$130,983	$58,826	$44,546
Revenue excluding pass-through revenue	101,495	41,955	27,871
Operating income	10,129	2,181	2,127
Adjusted EBITDA	24,198	9,163	5,264
Margin computations
Operating income margin	7.7%	3.7%	4.8%
Operating income margin excluding pass-through revenue	10.0%	5.2%	7.6%
Adjusted EBITA margin	18.5%	15.6%	11.8%
Adjusted EBITDA margin excluding pass-through revenue	23..8%	21.8%	18.9%

        The following table reconciles cash provided by operating activities to free cash flow for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$110,658	$109,864	$80,438
Less: Capital expenditures	(19,087)	(14,700)	(15,040)

Free cash flow	$91,571	$95,164	$65,398

        The following tables reconcile net income attributable to common stockholders to adjusted net income, and to adjusted earnings per share for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Year Ended December 31,
	2014	2013	2012
Net income attributable to common stockholders	$78,930	$81,217	$40,702
Prior period item	—	(3,496)	—
Acquisition related and restructuring costs	7,058	4,467	(107)
Other non-operating foreign currency remeasurements	(2,303)	(589)	2,159
Loss on extinguishment of debt	—	—	18,527
Income tax impact on adjusting items(1)	(1,852)	(132)	(8,075)

Adjusted net income	$81,833	$81,467	$53,206

Earnings per share attributable to common stockholders:
Basic	$1.38	$1.42	$0.72
Diluted	$1.36	$1.40	$0.71
Adjusted earnings per share:
Basic	$1.43	$1.42	$0.94
Diluted	$1.41	$1.41	$0.93
Weighted average number of common stock outstanding:
Basic	57,343	57,243	56,549
Diluted	57,943	57,832	57,248

	Year Ended December 31,
	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings per share	$1.38	$1.36	$1.42	$1.40	$0.72	$0.71
Prior period item	—	—	(0.06)	(0.06)	—	—
Acquisition related and restructuring costs	0.12	0.12	0.08	0.08	(0.01)	(0.00)
Other non-operating foreign currency remeasurements	(0.04)	(0.04)	(0.01)	(0.01)	0.04	0.04
Loss on extinguishment of debt	—	—	—	—	0.33	0.32
Income tax impact of adjusting items(1)	(0.03)	(0.03)	(0.01)	(0.00)	(0.14)	(0.14)

Adjusted earnings per share	$1.43	$1.41	$1.42	$1.41	$0.94	$0.93

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

        Operating foreign currency exchange for the years ended December 31, 2014, 2013 and 2012 resulted in net gains of $0.4 million for the year ended December 31, 2104 and in net losses of $0.1 million for each of the years ended December 31, 2013 and 2012, attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency.

        Non- operating foreign currency exchange included a net gain of $2.3 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively, and a net loss of $2.2 million for the year ended December 31, 2012, attributable to cash held in certain countries in currencies other than their functional currency. The favorable fluctuation for the year ended December 31, 2014 was principally driven by U.S. dollar positions held at December 31, 2014 affected by the stronger dollar compared to the Mexican peso and Colombian peso. The favorable fluctuation for the year ended December 31, 2013 was principally driven by U.S. dollar positions held at December 31, 2013 affected by the stronger dollar compared to the Colombian peso and the Egyptian pound, partly offset by the weaker dollar compared to the British pound. The unfavorable fluctuation for the year ended December 31, 2012 was principally driven by U.S. dollar positions held at December 31, 2012 affected by the weaker dollar compared to the Mexican peso and Colombian peso.

        Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the year ended December 31, 2014 would result in an approximate change to revenue of $7.4 million. There have been no material quantitative changes in market risk exposures since December 31, 2012.

Interest Rate Risk

        We are exposed to interest rate risk through borrowings under our April 2014 amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on ILG's leverage ratio. As of December 31, 2014, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. During 2014, we had at least $248 million outstanding under our revolving credit facility; a 100 basis point change in interest rates would result in an approximate change to interest expense of $3.2 million for the current year. While we currently do not hedge our interest rate exposure, this risk is somewhat mitigated by variable interest rates earned on our cash balances.

Item 8.    Financial Statements and Supplementary Data

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
TABLE OF CONTENTS

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interval Leisure Group, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of Interval Leisure Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interval Leisure Group, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interval Leisure Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated, February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Certified Public Accountants

Miami, Florida
February 27, 2015

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$614,373	$501,215	$473,339
Cost of sales (exclusive of depreciation and amortization shown separately below)	264,481	179,510	168,259

Gross profit	349,892	321,705	305,080
Selling and marketing expense	61,615	53,722	53,559
General and administrative expense	133,170	112,574	105,270
Amortization expense of intangibles	12,301	8,133	23,041
Depreciation expense	15,712	14,531	13,429

Operating income	127,094	132,745	109,781
Other income (expense):
Interest income	412	362	1,792
Interest expense	(7,149)	(6,172)	(25,629)
Other income (expense), net	2,012	259	(2,456)
Loss on extinguishment of debt	—	—	(18,527)
Equity in earnings from unconsolidated entities	4,630	—	—

Total other expense, net	(95)	(5,551)	(44,820)

Earnings before income taxes and noncontrolling interests	126,999	127,194	64,961
Income tax provision	(45,051)	(45,412)	(24,252)

Net income	81,948	81,782	40,709
Net income attributable to noncontrolling interests	(3,018)	(565)	(7)

Net income attributable to common stockholders	$78,930	$81,217	$40,702

Earnings per share attributable to common stockholders:
Basic	$1.38	$1.42	$0.72
Diluted	$1.36	$1.40	$0.71
Weighted average number of shares of common stock outstanding:
Basic	57,343	57,243	56,549
Diluted	57,953	57,832	57,248
Dividends declared per share of common stock	$0.44	$0.33	$0.50

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$81,948	$81,782	$40,709
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11,725)	1,800	3,285

Total comprehensive income, net of tax	70,223	83,582	43,994

Less: Net income attributable to noncontrolling interests, net of tax	(3,018)	(565)	(7)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	2,322	(796)	—

Total comprehensive loss (income) attributable to noncontrolling interests	(696)	(1,361)	(7)

Comprehensive income attributable to common stockholders	$69,527	$82,221	$43,987

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$80,493	$48,462
Restricted cash and cash equivalents	19,984	7,421
Accounts receivable, net of allowance of $193 and $290, respectively	45,850	39,819
Vacation ownership mortgages receivable, net	7,169	—
Vacation ownership inventory	54,061	—
Deferred income taxes	16,441	17,714
Deferred membership costs	8,716	9,828
Prepaid income taxes	22,029	11,211
Prepaid expenses and other current assets	30,230	24,107

Total current assets	284,973	158,562
Vacation ownership mortgages receivable, net	29,333	—
Investments in unconsolidated entities	33,486	—
Property and equipment, net	86,601	59,556
Goodwill	562,250	540,839
Intangible assets, net	268,875	225,864
Deferred membership costs	10,948	10,741
Deferred income taxes	112	3,820
Other non-current assets	51,041	25,237

TOTAL ASSETS	$1,327,619	$1,024,619

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$39,082	$13,793
Deferred revenue	89,850	92,503
Accrued compensation and benefits	28,891	23,214
Member deposits	8,222	8,977
Accrued expenses and other current liabilities	47,923	51,071

Total current liabilities	213,968	189,558
Long-term debt	488,000	253,000
Other long-term liabilities	18,247	14,156
Deferred revenue	93,730	100,494
Deferred income taxes	92,869	90,452

Total liabilities	906,814	647,660

Redeemable noncontrolling interest	457	426
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $.01 par value; issued 59,463,200 and 59,124,834 shares, respectively	595	591
Treasury stock—2,363,324 and 1,697,360 shares at cost, respectively	(35,034)	(20,913)
Additional paid-in capital	201,834	191,106
Retained earnings	235,945	182,935
Accumulated other comprehensive loss	(19,297)	(9,894)

Total ILG stockholders' equity	384,043	343,825

Noncontrolling interests	36,305	32,708

Total equity	420,348	376,533

TOTAL LIABILITIES AND EQUITY	$1,327,619	$1,024,619

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

				Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
	Total Equity	Noncontrolling Interest	Total ILG Stockholders' Equity					Additional Paid-in Capital	Retained Earnings
				Amount	Shares	Amount	Shares
Balance as of December 31, 2011	$248,685	$—	$248,685	$577	57,712,621	$(20,913)	1,697,360	$173,518	$109,686	$(14,183)
Net income attributable to common stockholders	40,702	—	40,702	—	—	—	—	—	40,702	—
Other comprehensive income, net of tax	3,285	—	3,285	—	—	—	—	—	—	3,285
Non-cash compensation expense	10,931	—	10,931	—	—	—	—	10,931	—	—
Issuance of common stock upon exercise of stock options	659	—	659	—	52,718	—	—	659	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(6,182)	—	(6,182)	9	787,926	—	—	(6,191)	—	—
Change in excess tax benefits from stock-based awards	2,554	—	2,554	—	—	—	—	2,554	—	—
Deferred stock compensation	(202)	—	(202)	—	—	—	—	(202)	—	—
Dividends declared on common stock	(28,366)	—	(28,366)	—	—	—	—	862	(29,228)	—

Balance as of December 31, 2012	$272,066	$—	$272,066	$586	58,553,265	$(20,913)	1,697,360	$182,131	$121,160	$(10,898)
Net income attributable to common stockholders	81,782	565	81,217	—	—	—	—	—	81,217	—
Other comprehensive income, net of tax	1,800	796	1,004	—	—	—	—	—	—	1,004
Non-cash compensation expense	10,428	—	10,428	—	—	—	—	10,428	—	—
Issuance of noncontrolling interest from acquisition	31,347	31,347	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	889	—	889	—	51,821	—	—	889	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(5,234)	—	(5,234)	5	519,748	—	—	(5,239)	—	—
Change in excess tax benefits from stock-based awards	2,864	—	2,864	—	—	—	—	2,864	—	—
Deferred stock compensation	(475)	—	(475)	—	—	—	—	(475)	—	—
Dividends declared on common stock	(18,934)	—	(18,934)	—	—	—	—	508	(19,442)	—

Balance as of December 31, 2013	$376,533	$32,708	$343,825	$591	59,124,834	$(20,913)	1,697,360	$191,106	$182,935	$(9,894)
Net income attributable to common stockholders	81,916	2,986	78,930	—	—	—	—	—	78,930	—
Other comprehensive loss, net of tax	(11,725)	(2,322)	(9,403)	—	—	—	—	—	—	(9,403)
Non-cash compensation expense	11,363	—	11,363	—	—	—	—	11,363	—	—
Acquisition of noncontrolling interests	3,327	3,327	—	—	—	—	—	—	—	—
Adjustment to noncontrolling interest from prior year acquisition	(394)	(394)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	341	—	341	—	15,629	—	—	341	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(3,941)	—	(3,941)	4	322,737	—	—	(3,945)	—	—
Change in excess tax benefits from stock-based awards	1,883	—	1,883	—	—	—	—	1,883	—	—
Deferred stock compensation	409	—	409	—	—	—	—	409	—	—
Dividends declared on common stock	(25,243)	—	(25,243)	—	—	—	—	677	(25,920)	—
Repurchases of common stock	(14,121)	—	(14,121)	—	—	(14,121)	665,964	—	—	—

Balance as of December 31, 2014	$420,348	$36,305	$384,043	$595	59,463,200	$(35,034)	2,363,324	$201,834	$235,945	$(19,297)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$81,948	$81,782	$40,709
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	12,301	8,133	23,041
Amortization of debt issuance costs	830	783	1,376
Depreciation expense	15,712	14,531	13,429
Accretion of original issue discount	—	—	1,840
Non-cash compensation expense	11,363	10,428	10,931
Non-cash interest expense	14	342	433
Non-cash interest income	41	—	(850)
Deferred income taxes	7,150	(1,569)	6,507
Equity in earnings from unconsolidated entities	(4,630)	—	—
Excess tax benefits from stock-based awards	(1,900)	(2,869)	(3,017)
Loss (gain) on disposal of property and equipment	18	191	(256)
Loss on extinguishment of debt	—	—	18,527
Change in fair value of contingent consideration	(1,606)	485	(544)
Changes in operating assets and liabilities:
Accounts receivable	2,906	(661)	(2,945)
Vacation ownership mortgages receivable	125	—	—
Vacation ownership inventory	1,742	—	—
Prepaid expenses and other current assets	5,877	5,512	(918)
Prepaid income taxes and income taxes payable	(10,407)	4,231	(7,947)
Accounts payable and other current liabilities	2,989	29	(18,004)
Payment of contingent consideration	(1,184)	—	(443)
Deferred revenue	(6,688)	(13,934)	(5,414)
Other, net	(5,943)	2,450	3,983

Net cash provided by operating activities	110,658	109,864	80,438

Cash flows from investing activities:
Acquisitions, net of cash acquired	(208,523)	(127,266)	(39,963)
Acquisition of assets	—	(1,952)	—
Contributions to investments in unconsolidated entities	(4,125)
Capital expenditures	(19,087)	(14,700)	(15,040)
Proceeds from disposal of property and equipment	—	10	230
Investment in financing receivables	(15,897)	—	(9,480)
Payments received on financing receivables	—	9,876	16,989
Purchases of trading investments	(10,667)	—	—

Net cash used in investing activities	(258,299)	(134,032)	(47,264)

Cash flows from financing activities:
Principal payments on term loan	—	—	(56,000)
Redemption of senior notes	—	—	(300,000)
Borrowings (payments) on revolving credit facility, net	235,000	(7,000)	260,000
Payments of debt issuance costs	(1,711)	—	(3,912)
Purchases of treasury stock	(14,121)	—	—
Dividend payments	(25,243)	(18,934)	(28,366)
Payment of contingent consideration	(7,272)	—	(1,057)
Withholding taxes on vesting of restricted stock units	(3,943)	(5,234)	(6,182)
Proceeds from the exercise of stock options	341	835	659
Excess tax benefits from stock-based awards	1,900	2,869	3,017

Net cash provided by (used in) financing activities	184,951	(27,464)	(131,841)

Effect of exchange rate changes on cash and cash equivalents	(5,279)	(1,068)	4,312

Net increase (decrease) in cash and cash equivalents	32,031	(52,700)	(94,355)
Cash and cash equivalents at beginning of period	48,462	101,162	195,517

Cash and cash equivalents at end of period	$80,493	$48,462	$101,162

See Note 17 for supplemental cash flow information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

        Interval Leisure Group, Inc., or ILG, is a leading global provider of non-traditional lodging, encompassing a portfolio of leisure businesses from exchange and vacation rental to vacation ownership. At the end of 2014, we re-aligned our operating segments to encompass the vacation ownership sales and marketing capabilities with the acquisition of the Hyatt Vacation Ownership business in October 2014. As of December 31, 2014, we operate in the following two segments: Exchange and Rental, and Vacation Ownership. Exchange and Rental offers access to vacation accommodations and other travel-related transactions and services to leisure travelers, by providing vacation exchange services and vacation rental, working with resort developers and operating vacation rental properties. Vacation Ownership engages in the management of vacation ownership resorts; sales, marketing, and financing of vacation ownership interests; and related services to owners and associations.

        On February 28, 2012, we acquired all of the equity of Vacation Resorts International, or VRI, a non-developer provider of resort and homeowners association management services to the shared ownership industry. VRI was consolidated into our financial statements as of the acquisition date with its assets and results of operations primarily included in our Vacation Ownership operating segment.

        On November 4, 2013, VRI Europe Limited, or VRI Europe, a subsidiary of ILG, purchased the European shared ownership resort management business of CLC World Resorts and Hotels (CLC). As part of this transaction, ILG issued to CLC shares totaling 24.5% of VRI Europe Limited.

        On December 12, 2013, we acquired all of the equity of Aqua Hospitality LLC and Aqua Hotels and Resorts, Inc., referred to as Aqua, a Hawaii-based hotel and resort management company representing more than 25 properties in Hawaii and Guam.

        On October 1, 2014, we acquired the Hyatt Vacation Ownership business, or HVO, which provides vacation ownership services at 16 Hyatt Residence Club resorts, from subsidiaries of Hyatt Hotels Corporation. In connection with the acquisition, we entered into a long-term exclusive license for use of the Hyatt® brand with respect to the shared ownership business.

        ILG was incorporated as a Delaware corporation in May 2008 in connection with a plan by IAC/InterActiveCorp, or IAC, to separate into five publicly traded companies, referred to as the "spin-off." ILG commenced trading on The NASDAQ Stock Market in August 2008 under the symbol "IILG."

        The Exchange and Rental operating segment consists of Interval International (referred to as Interval), the Hyatt Residence Club, the Trading Places International (known as TPI) operated exchange business, Aston Hotels & Resorts, Inc. (referred to as Aston), and Aqua. The Vacation Ownership operating segment consists of the management related lines of business of VRI, TPI, VRI Europe and HVO, as well as the HVO sales and financing of vacation ownership interests.

Basis of Presentation

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of ILG, our wholly-owned subsidiaries, and companies in which we have a controlling interest, including variable interest

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

entities ("VIEs") where we are the primary beneficiary in accordance with consolidation guidance. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. References in these financial statements to net income attributable to common stockholders and ILG stockholders' equity do not include noncontrolling interests, which represent the outside ownership of our consolidated non-wholly owned entities and are reported separately.

Accounting Estimates

        ILG's management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with generally accepted accounting principles ("GAAP"). These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

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

Seasonality

        Revenue at ILG is influenced by the seasonal nature of travel. Within our Exchange and Rental segment, our vacation exchange businesses recognize exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. Our vacation rental businesses recognize rental revenue based on occupancy, with the first and third quarters generally generating higher revenue as a result of increased leisure travel to our Hawaii-based managed properties during these periods, and the second and fourth quarters generally generating lower revenue.

        Within our Vacation Ownership segment, our sales and financing business experiences a modest impact from seasonality, with higher sales volumes during the traditional vacation periods, largely the third quarter (summer months). Our vacation ownership management businesses by and large do not experience significant seasonality.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Exchange and Rental

        Revenue, net of sales incentives, from membership fees from our Exchange and Rental segment is deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight-line basis. When multiple member benefits and services are provided over the term of the membership, revenue is recognized for each separable deliverable ratably over the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

membership period, as applicable. Generally, memberships are cancelable and refundable on a pro-rata basis, with the exception of our Platinum tier which is non-refundable. Direct costs of acquiring members (primarily commissions) and certain direct fulfillment costs related to deferred membership revenue are also deferred and amortized on a straight-line basis over the terms of the applicable memberships or benefit period, whichever is shorter. The recognition of previously deferred revenue and expense is based on estimates derived from an aggregation of member-level data.

        Revenue from exchange and Getaway transactions is recognized when confirmation of the transaction is provided as the earnings process is complete. Reservation servicing revenue is recognized when service is performed or on a straight-line basis over the applicable service period. All taxable revenue transactions are presented on a net-of-tax basis.

        Revenue from our vacation rental management businesses are comprised of base management fees which are typically either (i) fixed amounts, (ii) amounts based on a percentage of adjusted gross lodging revenue, or (iii) various revenue sharing arrangements with condominium owners based on stated formulas. Base management fees are recognized when earned in accordance with the terms of the contract. Incentive management fees for certain hotels and condominium resorts are generally a percentage of operating profits or improvement in operating profits. We recognize incentive management fees as earned throughout the incentive period based on actual results which are trued-up at the culmination of the incentive period. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. Service fee revenue is recognized when the service is provided.

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

Vacation Ownership

        The Vacation Ownership segment's revenue is derived principally from sales of vacation ownership intervals, fees for timeshare resort and homeowners' association management, and other management related services. Management fees in this segment consist of base management fees, service fees, and annual maintenance fees, as applicable.

        ILG recognizes revenue from sales of vacation ownership intervals in accordance with Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) 970, Real Estate—General, and FASB ASC 978, Real Estate—Time-Sharing Activities. The stated sales price of the vacation ownership interests (VOI) is divided into separate revenue components, which include the revenue earned on the sale of the VOI and the revenue earned on the sales incentive given to the customer as motivation to purchase the VOI. ILG offers several types of sales incentives, including Hyatt Gold Passport Points, free bonus week, down payment credits to buyers, and waiver of first year maintenance fees.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Consolidated VOI sales are recognized and included in revenues after a binding sales contract has been executed, a 10% minimum down payment has been received as a measure of substantiating the purchaser's commitment, the rescission period has expired, and construction is substantially complete. Pursuant to accounting rules for real estate time-sharing transactions, as part of determining when we have met the criteria necessary for revenue recognition we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser's initial investment. The agreement for sale generally provides for a down payment and a note secured by a mortgage payable in monthly installments, including interest, over a period of up to 10 years. All payments received prior to the recognition of the sale as revenue are recognized in deferred revenue in the accompanying consolidated balance sheets. Customer deposits relating to contracts cancelled after the applicable rescission period are forfeited and recorded in revenue at the time of forfeiture.

        The provision for loan losses is recorded as an adjustment to sales of vacation ownership intervals in the accompanying consolidated income statements rather than as an adjustment to bad debt expense. ILG records an estimate of uncollectible amounts at the time of the interval sale. The amount of the provision for loan losses recorded within sales of vacation ownership intervals in the accompanying consolidated statement of income was $0.3 million for the year ended December 31, 2014.

        Annual maintenance fees are amounts paid by timeshare owners for maintaining and operating the respective properties, which includes management services, and are recognized on a straight-line basis over the respective annual maintenance period.

Deferred Revenue in a Business Combination

        When we acquire a business which records deferred revenue on their historical financial statements, we are required to re-measure that deferred revenue as of the acquisition date pursuant to rules related to accounting for business combinations, as described further below. The post-acquisition impact of that remeasurement results in recognizing revenue which solely comprises the cost of the associated legal performance obligation we assumed as part of the acquisition, plus a normal profit margin. At times, this purchase accounting treatment results in lower amounts of revenue recognized in a reporting period following the acquisition than would have otherwise been recognized on a historical basis.

Multiple-Element Arrangement

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

DECEMBER 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.

Restricted Cash and Cash Equivalents

        Restricted cash and cash equivalents at December 31, 2014 and 2013 primarily includes maintenance fees, escrow deposits received on sales of VOI that are held in escrow until the applicable statutory rescission period has expired, the funds have been released from escrow and the deeding process has begun, as well as amounts held in trust and lock box accounts in connection with certain transactions related to management of vacation rental properties.

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

Vacation Ownership Inventory

        Inventory is composed of unsold vacation ownership intervals at our Hyatt-branded vacation ownership resorts. This inventory is carried at the lower of cost or market, based on relative sales value or net realizable value, less expected direct selling costs. Cost includes development, real estate, and content costs. Costs are allocated to units sold using the relative sales value method. This method calculates cost of sales as a percentage of projected gross sales using a cost-of-sales percentage, which is determined by dividing inventory cost into total estimated revenue projected for interval sales. Remaining inventory is a pool of costs that will be charged against future revenues.

        It is possible that future changes in our sales strategies or project development plans could have a material effect on the carrying value of inventory. Consequently, we monitor the carrying value of our inventory on a quarterly basis to ensure the inventory is stated at the lower of cost or market.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Vacation Ownership Mortgages Receivable and Allowance for Loan Losses

        Vacation ownership mortgages receivable consist of loans to eligible customers who purchase vacation ownership interests and choose to finance their purchase. These mortgage receivables are collateralized by the underlying vacation ownership interest, generally bear interest at a fixed rate, have a typical term ranging from 5 - 10 years and are generally made available to customers who make a down payment on the purchase price within established credit guidelines.

        Vacation ownership mortgages receivable are composed of mortgage loans related to our financing of vacation ownership interval sales. Included within our vacation ownership mortgages receivable are originated loans and loans acquired in connection with our acquisition of HVO.

        Acquired loans are segregated between those with deteriorated credit quality at acquisition and those deemed as performing. To make this determination, we consider such factors as credit collection history, past due status, non-accrual status, credit risk ratings, interest rates and the underlying collateral securing the loans. The fair value of acquired loans deemed performing is determined by discounting cash flows, both principal and interest, for the loan pool at market interest rates while giving consideration to anticipated future defaults. The difference between fair value and principal balances due at acquisition date is accreted to interest income, within consolidated revenue, over the estimated life of the loan pool.

Allowance for Loan Losses

        For originated loans, we record an estimate of uncollectability as a reduction of sales of vacation ownership intervals in the accompanying consolidated statements of income at the time revenue is recognized on a vacation ownership interval sale. We evaluate our originated loan portfolio collectively as they are largely homogeneous, smaller-balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgage receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

        We determine our originated vacation ownership mortgages receivable to be nonperforming if either interest or principal is more than 120 days past due. All non-performing loans are placed on non-accrual status and we do not resume interest accrual until the receivable becomes contractually current. We apply payments we receive for vacation ownership notes receivable on non-performing status first to interest, then to principal, and any remainder to fees.

        Loans acquired in connection with a business combination are recorded at their estimated fair value on their purchase date with no carryover of the related allowance for loan losses. Performing acquired loans are subsequently evaluated for any required allowance at each reporting date. An allowance for loan losses on acquired loans is calculated using a similar methodology for originated loans.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments in Unconsolidated Entities

        We consolidate entities under our control, including variable interest entities (VIEs) where we are deemed to be the primary beneficiary as a result of qualitative and/or quantitative characteristics. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be disproportionate to the entity. Investments in unconsolidated affiliates over which we exercise significant influence, but do not control, including joint ventures, are accounted for by the equity method. In addition, our limited partnership investments in which we hold more than a minimal investment are accounted for under the equity method of accounting.

        We assess investments in unconsolidated entities for impairment quarterly to determine whether there is an indication that a loss in value that is other-than-temporary has occurred. If so, we evaluate the carrying value compared to the estimated fair value of the investment. Fair value is based upon internally developed discounted cash flow models, third-party appraisals, or if appropriate, current estimated net sales proceeds from pending offers. If the estimated fair value is less than carrying value, we use our judgment to determine if the decline in value is other-than-temporary. In making this determination, we consider factors including, but not limited to, the length of time and extent of the decline, loss of values as a percentage of the cost, financial condition and near-term financial projections, our intent and ability to recover the lost value, and current economic conditions. Impairments that are deemed other-than-temporary are charged to equity in losses from unconsolidated entities in our accompanying consolidated statements of income.

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

Asset Category	Depreciation Period
Computer equipment	3 to 5 Years
Capitalized software (including internally-developed software)	3 to 7 Years
Buildings and leasehold improvements	1 to 40 Years
Furniture and other equipment	3 to 10 Years

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

DECEMBER 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        As part of our accounting for business combinations we are required to determine the useful lives of identifiable intangible assets recognized separately from goodwill. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the acquired business. An intangible asset with a finite useful life shall be amortized; an intangible asset with an indefinite useful life shall not be amortized. We base the estimate of the useful life of an intangible asset on an analysis of all pertinent factors, in particular, all of the following factors with no one factor being more presumptive than the other:

  •
  The expected use of the asset.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Additionally, when acquiring a company who has recorded deferred revenue in its historical, pre-acquisition financial statements, we are required as part of purchase accounting to re-measure the deferred revenue as of the acquisition date. Deferred revenue is re-measured to represent solely the cost that relates to the associated legal performance obligation which we assumed as part of the acquisition, plus a normal profit margin representing the level of effort or assumption of risk assumed. Legal performance obligations that simply relate to the passage of time would not result in recognized deferred revenue as there is little to no associated cost.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

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

        Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. In accordance with ASC 350, we review the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances, based on either a qualitative assessment or a two-step impairment test. As of December 31, 2014, upon re-alignment of our operating segments, we identified two reporting units within each of our Exchange and Rental, and Vacation Ownership operating segments as follows:

OPERATING SEGMENTS
Exchange and Rental	Vacation Ownership
Vacation exchange reporting unit	VO management reporting unit
Vacation rental reporting unit	VO sales and financing reporting unit

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

DECEMBER 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Indefinite-Lived Intangible Assets

        Our intangible assets with indefinite lives relate principally to trade names, trademarks and certain resort management contracts. Pursuant to ASC 350, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. Accordingly, we evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life. As of December 31, 2014, there have been no changes to the indefinite life determination pertaining to these intangible assets.

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

DECEMBER 31, 2014

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

        Advertising expense was $15.6 million, $17.0 million and $16.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, of which $2.1 million, $4.1 million and $4.1 million, respectively, pertained to expenses related to our direct-response advertising. As of December 31, 2014

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

and 2013, we had $2.4 million and $3.6 million, respectively, of capitalized advertising costs recorded in prepaid expenses and other current assets on our consolidated balance sheets.

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

Foreign Currency Translation and Transaction Gains and Losses

        The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income (loss), a separate component of ILG stockholders' equity. Accumulated other comprehensive income (loss) is solely related to foreign currency translation. Only the accumulated other comprehensive income (loss) exchange rate adjustment related to Venezuela is tax effected as required by the FASB guidance codified in ASC 740 since the earnings in Venezuela are not indefinitely reinvested in that jurisdiction.

        Transaction gains and losses arising from transactions and/or assets and liabilities denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of income. Operating foreign currency exchange attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency, primarily related to Euro denominated value added tax liabilities, resulted in net gains of $0.4 million for the year ended December 31, 2104 and in net losses of $0.1 million for each of the years ended December 31, 2013 and 2012, which is included in general and administrative expenses. Non-operating foreign currency exchange included a net gain of $2.3 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively, and a net loss of $2.2 million for the year ended December 31, 2012, included in other income (expense) in the accompanying consolidated statements of income.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

        Stock-based compensation is accounted for under ASC Topic 718, "Compensation—Stock Compensation" ("ASC 718"). Non-cash compensation expense for stock-based awards is measured at fair value on date of grant and recognized over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units ("RSUs") is determined based on the number of shares granted and the quoted price of our common stock on that date, except for RSUs subject to relative total shareholder return performance criteria, which the fair value is based on a Monte Carlo simulation analysis as further discussed in Note 13. We grant awards subject to graded vesting (i.e., portions of the award vest at different times during the vesting period) or to cliff vesting (i.e., all awards vest at the end of the vesting period). Certain RSUs, in addition, are subject to attaining specific performance criteria. For RSUs to be settled in stock, the accounting charge is measured at the grant date fair value and expensed as non-cash compensation over the vesting term using the straight-line basis for service-only awards and the accelerated basis for performance-based awards with graded vesting. For certain cliff vesting awards with performance criteria, we also use anticipated future results in determining the fair value of the award. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. The amount of stock-based compensation expense recognized in the consolidated statements of income is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock as compensation expense.

        Stock-based compensation is recorded within the same line item in our consolidated statements of income as the employee-related compensation of the award recipient, as disclosed in tabular format in Note 13.

        Management must make certain estimates and assumptions regarding stock awards that will ultimately vest, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date. Tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statements of income are reported as a component of financing cash flows. For the years ended December 31, 2014, 2013 and 2012, gross excess tax benefits from stock-based compensation reported as a component of financing cash flows were $1.9 million, $2.9 million, and $3.0 million, respectively.

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of RSUs using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 0.8 million stock options and 0.2 million RSUs for the year ended December 31, 2014, 0.8 million stock options for the year ended December 31, 2013, and 0.9 million stock options and 0.1 million RSUs for the year ended December 31, 2012, as the effect of their inclusion would have been antidilutive to earnings per share.

        In connection with the spin-off, stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. As of December 31, 2014 and 2013, 0.8 million of stock options remained outstanding.

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Basic weighted average shares of common stock outstanding	57,343	57,243	56,549
Net effect of common stock equivalents assumed to be vested related to RSUs	606	581	685
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	4	8	14

Diluted weighted average shares of common stock outstanding	57,953	57,832	57,248

Certain Risks and Concentrations

Geographic Risk

        In regards to our Exchange and Rental segment, a substantial percentage of the vacation ownership resorts in the Interval Network are located in Florida, Hawaii, Las Vegas, Mexico and Southern California, while the majority of the revenue from our vacation rental businesses is derived from vacation properties located in Hawaii. In regards to our Vacation Ownership segment, the largest concentration of revenue derived from the management of vacation ownership properties resides in Spain with regard to our VRI Europe business. From an ILG perspective, approximately $211.1 million, $146.6 million and $127.0 million of 2014, 2013 and 2012 revenue, respectively, (excluding pass-through revenue) was generated from travel to properties located in all of these locations, together with vacation ownership management services and sales and financing activities performed in these locations.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business Risk

        ILG also depends on relationships with developers and vacation property owners, as well as third party service providers for processing certain fulfillment services. We do not consider our overall business to be dependent on any one of these resort developers, provided, that the loss of a few large developers (particularly those from which Interval receives membership renewal fees directly) could materially impact our business. The loss of one or more of our largest management agreements could materially impact our businesses.

        ILG's business also is subject to certain risks and concentrations including exposure to risks associated with online commerce security and credit card fraud.

Credit Risk

        ILG is exposed to credit risk in relation to its portfolio of mortgage receivables associated with its vacation ownership business. We offer financing to purchasers of VOIs at our Hyatt-branded vacation ownership resorts and, as a result, ILG bears the risk of default on these loans. Should a purchaser default, ILG has the ability to foreclose and attempt to resell the associated VOI at its own cost to resell.

        Other financial instruments that potentially subject ILG to concentration of credit risk consist primarily of cash and cash equivalents which are maintained with high quality financial institutions. Financial instruments also contain secured loans that are recorded at the time of origination for the principal amount financed and are carried at amortized cost, net of any allowance for credit losses, as further discussed in Note 10.

Interest Rate Risk

        ILG is exposed to interest rate risk through borrowings under our amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on ILG's leverage ratio.

Recent Accounting Pronouncements

        With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2014 that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

        In January 2015, the FASB issued Accounting Standards Update ("ASU") 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" ("ASU 2015-01"). ASU 2015-01 eliminates from generally accepted accounting principles (GAAP) the concept of extraordinary items as part of the FASB's initiative to reduce complexity in accounting standards (the Simplification Initiative).

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASC 225-20 requires a reporting entity to separately classify, present and disclose extraordinary events and transactions if the event or transaction meets both of the following criteria for extraordinary item classification: unusual nature and infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, a reporting entity is required to segregate the extraordinary item from the results of ordinary operations and show them separately in the income statement, net of tax, after from income from continuing operations. Under ASU 2015-01, the concept of extraordinary item is eliminated from the ASC Master Glossary and replaced with definitions for infrequency of occurrence and unusual nature. The presentation and disclosure guidance in ASC 225-20 for items that are unusual in nature or incur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The ASU is effective for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years). A reporting entity may apply the amendments in the ASU prospectively and also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In November 2014, the FASB issued ASU 2014-17, "Business Combinations (Topic 815)—Pushdown Accounting: A Consensus of the FASB Emerging Issues Task Force" ("ASU 2014-17"). ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with ASC 250, "Accounting Changes and Error Corrections." The ASU was effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of the ASU would be a change in accounting principle. On the effective date, we made the election to apply the guidance in the ASU to future change-in-control events. We do not anticipate the adoption of the ASU will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15")." ASU 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. The ASU is effective for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years), with early adoption permitted. The standard allows for either a full retrospective or modified retrospective transition method. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period ("ASU 2014-12")." ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under ASU 2014-12. The ASU is effective for fiscal years beginning after December 15, 2015 (and interim periods within that period), with early adoption permitted. In addition, all entities will have the option of applying the guidance either prospectively (i.e. only to awards granted or modified on or after the effective date of the issue) or retrospectively. Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented (i.e., the earliest presented comparative period). We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

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

DECEMBER 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

DECEMBER 31, 2014

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3—BUSINESS COMBINATIONS

2014 Business Combination

        On October 1, 2014, we completed the acquisition of Hyatt Residential Group, now operating as Hyatt Vacation Ownership or HVO, from wholly-owned subsidiaries of Hyatt Hotels Corporation. In connection with the acquisition, a subsidiary of ILG entered into a global Master License Agreement which provides for an exclusive license for use of the Hyatt® brand with respect to the shared ownership business in exchange for license fees. Additionally, in connection with the acquisition, we have agreed to guarantee up to $36.7 million of the construction loan for the Maui project. The aggregate purchase price was approximately $218 million in cash, which was subject to final adjustment for working capital.

        The HVO acquisition is recorded on our consolidated balance sheet as of October 1, 2014 based upon estimated fair values as of such date. The results of operations related to this business are included in our consolidated statements of income since October 1, 2014 and within our Exchange and Rental and Vacation Ownership segments for segment reporting purposes on the basis of its respective business activities.

2013 Business Combinations

        During the fourth quarter of 2013 we completed two acquisitions that were not individually significant which were accounted for as business combinations ("2013 acquisitions"). We purchased the European shared ownership resort management business of CLC and all of the equity of Aqua, a

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 3—BUSINESS COMBINATIONS (Continued)

Hawaii-based hotel and resort management company, for an aggregate purchase price of $167.2 million. The aggregate purchase price for the 2013 acquisitions consisted of $128.1 million in cash, $7.8 million of accrued additional purchase price, and, as part of the CLC transaction, equity in the form of a noncontrolling interest with a fair value of $31.3 million. The fair value of the noncontrolling interest in VRI Europe was determined based on the total purchase price, less cash consideration paid by ILG. The initial purchase price for the CLC transaction was subject to adjustment for actual results of the business for the year ended December 31, 2013 and working capital excess or deficit on the acquisition date. As of December 31, 2013, we accrued approximately $8.0 million of net additional purchase price consideration related to these items.

        These acquisitions are recorded on our consolidated balance sheets as of their respective fourth quarter of 2013 acquisition dates and based upon their estimated fair values at such dates. The results of operations of these acquired businesses are included in our consolidated statements of income since their respective acquisition dates and, for segment reporting purposes, within our Vacation Ownership segment for VRI Europe and Exchange and Rental segment for Aqua.

Contingent Consideration

        In connection with the VRI Europe transaction, we had an obligation to transfer additional cash consideration, resulting in incremental noncontrolling interest value in VRI Europe, based on final results of the acquired business for the twelve months ended December 31, 2013. During the second quarter of 2014, the parties reached final agreement resulting in a downward adjustment to the amount of contingent consideration by approximately $1.3 million, net of noncontrolling interest, which was recognized in earnings during that quarter. The final agreed upon liability of $6.5 million was settled in full during the second quarter of 2014.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 3—BUSINESS COMBINATIONS (Continued)

Purchase Price Allocation

        The following table presents the allocation of total purchase price consideration to the assets acquired and liabilities assumed, based on their estimated fair values as of their respective acquisition dates (in thousands):

	HVO acquisition	2013 acquisitions
Cash	$16,828	$1,167
Other current assets	110,956	10,233
Goodwill(1)	22,539	34,533
Intangible assets	61,500	131,857
Other noncurrent assets	47,471	15,759
Current liabilities	(26,863)	(11,355)
Other noncurrent liabilities	(10,910)	(14,946)

Net assets acquired	$221,521	$167,248

(1)
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.

        The purchase price allocated to the fair value of goodwill and identifiable intangible assets associated with the HVO and 2013 acquisitions are as follows (in thousands):

HVO acquisition	Cost	Useful Life (Years)
Goodwill	$22,539	N/A
Customer relationships	38,900	22
Resorts management contracts	22,600	22

Total	$84,039

2013 acquisitions	Cost	Useful Life (Years)
Goodwill	$34,533	N/A
Trademarks	3,000	N/A
Resort management contracts (indefinite-lived)	90,237	N/A
Resort management contracts (definite-lived)	34,640	3 - 30
Other intangibles	3,980	4 - 10

Total	$166,390

        In connection with the HVO acquisition we recorded total goodwill of $22.5 million and identifiable intangible assets of $61.5 million, all of which were definite-lived intangible assets, related to HVO's membership base in their Hyatt Residence Club (described in table above as customer relationships) and their resort management contracts. The amortization period, as of the respective acquisition date, for the definite-lived customer relationships and resort management contracts intangible assets noted in the table above is 22 years for each. The valuation of the assets acquired and liabilities assumed in connection with these acquisitions was based on their fair values at the acquisition

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 3—BUSINESS COMBINATIONS (Continued)

date. The assets purchased and liabilities assumed for the HVO acquisitions have been reflected in the accompanying consolidated balance sheet as of December 31, 2014.

        Additionally, as part of the HVO acquisition, ILG and Hyatt have agreed to make a joint election under Internal Revenue Code Section 338(h)(10), and comparable state and local tax code provisions, and as such ILG will receive a step-up in tax basis in the assets equal to the purchase price paid. In regards to the $22.5 million of HVO related goodwill, all is expected to be deductible for income tax purposes.

        In connection with the 2013 acquisitions we recorded total goodwill of $34.5 million and identifiable intangible assets of $131.9 million, of which $93.2 million were indefinite-lived intangible assets and primarily related to management contracts and trademarks. The indefinite-lived resort management contracts were acquired in connection with the VRI Europe transaction and no legal, regulatory, contractual, competitive, economic, or other factors limit, over the foreseeable horizon, the period of time over which these resort management contracts are expected to contribute future cash flows. Of the $34.5 million of goodwill, $20.7 million is expected to be deductible for income tax purposes. The weighted average amortization period, as of the respective acquisition date, for the definite-lived resort management contracts and other intangible assets noted in the table above is 17.5 and 4.9 years, respectively. The valuation of the assets acquired and liabilities assumed in connection with these acquisitions was based on their fair values at the acquisition date. The assets purchased and liabilities assumed for the 2013 acquisitions have been reflected in the accompanying consolidated balance sheet as of December 31, 2013.

Results of Operations

        Revenue and earnings before income taxes and noncontrolling interests related to these acquisitions were recognized in our consolidated statements of income totaling $29.4 million and $3.5 million, respectively, for the year ended December 31, 2014 and $12.2 million and $3.1 million, respectively, for the year ended December 31, 2013. Transaction costs, consisting primarily of professional fees, directly related to these acquisitions and expensed as incurred totaled $6.4 million and $2.3 million which are classified within the general and administrative expense line item in our consolidated statements of income for the year ended December 31, 2014 and 2013, respectively.

Pro forma financial information (unaudited)

        The following unaudited pro forma financial information presents the consolidated results of ILG and HVO as if the acquisition had occurred on January 1, 2013. The pro forma results presented below for 2014 and 2013 are based on the historical financial statements of ILG and HVO, adjusted to reflect the purchase method of accounting. The pro forma information is not necessarily indicative of the consolidated results of operations that might have been achieved for the periods or dates indicated, nor is it necessarily indicative of the future results of the combined company. It does not reflect cost savings expected to be realized from the elimination of certain expenses and from synergies expected to be created or the costs to achieve such cost savings or synergies, if any. Income taxes do not reflect the amounts that would have resulted had ILG and HVO filed consolidated income tax returns during the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 3—BUSINESS COMBINATIONS (Continued)

periods presented. Pro forma adjustments are tax-effected at the ILG's estimated statutory tax rate of 38.9% for 2014 and 38.8% for 2013.

	For the Year Ended
(in thousands, except per share data	December 31, 2014	December 31, 2013
Revenue	$696,681	$591,821
Net income attributable to common stockholders	$74,974	$76,018
Earnings per share:
Basic	$1.31	$1.33
Diluted	$1.29	$1.31

        The unaudited pro forma financial information for 2014 and 2013 also includes $9.5 million and $3.4 million, respectively, of non-recurring charges related to the HVO acquisition, which are comprised of acquisition-related costs such as professional fees.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        Pursuant to FASB guidance as codified within ASC 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date.

        As discussed in Note 15, "Segment Information," ILG reorganized its management reporting structure in the fourth quarter of 2014 resulting in the following two operating and reportable segments: Exchange and Rental and Vacation Ownership. As a result of the change in operating segments, ILG's reporting units were also reorganized. The Exchange and Rental, and Vacation Ownership segments now each contain two reporting units as follows:

OPERATING SEGMENTS
Exchange and Rental	Vacation Ownership
Exchange reporting unit	VO management reporting unit
Rental reporting unit	VO sales and financing reporting unit

        In accordance with ASC 350, we reassigned our existing goodwill to these new reporting units utilizing a relative fair value allocation approach as of December 31, 2014. With the assistance of a third party specialist, we allocated goodwill based on their relative fair values as of December 31, 2014 to each new reporting unit as follows (in thousands):

Balance as of December 31, 2014
Exchange and Rental segment
Exchange reporting unit	$495,748
Rental reporting unit	20,396
Vacation Ownership segment
VO management reporting unit	39,160
VO sales and financing reporting unit	6,946

Total goodwill	$562,250

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill, for the years ended December 31, 2014 and 2013 (in thousands):

	Balance as of January 1, 2014	Additions	Deductions	Foreign Currency Translation	Goodwill Impairment	Balance as of December 31, 2014
Exchange	$483,462	$12,286	$—	$—	$—	$495,748
Rental	20,396	—	—	—	—	20,396
VO management	36,981	3,307	—	(1,128)	—	39,160
VO sales and financing	—	6,946	—	—	—	6,946

Total	$540,839	$22,539	$—	$(1,128)	$—	$562,250

	Balance as of January 1, 2013	Additions	Deductions	Foreign Currency Translation	Goodwill Impairment	Balance as of December 31, 2013
Exchange	$483,462	$—	$—	$—	—	$483,462
Rental	4,796	15,600	—	—	—	20,396
VO management	17,516	18,933	—	532	—	36,981
VO sales and financing	—	—	—	—	—	—

Total	$505,774	$34,533	$—	$532	$—	$540,839

        In connection with the HVO acquisition, we recorded total goodwill of $22.5 million and identifiable intangible assets of $61.5 million, all of which are definite-lived intangible assets, related to HVO's membership base in their Hyatt Residence Club (referred to as customer relationships in following tables) and their resort management contracts.

        The $22.5 million increase in goodwill for the year ended December 31, 2014 is a result of goodwill acquired in connection with the acquisition of HVO, together with the associated foreign currency translation of goodwill carried on the books of an ILG entity whose functional currency is not the US dollar. Goodwill is assigned to reporting units of ILG that are expected to benefit from the combination. The amount of goodwill assigned to a reporting unit is determined in a manner similar to how the amount of goodwill recognized in a business combination is determined, while using a reasonable methodology applied in a consistent manner. Based on the expected benefits from the business combination, we have assigned $12.3 million, $3.3 million and $6.9 million of HVO related goodwill to our Exchange, VO management and VO sales and financing reporting units, respectively.

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

DECEMBER 31, 2014

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

        As of December 31, 2014, as a result of the reorganization of our management reporting structure and reporting units (see Note 15), we assessed the carrying value of goodwill pursuant to the two-step impairment approach. The first step of the impairment test concluded the carrying value of each reporting unit did not exceed its fair value; consequently, the second step of the impairment test was not necessary and goodwill was not determined to be impaired.

        As of October 1, 2014, prior to the reorganization of our management reporting structure and reporting units, we assessed the carrying value of goodwill and other intangible assets of each of our two reporting units. Goodwill assigned to our then reporting units, Membership and Exchange and Management and Rental, was $483.5 million and $57.4 million, respectively as of October 1, 2014. We performed a qualitative assessment on each of our reporting units for the 2014 annual test and concluded that it was more-likely-than-not that the fair value of each reporting exceeded its carrying value and, therefore, a two-step impairment test was not necessary.

        As of October 1, 2013, we assessed the carrying value of goodwill and other intangible assets of each of our two reporting units at that time. Goodwill assigned to the Membership and Exchange, and Management and Rental reporting units as of that date was $483.5 million and $22.3 million, respectively. We elected to bypass the qualitative assessment for the 2013 annual test and performed the first step of the impairment test on both our reporting units. At the conclusion of that impairment test, we concluded that each reporting unit's fair value exceeded its carrying value and, therefore, the second step of the impairment test was not necessary. As of December 31, 2013, we did not identify any triggering events which required an interim impairment test subsequent to our annual impairment test on October 1, 2013.

        Accumulated historical goodwill impairment losses as of January 1, 2013 were $34.3 million which related to components within our vacation rental reporting unit. There were no impairments of goodwill for our vacation rental reporting unit during fiscal year 2014 and 2013, and there have been no accumulated historical impairments of goodwill for any of our other reporting units through December 31, 2014.

Other Intangible Assets

        As of October 1, 2014, we performed a qualitative assessment on our indefinite-lived intangible assets and concluded that the likelihood of our indefinite-lived intangible assets being impaired was below the more-likely-than-not threshold stipulated in ASU 2012-02 and, therefore, calculating the fair value of these intangible assets was not warranted as of October 1, 2014.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

        The balance of other intangible assets, net for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	December 31,
	2014	2013
Intangible assets with indefinite lives	$131,336	$136,713
Intangible assets with definite lives, net	137,539	89,151

Total intangible assets, net	$268,875	$225,864

        The $5.4 million decrease in our indefinite-lived intangible assets during the year ended December 31, 2014 pertains to associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

        At December 31, 2014 and 2013, intangible assets with indefinite lives relate to the following (in thousands):

	December 31,
	2014	2013
Resort management contracts	$87,420	$92,797
Trade names and trademarks	43,916	43,916

Total	$131,336	$136,713

        At December 31, 2014, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Life (Years)
Customer relationships	$168,400	$(129,942)	$38,458	21.8
Purchase agreements	75,879	(75,443)	436	0.9
Resort management contracts	129,864	(36,790)	93,074	13.8
Technology	25,076	(25,076)	—	—
Other	21,815	(16,244)	5,571	3.4

Total	$421,034	$(283,495)	$137,539

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

        In accordance with our policy on the recoverability of long-lived assets, as further described in Note 2 of these consolidated financial statements, we review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (asset group) may be impaired. For the years ended December 31, 2014 and 2013, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test has not been warranted.

        Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $12.3 million, $8.1 million and $23.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Based on the December 31, 2014 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in thousands):

Year Ended December 31,
2015	$13,927
2016	12,659
2017	11,384
2018	10,766
2019	10,032
2020 and thereafter	78,771

$137,539

NOTE 5—VACATION OWNERSHIP INVENTORY

        As part of our acquisition of HVO on October 1, 2014, we acquired vacation ownership inventory which primarily consists of unsold vacation ownership intervals that have completed the construction

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 5—VACATION OWNERSHIP INVENTORY (Continued)

process and are available for sale in their current form. As of December 31, 2014, vacation ownership inventory is comprised of the following (in thousands):

December 31, 2014
Completed unsold vacation ownership interests	$53,434
Land held for development	627

Total inventory	$54,061

NOTE 6—VACATION OWNERSHIP MORTGAGES RECEIVABLE

        Vacation ownership mortgages receivable is comprised of various mortgage loans related to our financing of vacation ownership interval sales. As part of our acquisition of HVO on October 1, 2014, we acquired an existing portfolio of vacation ownership mortgages receivable and determined as of the acquisition date that this acquired loan pool was performing and without evidence of any meaningful credit quality deterioration. Therefore, these loans are accounted for using the contractual cash flows method of recognizing discount accretion based on the acquired loans' contractual cash flows pursuant to ASC 310-20, "Nonrefundable Fees and Other Costs." At acquisition, we recorded these acquired performing loans at fair value, including a credit discount which is accreted as an adjustment to yield over the loan pools' estimate life.

        The fair value of these acquired loans of $37.5 million as of the acquisition date was determined by use of a discounted cash flow approach which calculates a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective loans, while considering anticipated defaults and early repayments determined based on historical experience. Consequently, the fair value of these acquired loans recorded on our consolidated balance sheet as of the acquisition date embeds an estimate for future loan losses which becomes the historical cost basis for that existing portfolio going forward. Gross contractual cash flows related to these acquired loans as of the acquisition date total $42.8 million, with the difference to fair value of $5.3 million primarily representing estimated contractual cash flows not expected to be collected.

        Originated loans as of December 31, 2014 represent vacation ownership mortgages receivable originated by ILG, or more specifically our Vacation Ownership segment, subsequent to the acquisition of HVO on October 1, 2014.

        Vacation ownership mortgages receivable balances as of December 31, 2014 were as follows:

December 31, 2014
Acquired vacation ownership mortgages receivables at various stated interest rates with varying payment through 2031 (see below)	$33,953
Originated vacation ownership mortgages receivables at various stated interest rates with varying payment through 2025 (see below)	2,896
Less allowance for loan losses	(347)

Net vacation ownership mortgages receivable	$36,502

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 6—VACATION OWNERSHIP MORTGAGES RECEIVABLE (Continued)

        As of December 31, 2014, the weighted average interest rate on vacation ownership mortgage receivables was 14.0% and the predominant range of stated interest rates on vacation ownership mortgages receivables was 8.24% to 17.90%.

        Vacation ownership mortgages receivables as of December 31, 2014 are scheduled to mature as follows (in thousands):

Year Ended December 31,
2015	$6,135
2016	5,353
2017	4,636
2018	3,795
2019	3,338
2020 and thereafter	13,592

Total	36,849
Less: allowance for losses	(347)

Net vacation ownership mortgages receivable	$36,502

Allowance for Loan Losses

        We assess our vacation ownership mortgages receivable portfolio of loans for collectability on an aggregate basis. Estimates of uncollectability are recorded as provisions in the vacation ownership mortgages receivable allowance for losses as discussed in Note 2 of these consolidated financial statements. As of December 31, 2014, a provision of $0.3 million for uncollectability was recorded to the vacation ownership mortgages receivable allowance for losses related solely to loans originated subsequent to the acquisition of HVO on October 1, 2014 given our acquired loans as of that date were remeasured to fair value using an estimated measure of future default that remained accurate as of December 31, 2014 in all material respects. We consider the provisions to be adequate based on the economic environment and our assessment of the future collectability of the outstanding loans.

        At December 31, 2014, the weighted average FICO score (based upon the loan balance) for borrowers within our acquired and originated loan pools was 701 and 718 respectively. The default rate for our vacation ownership mortgages receivable portfolio of loans (as a percentage of our total outstanding loans) for the period subsequent to our acquisition of HVO was 0.7%. The average estimated rate for all future defaults for our outstanding pool of loans as of December 31, 2014 was 11.2%

        On an ongoing basis, we monitor that credit quality of our vacation ownership mortgages receivable portfolio based on payment activity as follows:

  •
  Current—The consumer's note is in good standing as payments and reporting are current per the terms contractually stipulated in the agreement.

  •
  Past-due—We consider a vacation ownership mortgage receivable to be past-due based on the contractual terms of each individual financing agreement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 6—VACATION OWNERSHIP MORTGAGES RECEIVABLE (Continued)

  •
  Non-performing—Vacation ownership mortgages receivables are considered non-performing if interest or principal is more than 120 days past due. All non-performing loans are placed on non-accrual status and we do not resume interest accrual until the receivable becomes contractually current. We apply payments we receive for vacation ownership notes receivable on non-performing status first to interest, then to principal, and any remainder to fees.

        Our aged analysis of past-due vacation ownership mortgages receivable, the gross balance of vacation ownership mortgages receivable greater than 90 days past-due, and the gross balance of vacation ownership mortgage receivables on non-performing status as of December 31, 2014 is as follows (in thousands):

	Receivables past due	Receivables greater than 90 days past due	Receivables on non-performing status
Vacation ownership mortgages receivable	$1,301	$148	$—

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES

        Our investments in unconsolidated entities, recorded under the equity method of accounting in accordance with guidance in ASC 323, "Investments—Equity Method and Joint Ventures," primarily consists of an ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a vacation ownership resort in the state of Hawaii. This joint venture was acquired in connection with our acquisition of HVO and was recorded at fair value on the acquisition date. Our equity income from investments in unconsolidated entities, recorded in equity in earnings from unconsolidated entities in the accompanying consolidated statement of income, was $4.6 million for the year ended December 31, 2014.

        The ownership percentages and carrying value of our investments in unconsolidated entities as of December 31, 2014 were as follows:

	Ownership Interest	Carrying Value
		(in thousands)
Maui Timeshare Venture, LLC	33.0%	$32,919
Other	25.0% - 43.3%	567

Total		$33,486

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 8—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	December 31,
	2014	2013
Computer equipment	$21,389	$20,084
Capitalized software (including internally-developed software)	97,561	84,067
Land, buildings and leasehold improvements	50,685	28,905
Furniture and other equipment	16,638	14,830
Projects in progress	10,581	8,296

	196,854	156,182
Less: accumulated depreciation and amortization	(110,253)	(96,626)

Total property and equipment, net	$86,601	$59,556

        Capitalized software, net of accumulated amortization, totaled $34.1 million and $29.0 million at December 31, 2014 and 2013, respectively, and is included in "Property and equipment, net" in the accompanying consolidated balance sheets. Depreciation expense for capitalized software recognized in our consolidated income statement for the years ended December 31, 2014, 2013 and 2012 was $10.1 million, $9.3 million and $8.5 million, respectively.

NOTE 9—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	December 31,
	2014	2013
Revolving credit facility (interest rate of 1.92% at December 31, 2014 and 1.67% at December 31, 2013 respectively)	$488,000	$253,000

Total long-term debt	$488,000	$253,000

Credit Facility

        In April 2014, we entered into the first amendment to the June 21, 2012 amended and restated credit agreement (collectively, the "Amended Credit Agreement") which increased the revolving credit facility from $500 million to $600 million, extended the maturity of the credit facility to April 8, 2019 and provided for certain other amendments to covenants. The terms related to interest rates and commitment fees remained unchanged. As of December 31, 2014, there was $488 million outstanding. The increase of $235 million as of December 31, 2014 is primarily attributable to incremental borrowings of $220 million to finance our acquisition of HVO. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the Amended Credit Agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.25%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranges from 0.25% to 1.25%, in each case based on our leverage ratio. As of December 31,

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 9—LONG-TERM DEBT (Continued)

2014, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The Amended Credit Agreement has a commitment fee on undrawn amounts that ranges from 0.25% to 0.375% per annum based on our leverage ratio and as of December 31, 2014 the commitment fee was 0.275%. Interest expense for the years ended December 31, 2014, 2013 and 2012 was $7.1 million, $6.2 million, and $25.6 million, respectively, net of negligible capitalized interest relating to internally-developed software.

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

        The Amended Credit Agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined. Additionally, we are required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. Currently, the maximum consolidated leverage ratio is 3.5x and the minimum consolidated interest coverage ratio is 3.0x. As of December 31, 2014, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 2.88 and 20.69, respectively.

        In November 2014, we entered into a second amendment to the Amended Credit Agreement which primarily provides for a second letter of credit issuer and certain other amendments to covenants. Under this amendment, the financial covenants, interest rates, commitment fees and other significant terms remain unchanged.

Extinguishment of Debt

        In September 2012, we redeemed all of our $300 million senior notes, issued on August 19, 2008, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, amounting to $314.5 million, at which time the senior notes were no longer deemed to be outstanding and our obligations under the indenture, as previously supplemented, terminated. We funded the redemption through the use of $290 million, drawn on our $500 million revolving credit facility, and cash on hand. The extinguishment of the senior notes resulted in a non-cash, pre-tax loss on

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 9—LONG-TERM DEBT (Continued)

extinguishment of debt of $17.9 million during the third quarter of 2012 principally pertaining to the acceleration of the original issue discount and the write-off of the related unamortized deferred debt issuance costs. These losses are presented in a separate line item, loss on extinguishment of debt, within other income (expense) in our consolidated statements of income for the year ended December 31, 2012.

Debt Issuance Costs

        In connection with entering into the Amended Credit Agreement in June 2012, we incurred $3.9 million of lender and third-party debt issuance costs and wrote-off the remaining unamortized balance of $0.6 million relating to the original revolving credit and term loan facilities. In connection with entering into the first amendment in April 2014, we carried over $2.5 million of unamortized debt issuance costs pertaining to our June 2012 Amended Credit Agreement and incurred and deferred an additional $1.7 million of debt issuance costs. As of December 31, 2014, total unamortized debt issuance costs were $3.6 million, net of $2.0 million of accumulated amortization. As of December 31, 2013, total debt issuance costs on outstanding debt were $2.7 million, net of $1.2 million of accumulated amortization. Unamortized debt issuance costs are included in other non-current assets in the accompanying consolidated balance sheets and are amortized to interest expense on a straight-line basis through the maturity date of the Amended Credit Agreement.

NOTE 10—FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the year ended December 31, 2014, other than items respective to HVO subsequent to its October 1, 2014 acquisition. Our financial instruments are detailed in the following table.

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$80,493	$80,493	$48,462	$48,462
Restricted cash and cash equivalents	19,984	19,984	7,421	7,421
Loans receivable	15,896	15,896	—	—
Vacation ownership mortgages receivable	37,710	37,624	—	—
Investment in marketable securities	11,368	11,368	—	—
Total debt	(488,000)	(488,000)	(253,000)	(253,000)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have original maturities of three months or less. Under the fair value hierarchy established in ASC 820, cash

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

and cash equivalents and restricted cash and cash equivalents are stated at fair value based on quoted prices in active markets for identical assets (Level 1).

        The loan receivable as of December 31, 2014 is presented in our consolidated balance sheet within other non-current assets and pertains to a convertible secured loan to CLC that matures five years subsequent to the funding date with interest payable monthly. The loan was funded in October of 2014. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion. The carrying value of the loan receivable approximates fair value through inputs inherent to the originating value of this loan, such as interest rates and ongoing credit risk accounted for through non-recurring adjustments for estimated credit losses as necessary (Level 2). The stated interest rate on this loan is comparable to market rate. Interest is recognized within our "Interest income" line item in our consolidated statement of income for the year ended December 31, 2014.

        We estimate the fair value of vacation ownership mortgages receivable using a discounted cash flow model. We believe this is comparable to the model that an independent third party would use in the current market. Our model incorporates default rates, prepayment rates, coupon rates and loan terms respective to the portfolio based on current market assumptions for similar types of arrangements. Based upon the availability of market data, we have classified inputs used in the valuation of our vacation ownership mortgages receivable as Level 3. The primary sensitivity in these assumptions relates to forecasted defaults and projected prepayments which could cause the estimated fair value to vary.

        Investments in marketable securities consists of marketable securities (mutual funds) related to a deferred compensation plan that is funded in a Rabbi trust as of December 31, 2014 and classified as other noncurrent assets in the accompanying consolidated balance sheets. This deferred compensation plan was created and funded in connection with the HVO acquisition. Participants in the deferred compensation plan unilaterally determine how their compensation deferrals are invested within the confines of the Rabbi trust which holds the marketable securities. Consequently, management has designated these marketable securities as trading investments, as allowed by applicable accounting guidance, even though there is no intent by ILG to actively buy or sell securities with the objective of generating profits on short-term differences in market prices. These marketable securities are recorded at a fair value of $11.4 million as of December 31, 2014 based on quoted market prices in active markets for identical assets (Level 1). Unrealized trading gains of $0.7 million, and the offsetting employee compensation expense, are included within general and administrative expenses in the accompanying consolidated statements of income for the year ended December 31, 2014. See Note 12 for further discussion in regards to this deferred compensation plan.

        The carrying value of the outstanding balance under our $600 million revolving credit facility approximates fair value as of December 31, 2014 and 2013 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

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

NOTE 11—EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At December 31, 2014, there were 59.5 million shares of ILG common stock issued, of which 57.1 million are outstanding with 2.4 million shares held as treasury stock. At December 31, 2013, there were 59.1 million shares of ILG common stock issued, of which 57.4 million were outstanding with 1.7 million shares held as treasury stock.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of December 31, 2014 and 2013. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

Dividends Declared

        In February, May, August and November 2014, our Board of Directors declared quarterly dividend payments of $0.11 per share paid in March, June, September and December 2014, respectively, of $6.3 million each. For the year ended December 31, 2014, we paid $25.2 million in cash dividends. In February 2015, our Board of Directors declared a $0.12 per share dividend payable March 31, 2015 to shareholders of record on March 17, 2015.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 11—EQUITY (Continued)

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

        During the year ended December 31, 2014, we repurchased 0.2 million shares of common stock for $4.1 million, including commissions, under the August 2011 repurchase program and 0.5 million shares of common stock for $10.0 million, including commissions, under the June 2014 repurchase program. As of December 31, 2014, the remaining availability for future repurchases of our common stock was $10.0 million. In February 2015, ILG's Board of Directors increased the share repurchase authorization to a total of $25 million.

Accumulated Other Comprehensive Loss

        Pursuant to final guidance issued by the FASB in February of 2013, entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL, for ILG, including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the years ended December 31, 2014, 2013 and 2012, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments as disclosed in our accompanying consolidated statements of comprehensive income.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 11—EQUITY (Continued)

Noncontrolling Interests and Redeemable Noncontrolling Interest

Noncontrolling Interest—VRI Europe

        In connection with the VRI Europe transaction on November 4, 2013, CLC was issued a noncontrolling interest in VRI Europe representing 24.5% of the business, which was determined based on the purchase price paid by ILG for its 75.5% ownership interest as of the acquisition date. As of December 31, 2014 and 2013, this noncontrolling interest amounts to $33.3 million and $32.7 million, respectively, and is presented on our consolidated balance sheets as a component of equity. The change from December 31, 2013 to December 31, 2014 relates to the recognition of the noncontrolling interest holder's proportional share of VRI Europe's earnings, the translation effect on the foreign currency based amount, and a $0.4 million adjustment related to contingent consideration as discussed in Note 10 to the consolidated financial statements.

        The parties have agreed not to transfer their interests in VRI Europe or CLC's related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG's VRI Europe shares in connection with a sale of the entire CLC resort business subject to minimum returns and a preemptive right by ILG. As of December 31, 2014, there have been no changes in ILG's ownership interest percentage in VRI Europe.

        Additionally, in connection with this arrangement, ILG and CLC entered into a loan agreement whereby ILG has made available to CLC a convertible secured loan facility of $15.1 million that matures five years subsequent to the funding date with interest payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion, which would allow for settlement of the loan in CLC's shares of VRI Europe for contractually determined equivalent value. ILG has the right to exercise this share option at any time prior to maturity of the loan; however, the equivalent value for these shares would be measured at a 20% premium to its acquisition date value. We have determined the value of this embedded derivative is not material to warrant bifurcating from the host instrument (loan) at this time. The funding of this loan was subject to certain conditions precedent that were met as of December 31, 2014 and this loan was funded during the fourth quarter of 2014.

Noncontrolling Interest—Hyatt Vacation Ownership

        In connection with the HVO acquisition on October 1, 2014, ILG assumed a noncontrolling interest in a joint venture entity, which we fully consolidate, formed for the purpose of developing and selling vacation ownership interests. The fair value of the noncontrolling interests of $3.3 million was determined based on the noncontrolling party's ownership interest applied against the fair value allocated to the respective joint venture entity. As of December 31, 2014, these noncontrolling interests amount to $3.0 million and are presented on our consolidated balance sheet as a component of equity.

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

DECEMBER 31, 2014

NOTE 11—EQUITY (Continued)

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

        This put arrangement is exercisable by the counter-party outside the control of ILG and is accounted for in accordance with the ASC Topic 480, "Distinguishing Liabilities from Equity" ("ASC 480"). Pursuant to this guidance, we are required to adjust the carrying value of this noncontrolling interest, once redeemable, to its maximum redemption amount at each balance sheet date with a corresponding adjustment to retained earnings. Furthermore, if the noncontrolling interest is not currently redeemable yet probable of becoming redeemable, we are required to either (1) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the security will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, usually the interest method, or (2) recognize changes in the redemption value (for example, fair value) immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. In all periods presented, we elected to use the second approach.

        This put and call arrangement became redeemable for the first time in the first quarter of 2013 for a period of 60 days subsequent to the filing of our 2012 Annual Report on Form 10-K and is exercisable annually thereafter. Upon exercise of the put or call, the consideration payable can be denominated in ILG shares, cash or a combination thereof at ILG's option. For the year ended December 31, 2014, no put or call option related to this redeemable noncontrolling interest was exercised.

        As of December 31, 2014, the estimated redemption value of this redeemable interest is lower than the current carrying value on our consolidated balance sheet. Consequently, pursuant to the applicable accounting guidance, no adjustment to the balance of this noncontrolling interest was recorded for the year ended December 31, 2014 or any prior period presented.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 11—EQUITY (Continued)

        The balance of the redeemable noncontrolling interest as of December 31, 2014 and 2013 was $0.5 million and $0.4 million, respectively. Changes during the years then ended are as follows (in thousands):

	December 31,
	2014	2013
Balance, beginning of period	$426	$426
Net income attributable to redeemable noncontrolling interest	31	—

Balance, end of period	$457	$426

NOTE 12—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to Internal Revenue Service ("IRS") restrictions. Matching contributions for the ILG plan were approximately $1.8 million, $1.6 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        During the three years ended December 31, 2014, 2013 and 2012, we also had or participated in various benefit plans, principally defined contribution plans, for non-U.S. employees. Our contributions for these plans were approximately $0.3 million in each of 2014, 2013 and 2012.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 46,758 share units were outstanding at December 31, 2014. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

        Effective October 1, 2014, a non-qualified deferred compensation plan (the "DCP") was established to allow certain eligible employees of ILG an option to defer compensation on a tax-deferred basis. The establishment of the DCP was also intended to receive a transfer of deferred compensation liabilities in connection with the acquisition of HVO. Participants in the DCP make an election prior to the first of each year to defer an amount of compensation payable for services to be rendered beginning in the next calendar year, or to receive distributions. Participants are fully vested in all amounts held in their individual accounts. The DCP is fully funded in a Rabbi trust. The Rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi trust are not available for general corporate purposes. Amounts in the Rabbi trust are invested in mutual funds,

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 12—BENEFIT PLANS (Continued)

as selected by participants, which are designated as trading securities and carried at fair value. Subsequent to the acquisition of HVO, there was a net transfer of $10.6 million into the Rabbi trust related to participants acquired with the acquisition. As of December 31, 2014, the fair value of the investments in the Rabbi trust was $11.4 million which is recorded in other non-current assets with the corresponding deferred compensation liability recorded in other long-term liabilities in the consolidated balance sheet. We recorded unrealized gains of $0.7 million in general and administrative expenses related to the investment gains, and a charge to compensation expense related to the increase in deferred compensation liabilities to reflect our exposure of the DCP liability, in the consolidated statement of income for the year ended December 31, 2014.

NOTE 13—STOCK-BASED COMPENSATION

        On May 21, 2013, ILG adopted the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan and stopped granting awards under the ILG 2008 Stock and Annual Incentive Plan ("2008 Incentive Plan"). Both plans provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. Each RSU is subject to service- based vesting, where a specific period of continued employment must pass before an award vests. We grant awards subject to graded vesting (i.e. portions of the award vest at different times during the vesting period) or to cliff vesting (i.e., all awards vest at the end of the vesting period). In addition, certain RSUs are subject to attaining specific performance criteria.

        ILG recognizes non-cash compensation expense for all RSUs held by ILG's employees. For RSUs to be settled in stock, the accounting charge is measured at the grant date as the fair value of ILG common stock and expensed as non- cash compensation over the vesting term using the straight-line basis for service awards and the accelerated basis for performance-based awards with graded vesting. Certain cliff vesting awards contain performance criteria which are tied to anticipated future results of operations in determining the fair value of the award, while other cliff vesting awards with performance criteria are tied to the achievement of certain market conditions. This value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line recognition method. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark-to-market adjustments for changes in the price of the respective common stock, as compensation expense.

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

        Under the ILG 2013 Stock and Incentive Compensation Plan, the maximum aggregate number of shares of common stock reserved for issuance as of adoption is 4.1 million shares, less one share for

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 13—STOCK-BASED COMPENSATION (Continued)

every share granted under any prior plan after December 31, 2012. As of December 31, 2014, ILG has 2.8 million shares available for future issuance under the 2013 Stock and Incentive Compensation Plan.

        During the first quarter of 2014, 2013 and 2012, the Compensation Committee granted approximately 390,000, 657,000 and 586,000 RSUs, respectively, vesting over three to four years, to certain officers and employees of ILG and its subsidiaries. Of the RSUs granted in 2014, 2013 and 2012, approximately 116,000, 300,000 and 130,000 cliff vest in three years and approximately 84,000, 58,000 and 73,000 of these RSUs, respectively, are subject to performance criteria that could result between 0% and 200% of these awards being earned either based on defined Adjusted EBITDA or relative total shareholder return targets over the respective performance period, as specified in the award document.

        For the 2014, 2013 and 2012 RSUs subject to relative total shareholder return performance criteria, the number of RSUs that may ultimately be awarded depends on whether the market condition is achieved. We used a Monte Carlo simulation analysis to estimate a per unit grant date fair value for these performance based RSUs of $36.90 for 2014, $29.61 for 2013 and $17.34 for 2012. This analysis estimates the total shareholder return ranking of ILG as of the grant date relative to two peer groups approved by the Compensation Committee, over the remaining performance period. The expected volatility of ILG's common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.

        Non-cash compensation expense related to RSUs for the years ended December 31, 2014, 2013 and 2012 was $11.4 million, $10.4 million and $10.9 million, respectively. At December 31, 2014, there was approximately $18.8 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 2.0 years.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 13—STOCK-BASED COMPENSATION (Continued)

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of sales	$724	$686	$639
Selling and marketing expense	1,392	1,193	1,034
General and administrative expense	9,247	8,549	9,258

Non-cash compensation expense before income taxes	11,363	10,428	10,931
Income tax benefit	(4,330)	(3,960)	(4,222)

Non-cash compensation expense after income taxes	$7,033	$6,468	$6,709

        The following table summarizes RSU activity during the years ended December 31, 2012, 2013 and 2014:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at December 31, 2011	2,098	$12.22
Granted	679	13.72
Vested	(1,156)	11.49
Forfeited	(52)	13.72

Non-vested RSUs at December 31, 2012	1,569	13.29
Granted	713	20.83
Vested	(766)	12.16
Forfeited	(21)	17.85

Non-vested RSUs at December 31, 2013	1,495	17.33
Granted	726	23.99
Vested	(468)	16.27
Forfeited	(59)	24.01

Non-vested RSUs at December 31, 2014	1,694	$20.23

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 14—INCOME TAXES

        U.S. and foreign earnings from continuing operations before income taxes and noncontrolling interest are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S.	$100,265	$112,620	$55,464
Foreign	26,734	14,574	9,497

Total	$126,999	$127,194	$64,961

        The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current income tax provision
Federal	$28,671	$38,832	$12,016
State	5,400	3,808	2,931
Foreign	3,831	4,341	2,798

Current income tax provision	37,902	46,981	17,745

Deferred income tax provision (benefit)
Federal	3,609	(506)	3,972
State	914	(1,759)	1,901
Foreign	2,626	696	634

Deferred income tax provision (benefit)	7,149	(1,569)	6,507

Income tax provision	$45,051	$45,412	$24,252

        ILG records a deferred tax asset, or future tax benefit, based on the amount of non-cash compensation expense recognized in the financial statements for stock-based awards. For income tax purposes, ILG receives a tax deduction equal to the stock price on the vesting date of the stock-based awards. Upon vesting of these awards, the deferred tax assets are reversed, and the difference between the deferred tax asset and the realized income tax benefit creates an excess tax benefit or deficiency that increases or decreases the additional paid-in-capital pool ("APIC pool"). If the amount of future tax deficiencies is greater than the available APIC pool, ILG will record the deficiencies in excess of the APIC pool as income tax expense in its consolidated statements of operations. During 2014, 2013, and 2012 net excess tax benefits associated with stock-based awards of approximately $1.9 million, $2.9 million and $2.6 million, respectively, were recorded as amounts credited to APIC.

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below (in

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 14—INCOME TAXES (Continued)

thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2014	2013
Deferred tax assets:
Deferred revenue	$34,278	$40,607
Provision for accrued expenses	5,666	4,539
Non-cash compensation	6,552	5,123
Net operating loss and tax credit carryforwards	1,534	675
Other	916	1,737

Total deferred tax assets	48,946	52,681
Less valuation allowance	(234)	(666)

Net deferred tax assets	48,712	52,015

Deferred tax liabilities:
Intangible and other assets	(102,594)	(103,986)
Deferred membership costs	(6,951)	(7,679)
Property and equipment	(10,270)	(8,297)
Investments in unconsolidated entities	(2,594)	—
Installment sales of vacation ownership interests	(1,054)	—
Other	(1,565)	(972)

Total deferred tax liabilities	(125,028)	(120,934)

Net deferred tax liability	$(76,316)	$(68,919)

        At December 31, 2014 and 2013, ILG had foreign NOLs of approximately $7.2 million and $2.0 million, respectively, available to offset future income, virtually all of which can be carried forward indefinitely. The increase in foreign NOLs is primarily attributable to certain new financial reporting standards adopted for foreign statutory purposes in 2014.

        A valuation allowance for deferred tax assets is provided when it is more likely than not that certain deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the history of taxable income in recent years, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies to make this assessment. During 2014, the valuation allowance decreased primarily due to the liquidation of one of ILG's foreign subsidiaries and its related deferred tax asset and valuation allowance for NOL carryforwards that were ultimately not utilized. At December 31, 2014, ILG had a valuation allowance of approximately $0.2 million related to the portion of foreign NOL carryforwards for which, more likely than not, the tax benefit will not be realized.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 14—INCOME TAXES (Continued)

        A reconciliation of total income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes and noncontrolling interest is shown as follows (in thousands, except percentages):

	Year Ended December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Income tax provision at the federal statutory rate of 35%	$44,450	35.0	$44,518	35.0	$22,736	35.0
State income taxes, net of effect of federal tax benefit	4,104	3.2	1,332	1.1	3,141	4.8
Foreign income taxed at a different statutory tax rate	(3,048)	(2.4)	(1,240)	(1.0)	(745)	(1.2)
U.S. tax consequences of foreign operations	(47)	(0.0)	181	0.1	(291)	(0.4)
Other, net	(408)	(0.3)	621	0.5	(589)	(0.9)

Income tax provision	$45,051	35.5	$45,412	35.7	$24,252	37.3

        In accordance with ASC 740, no federal and state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $80.5 million at December 31, 2014. If, in the future, these earnings are repatriated to the U.S., or if ILG determines such earnings will be repatriated to the U.S. in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

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

	(In thousands)
	2014	2013	2012
Balance at beginning of year	$509	$662	$870
Additions for tax positions of prior years	33	1,167	37
Reductions for tax positions of prior years	—	(1,150)	—
Settlements	—	—	(97)
Expiration of applicable statute of limitations	(285)	(170)	(148)

Balance at end of year	$257	$509	$662

        As of December 31, 2014, 2013 and 2012, ILG had unrecognized tax benefits of $0.3 million, $0.5 million and $0.7 million, respectively, which if recognized, would favorably affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2014, 2013 and 2012 are $0.1 million, $0.2 million and $0.4 million, respectively, of unrecognized tax benefits related to the acquisition of TPI. In connection with our acquisition of TPI, the former shareholders have agreed to

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 14—INCOME TAXES (Continued)

indemnify us for all tax liabilities and related interest and penalties for the pre- acquisition period. The net decrease of $0.2 million in 2014 in unrecognized tax benefits is primarily attributable to the decrease in unrecognized tax benefits associated with the expiration of the statute of limitations related to foreign taxes and certain tax credits, partly offset by other income tax items. The net decrease of $0.2 million in 2013 in unrecognized tax benefits is due principally to a decrease in foreign taxes as a result of the expiration of the statute of limitations partly offset by other income tax items. Additionally, during the first quarter of 2013, the unrecognized tax benefits increased by approximately $1.1 million related to state income tax items. During the fourth quarter of 2013, we received a favorable binding technical advisement issued by a state taxing authority on state income tax items, which allowed us to decrease our unrecognized tax benefits by the $1.1 million. The net decrease of $0.2 million in 2012 in unrecognized tax benefits is due principally to both a decrease in foreign taxes as a result of the expiration of the statute of limitations and settlements with taxing authorities related primarily to certain tax credits, partly offset by other income tax items.

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest during 2014, 2013, and 2012. During these periods, interest and penalties decreased by approximately $0.1 million, $0.2 million and $0.2 million, respectively, as a result of the expiration of the statute of limitations related to foreign taxes. At December 31, 2014, 2013 and 2012, ILG has accrued $0.3 million, $0.4 million and $0.6 million, respectively, for the payment of interest and, if applicable, penalties.

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

        The statute of limitations for IAC's federal consolidated tax returns for the years 2001 through 2009, which includes our operations from September 24, 2002, our date of acquisition by IAC, until the spin-off in August 2008, expired on July 1, 2014. Various IAC consolidated tax returns that include our operations, filed with state and local jurisdictions, are currently under examination for various tax years beginning with 2006. The IRS is also currently examining ILG's federal consolidated tax return for the period ended December 31, 2012. As of December 31, 2014, no other open tax years are under examination by the IRS or any material state and local jurisdictions.

        During 2013, the U.K. Finance Act of 2013 was enacted, which further reduced the U.K. corporate income tax rate to 21%, effective April 1, 2014 and 20%, effective April 1, 2015. The impact of the U.K. rate reduction to 21% and 20%, which reduced our U.K. net deferred tax asset and increased

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 14—INCOME TAXES (Continued)

income tax expense, was reflected in the 2013 reporting period. The change in the corporate tax rate initially negatively impacted income tax expense as the future benefit expected to be realized from our U.K. net deferred tax assets decreased; however, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

NOTE 15—SEGMENT INFORMATION

Segment Information

        Pursuant to FASB guidance as codified in ASC 280, an operating segment is a component of a public entity (1) that engages in business activities that may earn revenues and incur expenses; (2) for which operating results are regularly reviewed by the entity's chief operating decision maker to make decisions about resources to be allocated to the segments and assess its performance; and (3) for which discrete financial information is available. We also considered how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered. In the fourth quarter of 2014, as a result of the acquisition of HVO, ILG reorganized its management reporting structure resulting in the following operating and reportable segments: Exchange and Rental, and Vacation Ownership.

        Our Exchange and Rental segment offers access to vacation accommodations and other travel-related transactions and services to leisure travelers, by providing vacation exchange services and vacation rental, working with resort developers and managing vacation properties. Our Vacation Ownership segment engages in the management, sales, marketing, financing, and development of vacation ownership interests and related services to owners and associations.

        ILG provides certain corporate functions that benefit the organization as whole. Such corporate functions include corporate services relating to oversight, accounting, legal, treasury, tax, internal audit, human resources, and certain IT functions. Historically most of these costs have been borne by the Interval business. Beginning in the fourth quarter of 2014, costs relating to such corporate functions that are not directly cross-charged to individual businesses are being allocated to our two operating and reportable segments based on a pre-determined measure of profitability relative to total ILG. All such allocations relate only to general and administrative expenses. The consolidated statements of income are not impacted by this cross-segment allocation. Consequently, for comparative purposes, we have recasted our segment results for 2014, 2013 and 2012 to include such corporate allocations.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 15—SEGMENT INFORMATION (Continued)

        Information on reportable segments and reconciliation to consolidated operating income is presented below. Prior period segment financial information presented has been recast to reflect the reorganized reporting structure (in thousands):

	Year Ended December 31,
	2014	2013	2012
Exchange and Rental
Membership revenue	$352,513	$365,007	$357,732
Rental management revenue	48,148	29,956	27,075
Pass-through revenues	82,729	47,426	43,986

Total revenues	483,390	442,389	428,793
Cost of sales	183,868	145,562	141,153

Gross profit	299,522	296,827	287,640
Selling and marketing expense	58,020	53,100	53,120
General and administrative expense	102,796	93,903	93,237
Amortization expense of intangibles	7,058	5,126	20,444
Depreciation expense	14,683	14,134	13,185

Segment operating income	$116,965	$130,564	$107,654

	Year Ended December 31,
	2014	2013	2012
Vacation Ownership
Management fee revenue	$92,017	$41,595	$27,871
Vacation ownership sales and financing revenue	9,478	—	—
Pass-through revenue	29,488	17,231	16,675

Total revenue	130,983	58,826	44,546
Cost of sales	80,613	33,948	27,106

Gross profit	50,370	24,878	17,440
Selling and marketing expense	3,595	622	439
General and administrative expense	30,374	18,671	12,033
Amortization expense of intangibles	5,243	3,007	2,597
Depreciation expense	1,029	397	244

Segment operating income	$10,129	$2,181	$2,127

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 15—SEGMENT INFORMATION (Continued)

	Year Ended December 31,
	2014	2013	2012
Consolidated
Revenue	$614,373	$501,215	$473,339
Cost of sales	264,481	179,510	168,259

Gross profit	349,892	321,705	305,080
Direct segment operating expenses	222,798	188,960	195,299

Operating income	$127,094	$132,745	$109,781

        Selected financial information by reportable segment is presented below (in thousands):

	December 31,
	2014	2013
Total Assets:
Exchange and Rental	$931,698	$732,161
Vacation Ownership	395,921	292,458

Total	$1,327,619	$1,024,619

	Year Ended December 31,
	2014	2013	2012
Capital expenditures
Exchange and Rental	$18,008	$14,361	$14,491
Vacation Ownership	1,079	339	549

Total	$19,087	$14,700	$15,040

Geographic Information

        We conduct operations through offices in the U.S. and 15 other countries. For the years ended December 31, 2014, 2013 and 2012 revenue is sourced from over 100 countries worldwide. Other than the United States and Europe, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the years ended December 31, 2014, 2013 and 2012.

        Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented in the table below (in thousands). Amounts in the proceeding table representing

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 15—SEGMENT INFORMATION (Continued)

revenue sourced from the United States and Europe versus all other countries for the year ended December 31, 2012 have been reclassified to conform to current period presentation.

	Year Ended December 31,
	2014	2013	2012
Revenue:
United States	$483,007	$404,886	$385,973
Europe	73,119	34,306	26,715
All other countries(1)	58,247	62,023	60,651

Total	$614,373	$501,215	$473,339

(1)
Includes countries within the following continents: Africa, Asia, Australia, North America and South America.

	December 31,
	2014	2013
Long-lived assets (excluding goodwill and intangible assets):
United States	$81,291	$53,056
Europe	4,884	5,812
All other countries	426	688

Total	$86,601	$59,556

NOTE 16—COMMITMENTS AND CONTINGENCIES

        In the ordinary course of business, ILG is a party to various legal proceedings. ILG establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. ILG does not establish reserves for identified legal matters when ILG believes that the likelihood of an unfavorable outcome is not probable. Although management currently believes that an unfavorable resolution of claims against ILG, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of ILG, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. ILG also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 14 for a discussion of income tax contingencies.

Lease Commitments

        ILG leases office space, computers and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. We account for leases under ASC Topic 840, "Leases" ("ASC 840").

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2015	$14,308
2016	12,684
2017	9,527
2018	7,868
2019	6,728
Thereafter through 2021	9,833

Total	$60,948

        Expense charged to operations under these agreements was $12.7 million, $11.1 million and $10.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

        Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. The following table summarizes these items, on an undiscounted basis, at December 31, 2014 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

Years Ending December 31,	Total	2015	2016	2017	2018	2019	Thereafter
	(Dollars in thousands)
Debt principal	$488,000	$—	$—	$—	$—	$488,000	$—
Debt interest (projected)	42,583	9,970	9,997	9,969	9,970	2,677	—
Guarantees, surety bonds, and letters of credit	65,315	57,473	4,661	1,353	1,148	596	84
Purchase obligations	80,044	19,609	11,626	19,717	7,772	7,320	14,000

Total commitments	$675,942	$87,052	$26,284	$31,039	$18,890	$498,593	$14,084

        At December 31, 2014, guarantees, surety bonds and letters of credit totaled $65.3 million, with the highest annual amount of $57.5 million occurring in year one. The total includes a guarantee by us of up to $36.7 million of the construction loan for the Maui project. The total also includes maximum exposure under guarantees of $17.9 million which primarily relates to our Exchange and Rental segment's rental management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the segment's management activities that are entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other party. In addition, certain of our rental management agreements provide that owners receive specified percentages of the rental revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retain the balance (if any) as its fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of December 31, 2014, future amounts are not expected to be significant either individually or in the aggregate.

        Additionally, as of December 31, 2014, our letters of credit totaled $8.3 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letter of credits provide alternate assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

        The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of December 31, 2014, amounts pending reimbursements are not significant.

European Union Value Added Tax Matter

        In 2009, the European Court of Justice issued a judgment related to Value Added Tax ("VAT") in Europe against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and altered the manner in which the Exchange and Rental segment accounts for VAT on its revenues as well as to which EU country VAT is owed.

        As of December 31, 2014 and December 31, 2013, ILG had an accrual of $2.3 million and $2.9 million, respectively, representing accrued VAT liabilities, net of any VAT reclaim refund receivable related to this matter. The net change of $0.6 million in the accrual from December 31, 2013 primarily relates to a decrease in the change in estimate primarily to update the periods for which the accrued VAT liabilities are due, as well as the effect of foreign currency remeasurements. Changes in estimates resulted in favorable adjustments of $0.7 million, $1.1 million and $1.2 million to our consolidated statements of income for the years ended December 31, 2014, 2013 and 2012, respectively.

        Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities as of December 31, 2014 may range from $2.3 million up to approximately $3.5 million based on quarter-end exchange rates. ILG believes that the $2.3 million accrual at December 31, 2014 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Non-cash financing activity:
Issuance of noncontrolling interest in connection with an acquisition	$—	$31,347	$—
Cash paid during the period for:
Interest, net of amounts capitalized	$6,376	$5,358	$31,363
Income taxes, net of refunds	$48,309	$42,750	$25,693

NOTE 18—RELATED PARTY TRANSACTIONS

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

CLC World Resorts and Hotels

        Effective November 4, 2013, CLC became a related party of ILG when VRI Europe Limited, a subsidiary of ILG, purchased CLC's European shared ownership resort management business and, in connection with this purchase, issued to CLC a noncontrolling interest in VRI Europe. As part of this arrangement, VRI Europe and CLC entered into a shared services arrangement whereby each party provides certain services to one another at an agreed upon cost. VRI Europe's corresponding income and expense resulting from this shared services arrangement is recorded on a straight-line basis

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 18—RELATED PARTY TRANSACTIONS (Continued)

throughout the year. Additionally, we have an ongoing business relationship with CLC as part of their Interval Network affiliation.

        During the year ended December 31, 2014, VRI Europe recorded $0.7 million and $3.1 million of income and expense, respectively, in shared services with CLC, which is included within our Vacation Ownership segment. Additionally, we recorded $0.6 million of Exchange and Rental revenue in 2014 related to membership enrollments and sales of marketing materials. As of December 31, 2014, we had a trade payable of $0.1 million due to CLC, and a receivable of $0.5 million due from CLC.

        During the year ended December 31, 2013, VRI Europe recorded $0.1 million and $0.5 million of income and expense, respectively, in shared services with CLC, which is included within our Vacation Ownership segment. Additionally, we recorded $0.7 million of Exchange and Rental revenue in 2013 related to membership enrollments and sales of marketing materials. As of December 31, 2013, we had a trade payable of $0.6 million due to CLC, and a receivable of $1.8 million due from CLC.

        As of December 31, 2014, we have a loan of $15.1 million due from CLC. The loan is secured and matures five years subsequent to the funding date with interest payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion, which would allow for settlement of the loan in CLC's shares of VRI Europe for contractually determined equivalent value. The funding of this loan was in October 2014. We recorded interest income of $0.2 million in the consolidated statement of income for the year ended December 31, 2014.

Royal Caribbean Cruises

        Royal Caribbean Cruises Ltd. ("RCCL") is a related party of ILG as one of our board members is currently employed at RCCL. Through the travel services we offer, we sell RCCL cruises at either net or published fares. We recognize revenue for such transactions on a net basis. During each of the years ended December 31, 2014 and 2013, we recorded revenue of $0.9 million for such RCCL cruises sold to Interval members and others. As of December 31, 2014 and 2013, we had a trade payable of $1.7 million and $1.4 million, respectively, due to RCCL, relating to net fare transactions, and as of each of the respective year ends, a receivable of $0.1million, for commissions due from RCCL, relating to sales transactions at published fares.

Maui Timeshare Venture and Host Hotels and Resorts

        In connection with the acquisition of HVO in October of 2014, we acquired a noncontrolling ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a vacation ownership resort in the state of Hawaii. Host Hotels and Resorts Inc. controls the majority ownership interest in this joint venture. Consequently, we've determined both entities represent related parties of ILG.

        During the year ended December 31, 2014, we recorded revenue of $9.9 million from this joint venture related primarily to resort management and vacation ownership sales and marketing services performed on behalf of the joint venture pursuant to contractual arrangements at market rates. As of December 31, 2014, we had a trade payable of $2.0 million due to the joint venture and a receivable of $1.5 million owed from the joint venture.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

NOTE 19—QUARTERLY RESULTS (UNAUDITED)

        Revenue at ILG is influenced by the seasonal nature of travel. The vacation exchange business generally recognize exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. The vacation rental business recognize rental revenue based on occupancy, with the first and third quarters generally generating higher revenue and the second and fourth quarters generally generating lower revenue. The timeshare management part of this business does not experience significant seasonality.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except for share data)
2014
Revenue	$157,041	$143,528	$146,683	$167,121
Gross profit	93,191	83,767	87,688	85,246
Operating income	40,425	31,937	34,905	19,827
Net income attributable to common stockholders	23,175	18,360	21,295	15,560
Earnings per share attributable to common stockholders(1):
Basic	0.41	0.32	0.37	0.27
Diluted	0.41	0.32	0.37	0.27
2013
Revenue(2)	$134,881	$124,983	$119,156	$122,195
Gross profit	88,505	81,562	77,165	74,473
Operating income	42,789	33,471	31,378	25,107
Net income attributable to common stockholders	25,004	20,570	17,101	18,542
Earnings per share attributable to common stockholders(1):
Basic	0.44	0.36	0.30	0.32
Diluted	0.44	0.36	0.29	0.32

(1)
For the years ended December 31, 2014 and 2013, per share amounts for the quarters may not add to the annual amount because of rounding and differences in the average common shares outstanding during each period.

(2)
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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the "2013 framework"). In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2014, our internal control over financial reporting is effective based on the criteria established in the 2013 framework. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of our Hyatt Vacation Ownership business acquired in October 2014. This business is included in our 2014 consolidated financial statements and constituted $281.2 million and $227.8 million of total and net assets, respectively, as of December 31, 2014 and $29.4 million and $2.2 million of revenue and net income, respectively, for the year then ended.

        The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their attestation report, included herein.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Interval Leisure Group, Inc. and subsidiaries

        We have audited Interval Leisure Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Interval Leisure Group, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Hyatt Vacation Ownership business which is included in the 2014 consolidated financial statements of Interval Leisure Group, Inc. and subsidiaries and constituted $281.2 million and $227.8 million of total and net assets, respectively, as of December 31, 2014 and $29.4 million and $2.2 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Interval Leisure Group, Inc. and subsidiaries also did not include an evaluation of the internal control over the Hyatt Vacation Ownership business.

        In our opinion, Interval Leisure Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interval Leisure Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Interval Leisure Group, Inc. and subsidiaries and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Certified Public Accountants

Miami, Florida
February 27, 2015

Item 9B.    Other Information.

        None.

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to ILG's definitive Proxy Statement to be used in connection with its 2015 Annual Meeting of Stockholders, or the 2015 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to directors of ILG and the compliance of our directors and executive officers with Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2015 Proxy Statement and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the section entitled "Corporate Governance" in the 2015 Proxy Statement and is incorporated herein by reference. We have included information regarding our executive officers and our Code of Ethics below.

Item 11.    Executive Compensation.

        The information required by Item 402 of Regulation S-K is set forth in the sections entitled "Executive Compensation," "Compensation Discussion and Analysis" and "Director Compensation" in the 2015 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K is set forth in the sections entitled: "Committees of the Board of Directors," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," respectively, in the 2015 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information regarding ownership of ILG common stock, and securities authorized for issuance under ILG's equity compensation plans, is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information regarding certain relationships and related transactions with ILG and director independence is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information regarding the fees and services of ILG's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to ILG by such firm is set forth in the section entitled "Independent Registered Public Accountants' Fees" in the 2015 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

        The following information about ILG's executive officers and certain other key personnel is as of February 25, 2015.

        Craig M. Nash, age 61, has served as President and Chief Executive Officer of ILG since May 2008 and as Chairman of the Board of ILG since August 2008 and served as President of Interval from August 1989 until September 2014. Prior to assuming this role, Mr. Nash served in a series of increasingly significant roles with Interval, including as General Counsel. Mr. Nash joined Interval in 1982. Mr. Nash serves on the Board of Directors of the American Resort Development Association and is also a member of its Executive Committee.

        Jeanette E. Marbert, age 58, has served as Chief Operating Officer of ILG since August 2008 and as Executive Vice President since June 2009. She has served in such capacity for Interval since June 1999. Prior to her tenure as Chief Operating Officer, Ms. Marbert served as General Counsel of Interval from 1994 to 1999. Ms. Marbert joined Interval in 1984.

        William L. Harvey, age 58, has served as Chief Financial Officer of ILG since August 2008 and as Executive Vice President since June 2009. Prior to joining ILG in June 2008, Mr. Harvey served as the Chief Financial Officer for TrialGraphix, Inc., a Miami-based litigation support firm from August 2006 through November 2007. Between June 2003 and July 2006, Mr. Harvey served as a Vice President at LNR Property Corporation, a Miami-based diversified real estate and finance company, managing various financial and accounting units. From September 1992 through February 2003, Mr. Harvey served as the Executive Vice President and Chief Financial Officer of Pan Am International Flight Academy, Inc., a private provider of flight training services. Mr. Harvey is a registered CPA who began his professional career at Deloitte & Touche and was a partner in their Miami office prior to September 1992. Prior to June 2014, Mr. Harvey was a member of the Board of Directors of Summit Financial Services Group, Inc. and chair of the audit committee.

        Victoria J. Kincke, age 59, has served as Secretary of ILG since May 2008 and as Senior Vice President and General Counsel of ILG since August 2008 and has served as Senior Vice President and General Counsel of Interval since May 2005. Prior to this time, Ms. Kincke served as General Counsel of Interval from July 1999. Ms. Kincke joined Interval in 1997.

        John A. Galea, age 59, has served as Chief Accounting Officer of ILG since August 2008 and as Senior Vice President and Treasurer of ILG since June 2009. He has served as Chief Financial Officer for Interval since October 2006. Prior to this appointment, Mr. Galea served as Interval's Vice President and Chief Accounting Officer from January 2004. Mr. Galea joined Interval in 2000 as its Vice President, Accounting and Corporate Controller.

        David C. Gilbert, age 60, has served as President of Interval International since September 2014. Mr. Gilbert originally joined Interval in 1987 and was most recently Executive Vice President of Resort Sales and Marketing. Mr. Gilbert is a trustee of ARDA, the ARDA International Foundation, and the Caribbean Hotel and Tourism Association Education Foundation.

        John Burlingame, age 59, has served as President of the Hyatt Vacation Ownership business since its acquisition in October 2014. Mr. Burlingame served as the Global Head-Residential Development for Hyatt Hotels Corporation until October 2014. Mr. Burlingame has served on the board of directors of the American Resort Development Association (ARDA) for over 14 years and was a member of ARDA's Executive Committee for eight years. Mr. Burlingame served as ARDA's Chairman from May 2003 through May 2005. Mr. Burlingame is also a Trustee of the Aquila Three Peaks High Income Fund and the Aquila Three Peaks Opportunity Growth Fund and was a consulting editor for the Handbook of Real Estate Portfolio Management.

        Kelvin M. Bloom, age 55, has served as President of AHR Hospitality Partners, Inc., which owns Aqua and Aston, since December 2013. Mr. Bloom has served as CEO for Aston Hotels & Resorts for 15 years, and also served as President of Aston Hotels and Resorts until March 2014. Prior to joining Aston, Mr. Bloom served as founding President of Castle Resorts & Hotels and Chief Operating Officer of The Castle Group. Mr. Bloom serves on the board of directors of Waikiki Improvement Association and the Hawaii Tourism Authority.

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
List of documents filed as part of this Report:

(1)
Consolidated Financial Statements of ILG

      Report of Independent Registered Public Accounting Firm.

      Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012.

      Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012.

      Consolidated Balance Sheets as of December 31, 2014 and 2013.

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012.

      Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.

      Notes to Consolidated Financial Statements.

  (2)
  Consolidated Financial Statement Schedule of ILG

      Schedule Number II Valuation and Qualifying Accounts.

        All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

  (3)
  Exhibits

        The documents set forth below in the Index of Exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed herewith or incorporated herein by reference to the location indicated.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2015.

INTERVAL LEISURE GROUP, INC.
By:	/s/ CRAIG M. NASH Craig M. Nash Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG M. NASH Craig M. Nash	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2015
/s/ WILLIAM L. HARVEY William L. Harvey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2015
/s/ JOHN A. GALEA John A. Galea	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015
/s/ DAVID FLOWERS David Flowers	Director	February 26, 2015
/s/ VICTORIA L. FREED Victoria L. Freed	Director	February 26, 2015
Gary S. Howard	Director
/s/ LEWIS J. KORMAN Lewis J. Korman	Director	February 26, 2015

Signature	Title	Date

/s/ THOMAS J. KUHN Thomas J. Kuhn	Director	February 26, 2015
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Director	February 26, 2015
/s/ THOMAS P. MURPHY, JR. Thomas P. Murphy, Jr.	Director	February 26, 2015
/s/ AVY H. STEIN Avy H. Stein	Director	February 26, 2015
/s/ JEANETTE E. MARBERT Jeanette E. Marbert	Executive Vice President, Chief Operating Officer and Director	February 26, 2015
/s/ CHAD HOLLINGSWORTH Chad Hollingsworth	Director	February 26, 2015

 INDEX TO EXHIBITS

Exhibit	Description	Incorporated By Reference Location
2.1	Business Transfer Deed, dated August 3, 2013, among CLC Resort Management Limited, Gorvines Limited, VRI Europe Limited and the other parties thereto	ILG's Quarterly Report on Form 10-Q filed on November 5, 2013

2.2	Equity Interest Purchase Agreement, dated May 6, 2014 among Hyatt Corporation, HTS-Aspen, L.L.C., S.O.I. Acquisition Corp. and Interval Leisure Group.	ILG's Quarterly Report on Form 10-Q filed on August 6, 2014

3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	ILG's Current Report on Form 8-K filed on August 25, 2008

3.2	Fourth Amended and Restated By-laws of Interval Leisure Group, Inc.	ILG's Current Report on Form 8-K filed on December 12, 2014.

3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	ILG's Quarterly Report on Form 10-Q filed on August 11, 2009.

4.1	Rights Agreement dated as of June 10, 2009, between Interval Leisure Group, Inc. and the Bank of New York Mellon, as Rights Agent, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C	ILG's Current Report on Form 8-K filed on June 11, 2009.

10.1	Tax Sharing Agreement among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	ILG's Current Report on Form 8-K filed on August 25, 2008.

10.3	Employee Matters Agreement among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	ILG's Current Report on Form 8-K filed on August 25, 2008.

10.4	Spinco Agreement, dated as of May 13, 2008, between IAC/InterActiveCorp, Liberty Media Corporation, LMC Silver King, Inc., Liberty HSN II, Inc., LMC USA VIII, Inc., LMC USA IX, Inc., LMC USA XI, Inc., LMC USA XII, Inc., LMC USA XIII, Inc., LMC USA XIV, Inc., LMC USA XV, Inc., Liberty Tweety, Inc., BDTV Inc., BDTV II Inc., BDTV III Inc., BDTV IV Inc. and Barry Diller	Exhibit 10.1 to IAC/InterActiveCorp's Current Report on Form 8-K (SEC File No. 0-20570) dated May 16, 2008.

Exhibit	Description	Incorporated By Reference Location
10.5	Employment Agreement between Interval Leisure Group, Inc. and Craig M. Nash, dated as of July 31, 2008†	ILG's Registration Statement on Form S-1 (File No. 333-152699).

10.6	Employment Agreement between Interval Leisure Group, Inc. and Jeanette E. Marbert, dated as of July 31, 2008†	ILG's Registration Statement on Form S-1 (File No. 333-152699).

10.7	Severance Agreement between Interval Acquisition Corp. and John A. Galea, dated as of July 31, 2008†	ILG's Registration Statement on Form S-1 (File No. 333-152699).

10.9	Severance Agreement between Interval Acquisition Corp. and Victoria J. Kincke, dated as of July 31, 2008†	ILG's Registration Statement on Form S-1 (File No. 333-152699).

10.10	Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan, as amended†	ILG's Annual Report on Form 10-K filed on March 31, 2009.

10.11	Lease Agreement between Interval International, Inc., as Lessee, and Frank Guilford, Jr., effective November 1, 1999, as amended	ILG's Registration Statement on Form S-1 (File No. 333-152699).

10.12	Deferred Compensation Plan for Non-Employee Directors†	ILG's Registration Statement on Form S-1 (File No. 333-152699).

10.15	Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, among IAC/InterActiveCorp, Interval Leisure Group, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	ILG's Current Report on Form 8-K filed on August 25, 2008.

10.16	Registration Rights Agreement, dated as of August 20, 2008, among Interval Leisure Group, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	ILG's Current Report on Form 8-K filed on August 25, 2008.

10.18	Employment Agreement between Interval Leisure Group, Inc. and William L. Harvey, dated as of August 25, 2008†	ILG's Current Report on Form 8-K filed on August 25, 2008.

10.20	Form of Amendment to Employment Agreement between the Registrant and each of Craig M. Nash, Jeanette E. Marbert and William L. Harvey†	ILG's Current Report on Form 8-K filed on January 5, 2009.

10.21	Form of Terms and Conditions of Annual Vesting Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan†	ILG's Quarterly Report on Form 10-Q filed on May 14, 2009.

Exhibit	Description	Incorporated By Reference Location
10.22	Form of Terms and Conditions of Cliff Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan†	ILG's Quarterly Report on Form 10-Q filed on May 14, 2009.

10.23	Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Craig M. Nash†	ILG's Current Report on Form 8-K filed on June 19, 2009.

10.24	Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Jeanette E. Marbert†	ILG's Current Report on Form 8-K filed on June 19, 2009.

10.25	Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and William L. Harvey†	ILG's Current Report on Form 8-K filed on June 19, 2009.

10.26	Form of Terms and Conditions of Director Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan†	ILG's Quarterly Report on Form 10-Q filed on August 6, 2010.

10.27	Form of Terms and Conditions of Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan.†	ILG's Current Report on Form 8-K filed on March 8, 2011.

10.28	Form of Terms and Conditions of TSR Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan.†	ILG's Annual Report on Form 10-K filed on March 9, 2012.

10.29	Amended and Restated Credit Agreement among Interval Acquisition Corp, as Borrower, Interval Leisure Group, Inc., Certain Subsidiaries of the Borrower, as Guarantors, The Lenders Party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent; Bank of America, N.A., PNC Bank, National Association, and SunTrust Bank, each as a Syndication Agent; Fifth Third Bank, KeyBank National Association, and Union Bank, N.A., each as a Documentation Agent; and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Bookrunners, dated as of June 21, 2012	ILG's Current Report on Form 8-K filed on June 21, 2012.

Exhibit		Description	Incorporated By Reference Location
10.30		Form of Terms and Conditions of Leadership Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan†	ILG's Quarterly Report on Form 10-Q filed on May 7, 2013.

10.31		Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan†	ILG's Registration Statement on Form S-8 filed on May 21, 2013.

10.32		Form of Terms and Conditions of Director Restricted Stock Units under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan†	ILG's Quarterly Report on Form 10-Q filed on August 8, 2013.

10.33	*	Master License Agreement, dated October 1, 2014 between Hyatt Franchising, L.L.C. and S.O.I. Acquisitions Corp.

10.34	*	Employment Agreement between Interval Leisure Group, Inc. and David Gilbert, effective September 1, 2014†

10.35	*	Employment Agreement between Interval Leisure Group, Inc. and John M. Burlingame, effective October 1, 2014†

21.1	*	Subsidiaries of Interval Leisure Group, Inc.

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.3	*	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit		Description	Incorporated By Reference Location
32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.3	**	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Label Linkbase Document

101.PRE	*	XBRL Taxonomy Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

†
Reflects management contracts and management and director compensatory plans

*
Filed Herewith.

**
Furnished Herewith

 Schedule II

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges (Credits) to Earnings	Charges (Credits) to Other Accounts	Deductions(1)	Balance at End of Period
	(In thousands)
2014
Allowance for doubtful accounts on trade receivables	$290	$234	$(297)	$(34)	$193
Allowance for loan losses on mortgages receivable	$—	$347	$—	$—	$347
Deferred tax valuation allowance	$666	$(47)	$(385)	$—	$234
2013
Allowance for doubtful accounts on trade receivables	$409	$63	$(182)	$—	$290
Allowance for loan losses on mortgages receivable	N/A	N/A	N/A	N/A	N/A
Deferred tax valuation allowance	$681	$2	$(17)	—	$666
2012
Allowance for doubtful accounts on trade receivables	$302	$153	$(46)	$—	$409
Allowance for loan losses on mortgages receivable	N/A	N/A	N/A	N/A	N/A
Deferred tax valuation allowance	$682	—	$(1)	—	$681

(1)
Write-off of uncollectible accounts receivable.