Form 10-K/A
period 2014-12-31
Interval Leisure Group, Inc.
filed 2015-03-20
CIK 1434620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-K/A

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 1-34062

INTERVAL LEISURE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2590997 (I.R.S. Employer Identification No.)

6262 Sunset Drive, Miami, FL (Address of Registrant’s principal executive offices)	33143 (Zip Code)

(305) 666-1861

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $856,476,607. As of February 23, 2015, 57,100,820 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2015 (“Original Filing Date”). The sole purpose of this Amendment is to file Exhibit 10.38 and incorporate by reference Exhibits 10.36 and 10.37 which were inadvertently omitted from the Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No changes have been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(3)                                 Exhibits

The documents set forth below in the Index of Exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed herewith or incorporated herein by reference to the location indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2015.

INTERVAL LEISURE GROUP, INC.

By:	/s/ WILLIAM L. HARVEY
William L. Harvey
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description	Incorporated By Reference Location
2.1	Business Transfer Deed, dated August 3, 2013, among CLC Resort Management Limited, Gorvines Limited, VRI Europe Limited and the other parties thereto	ILG’s Quarterly Report on Form 10-Q filed on November 5, 2013
2.2	Equity Interest Purchase Agreement, dated May 6, 2014 among Hyatt Corporation, HTS-Aspen, L.L.C., S.O.I. Acquisition Corp. and Interval Leisure Group.	ILG’s Quarterly Report on Form 10-Q filed on August 6, 2014
3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	ILG’s Current Report on Form 8-K filed on August 25, 2008
3.2	Fourth Amended and Restated By-laws of Interval Leisure Group, Inc.	ILG’s Current Report on Form 8-K filed on December 12, 2014.
3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	ILG’s Quarterly Report on Form 10-Q filed on August 11, 2009.
4.1

Rights Agreement dated as of June 10, 2009, between Interval Leisure Group, Inc. and the Bank of New York Mellon, as Rights Agent, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C

ILG’s Current Report on Form 8-K filed on June 11, 2009.
10.1	Tax Sharing Agreement among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	ILG’s Current Report on Form 8-K filed on August 25, 2008.
10.3	Employee Matters Agreement among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	ILG’s Current Report on Form 8-K filed on August 25, 2008.
10.4

Spinco Agreement, dated as of May 13, 2008, between IAC/InterActiveCorp, Liberty Media Corporation, LMC Silver King, Inc., Liberty HSN II, Inc., LMC USA VIII, Inc., LMC USA IX, Inc., LMC USA XI, Inc., LMC USA XII, Inc., LMC USA XIII, Inc., LMC USA XIV, Inc., LMC USA XV, Inc., Liberty Tweety, Inc., BDTV Inc., BDTV II Inc., BDTV III Inc., BDTV IV Inc. and Barry Diller

Exhibit 10.1 to IAC/InterActiveCorp’s Current Report on Form 8-K (SEC File No. 0-20570) dated May 16, 2008.
10.5	Employment Agreement between Interval Leisure Group, Inc. and Craig M. Nash, dated as of July 31, 2008†	ILG’s Registration Statement on Form S-1 (File No. 333-152699).
10.6	Employment Agreement between Interval Leisure Group, Inc. and Jeanette E. Marbert, dated as of July 31, 2008†	ILG’s Registration Statement on Form S-1 (File No. 333-152699).
10.7	Severance Agreement between Interval Acquisition Corp. and John A. Galea, dated as of July 31, 2008†	ILG’s Registration Statement on Form S-1 (File No. 333-152699).
10.9	Severance Agreement between Interval Acquisition Corp. and Victoria J. Kincke, dated as of July 31, 2008†	ILG’s Registration Statement on Form S-1 (File No. 333-152699).
10.10	Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan, as amended†	ILG’s Annual Report on Form 10-K filed on March 31, 2009.

Exhibit	Description	Incorporated By Reference Location
10.11	Lease Agreement between Interval International, Inc., as Lessee, and Frank Guilford, Jr., effective November 1, 1999, as amended	ILG’s Registration Statement on Form S-1 (File No. 333-152699).
10.12	Deferred Compensation Plan for Non-Employee Directors†	ILG’s Registration Statement on Form S-1 (File No. 333-152699).
10.15	Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, among IAC/InterActiveCorp, Interval Leisure Group, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	ILG’s Current Report on Form 8-K filed on August 25, 2008.
10.16	Registration Rights Agreement, dated as of August 20, 2008, among Interval Leisure Group, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	ILG’s Current Report on Form 8-K filed on August 25, 2008.
10.18	Employment Agreement between Interval Leisure Group, Inc. and William L. Harvey, dated as of August 25, 2008†	ILG’s Current Report on Form 8-K filed on August 25, 2008.
10.20	Form of Amendment to Employment Agreement between the Registrant and each of Craig M. Nash, Jeanette E. Marbert and William L. Harvey†	ILG’s Current Report on Form 8-K filed on January 5, 2009.
10.21	Form of Terms and Conditions of Annual Vesting Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan†	ILG’s Quarterly Report on Form 10-Q filed on May 14, 2009.
10.22	Form of Terms and Conditions of Cliff Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan†	ILG’s Quarterly Report on Form 10-Q filed on May 14, 2009.
10.23	Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Craig M. Nash†	ILG’s Current Report on Form 8-K filed on June 19, 2009.
10.24	Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Jeanette E. Marbert†	ILG’s Current Report on Form 8-K filed on June 19, 2009.
10.25	Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and William L. Harvey†	ILG’s Current Report on Form 8-K filed on June 19, 2009.
10.26	Form of Terms and Conditions of Director Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan†	ILG’s Quarterly Report on Form 10-Q filed on August 6, 2010.
10.27	Form of Terms and Conditions of Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan.†	ILG’s Current Report on Form 8-K filed on March 8, 2011.
10.28	Form of Terms and Conditions of TSR Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan.†	ILG’s Annual Report on Form 10-K filed on March 9, 2012.

Exhibit	Description	Incorporated By Reference Location
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

ILG’s Current Report on Form 8-K filed on June 21, 2012.
10.30	Form of Terms and Conditions of Leadership Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan†	ILG’s Quarterly Report on Form 10-Q filed on May 7, 2013.
10.31	Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan†	ILG’s Registration Statement on Form S-8 filed on May 21, 2013.
10.32	Form of Terms and Conditions of Director Restricted Stock Units under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan†	ILG’s Quarterly Report on Form 10-Q filed on August 8, 2013.
10.33	Master License Agreement, dated October 1, 2014 between Hyatt Franchising, L.L.C. and S.O.I. Acquisitions Corp.	ILG’s Annual Report on Form 10-K filed on February 27, 2015.

10.34	Employment Agreement between Interval Leisure Group, Inc. and David Gilbert, effective September 1, 2014†	ILG’s Annual Report on Form 10-K filed on February 27, 2015.
10.35	Employment Agreement between Interval Leisure Group, Inc. and John M. Burlingame, effective October 1, 2014†	ILG’s Annual Report on Form 10-K filed on February 27, 2015.
10.36

First Amendment to Credit Agreement and Incremental Revolving Commitment Agreement, dated as of April 8, 2014, among Interval Acquisition Corp., as Borrower; Interval Leisure Group, Inc. and certain subsidiaries of the Borrower as Guarantors, the lenders who are party to the Amendment, and Wells Fargo Bank, National Association, as Administrative Agent for the lender.

ILG’s Current Report on Form 8-K filed on April 8, 2014.

Exhibit	Description	Incorporated By Reference Location
10.37

Second Amendment to Credit Agreement, dated as of November 6, 2014, among Interval Acquisition Corp., as Borrower; Interval Leisure Group, Inc. and certain subsidiaries of the Borrower as Guarantors, the lenders who are party to the Amendment, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders.

ILG’s Current Report on Form 8-K filed on November 7, 2014.

10.38*	Interval Leisure Group, Inc. Deferred Compensation Plan, effective October 1, 2014†
21.1	Subsidiaries of Interval Leisure Group, Inc.	ILG’s Annual Report on Form 10-K filed on February 27, 2015.
23.1	Consent of Independent Registered Public Accounting Firm	ILG’s Annual Report on Form 10-K filed on February 27, 2015.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.3*	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	ILG’s Annual Report on Form 10-K filed on February 27, 2015 (furnished).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	ILG’s Annual Report on Form 10-K filed on February 27, 2015 (furnished).
32.3	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	ILG’s Annual Report on Form 10-K filed on February 27, 2015 (furnished).
101.INS	XBRL Instance Document	ILG’s Annual Report on Form 10-K filed on February 27, 2015.
101.SCH	XBRL Taxonomy Extension Schema Document	ILG’s Annual Report on Form 10-K filed on February 27, 2015.
101.CAL	XBRL Taxonomy Calculation Linkbase Document	ILG’s Annual Report on Form 10-K filed on February 27, 2015.
101.LAB	XBRL Taxonomy Label Linkbase Document	ILG’s Annual Report on Form 10-K filed on February 27, 2015.
101.PRE	XBRL Taxonomy Presentation Linkbase Document	ILG’s Annual Report on Form 10-K filed on February 27, 2015.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	ILG’s Annual Report on Form 10-K filed on February 27, 2015.

†                                         Reflects management contracts and management and director compensatory plans

*                                         Filed Herewith.