Form 10-Q
period 2015-03-31
Interval Leisure Group, Inc.
filed 2015-05-08
CIK 1434620

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 8, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

        As of May 5, 2015, 57,438,971 shares of the registrant's common stock were outstanding.

 PART 1—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$184,552	$157,041
Cost of sales (exclusive of depreciation and amortization shown separately below)	82,357	63,850

Gross profit	102,195	93,191
Selling and marketing expense	18,208	14,570
General and administrative expense	35,895	31,437
Amortization expense of intangibles	3,501	2,966
Depreciation expense	4,269	3,793

Operating income	40,322	40,425
Other income (expense):
Interest income	267	44
Interest expense	(2,753)	(1,324)
Other income (expense), net	921	(136)
Equity in earnings from unconsolidated entities	1,524	—

Total other expense, net	(41)	(1,416)

Earnings before income taxes and noncontrolling interests	40,281	39,009
Income tax provision	(14,492)	(14,315)

Net income	25,789	24,694
Net income attributable to noncontrolling interests	(527)	(979)

Net income attributable to common stockholders	$25,262	$23,715

Earnings per share attributable to common stockholders:
Basic	$0.44	$0.41
Diluted	$0.44	$0.41
Weighted average number of shares of common stock outstanding:
Basic	57,179	57,505
Diluted	57,747	58,078
Dividends declared per share of common stock	$0.12	$0.11

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$25,789	$24,694
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,421)	667

Total comprehensive income, net of tax	18,368	25,361

Less: Net income attributable to noncontrolling interests, net of tax	(527)	(979)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	1,681	(263)

Total comprehensive loss (income) attributable to noncontrolling interests	1,154	(1,242)

Comprehensive income attributable to common stockholders	$19,522	$24,119

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$97,092	$80,493
Restricted cash and cash equivalents	15,183	19,984
Accounts receivable, net of allowance of $340 and $193, respectively	65,405	45,850
Vacation ownership mortgages receivable, net	6,546	7,169
Vacation ownership inventory	52,427	54,061
Deferred income taxes	16,432	16,441
Deferred membership costs	8,843	8,716
Prepaid income taxes	9,632	22,029
Prepaid expenses and other current assets	27,046	30,230

Total current assets	298,606	284,973
Vacation ownership mortgages receivable, net	27,420	29,333
Investments in unconsolidated entities	34,961	33,486
Property and equipment, net	85,300	86,601
Goodwill	561,426	562,250
Intangible assets, net	260,847	268,875
Deferred membership costs	10,752	10,948
Deferred income taxes	91	112
Other non-current assets	50,272	51,041

TOTAL ASSETS	$1,329,675	$1,327,619

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$27,412	$39,082
Deferred revenue	109,895	89,850
Accrued compensation and benefits	32,481	28,891
Member deposits	8,901	8,222
Accrued expenses and other current liabilities	55,259	47,923

Total current liabilities	233,948	213,968
Long-term debt	458,000	488,000
Other long-term liabilities	17,859	18,247
Deferred revenue	94,607	93,730
Deferred income taxes	92,183	92,869

Total liabilities	896,597	906,814

Redeemable noncontrolling interest	697	457
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $0.01 par value; issued 59,798,533 and 59,463,200 shares, respectively	598	595
Treasury stock—2,363,324 shares at cost	(35,034)	(35,034)
Additional paid-in capital	202,823	201,834
Retained earnings	253,889	235,945
Accumulated other comprehensive loss	(25,037)	(19,297)

Total ILG stockholders' equity	397,239	384,043

Noncontrolling interests	35,142	36,305

Total equity	432,381	420,348

TOTAL LIABILITIES AND EQUITY	$1,329,675	$1,327,619

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

(Unaudited)

				Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
		Noncontrolling Interest	Total ILG Stockholders' Equity					Additional Paid-in Capital	Retained Earnings
	Total Equity			Amount	Shares	Amount	Shares
Balance as of December 31, 2014	$420,348	$36,305	$384,043	$595	59,463,200	$(35,034)	2,363,324	$201,834	$235,945	$(19,297)
Net income	25,780	518	25,262	—	—	—	—	—	25,262	—
Other comprehensive loss, net of tax	(7,421)	(1,681)	(5,740)	—	—	—	—	—	—	(5,740)
Non-cash compensation expense	3,522	—	3,522	—	—	—	—	3,522	—	—
Issuance of common stock upon exercise of stock options	89	—	89	—	4,504	—	—	89	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(4,333)	—	(4,333)	3	330,829	—	—	(4,336)	—	—
Change in excess tax benefits from stock-based awards	1,773	—	1,773	—	—	—	—	1,773	—	—
Deferred stock compensation expense	(254)	—	(254)	—	—	—	—	(254)	—	—
Dividends declared on common stock	(6,892)	—	(6,892)	—	—	—	—	195	(7,087)	—
Increase in redemption value of redeemable noncontrolling interest	(231)	—	(231)	—	—	—	—	—	(231)	—

Balance as of March 31, 2015	$432,381	$35,142	$397,239	$598	59,798,533	$(35,034)	2,363,324	$202,823	$253,889	$(25,037)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$25,789	$24,694
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	3,501	2,966
Amortization of debt issuance costs	223	196
Depreciation expense	4,269	3,793
Non-cash compensation expense	3,522	2,847
Non-cash interest income	66	—
Deferred income taxes	(737)	573
Equity in earnings from unconsolidated entities	(1,524)	—
Excess tax benefits from stock-based awards	(1,817)	(1,877)
Loss on disposal of property and equipment	218	10
Changes in operating assets and liabilities:
Accounts receivable	(20,121)	(16,207)
Vacation ownership mortgages receivable	2,121	—
Vacation ownership inventory	1,634	—
Prepaid expenses and other current assets	3,215	568
Prepaid income taxes and income taxes payable	13,914	13,043
Accounts payable and other current liabilities	6,317	(2,827)
Payment of contingent consideration	—	(1,184)
Deferred revenue	22,313	18,537
Other, net	1,802	(11,075)

Net cash provided by operating activities	64,705	34,057

Cash flows from investing activities:
Capital expenditures	(4,804)	(3,101)
Investment in financing receivables	—	(500)
Other	(6)	(7)

Net cash used in investing activities	(4,810)	(3,608)

Cash flows from financing activities:
Payments on revolving credit facility	(30,000)	(5,000)
Payments of debt issuance costs	(180)	—
Dividend payments	(6,892)	(6,350)
Payment of contingent consideration	—	(816)
Withholding taxes on vesting of restricted stock units	(4,333)	(3,700)
Proceeds from the exercise of stock options	63	289
Excess tax benefits from stock-based awards	1,817	1,877

Net cash used in financing activities	(39,525)	(13,700)

Effect of exchange rate changes on cash and cash equivalents	(3,771)	(328)

Net increase in cash and cash equivalents	16,599	16,421
Cash and cash equivalents at beginning of period	80,493	48,462

Cash and cash equivalents at end of period	$97,092	$64,883

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,443	$1,222
Income taxes, net of refunds	$1,279	$699

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Company Overview

        Interval Leisure Group, Inc., or ILG, is a leading global provider of non-traditional lodging, encompassing a portfolio of leisure businesses from exchange and vacation rental to vacation ownership. At the end of 2014, we re-aligned our operating segments to encompass the vacation ownership sales and marketing capabilities with the acquisition of the Hyatt Vacation Ownership business, or HVO, in October 2014. We operate in the following two segments: Exchange and Rental, and Vacation Ownership. Exchange and Rental offers access to vacation accommodations and other travel-related transactions and services to leisure travelers, by providing vacation exchange services and vacation rental, working with resort developers and operating vacation rental properties. Vacation Ownership engages in the management of vacation ownership resorts; sales, marketing, and financing of vacation ownership interests; and related services to owners and associations.

        The Exchange and Rental operating segment consists of Interval International (referred to as Interval), the Hyatt Residence Club (referred to as HRC), the Trading Places International (known as TPI) operated exchange business, Aston Hotels & Resorts, Inc. (referred to as Aston), and Aqua Hospitality LLC and Aqua Hotels and Resorts, Inc. (referred to as Aqua). The Vacation Ownership operating segment consists of VRI Europe, HVO's management and vacation ownership interests (VOI) sales and financing businesses, and the management related lines of business of Vacation Resorts International (known as VRI) and TPI.

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

        The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K.

Seasonality

        Revenue at ILG is influenced by the seasonal nature of travel. Within our Exchange and Rental segment, our vacation exchange businesses recognize exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2014 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the three months ended March 31, 2015.

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

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units ("RSUs") using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 0.9 million stock options and RSUs for the three

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

months ended March 31, 2015 and 0.8 million stock options and RSUs for the three months ended March 31, 2014, as the effect of their inclusion would have been antidilutive to earnings per share.

        In connection with the spin-off, stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. As of March 31, 2015 and 2014, 0.8 million of stock options remained outstanding.

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Basic weighted average shares of common stock outstanding	57,179	57,505
Net effect of common stock equivalents assumed to be vested related to RSUs	565	564
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	3	9

Diluted weighted average shares of common stock outstanding	57,747	58,078

Recent Accounting Pronouncements

        With the exception of those discussed below, there are no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in our 2014 Annual Report on Form 10-K that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

        In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 simplifies presentation of debt issuance costs, requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in the standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. The amortization of such costs are to continue being calculated using the interest method and be reported as interest expense. The ASU is effective for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years). Early adoption is permitted for financial statements that have not been previously issued and will be applied on a retrospective basis. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

        In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"). The amendments in this topic are intended to improve and simplify targeted areas of the consolidation guidance. ASU 2015-02 modifies the method for determining whether limited partnerships and similar legal entities are variable interest entities

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

("VIEs") or voting interest entities. Further, it eliminates the presumption that a general partner should consolidate a limited partnership and impacts the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The ASU is effective for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years). Early adoption is permitted. We are currently assessing the future impact, if any, this new accounting update may have on our consolidated financial statements.

        In January 2015, the FASB issued ASU 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" ("ASU 2015-01"). ASU 2015-01 eliminates from generally accepted accounting principles (GAAP) the concept of extraordinary items as part of the FASB's initiative to reduce complexity in accounting standards (the Simplification Initiative). ASC 225-20 requires a reporting entity to separately classify, present and disclose extraordinary events and transactions if the event or transaction meets both of the following criteria for extraordinary item classification: unusual nature and infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, a reporting entity is required to segregate the extraordinary item from the results of ordinary operations and show them separately in the income statement, net of tax, after income from continuing operations. Under ASU 2015-01, the concept of an extraordinary item is eliminated from the ASC Master Glossary and replaced with definitions for infrequency of occurrence and unusual nature. The presentation and disclosure guidance in ASC 225-20 for items that are either unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The ASU is effective for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years). A reporting entity may apply the amendments in the ASU prospectively and also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

        In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014- 15")." ASU 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. The ASU is effective for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years), with early adoption permitted. The standard allows for either a full retrospective or modified retrospective transition method. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

        In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period ("ASU 2014-12")." ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under ASU 2014-12. The ASU is effective for fiscal years beginning after December 15, 2015 (and interim periods within that period), with early adoption permitted. In addition, all entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date of the issue) or retrospectively. Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented (i.e., the earliest presented comparative period). We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The FASB and the International Accounting Standards Board ("IASB") initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (i) remove inconsistencies and weaknesses in revenue requirements; (ii) provide a more robust framework for addressing revenue issues; (iii) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (iv) provide more useful information to users of financial statements through improved disclosure requirements; and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB amended the FASB Accounting Standards Codification ("Codification") and created a new Topic 606, Revenue from Contracts with Customers. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry specific guidance throughout the Industry Topics of the Codification. Additionally, ASU 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The ASU is effective for fiscal years beginning after December 15, 2016 (and interim periods within that period); early adoption is not permitted. Given the complexities of this new standard, we are unable to determine, at this time, whether adoption of this standard will have a material impact on our consolidated financial statements.

Adopted Accounting Pronouncements

        In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)" ("ASU 2014-08"). The amendments in ASU 2014-08 change the requirements for reporting and disclosing discontinued operations. Among other items, this new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and "represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results." The standard states

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The ASU is effective for fiscal years beginning after December 15, 2014 (and interim periods within those fiscal years), with early adoption permitted. The adoption of ASU 2014-08 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

        In January 2014, the FASB issued ASU No. 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure" ("ASU 2014-04"). Current US GAAP requires a loan to be reclassified to Other Real Estate Owned ("OREO") upon a troubled debt restructuring that is "in substance a repossession or foreclosure," where the creditor receives "physical possession" of the debtor's assets regardless of whether formal foreclosure proceedings take place. The amendments in ASU 2014-04 clarify when an "in substance a repossession or foreclosure" and "physical possession" has occurred as these terms are not defined in US GAAP, in addition to requiring certain supplementary interim and annual disclosures. The ASU is effective for fiscal years beginning after December 15, 2014 (and interim periods within those fiscal years) and shall be applied prospectively, with early adoption permitted. The adoption of ASU 2014-04 did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        Pursuant to FASB guidance as codified within ASC 350, "Intangibles—Goodwill and Other," goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date.

        As discussed in Note 14, "Segment Information," ILG reorganized its management reporting structure in the fourth quarter of 2014 resulting in the following two operating and reportable segments: Exchange and Rental, and Vacation Ownership. As a result of the change in operating segments, ILG's reporting units were also reorganized. The Exchange and Rental, and Vacation Ownership segments now each contain two reporting units as follows:

OPERATING SEGMENTS
Exchange and Rental	Vacation Ownership
Exchange reporting unit	VO management reporting unit
Rental reporting unit	VO sales and financing reporting unit

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

        As of December 31, 2014, as a result of the reorganization of our management reporting structure and reporting units (see Note 14), we assessed the carrying value of goodwill pursuant to the two-step impairment approach. The first step of the impairment test concluded the carrying value of each reporting unit did not exceed its fair value; consequently, the second step of the impairment test was not necessary and goodwill was not determined to be impaired. As of March 31, 2015, we did not identify any triggering events which required an interim impairment test subsequent to our most recent impairment test on December 31, 2014.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill as of March 31, 2015 and December 31, 2014 (in thousands):

	Balance as of January 1, 2015	Additions	Deductions	Foreign Currency Translation	Goodwill Impairment	Balance as of March 31, 2015
Exchange	$495,748	$—	$—	$—	$—	$495,748
Rental	20,396	—	—	—	—	20,396
VO management	39,160	—	—	(824)	—	38,336
VO sales and financing	6,946	—	—	—	—	6,946

Total	$562,250	$—	$—	$(824)	$—	$561,426

	Balance as of January 1, 2014	Additions	Deductions	Foreign Currency Translation	Goodwill Impairment	Balance as of December 31, 2014
Exchange	$483,462	$12,286	$—	$—	$—	$495,748
Rental	20,396	—	—	—	—	20,396
VO management	36,981	3,307	—	(1,128)	—	39,160
VO sales and financing	—	6,946	—	—	—	6,946

Total	$540,839	$22,539	$—	$(1,128)	$—	$562,250

Other Intangible Assets

        The balance of other intangible assets, net as of March 31, 2015 and December 31, 2014 is as follows (in thousands):

	March 31, 2015	December 31, 2014
Intangible assets with indefinite lives	$127,407	$131,336
Intangible assets with definite lives, net	133,440	137,539

Total intangible assets, net	$260,847	$268,875

        The $3.9 million change in our indefinite-lived intangible assets during the three months ended March 31, 2015 reflects the associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        At March 31, 2015 and December 31, 2014, intangible assets with indefinite lives relate to the following (in thousands):

	March 31, 2015	December 31, 2014
Resort management contracts	$83,491	$87,420
Trade names and trademarks	43,916	43,916

Total	$127,407	$131,336

        At March 31, 2015, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$168,400	$(130,384)	$38,016
Purchase agreements	75,879	(75,562)	317
Resort management contracts	129,179	(39,175)	90,004
Technology	25,076	(25,076)	—
Other	21,798	(16,695)	5,103

Total	$420,332	$(286,892)	$133,440

        At December 31, 2014, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$168,400	$(129,942)	$38,458
Purchase agreements	75,879	(75,443)	436
Resort management contracts	129,864	(36,790)	93,074
Technology	25,076	(25,076)	—
Other	21,815	(16,244)	5,571

Total	$421,034	$(283,495)	$137,539

        In accordance with our policy on the recoverability of long-lived assets, we review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (asset group) may be impaired. For the three months ended March 31, 2015 and the year ended December 31, 2014, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test was not warranted.

        Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $3.5 million and $3.0 million for

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

the three months ended March 31, 2015 and 2014, respectively. Based on March 31, 2015 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in thousands):

Twelve month period ending March 31,
2016	$13,627
2017	12,314
2018	11,200
2019	10,586
2020	10,047
2021 and thereafter	75,666

$133,440

NOTE 4—VACATION OWNERSHIP INVENTORY

        As part of our acquisition of HVO on October 1, 2014, we acquired vacation ownership inventory which primarily consists of unsold vacation ownership intervals that are available for sale in their current form. As of March 31, 2015 and December 31, 2014, vacation ownership inventory is comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Completed unsold vacation ownership interests	$51,800	$53,434
Land held for development	627	627

Total inventory	$52,427	$54,061

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE

        Vacation ownership mortgages receivable is comprised of various mortgage loans related to our financing of vacation ownership interval sales. As part of our acquisition of HVO on October 1, 2014, we acquired an existing portfolio of vacation ownership mortgages receivable. These loans are accounted for using the expected cash flows method of recognizing discount accretion based on the acquired loans' expected cash flows pursuant to ASC 310-30, "Loans acquired with deteriorated credit quality." At acquisition, we recorded these acquired loans at fair value, including a credit discount which is accreted as an adjustment to yield over the loan pools' estimate life. Originated loans as of March 31, 2015 and December 31, 2014 represent vacation ownership mortgages receivable originated by ILG, or more specifically our Vacation Ownership segment, subsequent to the acquisition of HVO on October 1, 2014.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE (Continued)

        Vacation ownership mortgages receivable carrying amounts as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Acquired vacation ownership mortgages receivable at various stated interest rates with varying payment through 2024 (see below)	$30,636	$33,953
Originated vacation ownership mortgages receivable at various stated interest rates with varying payment through 2025 (see below)	4,080	2,896
Less allowance for loan losses on originated loans	(750)	(347)

Net vacation ownership mortgages receivable	$33,966	$36,502

        The fair value of our acquired loans of $37.5 million as of the acquisition date was determined by use of a discounted cash flow approach which calculates a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective loans, while considering anticipated defaults and early repayments determined based on historical experience. Consequently, the fair value of these acquired loans recorded on our consolidated balance sheet as of the acquisition date includes an estimate for future loan losses which is reflected in the historical cost basis for that portfolio. As of March 31, 2015 and December 31, 2014, the contractual outstanding balance of the acquired loans, which represents contractually-owed future principal amounts and accrued interest, was $35.2 million and $38.0 million, respectively.

        The table below presents a roll-forward of the accretable yield (interest income) expected to be earned related to our acquired loans, as well as the amount of non-accretable difference at the end of the period. Nonaccretable difference represents estimated contractually required payments in excess of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the carrying amount of the acquired loans.

Accretable Yield	Three Months Ended March 31, 2015
Balance, beginning of period	$15,406
Accretion	(1,196)
Reclassification between nonaccretable difference	—

Balance, end of period	$14,210

Nonaccretable difference, end of period balance	$8,385

        The accretable yield is accreted into interest income (within consolidated revenue) over the estimated life of the acquired loans using the level yield method. The accretable yield may change in future periods due to changes in the anticipated remaining life of the acquired loans, which may alter the amount of future interest income expected to be collected, and changes in expected future principal and interest cash collections which impacts the nonaccretable difference.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE (Continued)

        Vacation ownership mortgages receivable as of March 31, 2015 are scheduled to mature as follows (in thousands):

	Vacation Ownership Mortgages Receivable
Twelve month period ending March 31,	Acquired loans	Originated loans	Total
2016	$6,079	$220	$6,299
2017	5,635	259	5,894
2018	4,780	293	5,073
2019	3,823	326	4,149
2020	3,491	368	3,859
2021 and thereafter	11,342	2,614	13,956

Total	$35,150	$4,080	$39,230
Less: discount on acquired loans(1)	(4,514)	—	(4,514)
Less: allowance for losses	—	(750)	(750)

Net vacation ownership mortgages receivable	$30,636	$3,330	$33,966

Weighted average stated interest rate at three months ended March 31, 2015	14.0%	14.0%
Range of stated interest rates at three months ended March 31, 2015	12.5% to 17.9%	12.9% to 14.9%

(1)
The difference between the contractual principal amount of acquired loans of $35.2 million and the net carrying amount of $30.6 million as of March 31, 2015 is related to the application of ASC 310-30.

Collectability

        We assess our vacation ownership mortgages receivable portfolio of loans for collectability on an aggregate basis. Estimates of uncollectability pertaining to our originated loans are recorded as provisions in the vacation ownership mortgages receivable allowance for losses. For originated loans, we record an estimate of uncollectability as a reduction of sales of vacation ownership intervals in the accompanying consolidated statements of income at the time revenue is recognized on a vacation ownership interval sale. We evaluate our originated loan portfolio collectively as they are largely homogeneous, smaller-balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgages receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio. As of March 31, 2015, a provision of $0.8 million for uncollectability was

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE (Continued)

recorded to the vacation ownership mortgages receivable allowance for losses related solely to our originated loans.

        Our acquired loans are remeasured based on expected future cash flows which uses an estimated measure of anticipated defaults at period end. We consider the loan loss provision on our originated loans and estimates of defaults used in the remeasurements of our acquired loans to be adequate and based on the economic environment and our assessment of the future collectability of the outstanding loans.

        At March 31, 2015, the weighted average FICO score (based upon the loan balance) for borrowers within our acquired and originated loan pools was 703 and 721 respectively. The average estimated rate for all future defaults for our outstanding pool of loans as of March 31, 2015 was 11.5%.

        On an ongoing basis, we monitor credit quality of our vacation ownership mortgages receivable portfolio based on payment activity as follows:

  •
  Current—The consumer's note is in good standing as payments and reporting are current per the terms contractually stipulated in the agreement.

  •
  Past-due—We consider a vacation ownership mortgage receivable to be past-due based on the contractual terms of each individual financing agreement.

  •
  Non-performing—Vacation ownership mortgages receivable are considered non-performing if interest or principal is more than 120 days past due. All non-performing loans are placed on non-accrual status and we do not resume interest accrual until the receivable becomes contractually current. We apply payments we receive for vacation ownership notes receivable on non-performing status first to interest, then to principal, and any remainder to fees.

        Our aged analysis of past-due vacation ownership mortgages receivable, the gross balance of vacation ownership mortgages receivable greater than 90 days past-due, and the gross balance of vacation ownership mortgage receivables on non-performing status as of March 31, 2015 is as follows (in thousands):

	Vacation Ownership Mortgages Receivable
	Acquired loans	Originated loans	Total
Receivables past due	$1,092	$90	$1,182
Receivables greater than 90 days past due	$179	$—	$179
Receivables on non-performing status	$203	$—	$203

NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES

        Our investments in unconsolidated entities, recorded under the equity method of accounting in accordance with guidance in ASC 323, "Investments—Equity Method and Joint Ventures," primarily consist of an ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a vacation ownership resort in the state of Hawaii. This joint venture was acquired in connection with our acquisition of HVO and our investment was recorded at fair value on the acquisition date. Our equity income from investments in unconsolidated entities, recorded in equity in earnings from unconsolidated entities in the accompanying consolidated statement of income, was $1.5 million for the three months ended March 31, 2015.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES (Continued)

        The ownership percentages and carrying value of our investments in unconsolidated entities as of March 31, 2015 were as follows:

	Ownership Interest	Carrying Value
		(in thousands)
Maui Timeshare Venture, LLC	33.0%	$34,428
Other	25.0% - 43.3%	533

Total		$34,961

NOTE 7—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	March 31, 2015	December 31, 2014
Computer equipment	$21,237	$21,389
Capitalized software (including internally developed software)	100,082	97,561
Land, buildings and leasehold improvements	50,599	50,685
Furniture and other equipment	15,160	16,638
Projects in progress	12,446	10,581

	199,524	196,854
Less: accumulated depreciation and amortization	(114,224)	(110,253)

Total property and equipment, net	$85,300	$86,601

NOTE 8—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	March 31, 2015	December 31, 2014
Revolving credit facility (interest rate of 2.43% at March 31, 2015 and 1.92% at December 31, 2014)	$458,000	$488,000

Total long-term debt	$458,000	$488,000

Credit Facility

        In April 2014, we entered into the first amendment to the June 21, 2012 amended and restated credit agreement (the "Amended Credit Agreement") which increased the revolving credit facility from $500 million to $600 million, extended the maturity of the credit facility to April 8, 2019 and provided for certain other amendments to covenants. The terms related to interest rates and commitment fees

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 8—LONG-TERM DEBT (Continued)

remained unchanged. In November 2014, we entered into a second amendment to the Amended Credit Agreement which primarily provides for a second letter of credit issuer and certain other amendments to covenants. Under this amendment, the financial covenants, interest rates, commitment fees and other significant terms remain unchanged. As of March 31, 2015, there was $458 million outstanding. Any principal amounts outstanding under the revolving credit facility are due at maturity. As of March 31, 2015, the interest rate on the Amended Credit Agreement is based on (at our election) either LIBOR plus a predetermined margin that ranged from 1.25% to 2.25%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranged from 0.25% to 1.25%, in each case based on our consolidated total leverage ratio. As of March 31, 2015, the applicable margin was 2.25% per annum for LIBOR revolving loans and 1.25% per annum for Base Rate loans. As of March 31, 2015, the Amended Credit Agreement has a commitment fee on undrawn amounts that ranged from 0.25% to 0.375% per annum based on our leverage ratio and as of March 31, 2015 the commitment fee was 0.375%. Interest expense for the period ended March 31, 2015 and 2014 was $2.8 million and $1.3 million, respectively, net of negligible capitalized interest relating to internally-developed software.

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

        The Amended Credit Agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined. Additionally, we are required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of March 31, 2015, the maximum consolidated leverage ratio was 3.5x and the minimum consolidated interest coverage ratio was 3.0x. As of March 31, 2015, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 2.68 and 19.46, respectively.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 8—LONG-TERM DEBT (Continued)

Debt Issuance Costs

        In connection with entering into the first amendment in April 2014, we carried over $2.5 million of unamortized debt issuance costs pertaining to our June 2012 Amended Credit Agreement and incurred and deferred an additional $1.7 million of debt issuance costs. As of March 31, 2015, total unamortized debt issuance costs were $3.4 million, net of $2.2 million of accumulated amortization. As of December 31, 2014, total unamortized debt issuance costs were $3.6 million, net of $2.0 million of accumulated amortization. Unamortized debt issuance costs are included in other non-current assets in the accompanying consolidated balance sheets and are amortized to interest expense on a straight-line basis through the maturity date of the Amended Credit Agreement.

Subsequent Events

        On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting estimated offering related expenses, were approximately $343 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. As of March 31, 2015, total unamortized debt issuance costs relating to these senior notes were $0.9 million.

        On April 10, 2015, we entered into a third amendment to the Amended Credit Agreement which changes the leverage-based financial covenant from a maximum consolidated total leverage to EBITDA ratio of 3.5 to 1.0 to a maximum consolidated secured leverage to EBITDA ratio of 3.25 to 1.0. In addition, the amendment adds an incurrence test requiring a maximum consolidated total leverage to EBITDA ratio of 4.5 to 1.0 on a pro forma basis in certain circumstances in which we make acquisitions or investments, incur additional indebtedness or make restricted payments. Also, the amendment added a new pricing level to the pricing grid for when the consolidated total leverage to EBITDA ratio equals or exceeds 3.5 to 1.0. This pricing level is either LIBOR plus 2.5% or the base rate plus 1.5% and requires a commitment fee on undrawn amounts of 0.4% per annum. There were no other material changes under this amendment.

        On May 5, 2015, we entered into a fourth amendment to the Amended Credit Agreement which changes the definition of change of control to remove the provision that certain changes in the composition of the board of directors would constitute a change of control and therefore be a default under the credit agreement. The amendment also includes additional clarifying language regarding provisions that relate to our 5.625% senior notes due in 2023. There were no other material changes under this amendment.

NOTE 9—FAIR VALUE MEASUREMENTS

        In accordance with ASC Topic 820, "Fair Value Measurement," ("ASC 820") the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

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

  Level 1—Observable inputs that reflect quoted prices in active markets

  Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable

  Level 3—Unobservable inputs in which little or no market data exists, therefore requiring the company to develop its own assumptions

Fair Value of Financial Instruments

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the three months ended March 31, 2015. Our financial instruments are detailed in the following table.

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$97,092	$97,092	$80,493	$80,493
Restricted cash and cash equivalents	15,183	15,183	19,984	19,984
Loan receivable	16,144	16,144	15,896	15,896
Vacation ownership mortgages receivable	33,966	34,276	36,502	37,624
Investments in marketable securities	11,678	11,678	11,368	11,368
Total debt	(458,000)	(458,000)	(488,000)	(488,000)

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

        The loan receivable as of March 31, 2015 is presented in our consolidated balance sheet within other non-current assets and pertains to a convertible secured loan to CLC that matures five years subsequent to the funding date with interest payable monthly. The loan was funded in October of 2014. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion. The carrying value of the loan receivable approximates fair value through inputs inherent to the originating value of this loan, such as interest rates and ongoing credit risk accounted for through non-recurring adjustments for estimated credit losses as necessary (Level 2). The stated interest rate on this loan is comparable to market rate. Interest is recognized

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

within our "Interest income" line item in our consolidated statement of income for the three months ended March 31, 2015.

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

        Investments in marketable securities consist of marketable securities (mutual funds) related to a deferred compensation plan that is funded in a Rabbi trust as of March 31, 2015 and classified as other noncurrent assets in the accompanying consolidated balance sheets. This deferred compensation plan was created and funded in connection with the HVO acquisition. Participants in the deferred compensation plan unilaterally determine how their compensation deferrals are invested within the confines of the Rabbi trust which holds the marketable securities. Consequently, management has designated these marketable securities as trading investments, as allowed by applicable accounting guidance, even though there is no intent by ILG to actively buy or sell securities with the objective of generating profits on short-term differences in market prices. These marketable securities are recorded at a fair value of $11.7 million as of March 31, 2015 based on quoted market prices in active markets for identical assets (Level 1). Unrealized trading gains of $0.3 million, and the offsetting employee compensation expense, are included within general and administrative expenses in the accompanying consolidated statement of income for the period ended March 31, 2015. See Note 11 for further discussion in regards to this deferred compensation plan.

        The carrying value of the outstanding balance under our $600 million revolving credit facility approximates fair value as of March 31, 2015 and December 31, 2014 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

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

NOTE 10—EQUITY

        ILG has 300 million authorized shares of common stock, par value of $0.01 per share. At March 31, 2015, there were 59.8 million shares of ILG common stock issued, of which 57.4 million are outstanding with 2.4 million shares held as treasury stock. At December 31, 2014, there were 59.5 million shares of ILG common stock issued, of which 57.1 million were outstanding with 2.4 million shares held as treasury stock.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 10—EQUITY (Continued)

        ILG has 25 million authorized shares of preferred stock, par value of $0.01 per share, none of which are issued or outstanding as of March 31, 2015 and December 31, 2014. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

Dividend Declared

        In February 2015, our Board of Directors declared a quarterly dividend payment of $0.12 per share paid in March 2015 of $6.9 million.

        In May 2015, our Board of Directors declared a $0.12 per share dividend payable June 17, 2015 to shareholders of record on June 3, 2015.

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

Share Repurchase Program

        In February 2015, ILG's Board of Directors increased the remaining share repurchase authorization to a total of $25 million. Acquired shares of our common stock are held as treasury shares carried at cost on our consolidated financial statements. Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

        During the year ended December 31, 2014, we repurchased 0.7 million shares of common stock for $14.1 million, including commissions. As of March 31, 2015, the remaining availability for future repurchases of our common stock was $25.0 million. There were no repurchases of common stock during the three months ended March 31, 2015.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 10—EQUITY (Continued)

Accumulated Other Comprehensive Loss

        Pursuant to final guidance issued by the FASB in February of 2013, entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL, for ILG, including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the three months ended March 31, 2015, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments as disclosed in our accompanying consolidated statements of comprehensive income.

Noncontrolling Interests

Noncontrolling Interest—VRI Europe

        In connection with the VRI Europe transaction on November 4, 2013, CLC was issued a noncontrolling interest in VRI Europe representing 24.5% of the business, which was determined based on the purchase price paid by ILG for its 75.5% ownership interest as of the acquisition date. As of March 31, 2015 and December 31, 2014, this noncontrolling interest amounts to $32.4 million and $33.3 million, respectively, and is presented on our consolidated balance sheets as a component of equity. The change from December 31, 2014 to March 31, 2015 relates to the recognition of the noncontrolling interest holder's proportional share of VRI Europe's earnings and the translation effect on the foreign currency based amount.

        The parties have agreed not to transfer their interests in VRI Europe or CLC's related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG's VRI Europe shares in connection with a sale of the entire CLC resort business subject to minimum returns and a preemptive right by ILG. As of March 31, 2015, there have been no changes in ILG's ownership interest in VRI Europe.

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

MARCH 31, 2015

(Unaudited)

NOTE 10—EQUITY (Continued)

Noncontrolling Interest—Hyatt Vacation Ownership

        In connection with the HVO acquisition on October 1, 2014, ILG assumed a noncontrolling interest in a joint venture entity, which we fully consolidate, formed for the purpose of developing and selling vacation ownership interests. The fair value of the noncontrolling interest of $3.3 million was determined based on the noncontrolling party's ownership interest applied against the fair value allocated to the respective joint venture entity. As of March 31, 2015 and December 31, 2014, this noncontrolling interest amounted to $2.8 million and $3.1 million, respectively, and is presented on our consolidated balance sheets as a component of equity.

NOTE 11—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to Internal Revenue Service ("IRS") restrictions. Matching contributions for the ILG plan were approximately $0.5 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        During the three months ended March 31, 2015 and 2014, we also had or participated in various benefit plans, principally defined contribution plans, for non-U.S. employees. Our contributions for these plans were approximately $0.1 million in each of the three months ended March 31, 2015 and 2014.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 47,926 share units were outstanding at March 31, 2015. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

        Effective October 1, 2014, a non-qualified deferred compensation plan (the "DCP") was established to allow certain eligible employees of ILG an option to defer compensation on a tax-deferred basis. The establishment of the DCP was intended to receive a transfer of deferred compensation liabilities in connection with the acquisition of HVO. Participants in the DCP are currently limited to certain HVO employees. These participants make an election prior to the first of each year to defer an amount of compensation payable for services to be rendered beginning in the next calendar year, or to receive distributions. Participants are fully vested in all amounts held in their individual accounts. The DCP is fully funded in a Rabbi trust. The Rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi trust are not available for general

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 11—BENEFIT PLANS (Continued)

corporate purposes. Amounts in the Rabbi trust are invested in mutual funds, as selected by participants, which are designated as trading securities and carried at fair value. Subsequent to the acquisition of HVO, there was a net transfer of $10.6 million into the Rabbi trust related to participants acquired with the acquisition. As of March 31, 2015, the fair value of the investments in the Rabbi trust was $11.7 million which is recorded in other non-current assets with the corresponding deferred compensation liability recorded in other long-term liabilities in the consolidated balance sheet. We recorded unrealized gains of $0.3 million in general and administrative expense related to the investment gains, and a charge to compensation expense also within general and administrative expense related to the increase in deferred compensation liabilities to reflect the DCP liability, in the consolidated statement of income for the three months ended March 31, 2015.

NOTE 12—STOCK-BASED COMPENSATION

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 12—STOCK-BASED COMPENSATION (Continued)

        Under the ILG 2013 Stock and Incentive Compensation Plan, the maximum aggregate number of shares of common stock reserved for issuance as of adoption is 4.1 million shares, less one share for every share granted under any prior plan after December 31, 2012. As of March 31, 2015, ILG has 2.5 million shares available for future issuance under the 2013 Stock and Incentive Compensation Plan.

        During the first quarter of 2015 and 2014, the Compensation Committee granted approximately 423,000 and 390,000 RSUs, respectively, vesting over three to five years, to certain officers and employees of ILG and its subsidiaries. Of these RSUs granted in 2015 and 2014, approximately 105,000 and 116,000 cliff vest in three to five years and approximately 54,000 and 84,000 of these RSUs, respectively, are subject to performance criteria that could result between 0% and 200% of these awards being earned either based on defined adjusted EBITDA or relative total shareholder return targets over the respective performance period, as specified in the award document.

        For the 2015 and 2014 RSUs subject to relative total shareholder return performance criteria, the number of RSUs that may ultimately be awarded depends on whether the market condition is achieved. We used a Monte Carlo simulation analysis to estimate a per unit grant date fair value of $40.71 for 2015 and $36.90 for 2014 for these performance based RSUs. This analysis estimates the total shareholder return ranking of ILG as of the grant date relative to two peer groups approved by the Compensation Committee, over the remaining performance period. The expected volatility of ILG's common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.

        Non-cash compensation expense related to RSUs for the three months ended March 31, 2015 and 2014 was $3.5 million and $2.8 million, respectively. At March 31, 2015, there was approximately $26.6 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 2.2 years.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 12—STOCK-BASED COMPENSATION (Continued)

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of sales	$230	$210
Selling and marketing expense	473	363
General and administrative expense	2,819	2,274

Non-cash compensation expense	$3,522	$2,847

        The following table summarizes RSU activity during the three months ended March 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1, 2015	1,694	$20.23
Granted	438	26.16
Vested	(498)	16.98

Non-vested RSUs at March 31, 2015	1,634	$22.82

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 13—INCOME TAXES

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

        For the three months ended March 31, 2015 and 2014, ILG recorded income tax provisions for continuing operations of $14.5 million and $14.3 million, respectively, which represent effective tax rates of 36.0% and 36.7%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

        As of March 31, 2015, there were no material changes to ILG's unrecognized tax benefits and related interest. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense.

        ILG files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. Under a tax sharing agreement, entered into in connection with the spin-off transaction, IAC indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-spin period. Various IAC consolidated tax returns filed with state and local jurisdictions that include our operations from September 24, 2002, our date of acquisition by IAC, until the spin-off in August 2008, were under examination for various tax years beginning with 2006. During Q1 2015, these examinations were closed, and ILG is no longer under examination for any tax returns for the pre-spin period. The IRS is currently examining ILG's federal consolidated tax return for the period ended December 31, 2012. This examination is expected to close during the second quarter of 2015. As of

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 13—INCOME TAXES (Continued)

March 31, 2015, no other open tax years are currently under examination by the IRS or any material state and local jurisdictions.

NOTE 14—SEGMENT INFORMATION

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

        ILG provides certain corporate functions that benefit the organization as whole. Such corporate functions include corporate services relating to oversight, accounting, legal, treasury, tax, internal audit, human resources, and certain IT functions. Historically most of these costs have been borne by the Interval business. Beginning in the fourth quarter of 2014, costs relating to such corporate functions that are not directly cross-charged to individual businesses are being allocated to our two operating and reportable segments based on a pre-determined measure of profitability relative to total ILG. All such allocations relate only to general and administrative expenses. The consolidated statements of income are not impacted by this cross-segment allocation. Consequently, for comparative purposes, we have recast our segment results for 2014 to include such corporate allocations.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 14—SEGMENT INFORMATION (Continued)

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Exchange and Rental:
Transaction revenue	$56,337	$56,111
Membership fee revenue	32,275	31,818
Ancillary member revenue	1,399	1,623

Total member revenue	90,011	89,552
Other revenue	8,705	5,793
Rental management revenue	14,199	13,924
Pass-through revenue	22,721	20,819

Total revenues	135,636	130,088
Cost of sales	51,224	49,024

Gross profit	84,412	81,064
Selling and marketing expense	15,321	14,433
General and administrative expense	26,075	24,718
Amortization expense of intangibles	2,155	1,829
Depreciation expense	3,826	3,611

Segment operating income	$37,035	$36,473

	Three Months Ended March 31,
	2015	2014
Vacation Ownership:
Management fee revenue	$25,058	$22,686
Vacation ownership sales and financing revenue	8,596	—
Pass-through revenue	15,262	4,267

Total revenue	48,916	26,953
Cost of sales	31,133	14,826

Gross profit	17,783	12,127
Selling and marketing expense	2,887	137
General and administrative expense	9,820	6,719
Amortization expense of intangibles	1,346	1,137
Depreciation expense	443	182

Segment operating income	$3,287	$3,952

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 14—SEGMENT INFORMATION (Continued)

	Three Months Ended March 31,
	2015	2014
Consolidated:
Revenue	$184,552	$157,041
Cost of sales	82,357	63,850

Gross profit	102,195	93,191
Direct segment operating expenses	61,873	52,766

Operating income	$40,322	$40,425

        Selected financial information by reporting segment is presented below (in thousands)

	March 31, 2015	December 31, 2014
Total Assets:
Exchange and Rental	$943,551	$931,698
Vacation Ownership	386,124	395,921

Total	$1,329,675	$1,327,619

Geographic Information

        We conduct operations through offices in the U.S. and 15 other countries. For the three months ended March 31, 2015 and 2014 revenue is sourced from over 100 countries worldwide. Other than the United States and Europe, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for three months ended March 31, 2015 and 2014.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 14—SEGMENT INFORMATION (Continued)

        Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented in the table below (in thousands).

	Three Months Ended March 31,
	2015	2014
Revenue:
United States	$154,586	$121,700
Europe	17,850	19,244
All other countries(1)	12,116	16,097

Total	$184,552	$157,041

(1)
Includes countries within the following continents: Africa, Asia, Australia, North America and South America.

	March 31, 2015	December 31, 2014
Long-lived assets (excluding goodwill and intangible assets):
United States	$80,420	$81,291
Europe	4,511	4,884
All other countries	369	426

Total	$85,300	$86,601

NOTE 15—COMMITMENTS AND CONTINGENCIES

        In the ordinary course of business, ILG is a party to various legal proceedings. ILG establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. ILG does not establish reserves for identified legal matters when ILG believes that the likelihood of an unfavorable outcome is not probable. Although management currently believes that an unfavorable resolution of claims against ILG, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of ILG, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. ILG also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 13 for a discussion of income tax contingencies.

        Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. At March 31, 2015, guarantees, surety bonds and letters of credit totaled $77.7 million, with the highest annual amount of $59.7 million occurring in year one. The total includes a guarantee by us of up to $36.7 million of the construction loan for the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 15—COMMITMENTS AND CONTINGENCIES (Continued)

Maui project. This amount represents the maximum exposure under guarantee related to this construction loan from a legal perspective; however, our reasonable expectation of our exposure under this guarantee based on the agreements among guarantors is proportionally reduced by our ownership percentage in the Maui project. Additionally, the total also includes maximum exposure under guarantees of $30.4 million primarily relating to our vacation rental business's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the rental management activities that are entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other party.

        In addition, certain of our rental management agreements provide that owners receive specified percentages of the rental revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of March 31, 2015, future amounts are not expected to be significant either individually or in the aggregate.

        Additionally, as of March 31, 2015, our letters of credit totaled $8.3 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letter of credits provide alternate assurance on amounts required to be held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

        The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of March 31, 2015, amounts pending reimbursements are not significant.

European Union Value Added Tax Matter

        In 2009, the European Court of Justice issued a judgment related to Value Added Tax ("VAT") in Europe against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and altered the manner in which our Exchange and Rental segment accounts for VAT on its revenues as well as to which EU country VAT is owed.

        As of March 31, 2015 and December 31, 2014, ILG had an accrual of $1.2 million and $2.3 million, respectively, representing the net exposure of any VAT reclaim refund receivable and accrued VAT liabilities related to this matter. The net change in the accrual primarily relates to the resolution with the respective taxing authority of a specific methodology that is to be utilized, and to a decrease in the change in estimate primarily to update the periods for which the accrued VAT liabilities

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2015

(Unaudited)

NOTE 15—COMMITMENTS AND CONTINGENCIES (Continued)

are due, as well as the effect of foreign currency remeasurements. The change in estimate resulted in a favorable adjustment of $1.0 million and $0.5 million to our consolidated statements of income for the three months ended March 31, 2015 and 2014, respectively.

        Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities as of March 31, 2015 may range from $1.2 million up to approximately $2.2 million based on quarter-end exchange rates. ILG believes that the $1.2 million accrual at March 31, 2015 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

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

        Actual results could differ materially from those contained in the forward- looking statements included in this quarterly report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for, or insolvency of developers; consolidation of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns; changes in our senior management; regulatory changes; our ability to compete effectively and successfully add new products and services; our ability to successfully manage and integrate acquisitions; the occurrence of a change in control event under the master license agreement with Hyatt; our failure to comply with designated Hyatt® brand standards with respect to the operation of the Hyatt Vacation Ownership business; our ability to market vacation ownership interests successfully and efficiently; impairment of assets; the restrictive covenants in our revolving credit facility; adverse events or trends in key vacation destinations; business interruptions in connection with our technology systems; ability of managed homeowners' associations to collect sufficient maintenance fees; third parties not repaying advances or extensions of credit; fluctuations in currency exchange rates; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of our 2014 Annual Report on Form 10-K and in Part II of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

GENERAL

        The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three months ended March 31, 2015. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this report as well as our 2014 Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). This discussion includes the following sections:

  •
  Management Overview

  •
  Results of Operations

  •
  Financial Position, Liquidity and Capital Resources

  •
  Critical Accounting Policies and Estimates

  •
  ILG's Principles of Financial Reporting

  •
  Reconciliations of Non-GAAP Measures

MANAGEMENT OVERVIEW

Organization

        In the fourth quarter of 2014, as a result of the acquisition of HVO and its added sales and marketing capabilities, ILG reorganized its management structure. This realignment resulted in a change to our operating and reportable segments which are now Exchange and Rental, and Vacation Ownership. The Exchange and Rental operating segment consists of Interval, HRC, the TPI operated exchange business, Aston and Aqua. The Vacation Ownership operating segment consists of VRI Europe, HVO's management and VOI sales and financing businesses, and the management related lines of business of VRI and TPI.

General Description of our Business

        ILG is a leading global provider of non-traditional lodging, encompassing a portfolio of leisure businesses from exchange and vacation rental to vacation ownership.

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

Exchange & Rental Services

        Interval, the principal business in our Exchange and Rental segment, has been a leader in the vacation exchange services industry since its founding in 1976. As of March 31, 2015, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

  •
  a large and diversified base of participating resorts consisting of more than 2,900 resorts located in over 80 countries, including both leading independent and branded resort developers; and

  •
  approximately 1.8 million vacation ownership interest owners enrolled as members of the Interval Network.

        Interval typically enters into multi-year contracts with developers of vacation ownership resorts, pursuant to which the resort developers agree to enroll all purchasers of vacation interests at the applicable resort as members of an Interval exchange program. In return, Interval provides enrolled purchasers with the ability to exchange the use and occupancy of their vacation interest at the home resort/club system for the right to occupy accommodations at a different resort participating in an Interval exchange network. Through Interval's Getaways, members may rent resort accommodations for a fee without relinquishing the use of their vacation interest. In addition, Interval offers sales, marketing and operational support, consulting and back-office services, including reservation servicing, to certain resort developers participating in the Interval Network, upon their request and for additional consideration. We also operate additional exchange programs including the HRC, which currently encompasses 16 resorts, and TPI's operated exchange business.

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

        The Exchange and Rental segment earns most of its revenue from (i) fees paid for membership in the Interval Network and the HRC and (ii) Interval Network and HRC transactional and service fees paid primarily for exchanges, Getaways, reservation servicing, and related transactions collectively referred to as "transaction revenue." Revenue is also derived from fees for ancillary products and services provided to members, fees from other exchange and rental programs and other products and services sold to developers.

Vacation Ownership Services

        Revenue from the Vacation Ownership segment is derived principally from fees for vacation ownership resort and homeowners' association management services, sales of Hyatt® branded vacation ownership interests, interest income earned for financing these sales, and licensing, sales and marketing, and other fees charged to non-controlled developers of HRC affiliated resorts.

        We provide management services to nearly 200 vacation ownership properties and/or their associations through HVO, TPI, VRI and VRI Europe. TPI and VRI provide property management, homeowners' association management and related services to timeshare resorts in the United States, Canada and Mexico. VRI Europe manages vacation ownership resorts in Spain and the Canary Islands, the United Kingdom, France and Portugal. HVO provides management services for luxury and upper upscale resorts throughout the United States participating in the HRC. Our management services are provided pursuant to agreements with terms generally ranging from one to ten years or more, many of which are automatically renewable. Management fees are negotiated amounts for management and other specified services, and at times are based on a cost-plus arrangement.

        HVO sells, markets, finances, develops and/or licenses the brand for 16 vacation ownership resorts that participate in the HRC. HVO sells traditional vacation ownership interests of weekly intervals and, at certain properties, fractional interests, as deeded real estate. These interests provide annual usage rights for a one-week or longer interval at a specific resort. Each purchaser is automatically enrolled in the HRC. In connection with the sales of vacation ownership interests, we provide financing to eligible purchasers collateralized by the deeded interest. These loans generally bear interest at a fixed rate, have a term of up to 10 years and require a minimum 10% down payment. In addition, we receive fees for sales and marketing, brand licensing and other services provided to properties where the developer is not controlled by us. We have a global master license agreement with a subsidiary of Hyatt Hotels Corporation which provides us with an exclusive license for the use of Hyatt® brand with respect to shared ownership. The HRC resorts are able to use the Hyatt brand through agreements with us. Marketing efforts for TPI, VRI and VRI Europe are focused on homeowners' associations of vacation ownership resorts. VRI Europe has an agreement with CLC World Resorts to source additional management opportunities, while HVO focuses its management services on HRC resorts and associations.

        In December 2014, the newest HRC resort, Hyatt Ka'anapali Beach opened on Maui. This resort was developed through an unconsolidated joint venture with Host Hotels & Resorts and HVO is providing sales, marketing and management services and the license for the brand.

International Revenue

        International revenue decreased 15.2% in the three months ended March 31, 2015 compared to the same period in 2014. As a percentage of our total revenue, international revenue decreased to 16.2% in the three months ended March 31, 2015 from 22.5% in 2014. In constant currency, international revenue decreased 6.5% in the quarter compared to last year, while as a percentage of our total revenue it decreased to 17.6%. The decrease in international revenue in constant currency as a percentage of total revenue in 2015 is attributable to revenue from our HVO acquisition consummated in October 2014 which is entirely U.S. revenue.

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

Other Factors Affecting Results

Exchange & Rental

        The consolidation of resort developers driven by bankruptcies and the lack of receivables financing previously resulted in a decrease in the flow of new members from point of sale to our exchange networks. Access to financing has returned to the industry following the recession and slow recovery. While fewer new projects have been constructed in the last several years, we are beginning to see more activity. In the meantime, developers and homeowners' associations have been taking back vacation ownership interests which are available to be sold again. This allows developers to continue to generate sales revenues without significant capital expenditure for development and causes homeowners' associations at resorts that are no longer linked to a developer to look for efficient distribution channels to resell the inventory to preserve the maintenance fee paying owner base. Additionally, a high proportion of sales by developers are to their existing owners, which does not result in new members to the Interval Network.

        Our 2015 results continue to be negatively affected by a shift in the percentage mix of the Interval Network membership base from traditional and direct renewal members to corporate members. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate; however, these members tend to have a lower propensity to transact with us. Membership mix as of March 31, 2015 included 58% traditional and 42% corporate members, compared to 59% and 41%, respectively, as of March 31, 2014.

        Our Exchange and Rental segment results are susceptible to variations in economic conditions, particularly in its largest vacation rental market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii increased slightly by 0.8% for the two months ended February 28, 2015 (latest available data) compared to the comparable period in the prior year. Applying the change in industry reporting standards discussed in the revenue section of our Results of Operations below to the prior year period, average daily rate ("ADR") at Aston and Aqua in Hawaii for the three months ended March 31, 2015 rose 2.5% from last year, which led to an increase of 1.7% in revenue per available room ("RevPAR") when compared to the same period in 2014.

        As of the latest forecast (February 2015), the Hawaii Department of Business, Economic Development and Tourism forecasts increases of 2.1% in visitors to Hawaii and 3.4% in visitor expenditures in 2015 over 2014.

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

        HVO, TPI and VRI also offer vacation rental services to individual timeshare owners and homeowners' associations. HVO provides management services to homeowners' associations and resorts that participate in the HRC. VRI Europe manages resorts developed by CLC World Resorts, our joint venture partner in VRI Europe, as well as independent homeowners' associations. The loss of several of our largest management agreements could materially impact our Vacation Ownership business.

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

Business Acquisition

        The financial effect of the acquisition of HVO impacts the year-over-year comparability as further discussed in our Results of Operations section.

Outlook

        We expect additional consolidation within the vacation ownership industry leading to increased competition in our Exchange and Rental business and reduced availability of exchange and Getaway inventory. Additionally, we anticipate continued margin compression and increased competition in our Exchange and Rental business.

        For the vacation rental business, we expect year-over-year RevPAR to remain relatively consistent as the tourism activity of its largest market, Hawaii, flattens. Additionally, airlift into the island chain remains a positive factor bolstering the Hawaiian tourism economy; however, limited airlift between islands and increases in the cost of a Hawaiian vacation, particularly for Japanese travelers who have lost purchasing power due to the strengthening U.S. dollar, may continue to negatively impact visitor arrivals and temper growth.

        In the vacation ownership management business, we expect independent homeowners' associations to be increasingly dependent on secondary sales of inventory to replace lost maintenance fees from an aging owner base. Changes in currency exchange rates will negatively affect the results of our VRI Europe business.

        Additionally, our completion of the HVO acquisition in the fourth quarter of 2014 will affect the year-over-year comparability of our results of operations for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Revenue

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

	Three Months Ended March 31,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental
Transaction revenue	$56,337	0.4%	$56,111
Membership fee revenue	32,275	1.4%	31,818
Ancillary member revenue	1,399	(13.8)%	1,623

Total member revenue	90,011	0.5%	89,552
Other revenue	8,705	50.3%	5,793
Rental management revenue	14,199	2.0%	13,924
Pass-through revenue	22,721	9.1%	20,819

Total Exchange and Rental revenue	135,636	4.3%	130,088

Vacation Ownership
Management fee revenue	$25,058	10.5%	$22,686
Sales and financing revenue	8,596	NM	—
Pass-through revenue	15,262	257.7%	4,267

Total Vacation Ownership revenue	48,916	81.5%	26,953

Total ILG revenue	$184,552	17.5%	$157,041

        Revenue for the three months ended March 31, 2015 of $184.6 million increased $27.5 million, or 17.5%, compared to revenue of $157.0 million in 2014. Exchange and Rental segment revenue of $135.6 million increased $5.5 million, or 4.3%, and Vacation Ownership segment revenue of $48.9 million increased $22.0 million, or 81.5%, in the quarter compared to the prior year quarter. On a constant currency basis, ILG revenue for the current quarter would have been $187.6 million, an increase of 19.5% over the prior year quarter.

Exchange and Rental

        Exchange and Rental segment revenue increased $5.5 million, or 4.3%, in the first quarter of 2015 compared to 2014. This increase of $5.5 million is primarily due to incremental revenue attributable to our HRC business (acquired in October 2014) which drove increases of $0.5 million in membership fee revenue and $0.2 million in transaction revenue, and contributed in large part to the increase of $2.9 million other revenue. Additionally, pass-through revenue of $22.7 million in the quarter was higher by $1.9 million compared to last year. Further details on the components of this quarter's net increase in revenue are as follows:

  •
  Increase in other revenue of $2.9 million primarily attributable to the inclusion of the HRC business in our results subsequent to its acquisition. Specifically, HRC rental revenue is included within this revenue line item.

  •
  Increase in pass-through revenue of $1.9 million, or 9.1%, in the quarter compared to prior year. Pass-through revenue (and related expenses) represents reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners associations without mark-up. The increase in pass-through revenue in the quarter is largely attributable to new property management contracts secured subsequent to the first quarter of 2014.

  •
  Higher membership fee revenue of $0.5 million in the quarter reflects the inclusion of the HRC business subsequent to its acquisition and the continued improvement in the member base penetration of our Platinum and Club Interval products, partly offset by the continued shift in the percentage mix of our membership base from traditional to corporate members. Total active members in the Interval Network at March 31, 2015 remained relatively consistent with the prior year at approximately 1.81 million members.

  •
  Higher transaction revenue of $0.2 million primarily related to an increase in revenue from exchanges, Getaways, and HRC transactions. Higher transaction revenue from exchanges and Getaways was driven by an increase of 2.2% in average fee per transaction, partly offset by a decline in transaction volume of 1.8%. Lower transaction volume is related to the shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity.

  •
  Overall Interval Network average revenue per member was $49.87 in the quarter, higher by 1.2% from $49.30 in the prior year period due to the inclusion of the HRC results.

  •
  Rental management revenue earned from managed hotel and condominium resort properties at Aston and Aqua increased $0.3 million, or 2.0%, in the quarter. Aston and Aqua combined RevPAR was $130.39, a decrease of 7.8% over the prior year's RevPAR of $141.45. The decrease in RevPAR is largely a result of newly-acquired rental management contracts on the mainland which operate at a lower RevPAR yet contributed favorably to the overall increase in rental management revenue. Additionally, effective January 1, 2015, a change in industry reporting standards now precludes certain resort fees from being included within gross lodging revenue. Consequently, this reporting change impacts the year-over-year comparability of RevPAR. Excluding the impact of this reporting change, RevPAR would have decreased 5.1% in the quarter compared to prior year. On a Hawaii-only basis, RevPAR decreased 1.4% to $146.23 in the quarter compared to the prior year. Excluding the impact of the previously mentioned reporting change, Hawaii-only RevPAR would have increased 1.7% in the quarter compared to prior year.

Vacation Ownership

        The increase of $22.0 million, or 81.5%, in segment revenue for the first quarter of 2015 reflects increases over the prior year of $8.6 million of incremental vacation ownership sales and financing revenue and $11.0 million in pass-through revenue, entirely related to the HVO acquisition, as well as $2.4 million in management fee revenue. The increase in management fee revenue is a result of incremental revenue from our HVO acquisition in October 2014, partly offset by the foreign currency negative impact of translating the results of our European vacation ownership management businesses into U.S. dollars as part of consolidating our results. This unfavorably impacted revenue by approximately $2.5 million in the quarter, driven by the weakening of local currencies compared to the U.S. dollar. On a constant currency basis, total revenue and revenue excluding pass-through for this segment would have been $51.4 million and $36.1 million, respectively, an increase of 90.7% and 59.3% over the prior year quarter.

        The increase in pass-through revenue of $11.0 million, or 257.7%, in the quarter relates to our acquisition of HVO in the fourth quarter of 2014. Pass-through revenue of the Vacation Ownership segment also includes reimbursement of sales and marketing expenses, without mark-up, pursuant to contractual arrangements.

Cost of Sales

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

	Three Months Ended March 31,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental
Exchange and rental expenses	$28,503	1.1%	$28,205
Pass-through expenses	22,721	9.1%	20,819

Total Exchange and Rental cost of sales	51,224	4.5%	49,024

Gross margin	62.2%	(0.1)%	62.3%
Gross margin without pass-through revenue/expenses	74.8%	0.8%	74.2%
Vacation Ownership
Management, sales and financing expenses	15,871	50.3%	10,559
Pass-through expenses	15,262	257.7%	4,267

Total Vacation Ownership cost of sales	31,133	110.0%	14,826

Gross margin	36.4%	(19.2)%	45.0%
Gross margin without pass-through revenue/expenses	52.8%	(1.2)%	53.5%

Total ILG cost of sales	$82,357	29.0%	$63,850

As a percentage of total revenue	44.6%	9.8%	40.7%
As a percentage of total revenue excluding pass-through revenue	56.2%	16.1%	48.4%
Gross margin	55.4%	(6.7)%	59.3%
Gross margin without pass-through revenue/expenses	69.7%	(1.3)%	70.6%

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

        Cost of sales for the three months ended March 31, 2015 increased $18.5 million from 2014, consisting of increases of $2.2 million from our Exchange and Rental segment and $16.3 million from our Vacation Ownership segment. Overall gross margin decreased by 397 basis points to 55.4% in the quarter compared to last year. The decrease in overall gross margin is due to the incremental gross profit contribution from our lower-margin Vacation Ownership segment relative to total ILG gross profit.

Exchange and Rental

        Gross margin for the Exchange and Rental segment in the quarter was relatively flat at 62.2% when compared to the prior year. Cost of sales for this segment rose $2.2 million, or 4.5%, from 2014 primarily resulting from the inclusion of the HRC business subsequent to its October 1, 2014 acquisition and higher pass-through expenses at our rental management businesses as a result of new resort management contracts. This change was partly offset by a decrease in call center costs and lower purchased rental inventory expense of $0.3 million. The decline in purchased rental inventory expense was principally due to lower average cost per unit of inventory purchased. Excluding the effect of pass-through revenue, gross margin of 74.8% in the quarter was higher by 57 basis points when compared to the prior year.

Vacation Ownership

        The increase of $16.3 million in cost of sales from the Vacation Ownership segment was attributable to the incremental costs of $18.4 million resulting from our HVO acquisition. Of this amount, $11.6 million represented incremental HVO pass-through expenses. This increase was partly offset by lower expenses at our other vacation ownership management businesses in the quarter largely attributable to the foreign currency impact of translating the results of our European vacation ownership management businesses into U.S. dollars as part of consolidating our results. This decreased cost of sales by approximately $1.3 million in the quarter on a constant currency basis.

        Gross margin of 36.4% for this segment decreased by 864 basis points when compared to the prior year. Excluding the effect of pass-through revenue, gross margin for this segment was 52.8% in the quarter compared to 53.5% last year largely resulting from the incremental gross profit contribution from HVO relative to total segment gross profit, specifically our vacation ownership sales and financing business which operates at a lower gross margin.

Selling and Marketing Expense

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

	Three Months Ended March 31,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental	$15,321	6.2%	$14,433
Vacation Ownership	2,887	NM	137

Total ILG selling and marketing expense	$18,208	25.0%	$14,570

As a percentage of total revenue	9.9%	6.3%	9.3%
As a percentage of total revenue excluding pass-through revenue	12.4%	12.5%	11.0%

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

        Selling and marketing expense in the first quarter of 2015 increased $3.6 million, or 25.0%, compared to 2014. Higher sales and marketing spend of $0.9 million in our Exchange and Rental segment is attributable to increased marketing fees related to developer contract renewals executed in 2014. The increase of $2.8 million in our Vacation Ownership segment pertains to incremental costs associated with our vacation ownership selling and marketing efforts subsequent to the acquisition of HVO in October 2014.

        As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense increased 59 and 138 basis points, respectively, during the quarter compared to the prior year.

General and Administrative Expense

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

	Three Months Ended March 31,
	2015	% Change	2014
	(Dollars in thousands)
General and administrative expense	$35,895	14.2%	$31,437
As a percentage of total revenue	19.4%	(2.8)%	20.0%
As a percentage of total revenue excluding pass-through revenue	24.5%	2.8%	23.8%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, as well as facilities costs, fees for professional services and other company-wide benefits.

        General and administrative expense in the first quarter of 2015 increased $4.5 million from 2014 predominately due to incremental expenses of $4.4 million from the inclusion of HVO in our results of operations. Additionally, excluding HVO, professional fees (primarily associated with acquisition related activities) were lower by $1.1 million in the quarter compared to prior year, which was largely offset by $0.8 million of higher health and welfare costs resulting from increased self-insured claim activity during the period.

        As a percentage of total revenue and total revenue excluding pass-through revenue, general and administrative expense decreased 57 basis points and increased 67 basis points, respectively, during the quarter compared to the prior year.

Amortization Expense of Intangibles

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

	Three Months Ended March 31,
	2015	% Change	2014
	(Dollars in thousands)
Amortization expense of intangibles	$3,501	18.0%	$2,966
As a percentage of total revenue	1.9%	0.4%	1.9%
As a percentage of total revenue excluding pass-through revenue	2.4%	6.3%	2.2%

        Amortization expense of intangibles in the quarter increased $0.5 million over 2014 primarily due to incremental amortization expense pertaining to the HVO acquisition in October 2014.

Depreciation Expense

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

	Three Months Ended March 31,
	2015	% Change	2014
	(Dollars in thousands)
Depreciation expense	$4,269	12.5%	$3,793
As a percentage of total revenue	2.3%	(4.2)%	2.4%
As a percentage of total revenue excluding pass-through revenue	2.9%	1.3%	2.9%

        Depreciation expense for the three months ended March 31, 2015 increased $0.5 million over the comparable 2014 period largely due to incremental depreciation expense related to fixed assets acquired as part of the HVO acquisition, in addition to other depreciable assets being placed in service subsequent to March 31, 2014. These depreciable assets pertain primarily to software and related IT hardware.

Operating Income

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

	Three Months Ended March 31,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental	$37,035	1.5%	$36,473
Vacation Ownership	3,287	(16.8)%	3,952

Total ILG operating income	$40,322	(0.3)%	$40,425

As a percentage of total revenue	21.8%	(15.1)%	25.7%
As a percentage of total revenue excluding pass-through revenue	27.5%	(10.2)%	30.6%

        Operating income in the first quarter of 2015 decreased $0.1 million from 2014, consisting of a $0.7 million decrease from our Vacation Ownership segment, offset in part by a $0.6 million increase from our Exchange and Rental segment. On a constant currency basis, operating income would have been $41.5 million, an increase of 2.6% over the prior year quarter.

        Operating income for our Exchange and Rental segment increased $0.6 million to $37.0 million in the quarter compared to the prior year. The rise in operating income was driven by the incremental contributions from the HRC business, partly offset in part by higher operating expense items such as health and welfare costs, amortization expense of intangibles related to our HVO acquisition, and other employee related expenses.

        The decrease in operating income of $0.7 million in our Vacation Ownership segment is largely due to $0.9 million of unfavorable foreign currency impact in the period from translating the results of our European vacation ownership management businesses into U.S. dollars. On a constant currency basis, operating income for this segment would have been $4.2 million, an increase of 5.6% over the prior year quarter.

        Operating income in the quarter for our Vacation Ownership segment also reflects incremental depreciation and amortization expense of intangibles of $0.5 million related to our HVO acquisition, as well as the unfavorable impact of a purchase accounting treatment applicable to our acquisition of HVO whereby pre-acquisition deferred revenue and any related expenses have been re-measured as of the acquisition date. As it relates to our HVO transaction, this re-measurement resulted in less income being recognized during the quarter than would have otherwise been recognized on a historical basis. Consequently, we did not recognize a net contribution of approximately $0.4 million dollars in operating income due to this purchase accounting treatment. This unfavorable impact was somewhat mitigated by improved results at our other U.S. based vacation ownership management businesses and lower acquisition-related professional fees when compared to last year.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." Prior period amounts have been recast to conform to the current period definition of Adjusted EBITDA.

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

	Three Months Ended March 31,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental	$45,872	2.6%	$44,725
Vacation Ownership	6,946	24.8%	5,565

Total ILG adjusted EBITDA	$52,818	5.0%	$50,290

As a percentage of total revenue	28.6%	(10.6)%	32.0%
As a percentage of total revenue excluding pass-through revenue	36.0%	(5.4)%	38.1%

        Adjusted EBITDA in the first quarter of 2015 increased by $2.5 million, or 5.0%, from 2014, consisting of increases of $1.1 million from our Exchange and Rental segment and $1.4 million from our Vacation Ownership segment. On a constant currency basis, adjusted EBITDA would have been $54.0 million, an increase of 7.4% over the prior year quarter.

        Adjusted EBITDA of $45.9 million from our Exchange and Rental segment rose by $1.1 million, or 2.6%, compared to the prior year. The increase in adjusted EBITDA is a result of the incremental contributions from our recently acquired HRC, coupled with a reduction in call center costs. This was partly offset, among other items, by an increase in overall compensation and other employee-related costs largely attributable to a rise in health and welfare costs resulting from higher self-insured claim activity when compared to last year.

        Adjusted EBITDA from our Vacation Ownership segment rose by $1.4 million, or 24.8%, to $6.9 million in the quarter from $5.6 million in the prior year. The growth in adjusted EBITDA in this segment is driven by the incremental management and sales and financing activities from our recently acquired HVO business, which was lessened by the unfavorable purchase accounting impact described within the operating income discussion above. Of this incremental contribution, we recognized $1.5 million in equity in earnings from unconsolidated entities, principally HVO's joint venture in Maui. The adjusted EBITDA increase was partly offset by the unfavorable foreign currency impact in the period of translating the results of our European vacation ownership management businesses into U.S. dollars. This unfavorably impacted adjusted EBITDA by approximately $0.9 million in the quarter, driven by the weakening of local currencies compared to the U.S. dollar. On a constant currency basis, adjusted EBITDA for this segment would have been $7.8 million, an increase of 40.6% over the prior year quarter.

Other Income (Expense), net

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

	Three Months Ended March 31,
	2015	% Change	2014
	(Dollars in thousands)
Interest income	$267	506.8%	$44
Interest expense	$(2,753)	107.9%	$(1,324)
Equity in earnings from unconsolidated entities	$1,524	NM	$—
Other income (expense), net	$921	(777.2)%	$(136)

        Interest income increased $0.2 million in the first quarter of 2015 compared to 2014 due to a loan receivable issued in the fourth quarter of 2014. See Note 9 to our consolidated financial statements for further discussion on this loan receivable.

        Interest expense in the quarter relates to interest and amortization of debt costs on our amended and restated revolving credit facility. Higher interest expense in the quarter is primarily a function of a higher average balance outstanding on our revolver, particularly since the funding of the HVO acquisition in the fourth quarter of 2014.

        Equity in earnings from unconsolidated entities relates to noncontrolling investments that are recorded under the equity method of accounting; principally, our joint venture in Hawaii which developed a vacation ownership resort for the purpose of selling vacation ownership interests. Income and losses from this joint venture are allocated based on ownership interests. See Note 6 to our consolidated financial statements for further discussion.

        Other income, net of $0.9 million and other expense, net of $0.1 million for the three months ended March 31, 2015 and 2014, respectively, primarily relates to the impact of foreign currency exchange related to cash held in certain countries in currencies other than their local currency. The favorable fluctuations during the quarter were primarily driven by U.S. dollar positions held at March 31, 2015 affected by the stronger dollar compared to the Mexican and Colombian pesos as well as the Egyptian pound.

Income Tax Provision

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

        For the three months ended March 31, 2015 and 2014, ILG recorded income tax provisions for continuing operations of $14.5 million and $14.3 million, respectively, which represent effective tax rates of 36.0% and 36.7%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. The effective tax rate in the first quarter of 2015 is lower than the prior year period primarily due to the increase in income taxes in the first quarter of 2014 associated with discrete items attributable to the effect of changes in tax laws in certain states.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2015, we had $97.1 million of cash and cash equivalents, including $62.6 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $44.4 million is held in foreign jurisdictions, principally the U.K. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the three months ended March 31, 2015 and, as of March 31, 2015, the respective cash balances were immaterial to our overall cash on hand.

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

Cash Flows Discussion

Operating Activities

        Net cash provided by operating activities increased to $64.7 million in the three months ended March 31, 2015 from $34.1 million in the same period of 2014. The increase of $30.6 million from 2014 was principally due to higher net cash receipts due in part to the addition of HVO operations, and the change in the timing of certain items, as well as $13.6 million less in payments made in connection with long-term agreements. These increases were partly offset by higher interest payments of $1.2 million.

Investing Activities

        Net cash used in investing activities of $4.8 million in the three months ended March 31, 2015 pertain to capital expenditures, primarily related to IT initiatives. Net cash used in investing activities of $3.6 million in the three months ended March 31, 2014 pertain to capital expenditures of $3.1 million primarily related to IT initiatives and to an investment in loan receivable of $0.5 million.

Financing Activities

        Net cash used in financing activities of $39.5 million in the three months ended March 31, 2015 related to principal payments of $30.0 million on our revolving credit facility, cash dividend payments of $6.9 million, and withholding taxes on the vesting of restricted stock units of $4.3 million. These uses of cash were partially offset by excess tax benefits from stock-based awards and the proceeds from the exercise of stock options. Net cash used in financing activities of $13.7 million in the three months ended March 31, 2014 related to cash dividend payments of $6.4 million, principal payments of $5.0 million on our revolving credit facility, withholding taxes on the vesting of restricted stock units of $3.7 million, and $0.8 million of the total $2.0 million contingent consideration payment related to an acquisition. These uses of cash were partially offset by excess tax benefits from stock-based awards and the proceeds from the exercise of stock options.

        In 2014, we entered into amendments to our amended and restated credit agreement which increased the revolving line of credit from $500 million to $600 million, extended the maturity of the credit facility to April 2019 and provided for certain other amendments to covenants. The terms related to interest rates and commitment fees remain unchanged. As of March 31, 2015, borrowings outstanding under the revolving credit facility amounted to $458 million, with $133.7 million available to be drawn, net of any letters of credit.

        The revolving credit facility has various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, to incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person. The revolving credit facility requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated debt, less credit given for a portion of foreign cash, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the amended credit agreement. As of March 31, 2015, the maximum consolidated leverage ratio is 3.5x and the minimum consolidated interest coverage ratio is 3.0x. As of March 31, 2015, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 2.68 and 19.46, respectively.

Subsequent Events

        On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting estimated offering related expenses, were approximately $343 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. As of March 31, 2015, total unamortized debt issuance costs were $0.9 million.

        Additionally, on April 10, 2015, we entered into a third amendment to the Amended Credit Agreement which changes the leverage-based financial covenant from a maximum consolidated total leverage to EBITDA ratio of 3.5 to 1.0 to a maximum consolidated secured leverage to EBITDA ratio of 3.25 to 1.0. In addition, the amendment adds an incurrence test requiring a maximum consolidated total leverage to EBITDA ratio of 4.5 to 1.0 on a pro forma basis in certain circumstances in which we make acquisitions or investments, incur additional indebtedness or make restricted payments. Also, the amendment added a new pricing level to the pricing grid for when the consolidated leverage to EBITDA ratio equals or exceeds 3.5 to 1.0. This pricing level is either LIBOR plus 2.5% or the base rate plus 1.5% and requires a commitment fee on undrawn amounts of 0.4% per annum. There were no other material changes under this amendment.

        On May 5, 2015, we entered into a fourth amendment to the Amended Credit Agreement which changes the definition of change of control to remove the provision that certain changes in the composition of the board of directors would constitute a change of control and therefore be a default under the credit agreement. The amendment also includes additional clarifying language regarding provisions that relate to our 5.625% senior notes due in 2023. There were no other material changes under this amendment.

Free Cash Flow

        Free cash flow is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." For the three months ended March 31, 2015 and 2014, free cash flow was $59.9 million and $31.0 million, respectively. The change is mainly a result of the variance in net cash provided by operating activities as discussed above.

Dividends and Share Repurchases

        In February 2015, our Board of Directors declared a quarterly dividend payment of $0.12 per share paid in March 2015 of $6.9 million. In May 2015, our Board of Directors declared a $0.12 per share dividend payable June 17, 2015 to shareholders of record on June 3, 2015. Based on the number of shares of common stock outstanding as of March 31, 2015, at a dividend of $0.12 per share, the anticipated cash outflow would be $6.9 million in the second quarter of 2015. We currently expect to declare and pay quarterly dividends of similar amounts.

        In February 2015, our Board of Directors increased the remaining share repurchase authorization to a total of $25 million. Acquired shares of our common stock are held as treasury shares carried at cost on our consolidated financial statements. Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

        During the year ended December 31, 2014, we repurchased 0.7 million shares of common stock for $14.1 million, including commissions. As of March 31, 2015, the remaining availability for future repurchases of our common stock was $25.0 million. There were no repurchases of common stock during the three months ended March 31, 2015.

Contractual Obligations and Commercial Commitments

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At March 31, 2015, guarantees, surety bonds and letters of credit totaled $77.7 million. The total includes a guarantee by us of up to $36.7 million of the construction loan for the Maui project. This amount represents the maximum exposure under guarantee related to this construction loan from a legal perspective; however, our reasonable expectation of our exposure under this guarantee based on the agreements among guarantors is proportionally reduced by our ownership percentage in the Maui project to $26.0 million as of March 31, 2015. Additionally, the total also includes maximum exposure under guarantees of $30.4 million primarily relating to our vacation rental business's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the rental management activities entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

        In addition, certain of the vacation rental business's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of March 31, 2015, future amounts are not expected to be significant, individually or in the aggregate. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of March 31, 2015, amounts pending reimbursements are not significant.

        As of March 31, 2015 our letters of credit totaled $8.3 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

        Contractual obligations and commercial commitments at March 31, 2015 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$458,000	$—	$—	$458,000	$—
Debt interest(a)	47,574	11,828	23,655	12,091	—
Purchase obligations(b)	88,005	18,322	34,792	17,891	17,000
Operating leases	57,859	14,278	21,296	14,075	8,210

Total contractual obligations	$651,438	$44,428	$79,743	$502,057	$25,210

(a)
Debt principal and projected debt interest represent principal and interest to be paid on our revolving credit facility based on the balance outstanding as of March 31, 2015. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of March 31, 2015. Interest on the revolving credit facility is calculated using the prevailing rates as of March 31, 2015.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$77,715	$59,687	$11,249	$6,705	$74

(c)
Commercial commitments include minimum revenue guarantees related to hotel and resort management agreements, accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off-Balance Sheet Arrangements

        Except as disclosed above in our Contractual Obligations and Commercial Commitments (excluding "Debt principal"), as of March 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

        Refer to Note 2 accompanying our consolidated financial statements for a description of recent accounting pronouncements.

Seasonality

        Refer to Note 1 accompanying our consolidated financial statements for a discussion on the impact of seasonality.

 CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other judgments and assumptions that we believe are reasonable under the circumstances. Actual outcomes could differ from those estimates. We have discussed those estimates that we believe are critical and required the use of significant judgment and use of estimates that could have a significant impact on our financial statements in our 2014 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies in the interim period.

ILG'S PRINCIPLES OF FINANCIAL REPORTING

Definition of ILG's Non-GAAP Measures

        Earnings before interest, taxes, depreciation and amortization (EBITDA) is defined as net income attributable to common stockholders excluding, if applicable: (1) non-operating interest income and interest expense, (2) income taxes, (3) depreciation expense, and (4) amortization expense of intangibles.

        Adjusted EBITDA is defined as EBITDA excluding, if applicable: (1) non-cash compensation expense, (2) goodwill and asset impairments, (3) acquisition related and restructuring costs, (4) other non-operating income and expense, and (5) other special items.

        Adjusted net income is defined as net income attributable to common stockholders excluding the impact of (1) acquisition related and restructuring costs, (2) other non-operating foreign currency remeasurements, and (3) other special items.

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

 RECONCILIATIONS OF NON-GAAP MEASURES

        The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three months ended March 31, 2015 and 2014 (in thousands). The noncontrolling interest relates to the Vacation Ownership segment.

	Three Months Ended March 31, 2015
	Exchange and Rental	Vacation Ownership	Consolidated
Adjusted EBITDA	$45,872	$6,946	$52,818
Non-cash compensation expense	(2,748)	(774)	(3,522)
Other non-operating income (expense), net	926	(5)	921
Acquisition related and restructuring costs	(102)	(105)	(207)

EBITDA	43,948	6,062	50,010
Amortization expense of intangibles	(2,155)	(1,346)	(3,501)
Depreciation expense	(3,826)	(443)	(4,269)
Less: Net income attributable to noncontrolling interest	9	518	527
Equity in earnings from unconsolidated entities	(15)	(1,509)	(1,524)
Less: Other non-operating income (expense), net	(926)	5	(921)

Operating income	$37,035	$3,287	40,322

Interest income			267
Interest expense			(2,753)
Other non-operating income, net			921
Equity in earnings from unconsolidated entities			1,524
Income tax provision			(14,492)

Net income			25,789
Net income attributable to noncontrolling interest			(527)

Net income attributable to common stockholders			$25,262

	Three Months Ended March 31, 2014
	Exchange and Rental	Vacation Ownership	Consolidated
Adjusted EBITDA	$44,725	$5,565	$50,290
Non-cash compensation expense	(2,479)	(368)	(2,847)
Other non-operating income (expense), net	17	(153)	(136)
Acquisition related and restructuring costs	(351)	(887)	(1,238)

EBITDA	41,912	4,157	46,069
Amortization expense of intangibles	(1,829)	(1,137)	(2,966)
Depreciation expense	(3,611)	(182)	(3,793)
Less: Net income attributable to noncontrolling interest	18	961	979
Less: Other non-operating income (expense), net	(17)	153	136

Operating income	$36,473	$3,952	40,425

Interest income			44
Interest expense			(1,324)
Other non-operating expense, net			(136)
Income tax provision			(14,315)

Net income			24,694
Net income attributable to noncontrolling interest			(979)

Net income attributable to common stockholders			$23,715

	Exchange and Rental
	Three Months Ended March 31,
	2015	2014
Revenue	$135,636	$130,088
Revenue excluding pass-through revenue	112,915	109,269
Operating income	37,035	36,473
Adjusted EBITDA	45,872	44,725
Margin computations
Operating income margin	27.3%	28.0%
Operating income margin excluding pass-through revenue	32.8%	33.4%
Adjusted EBITDA margin	33.8%	34.4%
Adjusted EBITDA margin excluding pass-through revenue	40.6%	40.9%

	Vacation Ownership
	Three Months Ended March 31,
	2015	2014
Revenue	$48,916	$26,953
Revenue excluding pass-through revenue	33,654	22,686
Operating income	3,287	3,952
Adjusted EBITDA	6,946	5,565
Margin computations
Operating income margin	6.7%	14.7%
Operating income margin excluding pass-through revenue	9.8%	17.4%
Adjusted EBITDA margin	14.2%	20.6%
Adjusted EBITDA margin excluding pass-through revenue	20.6%	24.5%

        The following table reconciles cash provided by operating activities to free cash flow for the three months ended March 31, 2015 and 2014 (in thousands).

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$64,705	$34,057
Less: Capital expenditures	(4,804)	(3,101)

Free cash flow	$59,901	$30,956

        The following tables reconcile net income attributable to common stockholders to adjusted net income, and to adjusted earnings per share for the three months ended March 31, 2015 and 2014 (in thousands).

	Three Months Ended March 31,
	2015	2014
Net income attributable to common stockholders	$25,262	$23,715
Acquisition related and restructuring costs	207	1,238
Other non-operating foreign currency remeasurements	(1,076)	(169)
Income tax impact on adjusting items(1)	340	(419)

Adjusted net income	$24,733	$24,365

Earnings per share attributable to common stockholders:
Basic	$0.44	$0.41
Diluted	$0.44	$0.41
Adjusted earnings per share:
Basic	$0.43	$0.42
Diluted	$0.43	$0.42
Weighted average number of common stock outstanding:
Basic	57,179	57,505
Diluted	57,747	58,078

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

        Operating foreign currency exchange for the three months ended March 31, 2015 was minimal and for the three months ended March 31, 2014 resulted in a net gain of $0.2 million, attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency.

        Non-operating foreign exchange for the three months ended March 31, 2015 and 2014 resulted in net gains of $1.1 million and $0.2 million, respectively, attributable to cash held in certain countries in currencies other than their functional currency.

        The favorable fluctuations during the current quarter were principally driven by U.S. dollar positions held at March 31, 2015 affected by the stronger dollar compared to the Mexican and Colombian pesos as well as the Egyptian pound. The favorable fluctuations during the prior year quarter were principally driven by U.S. dollar positions held at March 31, 2014 affected by the stronger dollar compared to the Colombian peso and Egyptian pound.

        Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three months ended March 31, 2015 would result in an approximate change to revenue of $1.8 million. There have been no material quantitative changes in market risk exposures since December 31, 2014.

Interest Rate Risk

        We are exposed to interest rate risk through borrowings under our amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement as of April 2015 is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.50%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.50%, in each case based on ILG's leverage ratio. As of March 31, 2015, the applicable margin was 2.25% per annum for LIBOR revolving loans and 1.25% per annum for Base Rate loans. During the first quarter of 2015, we had at least $458 million outstanding under our revolving credit facility; a 100 basis point change in interest rates would result in an approximate change to interest expense of $1.2 million for the current year. While we currently do not hedge our interest rate exposure, this risk is mitigated by the issuance of $350 million senior notes in April 2015 at a fixed rate of 5.625% as well as variable interest rates earned on our cash balances. The proceeds of the senior notes were used to pay down the revolving credit facility in April 2015.

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

 PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

        On April 21, 2015, David Shaev Profit Sharing Account ("Plaintiff") brought suit in the Court of Chancery of the State of Delaware (Case No. 10923) against ILG, members of ILG's Board of Directors, and Wells Fargo & Company, in its capacity as Administrative Agent under ILG's Amended Credit Agreement. Plaintiff alleges that ILG's directors breached their fiduciary duties by agreeing to the Amended Credit Agreement containing what Plaintiff calls a "dead hand proxy put" change of control provision, which would provide for the acceleration of amounts outstanding under the Amended Credit Agreement in the event that a majority of the board of directors is replaced in a proxy contest. The Plaintiff alleged that this provision, (which has been present in ILG's credit facilities since the spin-off in 2008) had a coercive effect on stockholder voting for change on the board of directors and entrenched ILG's incumbent directors. The complaint further asserted that Wells Fargo aided and abetted the defendant directors in their alleged breach of fiduciary duties. In May 2015, ILG and Wells Fargo executed an amendment to ILG's Amended Credit Agreement to remove the provision at issue in the lawsuit. Since the amendment rendered the claims moot, ILG is coordinating with the Plaintiff regarding a mutually acceptable resolution.

Item 1A.    Risk Factors

        See Part I, Item IA., "Risk Factors," of ILG's 2014 Annual Report on Form 10-K, for a detailed discussion of the risk factors affecting ILG. There have been no material changes from the risk factors described in the Annual Report except as follows:

Following the issuance of the senior notes, we continue to have substantial debt and interest payment obligations that may restrict our future operations and impair our ability to meet our obligations.

        We and our consolidated subsidiaries have substantial indebtedness and, as a result, significant debt service obligations. As of March 31, 2015, after giving effect to the issuance of the senior notes and the pay down of the revolving credit facility with the net proceeds thereof, we would have had $465.0 million of total indebtedness and an additional $476.7 million (net of any outstanding letters of credit) would have been available for future borrowings as secured indebtedness under the credit facility. Our level of debt and these significant demands on our cash resources could have material consequences to our business, including, but not limited to:

  •
  making it more difficult for us to satisfy our financial obligations;

  •
  limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, research and development efforts, acquisitions, investments and other general corporate obligations;

  •
  reducing the availability of our cash flow to fund our working capital requirements, capital expenditures, research and development, acquisitions, investments and other general corporate requirements because we will be required to use a substantial portion of our cash flow to service our debt obligations;

  •
  increasing our vulnerability to general economic downturns and adverse competitive and industry conditions;

  •
  increasing our exposure to interest rate increases because a portion of our borrowings is and will be at variable interest rates;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and

  •
  placing us at a competitive disadvantage to competitors that have less debt.

We may not be able to generate sufficient cash to service all of our indebtedness, including the senior notes.

        Our ability to make payments on and to refinance our indebtedness, including the senior notes, depends on our ability to generate cash in the future, which will be affected by general economic, financial, competitive, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the credit facility in amounts sufficient to enable us to service our debt obligations, pay our indebtedness, including the notes at maturity or otherwise, or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we may need to restructure or refinance our indebtedness, including the notes. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

  •
  our financial condition at the time;

  •
  restrictions in agreements governing our indebtedness, including the indenture governing the notes offered hereby and the credit agreement governing the credit facility; and

  •
  other factors, including financial market or industry conditions.

        Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. As a result, it may be difficult for us to obtain financing on terms that are acceptable to us, or at all. Without this financing, we could be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. The terms of the credit facility and the indenture governing the senior notes limit our ability to sell assets and also restrict the use of proceeds from such a sale. Moreover, substantially all of our domestic assets have been pledged to secure repayment of our indebtedness under the credit facility. In addition, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations, including our obligations on the notes.

Despite our substantial indebtedness, we may still be able or obligated to incur more debt, which could intensify the risks described above.

        Although the terms of the credit facility and the indenture governing the senior notes contain, restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these exceptions could be substantial. As of March 31, 2015, after giving effect to the offering of the notes made hereby and the application of the proceeds thereof, we would have had approximately $476.7 million available for additional revolving credit borrowings under the Credit Facility, including the sub-facility for letters of credit. To the extent we incur additional indebtedness, the risks discussed above will increase.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  Unregistered Sale of Securities.    None

  (b)
  Use of Proceeds.    Not applicable

  (c)
  Purchases of Equity Securities by the Issuer and Affiliated Purchasers:    The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended March 31, 2015 by or on behalf of ILG or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs(1)
January 2015	—	—	—	$10,013,364
February 2015	—	—	—	$25,000,000
March 2015	—	—	—	$25,000,000

(1)
In February 2015, we announced that our Board of Directors had authorized the repurchase of up to $25 million of our common stock. There is no time restriction on this authorization and repurchases may be made in the open-market or through privately negotiated transactions.

Items 3-5.    Not applicable.

Item 6.    Exhibits

Exhibit Number		Description	Location
3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.
3.2		Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG's Quarterly Report on Form 10-Q, filed on August 11, 2009.
3.3		Fourth Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on December 12, 2014.
31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.3	†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit Number		Description	Location
32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.3	††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	†	XBRL Instance Document
101.SCH	†	XBRL Taxonomy Extension Schema Document
101.CAL	†	XBRL Taxonomy Calculation Linkbase Document
101.LAB	†	XBRL Taxonomy Label Linkbase Document
101.PRE	†	XBRL Taxonomy Presentation Linkbase Document
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document

†
Filed herewith.

††
Furnished herewith.

*
Reflects management contracts and management and director compensatory plans.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2015

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
INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2015 (Unaudited)
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