Form 10-Q
period 2015-06-30
Interval Leisure Group, Inc.
filed 2015-08-06
CIK 1434620

Use these links to rapidly review the document

As filed with the Securities and Exchange Commission on August 6, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

        As of August 3, 2015, 57,475,655 shares of the registrant's common stock were outstanding.

PART I—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$173,745	$143,528	$358,297	$300,569
Cost of sales (exclusive of depreciation and amortization shown separately below)	80,423	59,761	162,780	123,611

Gross profit	93,322	83,767	195,517	176,958
Selling and marketing expense	18,578	13,808	36,786	28,378
General and administrative expense	35,541	31,251	71,436	62,688
Amortization expense of intangibles	3,514	2,895	7,015	5,861
Depreciation expense	4,328	3,876	8,597	7,669

Operating income	31,361	31,937	71,683	72,362
Other income (expense):
Interest income	276	55	543	99
Interest expense	(5,974)	(1,628)	(8,727)	(2,952)
Other income (expense), net	195	(280)	1,116	(416)
Equity in earnings from unconsolidated entities	925	—	2,449	—

Total other expense, net	(4,578)	(1,853)	(4,619)	(3,269)

Earnings before income taxes and noncontrolling interests	26,783	30,084	67,064	69,093
Income tax provision	(9,656)	(10,690)	(24,148)	(25,005)

Net income	17,127	19,394	42,916	44,088
Net income attributable to noncontrolling interests	(486)	(1,034)	(1,013)	(2,013)

Net income attributable to common stockholders	$16,641	$18,360	$41,903	$42,075

Earnings per share attributable to common stockholders:
Basic	$0.29	$0.32	$0.73	$0.73
Diluted	$0.29	$0.32	$0.72	$0.72
Weighted average number of shares of common stock outstanding:
Basic	57,453	57,669	57,316	57,587
Diluted	58,041	58,169	57,894	58,123
Dividends declared per share of common stock	$0.12	$0.11	$0.24	$0.22

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$17,127	$19,394	$42,916	$44,088
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,310	778	(111)	1,445

Total comprehensive income, net of tax	24,437	20,172	42,805	45,533

Less: Net income attributable to noncontrolling interests, net of tax	(486)	(1,034)	(1,013)	(2,013)
Less: Other comprehensive income attributable to noncontrolling interests	(1,278)	(157)	403	(420)

Total comprehensive income attributable to noncontrolling interests	(1,764)	(1,191)	(610)	(2,433)

Comprehensive income attributable to common stockholders	$22,673	$18,981	$42,195	$43,100

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$92,241	$80,493
Restricted cash and cash equivalents	16,030	19,984
Accounts receivable, net of allowance of $230 and $193, respectively	63,750	45,850
Vacation ownership mortgages receivable, net	6,344	7,169
Vacation ownership inventory	50,614	54,061
Deferred income taxes	17,103	16,441
Deferred membership costs	8,740	8,716
Prepaid income taxes	17,432	22,029
Prepaid expenses and other current assets	23,995	30,230

Total current assets	296,249	284,973
Vacation ownership mortgages receivable, net	26,966	29,333
Investments in unconsolidated entities	35,891	33,486
Property and equipment, net	86,111	86,601
Goodwill	562,469	562,250
Intangible assets, net	263,039	268,875
Deferred membership costs	10,498	10,948
Deferred income taxes	99	112
Other non-current assets	44,987	47,424

TOTAL ASSETS	$1,326,309	$1,324,002

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$25,473	$39,082
Deferred revenue	102,513	89,850
Accrued compensation and benefits	30,231	28,891
Member deposits	8,461	8,222
Accrued expenses and other current liabilities	64,579	47,923

Total current liabilities	231,257	213,968
Long-term debt	434,838	484,383
Other long-term liabilities	18,648	18,247
Deferred revenue	93,346	93,730
Deferred income taxes	93,870	92,869

Total liabilities	871,959	903,197

Redeemable noncontrolling interest	699	457
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $0.01 par value; issued 59,837,175 and 59,463,200 shares, respectively	598	595
Treasury stock—2,363,324 shares at cost	(35,034)	(35,034)
Additional paid-in capital	206,756	201,834
Retained earnings	263,433	235,945
Accumulated other comprehensive loss	(19,005)	(19,297)

Total ILG stockholders' equity	416,748	384,043

Noncontrolling interests	36,903	36,305

Total equity	453,651	420,348

TOTAL LIABILITIES AND EQUITY	$1,326,309	$1,324,002

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

(Unaudited)

				Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
	Total Equity	Noncontrolling Interest	Total ILG Stockholders' Equity					Additional Paid-in Capital	Retained Earnings
				Amount	Shares	Amount	Shares
Balance as of December 31, 2014	$420,348	$36,305	$384,043	$595	59,463,200	$(35,034)	2,363,324	$201,834	$235,945	$(19,297)
Net income	42,904	1,001	41,903	—	—	—	—	—	41,903	—
Other comprehensive income (loss), net of tax	(111)	(403)	292	—	—	—	—	—	—	292
Non-cash compensation expense	6,934	—	6,934	—	—	—	—	6,934	—	—
Issuance of common stock upon exercise of stock options	182	—	182	—	9,280	—	—	182	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(4,333)	—	(4,333)	3	364,695	—	—	(4,336)	—	—
Change in excess tax benefits from stock-based awards	1,846	—	1,846	—	—	—	—	1,846	—	—
Deferred stock compensation expense	(99)	—	(99)	—	—	—	—	(99)	—	—
Dividends declared on common stock	(13,789)	—	(13,789)	—	—	—	—	395	(14,184)	—
Increase in redemption value of redeemable noncontrolling interest	(231)	—	(231)	—	—	—	—	—	(231)	—

Balance as of June 30, 2015	$453,651	$36,903	$416,748	$598	59,837,175	$(35,034)	2,363,324	$206,756	$263,433	$(19,005)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$42,916	$44,088
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	7,015	5,861
Amortization of debt issuance costs	642	407
Depreciation expense	8,597	7,669
Provision for loan losses	880	—
Non-cash compensation expense	6,934	5,480
Deferred income taxes	289	310
Equity in earnings from unconsolidated entities	(2,449)	—
Excess tax benefits from stock-based awards	(1,890)	(1,908)
Loss on disposal of property and equipment	217	10
Change in fair value of contingent consideration	—	(1,606)
Changes in operating assets and liabilities:
Accounts receivable	(18,286)	(6,416)
Vacation ownership mortgages receivable	2,312	—
Vacation ownership inventory	3,447	—
Prepaid expenses and other current assets	6,339	(418)
Prepaid income taxes and income taxes payable	5,848	(1,586)
Accounts payable and other current liabilities	7,606	5,725
Payment of contingent consideration	—	(1,184)
Deferred revenue	12,545	9,133
Other, net	3,476	(9,909)

Net cash provided by operating activities	86,438	55,656

Cash flows from investing activities:
Capital expenditures	(6,694)	(9,146)
Investment in financing receivables	(250)	(750)
Other	(24)	(7)

Net cash used in investing activities	(6,968)	(9,903)

Cash flows from financing activities:
Proceeds from issuance of senior notes	350,000	—
Borrowings (payments) on revolving credit facility, net	(393,000)	15,000
Payments of debt issuance costs	(6,677)	(1,711)
Dividend payments	(13,789)	(12,681)
Payments of contingent consideration	—	(7,272)
Repurchases of common stock	—	(10,999)
Withholding taxes on vesting of restricted stock units	(4,333)	(3,972)
Proceeds from the exercise of stock options	182	310
Excess tax benefits from stock-based awards	1,890	1,908

Net cash used in financing activities	(65,727)	(19,417)

Effect of exchange rate changes on cash and cash equivalents	(1,995)	(188)

Net increase in cash and cash equivalents	11,748	26,148
Cash and cash equivalents at beginning of period	80,493	48,462

Cash and cash equivalents at end of period	$92,241	$74,610

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,495	$2,386
Income taxes, net of refunds	$18,011	$26,281

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

        The Exchange and Rental operating segment consists of Interval International (referred to as Interval), the Hyatt Residence Club (referred to as HRC), the Trading Places International (known as TPI) operated exchange business, Aqua-Aston Holdings, Inc., which owns Aston Hotels & Resorts LLC, Aqua Hospitality LLC and Aqua Hotels and Resorts, Inc. The Vacation Ownership operating segment consists of VRI Europe, HVO's management and vacation ownership interests (VOI) sales and financing businesses, and the management related lines of business of Vacation Resorts International (known as VRI) and TPI.

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

JUNE 30, 2015

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2014 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the six months ended June 30, 2015.

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

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units ("RSUs") using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 0.1 million RSUs for the three months ended

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

June 30, 2015 and 1.2 million stock options and RSUs for the three months ended June 30, 2014, and 0.5 million and 1.0 million stock options and RSUs for the six months ended June 30, 2015 and 2014, respectively, as the effect of their inclusion would have been antidilutive to earnings per share.

        In connection with the spin-off, stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. As of June 30, 2015, the balance of stock options outstanding was de minimis, and as of June 30, 2014 less than 0.8 million remained outstanding.

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average shares of common stock outstanding	57,453	57,669	57,316	57,587
Net effect of common stock equivalents assumed to be vested related to RSUs	587	497	576	530
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	1	3	2	6

Diluted weighted average shares of common stock outstanding	58,041	58,169	57,894	58,123

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

        In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11"). The purpose of this ASU is to more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. This ASU requires entities to measure most inventory "at the lower of cost and net realizable value." Additionally, some of the amendments are designed to more clearly articulate the requirements for the measurement and disclosure of inventory. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively and early adoption is permitted, including adoption in an interim period. Given the recent issuance of this ASU, we have not yet assessed the future impact, if any, of this new accounting update on our consolidated financial statements.

        In June 2015, the FASB issued ASU 2015-10, "Technical Corrections and Improvements" ("ASU 2015-10"). The purpose of this ASU is to clarify guidance, correct unintended application of guidance, or make minor improvements to guidance that are not expected to have a significant effect

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments are intended to simplify guidance by making it easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. Transition guidance varies based on the amendments in this update. The amendments in this update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this update. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

        In April 2015, the FASB issued ASU 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"). The FASB amended its guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The guidance also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. Instead, entities will account for these arrangements as licenses of intangible assets. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

        In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"). The amendments in this topic are intended to improve and simplify targeted areas of the consolidation guidance. ASU 2015-02 modifies the method for determining whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, it eliminates the presumption that a general partner should consolidate a limited partnership and impacts the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The ASU is effective for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years). Early adoption is permitted. We are currently assessing the future impact, if any, this new accounting update may have on our consolidated financial statements.

Adopted Accounting Pronouncements

        In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 simplifies presentation of debt issuance costs, requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in the standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. The amortization of such costs are to continue being calculated using the interest method and be reported as interest expense. The ASU is effective for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years). Early adoption is permitted for financial statements that have not been previously issued and will be applied on a retrospective basis. We adopted the provisions of

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

the ASU as of June 30, 2015 restrospectively and the adoption did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures. Other non-current assets and long-term debt on our consolidated balance sheet as of December 31, 2014 has been retrospectively adjusted by $3.6 million to effectuate the adoption of this ASU as described above.

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

JUNE 30, 2015

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

        As of December 31, 2014, as a result of the reorganization of our management reporting structure and reporting units (see Note 14), we assessed the carrying value of goodwill pursuant to the two-step impairment approach. The first step of the impairment test concluded the carrying value of each reporting unit did not exceed its fair value; consequently, the second step of the impairment test was not necessary and goodwill was not determined to be impaired. As of June 30, 2015, we did not identify any triggering events which required an interim impairment test subsequent to our most recent impairment test on December 31, 2014.

        The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill as of June 30, 2015 and December 31, 2014 (in thousands):

	Balance as of January 1, 2015	Additions	Deductions	Foreign Currency Translation	Goodwill Impairment	Balance as of June 30, 2015
Exchange	$495,748	$—	$—	$—	$—	$495,748
Rental	20,396	—	—	—	—	20,396
VO management	39,160	—	—	219	—	39,379
VO sales and financing	6,946	—	—	—	—	6,946

Total	$562,250	$—	$—	$219	$—	$562,469

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

	Balance as of January 1, 2014	Additions	Deductions	Foreign Currency Translation	Goodwill Impairment	Balance as of December 31, 2014
Exchange	$483,462	$12,286	$—	$—	$—	$495,748
Rental	20,396	—	—	—	—	20,396
VO management	36,981	3,307	—	(1,128)	—	39,160
VO sales and financing	—	6,946	—	—	—	6,946

Total	$540,839	$22,539	$—	$(1,128)	$—	$562,250

Other Intangible Assets

        The balance of other intangible assets, net as of June 30, 2015 and December 31, 2014 is as follows (in thousands):

	June 30, 2015	December 31, 2014
Intangible assets with indefinite lives	$132,380	$131,336
Intangible assets with definite lives, net	130,659	137,539

Total intangible assets, net	$263,039	$268,875

        The $1.0 million change in our indefinite-lived intangible assets during the six months ended June 30, 2015 reflects the associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

        At June 30, 2015 and December 31, 2014, intangible assets with indefinite lives relate to the following (in thousands):

	June 30, 2015	December 31, 2014
Resort management contracts	$88,464	$87,420
Trade names and trademarks	43,916	43,916

Total	$132,380	$131,336

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        At June 30, 2015, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$168,400	$(130,826)	$37,574
Purchase agreements	75,879	(75,680)	199
Resort management contracts	130,046	(41,819)	88,227
Technology	25,076	(25,076)	0
Other	21,819	(17,160)	4,659

Total	$421,220	$(290,561)	$130,659

        At December 31, 2014, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$168,400	$(129,942)	$38,458
Purchase agreements	75,879	(75,443)	436
Resort management contracts	129,864	(36,790)	93,074
Technology	25,076	(25,076)	—
Other	21,815	(16,244)	5,571

Total	$421,034	$(283,495)	$137,539

        In accordance with our policy on the recoverability of long-lived assets, we review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (asset group) may be impaired. For the six months ended June 30, 2015 and the year ended December 31, 2014, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test was not warranted.

        Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $3.5 million and $2.9 million for the three months ended June 30, 2015 and 2014, respectively, and $7.0 million and $5.9 million for the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

six months ended June 30, 2015 and 2014, respectively. Based on June 30, 2015 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in thousands):

Twelve month period ending June 30,
2016	$13,448
2017	12,037
2018	11,067
2019	10,433
2020	10,085
2021 and thereafter	73,589

$130,659

NOTE 4—VACATION OWNERSHIP INVENTORY

        As part of our acquisition of HVO on October 1, 2014, we acquired vacation ownership inventory which primarily consists of unsold vacation ownership intervals that are available for sale in their current form. As of June 30, 2015 and December 31, 2014, vacation ownership inventory is comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Completed unsold vacation ownership interests	$49,987	$53,434
Land held for development	627	627

Total inventory	$50,614	$54,061

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE

        Vacation ownership mortgages receivable is comprised of various mortgage loans related to our financing of vacation ownership interval sales. As part of our acquisition of HVO on October 1, 2014, we acquired an existing portfolio of vacation ownership mortgages receivable. These loans are accounted for using the expected cash flows method of recognizing discount accretion based on the acquired loans' expected cash flows pursuant to ASC 310-30, "Loans acquired with deteriorated credit quality." At acquisition, we recorded these acquired loans at fair value, including a credit discount which is accreted as an adjustment to yield over the loan pools' estimate life. Originated loans as of June 30, 2015 and December 31, 2014 represent vacation ownership mortgages receivable originated by ILG, or more specifically our Vacation Ownership segment, subsequent to the acquisition of HVO on October 1, 2014.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE (Continued)

        Vacation ownership mortgages receivable carrying amounts as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Acquired vacation ownership mortgages receivable at various stated interest rates with varying payment through 2024 (see below)	$27,767	$33,953
Originated vacation ownership mortgages receivable at various stated interest rates with varying payment through 2025 (see below)	6,659	2,896
Less allowance for loan losses on originated loans	(1,116)	(347)

Net vacation ownership mortgages receivable	$33,310	$36,502

        The fair value of our acquired loans of $37.5 million as of the acquisition date was determined by use of a discounted cash flow approach which calculates a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective loans, while considering anticipated defaults and early repayments determined based on historical experience. Consequently, the fair value of these acquired loans recorded on our consolidated balance sheet as of the acquisition date includes an estimate for future loan losses which is reflected in the historical cost basis for that portfolio. As of June 30, 2015 and December 31, 2014, the contractual outstanding balance of the acquired loans, which represents contractually-owed future principal amounts and accrued interest, was $32.0 million and $38.0 million, respectively.

        The table below presents a roll-forward from December 31, 2014 of the accretable yield (interest income) expected to be earned related to our acquired loans, as well as the amount of non-accretable difference at the end of the period. Nonaccretable difference represents estimated contractually required payments in excess of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the carrying amount of the acquired loans.

Accretable Yield	Six Months Ended June 30, 2015
Balance, beginning of period	$15,406
Accretion	(2,286)
Reclassification between nonaccretable difference	(555)

Balance, end of period	$12,565

Nonaccretable difference, end of period balance	$7,904

        The accretable yield is recognized into interest income (within consolidated revenue) over the estimated life of the acquired loans using the level yield method. The accretable yield may change in future periods due to changes in the anticipated remaining life of the acquired loans, which may alter the amount of future interest income expected to be collected, and changes in expected future principal and interest cash collections which impacts the nonaccretable difference.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE (Continued)

        Vacation ownership mortgages receivable as of June 30, 2015 are scheduled to mature as follows (in thousands):

	Vacation Ownership Mortgages Receivable
Twelve month period ending June 30,	Acquired loans	Originated loans	Total
2016	$5,740	$371	$6,111
2017	5,224	428	5,652
2018	4,345	477	4,822
2019	3,476	520	3,996
2020	3,362	578	3,940
2021 and thereafter	9,896	4,285	14,181

Total	$32,043	$6,659	$38,702
Less: discount on acquired loans(1)	(4,276)	—	(4,276)
Less: allowance for losses	—	(1,116)	(1,116)

Net vacation ownership mortgages receivable	$27,767	$5,543	$33,310

Weighted average stated interest rate during six months ended June 30, 2015	14.0%	14.0%
Range of stated interest rates during six months ended June 30, 2015	12.5% to 17.9%	12.9% to 14.9%

(1)
The difference between the contractual principal amount of acquired loans of $32.0 million and the net carrying amount of $27.8 million as of June 30, 2015 is related to the application of ASC 310-30.

Collectability

        We assess our vacation ownership mortgages receivable portfolio of loans for collectability on an aggregate basis. Estimates of uncollectability pertaining to our originated loans are recorded as provisions in the vacation ownership mortgages receivable allowance for losses. For originated loans, we record an estimate of uncollectability as a reduction of sales of vacation ownership intervals in the accompanying consolidated statements of income at the time revenue is recognized on a vacation ownership interval sale. We evaluate our originated loan portfolio collectively as they are largely homogeneous, smaller-balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgages receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio. As of June 30, 2015, a provision of $1.1 million for uncollectability was recorded to the vacation ownership mortgages receivable allowance for losses related solely to our originated loans.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE (Continued)

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

        At June 30, 2015, the weighted average FICO score within our acquired and originated loan pools was 703 and 717, respectively, based upon the outstanding loan balance at time of origination. The average estimated rate for all future defaults for our outstanding pool of loans as of June 30, 2015 was 11.4%.

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

        Our aged analysis of past-due vacation ownership mortgages receivable, the gross balance of vacation ownership mortgages receivable greater than 90 days past-due, and the gross balance of vacation ownership mortgage receivables on non-performing status as of June 30, 2015 is as follows (in thousands):

	Vacation Ownership Mortgages Receivable
	Acquired loans	Originated loans	Total
Receivables past due	$619	$15	$634
Receivables greater than 90 days past due	$120	$—	$120

NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES

        Our investments in unconsolidated entities, recorded under the equity method of accounting in accordance with guidance in ASC 323, "Investments—Equity Method and Joint Ventures," primarily consist of an ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a vacation ownership resort in the state of Hawaii. This joint venture was acquired in connection with our acquisition of HVO and our investment was recorded at fair value on the acquisition date. Our equity income from investments in unconsolidated entities, recorded in equity in

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES (Continued)

earnings from unconsolidated entities in the accompanying consolidated statement of income, was $0.9 million and $2.4 million for the three and six months ended June 30, 2015, respectively.

        The ownership percentages and carrying value of our investments in unconsolidated entities as of June 30, 2015 were as follows:

	Ownership Interest	Carrying Value
		(in thousands)
Maui Timeshare Venture, LLC	33.0%	$35,337
Other	25.0% - 43.3%	554

Total		$35,891

NOTE 7—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	June 30, 2015	December 31, 2014
Computer equipment	$22,020	$21,389
Capitalized software (including internally developed software)	103,418	97,561
Land, buildings and leasehold improvements	50,776	50,685
Furniture and other equipment	15,568	16,638
Projects in progress	13,036	10,581

	204,818	196,854
Less: accumulated depreciation and amortization	(118,707)	(110,253)

Total property and equipment, net	$86,111	$86,601

NOTE 8—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	June 30, 2015	December 31, 2014
Revolving credit facility (interest rate of 2.44% at June 30, 2015 and 1.92% at December 31, 2014)	$95,000	$488,000
5.625% senior notes	350,000	—
Unamortized debt issuance costs (recolving credit facility)	(3,478)	(3,617)
Unamortized debt issuance costs (senior notes)	(6,684)	—

Total long-term debt, net of debt issuance costs	$434,838	$484,383

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 8—LONG-TERM DEBT (Continued)

Credit Facility

        In April 2014, we entered into the first amendment to the June 21, 2012 amended and restated credit agreement (the "Amended Credit Agreement") which increased the revolving credit facility from $500 million to $600 million, extended the maturity of the credit facility to April 8, 2019 and provided for certain other amendments to covenants. The terms related to interest rates and commitment fees remained unchanged. In November 2014, we entered into a second amendment which primarily provides for a second letter of credit issuer and certain other amendments to covenants. Under this amendment, the financial covenants, interest rates, commitment fees and other significant terms remain unchanged. On April 10, 2015, we entered into a third amendment which changed the leverage-based financial covenant from a maximum consolidated total leverage to EBITDA ratio of 3.5 to 1.0 to a maximum consolidated secured leverage to EBITDA ratio of 3.25 to 1.0. In addition, the amendment adds an incurrence test allowing a maximum consolidated total leverage to EBITDA ratio of 4.5 to 1.0 on a pro forma basis in certain circumstances in which we make acquisitions or investments, incur additional indebtedness or make restricted payments. Also, the amendment added a new pricing level to the pricing grid applicable when the consolidated total leverage to EBITDA ratio equals or exceeds 3.5 to 1.0. This pricing level is either LIBOR plus 2.5% or the base rate plus 1.5% and requires a commitment fee on undrawn amounts of 0.4% per annum. There were no other material changes under this amendment.

        Additionally, on May 5, 2015, we entered into a fourth amendment which changed the definition of change of control to remove the provision that certain changes in the composition of the board of directors would constitute a change of control and therefore be a default under the credit agreement. The amendment also included clarifying language regarding provisions that relate to our 5.625% senior notes due in 2023. There were no other material changes under this amendment.

        As of June 30, 2015, there was $95 million outstanding. Any principal amounts outstanding under the revolving credit facility are due at maturity. As of June 30, 2015, the interest rate on the Amended Credit Agreement is based on (at our election) either LIBOR plus a predetermined margin that ranged from 1.25% to 2.5%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranged from 0.25% to 1.5%, in each case based on our consolidated total leverage ratio. As of June 30, 2015, the applicable margin was 2.25% per annum for LIBOR revolving loans and 1.25% per annum for Base Rate loans. As of June 30, 2015, the Amended Credit Agreement has a commitment fee on undrawn amounts that ranged from 0.25% to 0.40% per annum based on our leverage ratio and as of June 30, 2015 the commitment fee was 0.375%.

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

Senior Notes

        On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting offering

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 8—LONG-TERM DEBT (Continued)

related expenses, were $343.1 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. As of June 30, 2015, total unamortized debt issuance costs relating to these senior notes were $6.7 million which are presented as a direct deduction from the carrying amount of the debt liability. Interest on the senior notes is paid semi-annually in arrears on April 15 and October 15 of each year and the senior notes are guaranteed by our domestic subsidiaries that are required to guarantee the Amended Credit Facility. The senior notes are redeemable from April 15, 2018 at a redemption price starting at 104.219% which declines over time.

Restrictions and Covenants

        The senior notes and Amended Credit Agreement have various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person.

        The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We are in compliance with this covenant as of June 30, 2015. In addition, the Amended Credit Agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined. We are also required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of June 30, 2015, the maximum consolidated secured leverage ratio was 3.25x and the minimum consolidated interest coverage ratio was 3.0x. As of June 30, 2015, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated secured leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 0.68 and 14.26, respectively.

Interest Expense and Debt Issuance Costs

        Interest expense for the three months ended June 30, 2015 and 2014 was $6.0 million and $1.6 million, respectively, and for the six months ended June 30, 2015 and 2014 was $8.7 million and $3.0 million, respectively. Interest expense for these periods is net of negligible capitalized interest relating to internally-developed software.

        As of June 30, 2015, total unamortized debt issuance costs were $10.1 million, net of $2.7 million of accumulated amortization, incurred in connection with the issuance and various ammendments to our Amended Credit Agreement as well as the issuance of our senior notes in April 2015. As of December 31, 2014, total unamortized debt issuance costs were $3.6 million, net of $2.0 million of accumulated amortization. Unamortized debt issuance costs are presented as a reduction of long-term

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 8—LONG-TERM DEBT (Continued)

debt in the accompanying consolidated balance sheets, pursuant to ASC 2015-03 as discussed in Note 2. Unamortized debt issuance costs are amortized to interest expense through the maturity date of our respective debt instruments using the effective interest method for those costs related to our senior notes, and on a straight-line basis for costs related to our Amended Credit Agreement.

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

        Level 1—Observable inputs that reflect quoted prices in active markets

        Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable

        Level 3—Unobservable inputs in which little or no market data exists, therefore requiring the company to develop its own assumptions

Fair Value of Financial Instruments

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the six months ended June 30, 2015. Our financial instruments are detailed in the following table.

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$92,241	$92,241	$80,493	$80,493
Restricted cash and cash equivalents	16,030	16,030	19,984	19,984
Financing receivables	16,138	16,138	15,896	15,896
Vacation ownership mortgages receivable	33,310	33,560	36,502	37,624
Investments in marketable securities	11,757	11,757	11,368	11,368
Revolving credit facility(1)	(91,522)	(95,000)	(484,383)	(488,000)
Senior notes(1)	(343,316)	(358,750)	—	—

(1)
The carrying value of our revolving credit facility and senior notes include $3.5 million and $6.7 million, respectively, as of June 30, 2015, and our revolving credit facility includes $3.6 million as of December 31, 2014, of debt issuance costs which are presented as a direct reduction of the corresponding liability.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

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

        The financing receivables as of June 30, 2015 are presented in our consolidated balance sheet within other non-current assets and principally pertains to a convertible secured loan to CLC that matures five years subsequent to the funding date with interest payable monthly. The loan was funded in October of 2014. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion. The carrying value of this financing receivable approximates fair value through inputs inherent to the originating value of this loan, such as interest rates and ongoing credit risk accounted for through non-recurring adjustments for estimated credit losses as necessary (Level 2). The stated interest rate on this loan is comparable to market rate. Interest is recognized within our "Interest income" line item in our consolidated statement of income for the three months ended June 30, 2015.

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

        Investments in marketable securities consist of marketable securities (mutual funds) related to a deferred compensation plan that is funded in a Rabbi trust as of June 30, 2015 and classified as other noncurrent assets in the accompanying consolidated balance sheets. This deferred compensation plan was created and funded in connection with the HVO acquisition. Participants in the deferred compensation plan unilaterally determine how their compensation deferrals are invested within the confines of the Rabbi trust which holds the marketable securities. Consequently, management has designated these marketable securities as trading investments, as allowed by applicable accounting guidance, even though there is no intent by ILG to actively buy or sell securities with the objective of generating profits on short-term differences in market prices. These marketable securities are recorded at a fair value of $11.8 million as of June 30, 2015 based on quoted market prices in active markets for identical assets (Level 1). Unrealized trading gains for the three and six months ended June 30, 2015 were less than $0.1 million and $0.3 million, respectively, with an accompanying offsetting adjustment to employee compensation expense, and are each included within general and administrative expenses in the accompanying consolidated statement of income. See Note 11 for further discussion in regards to this deferred compensation plan.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        Borrowings under our senior notes (issued April 2015) and revolving credit facility are carried at historical cost and adjusted for principal payments. The fair value of our senior notes was estimated at June 30, 2015 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our senior notes (Level 2). The carrying value of the outstanding balance under our revolving credit facility, exclusive of debt issuance costs, approximates fair value as of June 30, 2015 and December 31, 2014 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

NOTE 10—EQUITY

        ILG has 300 million authorized shares of common stock, par value of $0.01 per share. At June 30, 2015, there were 59.8 million shares of ILG common stock issued, of which 57.5 million are outstanding with 2.4 million shares held as treasury stock. At December 31, 2014, there were 59.5 million shares of ILG common stock issued, of which 57.1 million were outstanding with 2.4 million shares held as treasury stock.

        ILG has 25 million authorized shares of preferred stock, par value of $0.01 per share, none of which are issued or outstanding as of June 30, 2015 and December 31, 2014. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

Dividend Declared

        In February and May of 2015, our Board of Directors declared a quarterly dividend payment of $0.12 per share paid in March and June of 2015, respectively, amounting to $6.9 million each.

        In August 2015, our Board of Directors declared a $0.12 per share dividend payable September 15, 2015 to shareholders of record on September 1, 2015.

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

JUNE 30, 2015

(Unaudited)

NOTE 10—EQUITY (Continued)

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

        During the year ended December 31, 2014, we repurchased 0.7 million shares of common stock for $14.1 million, including commissions. As of June 30, 2015, the remaining availability for future repurchases of our common stock was $25.0 million. There were no repurchases of common stock during the six months ended June 30, 2015.

Accumulated Other Comprehensive Loss

        Pursuant to final guidance issued by the FASB in February of 2013, entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the three and six months ended June 30, 2015, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments as disclosed in our accompanying consolidated statements of comprehensive income.

Noncontrolling Interests

Noncontrolling Interest—VRI Europe

        In connection with the VRI Europe transaction on November 4, 2013, CLC was issued a noncontrolling interest in VRI Europe representing 24.5% of the business, which was determined based on the purchase price paid by ILG for its 75.5% ownership interest as of the acquisition date. As of June 30, 2015 and December 31, 2014, this noncontrolling interest amounts to $34.3 million and $33.3 million, respectively, and is presented on our consolidated balance sheets as a component of equity. The change from December 31, 2014 to June 30, 2015 relates to the recognition of the noncontrolling interest holder's proportional share of VRI Europe's earnings and the translation effect on the foreign currency based amount.

        The parties have agreed not to transfer their interests in VRI Europe or CLC's related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG's VRI Europe shares in connection with a sale of the entire CLC resort business subject to achieving minimum returns and a preemptive right by ILG. As of June 30, 2015, there have been no changes in ILG's ownership interest in VRI Europe.

        Additionally, in connection with this arrangement, ILG and CLC entered into a loan agreement whereby ILG made available to CLC a convertible secured loan facility of $15.1 million that matures

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 10—EQUITY (Continued)

five years subsequent to the funding date with interest payable monthly. This loan was funded during the fourth quarter of 2014. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion, which would allow for settlement of the loan in CLC's shares of VRI Europe for contractually determined equivalent value. ILG has the right to exercise this share option at any time prior to maturity of the loan; however, the equivalent value for these shares would be measured at a 20% premium to its acquisition date value. We have determined the value of this embedded derivative is not material to warrant bifurcating from the host instrument (loan) at this time.

Noncontrolling Interest—Hyatt Vacation Ownership

        In connection with the HVO acquisition on October 1, 2014, ILG assumed a noncontrolling interest in a joint venture entity, which we fully consolidate, formed for the purpose of developing and selling vacation ownership interests. The fair value of the noncontrolling interest at acquisition was determined based on the noncontrolling party's ownership interest applied against the fair value allocated to the respective joint venture entity. As of June 30, 2015 and December 31, 2014, this noncontrolling interest amounted to $2.5 million and $3.1 million, respectively, and is presented on our consolidated balance sheets as a component of equity.

NOTE 11—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to Internal Revenue Service ("IRS") restrictions. Matching contributions for the ILG plan were approximately $0.7 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and $1.2 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 49,260 share units were outstanding at June 30, 2015. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

        Effective October 1, 2014, a non-qualified deferred compensation plan (the "DCP") was established to allow certain eligible employees of ILG an option to defer compensation on a tax-deferred basis. The establishment of the DCP was intended to receive a transfer of deferred

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 11—BENEFIT PLANS (Continued)

compensation liabilities in connection with the acquisition of HVO. Participants in the DCP are currently limited to certain HVO employees. These participants make an election prior to the first of each year to defer an amount of compensation payable for services to be rendered begin ning in the next calendar year, or to receive distributions. Participants are fully vested in all amounts held in their individual accounts. The DCP is fully funded in a Rabbi trust. The Rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi trust are not available for general corporate purposes. Amounts in the Rabbi trust are invested in mutual funds, as selected by participants, which are designated as trading securities and carried at fair value. Subsequent to the acquisition of HVO, there was a net transfer of $10.6 million into the Rabbi trust related to participants acquired with the acquisition. As of June 30, 2015, the fair value of the investments in the Rabbi trust was $11.8 million which is recorded in other non-current assets with the corresponding deferred compensation liability recorded in other long-term liabilities in the consolidated balance sheet. We recorded unrealized gains of less than $0.1 million and $0.3 million for the three and six months ended June 30, 2015, respectively, to general and administrative expense related to the investment gains, and a charge to compensation expense also within general and administrative expense related to the increase in deferred compensation liabilities to reflect the DCP liability, in the consolidated statement of income.

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

JUNE 30, 2015

(Unaudited)

NOTE 12—STOCK-BASED COMPENSATION (Continued)

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

        Under the ILG 2013 Stock and Incentive Compensation Plan, the maximum aggregate number of shares of common stock reserved for issuance as of adoption is 4.1 million shares, less one share for every share granted under any prior plan after December 31, 2012. As of June 30, 2015, ILG has 2.4 million shares available for future issuance under the 2013 Stock and Incentive Compensation Plan.

        During the first half of 2015 and 2014, the Compensation Committee granted approximately 423,000 and 390,000 RSUs, respectively, vesting over three to five years, to certain officers and employees of ILG and its subsidiaries. Of these RSUs granted in 2015 and 2014, approximately 105,000 and 116,000 cliff vest in three to five years and approximately 54,000 and 84,000 of these RSUs, respectively, are subject to performance criteria that could result between 0% and 200% of these awards being earned either based on defined adjusted EBITDA or relative total shareholder return targets over the respective performance period, as specified in the award document.

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

        Non-cash compensation expense related to RSUs for the three months ended June 30, 2015 and 2014 was $3.4 million and $2.6 million, respectively, and $6.9 million and $5.5 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, there was approximately $24.2 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 2.0 years.

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

JUNE 30, 2015

(Unaudited)

NOTE 12—STOCK-BASED COMPENSATION (Continued)

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of sales	$203	$173	$433	$383
Selling and marketing expense	408	334	881	697
General and administrative expense	2,801	2,126	5,620	4,400

Non-cash compensation expense	$3,412	$2,633	$6,934	$5,480

        The following table summarizes RSU activity during the six months ended June 30, 2015:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1, 2015	1,694	$20.23
Granted	520	26.08
Vested	(532)	17.25
Forfeited	(5)	20.57

Non-vested RSUs at June 30, 2015	1,677	$23.00

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

JUNE 30, 2015

(Unaudited)

NOTE 13—INCOME TAXES (Continued)

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

        For the three and six months ended June 30, 2015, ILG recorded income tax provisions for continuing operations of $9.7 million and $24.1 million, respectively, which represent effective tax rates of 36.1% and 36.0% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

        For the three and six months ended June 30, 2014, ILG recorded income tax provisions for continuing operations of $10.7 million and $25.0 million, respectively, which represent effective tax rates of 35.5% and 36.2% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

        As of June 30, 2015, there were no material changes to ILG's unrecognized tax benefits and related interest. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense.

        ILG files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. ILG's federal consolidated tax return for the period ended December 31, 2012 was under examination by the IRS. During the second quarter of 2015, this examination was closed. As of June 30, 2015, no open tax years are currently under examination by the IRS or any material state and local jurisdictions.

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

JUNE 30, 2015

(Unaudited)

NOTE 14—SEGMENT INFORMATION (Continued)

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

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Exchange and Rental:
Transaction revenue	$47,139	$47,315	$104,203	$103,426
Membership fee revenue	31,579	31,602	63,127	63,420
Ancillary member revenue	1,402	1,709	2,801	3,332

Total member revenue	80,120	80,626	170,131	170,178
Other revenue	8,866	6,314	17,571	12,107
Rental management revenue	11,411	10,035	25,611	23,960
Pass-through revenue	24,200	19,827	46,921	40,645

Total revenues	124,597	116,802	260,234	246,890
Cost of sales	49,518	44,782	100,742	93,807

Gross profit	75,079	72,020	159,492	153,083
Selling and marketing expense	15,528	13,824	30,849	28,256
General and administrative expense	25,931	25,540	52,006	50,259
Amortization expense of intangibles	2,155	1,751	4,310	3,580
Depreciation expense	3,896	3,694	7,722	7,305

Segment operating income	$27,569	$27,211	$64,605	$63,683

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 14—SEGMENT INFORMATION (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Vacation Ownership:
Management fee revenue	$24,855	$22,308	$49,913	$44,995
Vacation ownership sales and financing revenue	10,875	—	19,471	—
Pass-through revenue	13,418	4,418	28,679	8,684

Total revenue	49,148	26,726	98,063	53,679
Cost of sales	30,905	14,979	62,038	29,804

Gross profit	18,243	11,747	36,025	23,875
Selling and marketing expense	3,050	(16)	5,937	122
General and administrative expense	9,610	5,711	19,430	12,429
Amortization expense of intangibles	1,359	1,144	2,705	2,281
Depreciation expense	432	182	875	364

Segment operating income	$3,792	$4,726	$7,078	$8,679

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated:
Revenue	$173,745	$143,528	$358,297	$300,569
Cost of sales	80,423	59,761	162,780	123,611

Gross profit	93,322	83,767	195,517	176,958
Direct segment operating expenses	61,961	51,830	123,834	104,596

Operating income	$31,361	$31,937	$71,683	$72,362

        Selected financial information by reporting segment is presented below (in thousands). Total assets for our Exchange and Rental segment as of December 31, 2014 have been recast pursuant to ASU 2015-03 with regards to the presentation of debt issuance costs as a contra long-term debt item. See Note 8 for additional discussion.

	June 30, 2015	December 31, 2014
Total Assets:
Exchange and Rental	$939,022	$928,081
Vacation Ownership	387,287	395,921

Total	$1,326,309	$1,324,002

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 14—SEGMENT INFORMATION (Continued)

Geographic Information

        We conduct operations through offices in the U.S. and 15 other countries. For the six months ended June 30, 2015 and 2014 revenue is sourced from over 100 countries worldwide. Other than the United States and Europe, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for three and six months ended June 30, 2015 and 2014.

        Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented in the table below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
United States	$144,388	$110,528	$298,079	$232,228
Europe	16,618	17,465	34,468	36,708
All other countries(1)	12,739	15,535	25,750	31,633

Total	$173,745	$143,528	$358,297	$300,569

(1)
Includes countries within the following continents: Africa, Asia, Australia, North America and South America.

	June 30, 2015	December 31, 2014
Long-lived assets (excluding goodwill and intangible assets):
United States	$80,970	$81,291
Europe	4,722	4,884
All other countries	419	426

Total	$86,111	$86,601

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 15—COMMITMENTS AND CONTINGENCIES (Continued)

        Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. At June 30, 2015, guarantees, surety bonds and letters of credit totaled $83.4 million, with the highest annual amount of $58.8 million occurring in year one. The total includes a guarantee by us of up to $36.7 million of the construction loan for the Maui project. This amount represents the maximum exposure under guarantee related to this construction loan from a legal perspective; however, our reasonable expectation of our exposure under this guarantee based on the agreements among guarantors is proportionally reduced by our ownership percentage in the Maui project to $20.7 million as of June 30, 2015. Additionally, the total also includes maximum exposure under guarantees of $34.1 million primarily relating to our vacation rental business's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the rental management activities that are entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other party.

        In addition, certain of our rental management agreements provide that owners receive specified percentages of the rental revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of June 30, 2015, future amounts are not expected to be significant either individually or in the aggregate.

        Additionally, as of June 30, 2015, our letters of credit totaled $8.3 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letter of credits provide alternate assurance on amounts required to be held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

        Our operating and purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of June 30, 2015, amounts pending reimbursements are not significant.

European Union Value Added Tax Matter

        In 2009, the European Court of Justice issued a judgment related to Value Added Tax ("VAT") in Europe against an unrelated party. The judgment affects companies who transact within the European Union ("EU"), specifically providers of vacation interest exchange services, and altered the manner in

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2015

(Unaudited)

NOTE 15—COMMITMENTS AND CONTINGENCIES (Continued)

which our Exchange and Rental segment accounts for VAT on its revenues as well as to which EU country VAT is owed.

        As of June 30, 2015 and December 31, 2014, ILG had an accrual of $1.4 million and $2.3 million, respectively, representing the net exposure of any VAT reclaim refund receivable and accrued VAT liabilities related to this matter. The net change in the accrual primarily relates to the resolution with the respective taxing authority of a specific methodology that is to be utilized, and to a decrease in the change in estimate primarily to update the periods for which the accrued VAT liabilities are due, as well as the effect of foreign currency remeasurements. The change in estimate resulted in favorable adjustments of $0.2 million and $1.2 million for the three and six months ended June 30, 2015, respectively, and $0.1 million and $0.6 million for the three and six months ended June 30, 2014, respectively, to our consolidated statements of income.

        Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities as of June 30, 2015 may range from $1.4 million up to approximately $2.6 million based on quarter-end exchange rates. ILG believes that the $1.4 million accrual at June 30, 2015 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

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

        Actual results could differ materially from those contained in the forward-looking statements included in this quarterly report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for, or insolvency of developers; consolidation of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns; changes in our senior management; regulatory changes; our ability to compete effectively and successfully add new products and services; our ability to successfully manage and integrate acquisitions; the occurrence of a change in control event under the master license agreement with Hyatt; our failure to comply with designated Hyatt® brand standards with respect to the operation of the Hyatt Vacation Ownership business; our ability to market vacation ownership interests successfully and efficiently; impairment of assets; the restrictive covenants in our revolving credit facility and senior notes; adverse events or trends in key vacation destinations; business interruptions in connection with our technology systems; ability of managed homeowners' associations to collect sufficient maintenance fees; third parties not repaying advances or extensions of credit; fluctuations in currency exchange rates; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of our 2014 Annual Report on Form 10-K and in Part II of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

GENERAL

        The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three and six months ended June 30, 2015. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this report as well as our 2014 Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). This discussion includes the following sections:

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

Exchange & Rental Services

        Interval, the principal business in our Exchange and Rental segment, has been a leader in the vacation exchange services industry since its founding in 1976. As of June 30, 2015, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

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

International Revenue

        International revenue decreased in the three and six months ended June 30, 2015 by 11.0% and 11.9%, respectively compared to the same periods in 2014. As a percentage of our total revenue, international revenue decreased in the three and six months ended June 30, 2015 to 16.9% and 16.8%, respectively, from 23.0% and 22.7% compared to the same periods in 2014. In constant currency, international revenue decreased 1.1% and 2.6% in the quarter and year-to-date 2015 period compared to last year, while as a percentage of our total revenue it decreased to 18.4% and 18.3%, respectively. The decrease in international revenue in constant currency as a percentage of total revenue in 2015 is attributable to revenue from our HVO acquisition consummated in October 2014 which is entirely U.S. revenue.

        Constant currency represents current period results of operations determined by translating our functional currency results to U.S. dollars (our reporting currency) using the actual prior period blended rate of translation from the comparable prior period. We believe that the presentation of our results of operations excluding the effect of foreign currency translations serves to enhance the understanding of our performance, improves transparency of our disclosures, provides meaningful presentations of our results from our business operations by excluding this effect not related to our core business operations and improves the period to period comparability of results from business operations.

Other Factors Affecting Results

Exchange & Rental

        While fewer new projects have been constructed in the last several years, we are beginning to see more activity that generates new members. In addition, developers and homeowners' associations have been taking back vacation ownership interests which are available to be sold again. This allows developers to continue to generate sales revenues without significant capital expenditure for development. However, a high proportion of sales by developers continues to be to their existing owners, which does not result in new members to the Interval Network.

        Our 2015 results continue to be negatively affected by a shift in the percentage mix of the Interval Network membership base from traditional and direct renewal members to corporate members. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate; however, these members tend to have a lower propensity to transact with us. Membership mix as of June 30, 2015 included 58% traditional and 42% corporate members, compared to 59% and 41%, respectively, as of June 30, 2014.

        Our Exchange and Rental segment results are susceptible to variations in economic conditions, particularly in its largest vacation rental market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii increased 4.5% for the six months ended June 30, 2015 (latest available data) compared to the comparable period in the prior year. Applying the change to the calculation of revenue per available room ("RevPAR") discussed in the revenue section of our Results of Operations below to the prior year period, average daily rate ("ADR") at Aston and Aqua in Hawaii for the three and six months ended June 30, 2015 rose 8.3% and 5.7% from last year, respectively, which led to an increase of 11.7% and 8.1% in RevPAR, respectively, when compared to the same period in 2014.

        As of the latest forecast (May 2015), the Hawaii Department of Business, Economic Development and Tourism forecasts increases of 2.5% in visitors to Hawaii and 2.0% in visitor expenditures in 2015 over 2014.

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

RESULTS OF OPERATIONS

Revenue

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	Three Months Ended June 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental
Transaction revenue	$47,139	(0.4)%	$47,315
Membership fee revenue	31,579	(0.1)%	31,602
Ancillary member revenue	1,402	(18.0)%	1,709

Total member revenue	80,120	(0.6)%	80,626
Other revenue	8,866	40.4%	6,314
Rental management revenue	11,411	13.7%	10,035
Pass-through revenue	24,200	22.1%	19,827

Total Exchange and Rental revenue	124,597	6.7%	116,802

Vacation Ownership
Management fee revenue	$24,855	11.4%	$22,308
Sales and financing revenue	10,875	N/M	—
Pass-through revenue	13,418	203.7%	4,418

Total Vacation Ownership revenue	49,148	83.9%	26,726

Total ILG revenue	$173,745	21.1%	$143,528

        Revenue for the three months ended June 30, 2015 of $173.7 million increased $30.2 million, or 21.1%, compared to revenue of $143.5 million in 2014. Exchange and Rental segment revenue of $124.6 million increased $7.8 million, or 6.7%, and Vacation Ownership segment revenue of $49.1 million increased $22.4 million, or 83.9%, in the quarter compared to the prior year quarter. On a constant currency basis, ILG revenue for the current quarter would have been $177.0 million, an increase of 23.3% over the prior year quarter.

Exchange and Rental

        Exchange and Rental segment revenue increased $7.8 million, or 6.7%, in the second quarter of 2015 compared to 2014. This increase is primarily due to incremental revenue attributable to our HRC business (acquired in October 2014) which drove an increase of $2.6 million in other revenue. In addition, rental management revenue was higher by $1.4 million, or 13.7%, over the prior year and pass-through revenue increased by $4.4 million to $24.2 million for the quarter. Membership fee and transaction revenue in the quarter were relatively consistent with the prior year. Further details on the components of this quarter's net increase in revenue are as follows:

  •
  Increase in pass-through revenue of $4.4 million, or 22.1%, in the quarter compared to prior year. Pass-through revenue (and related expenses) represents reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners associations without mark-up. The increase in pass-through revenue in the quarter is largely attributable to new property management contracts secured subsequent to the second quarter of 2014.

  •
  Increase in other revenue of $2.6 million primarily attributable to the inclusion of the HRC business in our results subsequent to its acquisition. Specifically, HRC rental revenue is included within this revenue line item.

  •
  Rental management revenue earned from managed hotel and condominium resort properties at Aston and Aqua increased $1.4 million, or 13.7%, in the quarter. Aston and Aqua combined RevPAR was $106.01, an increase of 2.7% over prior year's RevPAR of $103.24. The increase in RevPAR was driven by stronger RevPAR in Hawaii, partly offset by newly-acquired rental management contracts on the mainland which operate at a lower RevPAR yet contributed favorably to the overall increase in rental management revenue. On a Hawaii-only basis, RevPAR increased 11.7% to $118.51 in the quarter compared to $106.08 in the prior year. The increase in Hawaii-only RevPAR was driven by 8.3% higher average daily rate and a 3.1% increase in occupancy in the quarter compared to last year. With regards to the prior RevPAR figures, effective January 1, 2015, a change in industry reporting standards now precludes certain resort fees from being included within gross lodging revenue. Consequently, this reporting change impacts the year-over-year comparability of RevPAR and, therefore, we have recast prior year RevPAR figures for purposes of this comparison. Additionally, certain revisions resulting from a refinement in our calculation of RevPAR pursuant to industry reporting standards are included in the recast prior year RevPAR figures.

  •
  Transaction revenue of $47.1 million in the quarter was relatively consistent with the prior year and was driven by incremental HRC transactions, partly offset by lower revenue from exchanges and Getaways of $0.5 million. Lower transaction revenue from exchanges and Getaways was driven by a decline in transaction volume of 2.4%. Lower transaction volume is related to the shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity.

  •
  Membership fee revenue of $31.6 million in the quarter was relatively consistent with the prior year and was driven by the inclusion of the HRC business subsequent to its acquisition and the continued improvement in the member base penetration of our Platinum and Club Interval products. These increases were mitigated by the continued shift in the percentage mix of our membership base from traditional to corporate members as well as the impact of less favorable terms related to the multi-year renewal of certain large developer clients in the prior year taking effect in the current period. Total active members in the Interval Network at June 30, 2015 remained relatively consistent with the prior year at approximately 1.82 million members.

  •
  Overall Interval Network average revenue per member was $44.17 in the quarter, which was relatively consistent with average revenue per member of $44.36 in the prior year period.

Vacation Ownership

        The increase of $22.4 million, or 83.9%, in segment revenue for the second quarter of 2015 reflects increases over the prior year of $10.9 million of incremental vacation ownership sales and financing revenue and $9.0 million in pass-through revenue, entirely related to the HVO acquisition, as well as $2.5 million in management fee revenue. The increase in management fee revenue is a result of incremental revenue from our HVO acquisition in October 2014, partly offset by the foreign currency negative impact of translating the results of our European vacation ownership management businesses into U.S. dollars as part of consolidating our results. This unfavorably impacted revenue by approximately $2.8 million in the quarter, driven by the weakening of foreign currencies compared to the U.S. dollar. On a constant currency basis, total revenue and revenue excluding pass-through for this segment would have been $51.9 million and $38.5 million, respectively, an increase of 94.2% and 72.5% over the prior year quarter.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	Six Months Ended June 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental
Transaction revenue	$104,203	0.8%	$103,426
Membership fee revenue	63,127	(0.5)%	63,420
Ancillary member revenue	2,801	(15.9)%	3,332

Total member revenue	170,131	(0.0)%	170,178
Other revenue	17,571	45.1%	12,107
Rental management revenue	25,611	6.9%	23,960
Pass-through revenue	46,921	15.4%	40,645

Total Exchange and Rental revenue	260,234	5.4%	246,890

Vacation Ownership
Management fee revenue	$49,913	10.9%	$44,995
Sales and financing revenue	19,471	N/M	—
Pass-through revenue	28,679	230.3%	8,684

Total Vacation Ownership revenue	98,063	82.7%	53,679

Total ILG revenue	$358,297	19.2%	$300,569

        Revenue for the six months ended June 30, 2015 of $358.3 million increased $57.7 million, or 19.2%, compared to revenue of $300.6 million in 2014. Exchange and Rental segment revenue of $260.2 million increased $13.3 million, or 5.4%, and Vacation Ownership segment revenue of $98.1 million increased $44.4 million, or 82.7%, in the period compared to prior year. On a constant currency basis, ILG revenue for the first half of 2015 would have been $364.6 million, an increase of 21.3% over the prior year.

Exchange and Rental

        Exchange and Rental segment revenue increased $13.3 million, or 5.4%, in 2015 compared to 2014. This increase is primarily due to incremental revenue attributable to our HRC business (acquired in October 2014) which drove an increase of $5.5 million in other revenue and $0.8 million in transaction revenue. Additionally, our rental businesses drove rental management revenue higher by $1.7 million, or 6.9%, over the prior year and pass-through revenue of $46.9 million in the period was higher by $6.3 million. These increases were partly offset by $0.3 million of lower membership fee revenue. Further details on the components of this period's net increase in revenue are as follows:

  •
  Increase in pass-through revenue of $6.3 million, or 15.4%, in 2015 compared to prior year. The increase in pass-through revenue in the period is largely attributable to new property management contracts secured subsequent to the second quarter of 2014.

  •
  Increase in other revenue of $5.5 million primarily attributable to the inclusion of the HRC business in our results subsequent to its acquisition. Specifically, HRC rental revenue is included within this revenue line item. In addition, the increase in other revenue reflects higher rental transaction activity generated outside of the Interval Network.

  •
  Rental management revenue earned from managed hotel and condominium resort properties at Aston and Aqua increased $1.7 million, or 6.9%, in the period. Aston and Aqua combined RevPAR was $116.86, in-line with prior year's RevPAR of $116.89. The change in RevPAR is largely a result of newly-acquired rental management contracts on the mainland which operate at a lower RevPAR yet contributed favorably to the overall increase in rental management revenue, offset by stronger RevPAR in Hawaii. On a Hawaii-only basis, RevPAR increased 8.1% to $130.73 in the period compared to $120.96 in the prior year. The increase in Hawaii-only RevPAR was driven by 5.7% higher average daily rate and a 2.3% increase in occupancy in the period compared to prior year. With regards to the prior year RevPAR figures, effective January 1, 2015, a change in industry reporting standards now precludes certain resort fees from being included within gross lodging revenue. Consequently, this reporting change impacts the year-over-year comparability of RevPAR and, therefore, we have recast prior year RevPAR figures for purposes of this comparison. Additionally, certain revisions resulting from a refinement in our calculation of RevPAR pursuant to industry reporting standards are included in the recast prior year RevPAR figures.

  •
  Higher transaction revenue of $0.8 million primarily related to an increase in revenue from exchanges and Getaways, as well as incremental HRC transactions. Higher transaction revenue from exchanges and Getaways was driven by an increase of 1.4% in average fee per Interval Network transaction, partly offset by a decline in transaction volume of 2.1%. Lower transaction volume is related to the shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity.

  •
  Lower membership fee revenue of $0.3 million in the period reflects the continued shift in the percentage mix of our membership base from traditional to corporate members as well as the impact of less favorable terms related to the multi-year renewal of certain large developer clients in the prior year taking effect in the current period. This was partly offset by the inclusion of the HRC business subsequent to its acquisition and the continued improvement in the member base penetration of our Platinum and Club Interval products.

  •
  Overall Interval Network average revenue per member was $94.04 in the first half of 2015, which was relatively consistent with average revenue per member of $93.68 in the prior year period.

Vacation Ownership

        The increase of $44.4 million, or 82.7%, in segment revenue for 2015 reflects increases over the prior year of $19.5 million of incremental vacation ownership sales and financing revenue and $20.0 million in pass-through revenue, entirely related to the HVO acquisition, as well as $4.9 million in management fee revenue. The increase in management fee revenue is a result of incremental revenue from our HVO acquisition in October 2014, partly offset by the foreign currency negative impact of translating the results of our European vacation ownership management businesses into U.S. dollars as part of consolidating our results. This unfavorably impacted revenue by approximately $6.3 million in the current year, driven by the weakening of foreign currencies compared to the U.S. dollar. On a constant currency basis, total revenue and revenue excluding pass-through for this segment would have been $103.3 million and $74.6 million, respectively, an increase of 92.4% and 65.8% over the prior year period.

Cost of Sales

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	Three Months Ended June 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental
Exchange and rental expenses	$25,318	1.5%	$24,955
Pass-through expenses	24,200	22.1%	19,827

Total Exchange and Rental cost of sales	49,518	10.6%	44,782

Gross margin	60.3%	(2.3)%	61.7%
Gross margin without pass-through revenue/expenses	74.8%	0.7%	74.3%
Vacation Ownership
Management, sales and financing expenses	17,487	65.6%	10,561
Pass-through expenses	13,418	203.7%	4,418

Total Vacation Ownership cost of sales	30,905	106.3%	14,979

Gross margin	37.1%	(15.6)%	44.0%
Gross margin without pass-through revenue/expenses	51.1%	(3.0)%	52.7%

Total ILG cost of sales	$80,423	34.6%	$59,761

As a percentage of total revenue	46.3%	11.2%	41.6%
As a percentage of total revenue excluding pass-through revenue	59.1%	17.9%	50.1%
Gross margin	53.7%	(8.0)%	58.4%
Gross margin without pass-through revenue/expenses	68.6%	(2.4)%	70.2%

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

        Cost of sales for the three months ended June 30, 2015 increased $20.7 million from 2014, consisting of increases of $4.7 million from our Exchange and Rental segment and $15.9 million from our Vacation Ownership segment. Overall gross margin decreased by 465 basis points to 53.7% in the quarter compared to last year. The decrease in overall gross margin is due to the incremental gross profit contribution from our lower-margin Vacation Ownership segment relative to total ILG gross profit.

Exchange and Rental

        Gross margin for the Exchange and Rental segment in the quarter decreased 140 basis points to 60.3% when compared to the prior year. However, excluding the effect of pass-through revenue, gross margin of 74.8% in the quarter was higher by 52 basis points when compared to the prior year. Cost of sales for this segment rose $4.7 million, or 10.6%, from 2014 primarily resulting from $4.4 million of higher pass-through expenses at our rental management businesses as a result of new resort management contracts and the inclusion of the HRC business subsequent to its October 1, 2014 acquisition. This change was partly offset by a decrease in call center costs and $0.4 million of lower purchased rental inventory expense. The decline in purchased rental inventory expense was principally due to lower average cost per unit of inventory purchased.

Vacation Ownership

        The increase of $15.9 million in cost of sales from the Vacation Ownership segment was attributable to the incremental costs of $18.0 million resulting from our HVO acquisition. Of this amount, $9.7 million represented incremental HVO pass-through expenses. This increase was partly offset by lower cost of sales at our other vacation ownership management businesses in the quarter largely attributable to the foreign currency impact of translating the results of our European vacation ownership management businesses into U.S. dollars as part of consolidating our results. This decreased cost of sales by approximately $1.5 million in the quarter on a constant currency basis.

        Gross margin of 37.1% for this segment decreased by 683 basis points when compared to the prior year. Excluding the effect of pass-through revenue, gross margin for this segment was 51.1% in the quarter compared to 52.7% last year largely resulting from the incremental gross profit contribution from HVO relative to total segment gross profit, specifically our vacation ownership sales and financing business which operates at a lower gross margin.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	Six Months Ended June 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental
Exchange and rental expenses	$53,821	1.2%	$53,162
Pass-through expenses	46,921	15.4%	40,645

Total Exchange and Rental cost of sales	100,742	7.4%	93,807

Gross margin	61.3%	(1.2)%	62.0%
Gross margin without pass-through revenue/expenses	74.8%	0.7%	74.2%
Vacation Ownership
Management, sales and financing expenses	33,359	57.9%	21,120
Pass-through expenses	28,679	230.3%	8,684

Total Vacation Ownership cost of sales	62,038	108.2%	29,804

Gross margin	36.7%	(17.4)%	44.5%
Gross margin without pass-through revenue/expenses	51.9%	(2.1)%	53.1%

Total ILG cost of sales	$162,780	31.7%	$123,611

As a percentage of total revenue	45.4%	10.5%	41.1%
As a percentage of total revenue excluding pass-through revenue	57.6%	17.0%	49.2%
Gross margin	54.6%	(7.3)%	58.9%
Gross margin without pass-through revenue/expenses	69.2%	(1.8)%	70.4%

        Cost of sales for the six months ended June 30, 2015 increased $39.2 million from 2014, consisting of increases of $6.9 million from our Exchange and Rental segment and $32.2 million from our Vacation Ownership segment. Overall gross margin decreased by 431 basis points to 54.6% in the period compared to last year. The decrease in overall gross margin is due to the incremental gross profit contribution from our lower-margin Vacation Ownership segment relative to total ILG gross profit.

Exchange and Rental

        Gross margin for the Exchange and Rental segment in the first half of 2015 decreased 72 basis points to 61.3% when compared to the prior year. However, excluding the effect of pass-through revenue, gross margin of 74.8% in the period was higher by 55 basis points when compared to the prior year. Cost of sales for this segment rose $6.9 million, or 7.4%, from 2014 primarily resulting from $6.3 million of higher pass-through expenses at our rental management businesses as a result of new resort management contracts and the inclusion of the HRC business subsequent to its October 1, 2014 acquisition. This change was partly offset by a decrease in call center costs and $0.7 million of lower purchased rental inventory expense. The decline in purchased rental inventory expense was principally due to lower average cost per unit of inventory purchased.

Vacation Ownership

        The increase of $32.2 million in cost of sales from the Vacation Ownership segment was attributable to the incremental costs of $36.5 million resulting from our HVO acquisition. Of this amount, $21.3 million represented incremental HVO pass-through expenses. This increase was partly offset by lower cost of sales at our other vacation ownership management businesses in the period largely attributable to the foreign currency impact of translating the results of our European vacation ownership management businesses into U.S. dollars as part of consolidating our results. This decreased cost of sales by approximately $2.8 million in the period on a constant currency basis.

        Gross margin of 36.7% for this segment decreased by 774 basis points when compared to the prior year. Excluding the effect of pass-through revenue, gross margin for this segment was 51.9% in the period compared to 53.1% last year largely resulting from the incremental gross profit contribution from HVO relative to total segment gross profit, specifically our vacation ownership sales and financing business which operates at a lower gross margin.

Selling and Marketing Expense

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	Three Months Ended June 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental	$15,528	12.3%	$13,824
Vacation Ownership	3,050	NM	(16)

Total ILG selling and marketing expense	$18,578	34.5%	$13,808

As a percentage of total revenue	10.7%	11.1%	9.6%
As a percentage of total revenue excluding pass-through revenue	13.6%	17.9%	11.6%

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

        Selling and marketing expense in the second quarter of 2015 increased $4.8 million, or 34.5%, compared to 2014. Higher sales and marketing spend of $1.7 million in our Exchange and Rental segment is primarily attributable to a shift in the timing for mailing an Interval Network magazine into the second quarter compared to the prior year's distribution schedule. The increase of $3.1 million in our Vacation Ownership segment principally pertains to incremental costs associated with our vacation ownership selling and marketing efforts subsequent to the acquisition of HVO in October 2014.

        As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense increased 107 and 207 basis points, respectively, during the quarter compared to the prior year.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	Six Months Ended June 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental	$30,849	9.2%	$28,256
Vacation Ownership	5,937	NM	122

Total ILG selling and marketing expense	$36,786	29.6%	$28,378

As a percentage of total revenue	10.3%	8.7%	9.4%
As a percentage of total revenue excluding pass-through revenue	13.0%	15.2%	11.3%

        Selling and marketing expense in the first half of 2015 increased $8.4 million, or 29.6%, compared to 2014. Higher sales and marketing spend of $2.6 million in our Exchange and Rental segment is attributable to a shift in the timing for mailing an Interval Network magazine into the second quarter compared to the prior year's distribution schedule, as well as increased marketing fees related to developer contract renewals executed in 2014. The increase of $5.8 million in our Vacation Ownership segment principally pertains to incremental costs associated with our vacation ownership selling and marketing efforts subsequent to the acquisition of HVO in October 2014.

        As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense increased 83 and 172 basis points, respectively, during the period compared to the prior year.

General and Administrative Expense

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	Three Months Ended June 30,
	2015	% Change	2014
	(Dollars in thousands)
General and administrative expense	$35,541	13.7%	$31,251
As a percentage of total revenue	20.5%	(6.1)%	21.8%
As a percentage of total revenue excluding pass-through revenue	26.1%	(0.3)%	26.2%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, as well as facilities costs, fees for professional services and other company-wide benefits.

        General and administrative expense in the second quarter of 2015 increased $4.3 million from 2014 predominately due to incremental expenses of $4.5 million from the inclusion of HVO in our results of operations. Additionally, excluding HVO, compensation and other employee-related costs rose by $1.1 million in the period in part attributable to a rise in health and welfare costs resulting from higher self-insured claim activity, partly offset by lower professional fees (primarily associated with acquisition related activities) of $1.2 million compared to prior year.

        As a percentage of total revenue and total revenue excluding pass-through revenue, general and administrative expense decreased 132 and 9 basis points, respectively, during the quarter compared to the prior year.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	Six Months Ended June 30,
	2015	% Change	2014
	(Dollars in thousands)
General and administrative expense	$71,436	14.0%	$62,688
As a percentage of total revenue	19.9%	(4.4)%	20.9%
As a percentage of total revenue excluding pass-through revenue	25.3%	1.3%	25.0%

        General and administrative expense in the first half of 2015 increased $8.7 million from 2014 predominately due to incremental expenses of $8.9 million from the inclusion of HVO in our results of operations. Additionally, excluding HVO, compensation and other employee-related costs rose by $3.4 million in the period, partly offset by lower professional fees (primarily associated with acquisition related activities) of $2.3 million and $1.2 million of lower restructuring expenses incurred in the prior year which consisted mainly of estimated costs of exiting contractual commitments and costs associated with workforce reorganizations.

        The $3.4 million increase in overall compensation and other employee-related costs (excluding HVO) was primarily due to an increase of $0.8 million in non-cash compensation expense, a rise in health and welfare insurance expense of $0.5 million resulting from higher self-insured claim activity during the period and higher salary and other employee-related costs.

        As a percentage of total revenue and total revenue excluding pass-through revenue, general and administrative expense decreased 92 basis points and increased 32 basis points, respectively, during the period compared to the prior year.

Amortization Expense of Intangibles

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
	(Dollars in thousands)			(Dollars in thousands)
Amortization expense of intangibles	$3,514	21.4%	$2,895	$7,015	19.7%	$5,861
As a percentage of total revenue	2.0%	0.3%	2.0%	2.0%	0.4%	1.9%
As a percentage of total revenue excluding pass-through revenue	2.6%	6.4%	2.4%	2.5%	6.4%	2.3%

        Amortization expense of intangibles for the three and six months ended June 30, 2015 increased $0.6 million and $1.2 million, respectively, over 2014 predominately due to incremental amortization expense pertaining to the HVO acquisition in October 2014.

Depreciation Expense

For the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
	(Dollars in thousands)			(Dollars in thousands)
Depreciation expense	$4,328	11.7%	$3,876	$8,597	12.1%	$7,669
As a percentage of total revenue	2.5%	(7.8)%	2.7%	2.4%	(6.0)%	2.6%
As a percentage of total revenue excluding pass-through revenue	3.2%	(2.2)%	3.2%	3.0%	(0.4)%	3.1%

        Depreciation expense for the three and six months ended June 30, 2015 increased $0.5 million and $0.9 million, respectively, over the comparable 2014 period largely due to incremental depreciation expense related to fixed assets acquired as part of the HVO acquisition, in addition to other depreciable assets being placed in service subsequent to June 30, 2014. These depreciable assets pertain primarily to software and related IT hardware.

Operating Income

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	Three Months Ended June 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental	$27,569	1.3%	$27,211
Vacation Ownership	3,792	(19.8)%	4,726

Total ILG operating income	$31,361	(1.8)%	$31,937

As a percentage of total revenue	18.1%	(18.9)%	22.3%
As a percentage of total revenue excluding pass-through revenue	23.0%	(14.0)%	26.8%

        Operating income in the second quarter of 2015 decreased $0.6 million from 2014, consisting of a $0.9 million decrease from our Vacation Ownership segment, offset in part by a $0.4 million increase from our Exchange and Rental segment. On a constant currency basis, operating income would have been $32.4 million, an increase of 1.4% over the prior year quarter.

        Operating income for our Exchange and Rental segment increased $0.4 million to $27.6 million in the quarter compared to the prior year. The change in operating income was driven by the incremental contributions from our HRC business post-acquisition, together with stronger results from our rental businesses. These positive contributions were largely offset by higher operating expense items such as higher health and welfare insurance costs, an increase in sales and marketing expense and other employee related costs.

        The decrease in operating income of $0.9 million in our Vacation Ownership segment is largely due to $1.0 million of unfavorable foreign currency impact in the period from translating the results of our European vacation ownership management businesses into U.S. dollars. On a constant currency basis, operating income for this segment would have been $4.8 million, relatively consistent with prior year quarter. This change is largely attributable to a favorable adjustment recorded in the prior year related to a change in the estimated fair value of contingent consideration for acquisitions, partly offset by lower acquisition related expenses in the current quarter compared to last year.

        Operating income in the quarter for our Vacation Ownership segment also reflects incremental depreciation and amortization expense of intangibles of $0.5 million related to our HVO acquisition, as well as the unfavorable impact of a purchase accounting treatment applicable to our acquisition of HVO whereby pre-acquisition deferred revenue and any related expenses have been re-measured as of the acquisition date. As it relates to our HVO transaction, this re-measurement resulted in less income being recognized during the quarter than would have otherwise been recognized on a historical basis. Consequently, we did not recognize a net contribution of approximately $0.3 million in operating income due to this purchase accounting treatment.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	Six Months Ended June 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental	$64,605	1.4%	$63,683
Vacation Ownership	7,078	(18.4)%	8,679

Total ILG operating income	$71,683	(0.9)%	$72,362

As a percentage of total revenue	20.0%	(16.9)%	24.1%
As a percentage of total revenue excluding pass-through revenue	25.4%	(12.0)%	28.8%

        Operating income in the first half of 2015 decreased $0.7 million from 2014, consisting of a $1.6 million decrease from our Vacation Ownership segment, offset in part by a $0.9 million increase from our Exchange and Rental segment. On a constant currency basis, operating income would have been $73.9 million, higher by 2.1% compared to last year.

        Operating income for our Exchange and Rental segment increased $0.9 million to $64.6 million in the period compared to the prior year. The change in operating income was driven by the incremental contributions from our HRC business post-acquisition, together with stronger results from our rental businesses. These positive contributions were partly offset by higher operating expense items such as higher health and welfare insurance costs, an increase in sales and marketing expense and other employee related costs.

        The decrease in operating income of $1.6 million in our Vacation Ownership segment is due to $1.9 million of unfavorable foreign currency impact in the period from translating the results of our European vacation ownership management businesses into U.S. dollars. On a constant currency basis, operating income for this segment would have been $8.9 million, an increase of $0.3 million, or 2.9%, over the prior year. This increase is largely attributable to lower acquisition related expenses in the current period compared to last year, largely offset by a favorable adjustment recorded in the prior year related to a change in the estimated fair value of contingent consideration for acquisitions.

        Operating income in the period for our Vacation Ownership segment also reflects incremental depreciation and amortization expense of intangibles of $1.1 million related to our HVO acquisition, as well as the unfavorable impact of a purchase accounting treatment applicable to our acquisition of HVO whereby pre-acquisition deferred revenue and any related expenses have been re-measured as of the acquisition date. As it relates to our HVO transaction, this re-measurement resulted in less income being recognized during the quarter than would have otherwise been recognized on a historical basis. Consequently, we did not recognize a net contribution of approximately $0.7 million in operating income due to this purchase accounting treatment.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." Prior period amounts have been recast to conform to the current period definition of Adjusted EBITDA.

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	Three Months Ended June 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental	$36,499	1.7%	$35,904
Vacation Ownership	7,002	25.7%	5,570

Total ILG adjusted EBITDA	$43,501	4.9%	$41,474

As a percentage of total revenue	25.0%	(13.4)%	28.9%
As a percentage of total revenue excluding pass-through revenue	32.0%	(8.1)%	34.8%

        Adjusted EBITDA in the second quarter of 2015 increased by $2.0 million, or 4.9%, from 2014, consisting of increases of $1.4 million from our Vacation Ownership segment and $0.6 million from our Exchange and Rental segment. On a constant currency basis, adjusted EBITDA would have been $44.6 million, an increase of 7.4% over the prior year quarter.

        Adjusted EBITDA of $36.5 million from our Exchange and Rental segment rose by $0.6 million, or 1.7%, compared to the prior year. The increase in adjusted EBITDA is a result of the incremental contributions from our recently acquired HRC business, together with stronger results from our rental businesses and lower call center related costs. This was partly offset, among other items, by an increase in sales and marketing expense attributable to a shift in the timing for mailing an Interval Network magazine into the second quarter compared to the prior year's distribution schedule, membership fee revenue compression, and higher overall compensation and other employee-related costs partly attributable to a rise in health and welfare costs resulting from higher self-insured claim activity.

        Adjusted EBITDA from our Vacation Ownership segment rose by $1.4 million, or 25.7%, to $7.0 million in the quarter from $5.6 million in the prior year. The growth in adjusted EBITDA in this segment is driven by the incremental management and sales and financing activities from our recently acquired HVO business, which was somewhat moderated by the unfavorable purchase accounting impact described within the operating income discussion above. Of this incremental contribution, we recognized $0.9 million in equity in earnings from unconsolidated entities, principally HVO's joint venture in Maui. The adjusted EBITDA increase was partly offset by the unfavorable foreign currency impact in the period of translating the results of our European vacation ownership management businesses into U.S. dollars. This unfavorably impacted adjusted EBITDA by approximately $1.0 million in the quarter, driven by the weakening of foreign currencies compared to the U.S. dollar. On a constant currency basis, adjusted EBITDA for this segment would have been $8.0 million, an increase of 43.2% over the prior year quarter.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	Six Months Ended June 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental	$82,372	2.2%	$80,628
Vacation Ownership	13,946	25.2%	11,136

Total ILG adjusted EBITDA	$96,318	5.0%	$91,764

As a percentage of total revenue	26.9%	(11.9)%	30.5%
As a percentage of total revenue excluding pass-through revenue	34.1%	(6.7)%	36.5%

        Adjusted EBITDA in the first half of 2015 increased by $4.6 million, or 5.0%, from 2014, consisting of increases of $2.8 million from our Vacation Ownership segment and $1.7 million from our Exchange and Rental segment. On a constant currency basis, adjusted EBITDA would have been $98.5 million, an increase of 7.4% over the prior year.

        Adjusted EBITDA of $82.4 million from our Exchange and Rental segment rose by $1.7 million, or 2.2%, compared to the prior year. The increase in adjusted EBITDA is a result of the incremental contributions from our recently acquired HRC business, together with lower call center related costs. This was partly offset, among other items, by an increase in sales and marketing expense attributable to a shift in the timing for mailing an Interval Network magazine into the second quarter compared to the prior year's distribution schedule, membership fee revenue compression, and higher overall compensation and other employee-related costs partly attributable to a rise in health and welfare costs resulting from higher self-insured claim activity.

        Adjusted EBITDA from our Vacation Ownership segment rose by $2.8 million, or 25.2%, to $13.9 million in the period from $11.1 million last year. The growth in adjusted EBITDA in this segment reflects the incremental management and sales and financing activities from our recently acquired HVO business, which was somewhat moderated by the unfavorable purchase accounting impact described within the operating income discussion above, as well as outperformance at our European vacation ownership management businesses. Of the incremental HVO contribution, we recognized $2.4 million in equity in earnings from unconsolidated entities, principally HVO's joint venture in Maui. The adjusted EBITDA increase was partly offset by the unfavorable foreign currency impact in the period of translating the results of our European vacation ownership management businesses into U.S. dollars. This unfavorably impacted adjusted EBITDA by approximately $1.9 million in the period, driven by the weakening of foreign currencies compared to the U.S. dollar. On a constant currency basis, adjusted EBITDA for this segment would have been $15.8 million, an increase of 41.9% over the prior year.

Other Income (Expense), net

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	Three Months Ended June 30,
	2015	% Change	2014
	(Dollars in thousands)
Interest income	$276	401.8%	$55
Interest expense	$(5,974)	267.0%	$(1,628)
Other income (expense), net	$195	169.6%	$(280)
Equity in earnings from unconsolidated entities	$925	NM	$—

        Interest income increased $0.2 million in the second quarter of 2015 compared to 2014 due to a loan receivable issued in the fourth quarter of 2014, as described in Note 9 to our consolidated financial statements.

        Interest expense in the quarter relates to interest and amortization of debt costs on our amended and restated revolving credit facility and our $350 million senior notes issued in April of 2015. Higher interest expense in the quarter is primarily a function of our newly issued senior notes, which carry a higher interest rate than our revolving credit facility. Our senior notes were used to paydown our revolving credit facility in April 2015. Overall, we carried a higher average outstanding balance when compared to the prior year period primarily due to the funding of the HVO acquisition in the fourth quarter of 2014.

        Other income (expense), net primarily relates to net gains and losses on foreign currency exchange related to cash held by foreign subsidiaries in currencies other than their functional currency. Non-operating foreign exchange net gain was $0.3 million in the second quarter of 2015 compared to a net loss of $0.3 million in 2014. The favorable fluctuations during the quarter were primarily driven by U.S. dollar positions held at June 30, 2015 affected by the stronger dollar compared to the Mexican peso. The unfavorable fluctuations during the prior year quarter were principally driven by U.S. dollar positions held at June 30, 2014 affected by the weaker dollar compared to the Colombian peso and British pound.

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

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	Six Months Ended June 30,
	2015	% Change	2014
	(Dollars in thousands)
Interest income	$543	448.5%	$99
Interest expense	$(8,727)	195.6%	$(2,952)
Other income (expense), net	$1,116	368.3%	$(416)
Equity in earnings from unconsolidated entities	$2,449	NM	$—

        Interest income increased $0.4 million in the first hald of 2015 compared to 2014 due to a loan receivable issued in the fourth quarter of 2014, as described in Note 9 to our consolidated financial statements.

        Interest expense in the period relates to interest and amortization of debt costs on our amended and restated revolving credit facility and our $350 million senior notes issued in April of 2015. Higher interest expense in the quarter is primarily a function of our newly issued senior notes, which carry a higher interest rate than our revolving credit facility. Our senior notes were used to paydown our revolving credit facility in April 2015. Overall, we carried a higher average outstanding balance when compared to the prior year period primarily due to the funding of the HVO acquisition in the fourth quarter of 2014.

        Other income (expense), net primarily relates to net gains and losses on foreign currency exchange related to cash held by foreign subsidiaries in currencies other than their functional currency. Non-operating foreign exchange net gain was $1.3 million in 2015 compared to a net loss of $0.1 million in 2014. The favorable fluctuations during the period were primarily driven by U.S. dollar positions held at June 30, 2015 affected by the stronger dollar compared to the Mexican and

Colombian pesos as well as the Egyptian pound. The unfavorable fluctuations during the prior year were principally driven by U.S. dollar positions held at June 30, 2014 affected by the weaker dollar compared to the Colombian peso and British pound, partly offset by the stronger dollar compared to the Egyptian pound.

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

Income Tax Provision

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

        For the three months ended June 30, 2015 and 2014, ILG recorded income tax provisions for continuing operations of $9.7 million and $10.7 million, respectively, which represent effective tax rates of 36.1% and 35.5% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. The effective tax rate for the three months ended June 30, 2015 is higher than the prior year period due to the shift in the projection of the proportion of income earned and taxed between the various jurisdictions.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

        For the six months ended June 30, 2015 and 2014, ILG recorded income tax provisions for continuing operations of $24.1 million and $25.0 million, respectively, which represent effective tax rates of 36.0% and 36.2% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates. For the six months ended June 30, 2015, the effective tax rate is lower than the prior year period primarily due to the increase in income taxes in the first quarter of 2014 associated with discrete items attributable to the effect of changes in tax laws in certain states.

        On July 8, 2015, the U.K. government released its 2015 Summer Budget, where it indicated that it intends to enact further decreases in the U.K. corporate income tax rate to 19% and 18% effective April 1, 2017 and April 1, 2020, respectively. The impact of these further rate reductions will be reflected in the reporting period when the law is enacted and will be dependent on our deferred tax position at that time. However, going forward, the lower corporate tax rate will decrease income tax expense and favorably impact our effective tax rate.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2015, we had $92.2 million of cash and cash equivalents, including $66.6 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $46.0 million is held in foreign jurisdictions, principally the U.K. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the three months ended June 30, 2015 and, as of June 30, 2015, the respective cash balances were immaterial to our overall cash on hand.

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

Cash Flows Discussion

Operating Activities

        Net cash provided by operating activities increased to $86.4 million in the six months ended June 30, 2015 from $55.7 million in the same period of 2014. The increase of $30.8 million from 2014 was principally due to higher net cash receipts due in part to the addition of HVO subsequent to its acquisition, lower payments of $13.0 million made in connection with long-term agreements, and lower income taxes paid of $8.3 million. These increases were partly offset by higher interest payments of $1.1 million.

Investing Activities

        Net cash used in investing activities of $7.0 million in the six months ended June 30, 2015 pertain to capital expenditures, primarily related to IT initiatives and to additional funding of $0.3 million to an existing investment in financing receivables. Net cash used in investing activities of $9.9 million in the six months ended June 30, 2014 pertain to capital expenditures of $9.1 million primarily related to IT initiatives and to an investment in loan receivable of $0.8 million.

Financing Activities

        Net cash used in financing activities of $65.7 million in the six months ended June 30, 2015 related to net principal payments of $393.0 million on our revolving credit facility, cash dividend payments of $13.8 million, payments of debt issuance costs of $6.7 million related primarily to our issuance of senior notes and also to amendments to our Amended Credit Agreement, and withholding taxes on the vesting of restricted stock units of $4.3 million. These uses of cash were partially offset by the proceeds of the issuance of senior notes of $350 million, of which net proceeds were used to repay indebtedness outstanding on our revolving credit facility, excess tax benefits from stock-based awards and the proceeds from the exercise of stock options. Net cash used in financing activities of $19.4 million in the six months ended June 30, 2014 related to cash dividend payments of $12.7 million, repurchases of our common stock which settled during the year at market prices totaling $11.0 million (including commissions), $7.3 million contingent consideration payment related to acquisitions, withholding taxes on the vesting of restricted stock units of $4.0 million, and payment of $1.7 million of debt issuance costs related to the amendment of our credit facility in April 2014. These uses of cash were partially offset by $15.0 million of net borrowings on our revolving credit facility, excess tax benefits from stock-based awards and the proceeds from the exercise of stock options.

Revolving Credit Facility

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

        Additionally, on May 5, 2015, we entered into a fourth amendment which changes the definition of change of control to remove the provision that certain changes in the composition of the board of directors would constitute a change of control and therefore be a default under the credit agreement. The amendment also includes additional clarifying language regarding provisions that relate to our 5.625% senior notes due in 2023. There were no other material changes under this amendment.

        As of June 30, 2015, borrowings outstanding under the revolving credit facility amounted to $95 million, with $496.7 million available to be drawn, net of any letters of credit. Borrowings outstanding as of June 30, 2015 reflect the paydown of our revolving credit facility with proceeds from our senior notes issued in April 2015.

Senior Notes

        On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting offering related expenses, were $343.1 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. As of June 30, 2015, total unamortized debt issuance costs pertaining to our senior notes were $6.7 million.

        Interest on the senior notes is paid semi-annually in arrears on April 15 and October 15 of each year and the senior notes are guaranteed by our domestic subsidiaries that are required to guarantee the Amended Credit Facility. The senior notes are redeemable from April 15, 2018 at a redemption price starting at 104.219% which declines over time.

Restrictions and Covenants

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

        The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not incompliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We are in compliance with this covenant as of June 30, 2015. Additionally, the revolving credit facility requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the amended credit agreement. As of June 30, 2015, the maximum consolidated secured leverage to EBITDA ratio is 3.25x and the minimum consolidated interest coverage ratio is 3.0x. As of June 30, 2015, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.68 and 14.26, respectively.

Free Cash Flow

        Free cash flow is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." For the six months ended June 30, 2015 and 2014, free cash flow was $79.7 million and $46.5 million, respectively. The change is mainly a result of the variance in net cash provided by operating activities as discussed above.

Dividends and Share Repurchases

        In February and May of 2015, our Board of Directors declared a quarterly dividend payment of $0.12 per share paid in March and June of 2015, respectively, amounting to $6.9 million each. In August 2015, our Board of Directors declared a $0.12 per share dividend payable September 15, 2015 to shareholders of record on September 1, 2015. Based on the number of shares of common stock outstanding as of June 30, 2015, at a dividend of $0.12 per share, the anticipated cash outflow would be $6.9 million in the third quarter of 2015. We currently expect to declare and pay quarterly dividends of similar amounts.

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

        During the year ended December 31, 2014, we repurchased 0.7 million shares of common stock for $14.1 million, including commissions. As of June 30, 2015, the remaining availability for future repurchases of our common stock was $25.0 million. There were no repurchases of common stock during the six months ended June 30, 2015.

Contractual Obligations and Commercial Commitments

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At June 30, 2015, guarantees, surety bonds and letters of credit totaled $83.4 million. The total includes a guarantee by us of up to $36.7 million of the construction loan for the Maui project. This amount represents the maximum exposure under guarantee related to this construction loan from a legal perspective; however, our reasonable expectation of our exposure under this guarantee based on the agreements among guarantors is proportionally reduced by our ownership percentage in the Maui project to $20.7 million as of June 30, 2015. Additionally, the total also includes maximum exposure under guarantees of $34.1 million primarily relating to our vacation rental business's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the rental management activities entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

        In addition, certain of the vacation rental business's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of June 30, 2015, future amounts are not expected to be significant, individually or in the aggregate. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of June 30, 2015, amounts pending reimbursements are not significant.

        As of June 30, 2015, our letters of credit totaled $8.3 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

        Contractual obligations and commercial commitments at June 30, 2015 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$445,000	$—	$—	$95,000	$350,000
Debt interest(a)	170,144	24,135	48,246	42,802	54,961
Purchase obligations and other commitments(b)	83,624	15,508	33,289	17,827	17,000
Operating leases	56,757	14,272	21,561	14,252	6,672

Total contractual obligations	$755,525	$53,915	$103,096	$169,881	$428,633

(a)
Debt principal and projected debt interest represent principal and interest to be paid on our senior notes and revolving credit facility based on the balance outstanding as of June 30, 2015, exclusive of debt issuance costs. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of June 30, 2015. Interest on the revolving credit facility is calculated using the prevailing rates as of June 30, 2015.

(b)
Purchase obligations and other commitments primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits, membership fulfillment benefits and other commitments.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$83,356	$58,803	$15,445	$9,045	$63

(c)
Commercial commitments include minimum revenue guarantees related to hotel and resort management agreements, accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off-Balance Sheet Arrangements

        Except as disclosed above in our Contractual Obligations and Commercial Commitments (excluding "Debt principal"), as of June 30, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

        Other special items consist of other items that we believe are not related to our core business operations. For the three and six months ended June 30, 2015, such item relates to legal proceedings as described in Part II, Item 1.

RECONCILIATIONS OF NON-GAAP MEASURES

        The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three months ended June 30, 2015 and 2014 (in thousands). The noncontrolling interest relates to the Vacation Ownership segment.

	Three Months Ended June 30, 2015
	Exchange and Rental	Vacation Ownership	Consolidated
Adjusted EBITDA	$36,499	$7,002	$43,501
Non-cash compensation expense	(2,654)	(758)	(3,412)
Other non-operating income (expense), net	282	(87)	195
Acquisition related and restructuring costs	(67)	(209)	(276)
Other special items	(144)	(27)	(171)

EBITDA	33,916	5,921	39,837
Amortization expense of intangibles	(2,155)	(1,359)	(3,514)
Depreciation expense	(3,896)	(432)	(4,328)
Less: Net income attributable to noncontrolling interest	2	484	486
Equity in earnings from unconsolidated entities	(16)	(909)	(925)
Less: Other non-operating income (expense), net	(282)	87	(195)

Operating income	$27,569	$3,792	31,361

Interest income			276
Interest expense			(5,974)
Other non-operating income, net			195
Equity in earnings from unconsolidated entities			925
Income tax provision			(9,656)

Net income			17,127
Net income attributable to noncontrolling interest			(486)

Net income attributable to common stockholders			$16,641

	Three Months Ended June 30, 2014
	Exchange and Rental	Vacation Ownership	Consolidated
Adjusted EBITDA	$35,904	$5,570	$41,474
Non-cash compensation expense	(2,261)	(372)	(2,633)
Other non-operating expense, net	(279)	(1)	(280)
Acquisition related and restructuring costs	(987)	(180)	(1,167)

EBITDA	32,377	5,017	37,394
Amortization expense of intangibles	(1,751)	(1,144)	(2,895)
Depreciation expense	(3,694)	(182)	(3,876)
Less: Net income attributable to noncontrolling interest	—	1,034	1,034
Less: Other non-operating expense, net	279	1	280

Operating income	$27,211	$4,726	31,937

Interest income			55
Interest expense			(1,628)
Other non-operating expense, net			(280)
Income tax provision			(10,690)

Net income			19,394
Net income attributable to noncontrolling interest			(1,034)

Net income attributable to common stockholders			$18,360

	Six Months Ended June 30, 2015
	Exchange and Rental	Vacation Ownership	Consolidated
Adjusted EBITDA	$82,372	$13,946	$96,318
Non-cash compensation expense	(5,402)	(1,532)	(6,934)
Other non-operating income (expense), net	1,208	(92)	1,116
Acquisition related and restructuring costs	(169)	(313)	(482)
Other special items	(144)	(27)	(171)

EBITDA	77,865	11,982	89,847
Amortization expense of intangibles	(4,310)	(2,705)	(7,015)
Depreciation expense	(7,722)	(875)	(8,597)
Less: Net income attributable to noncontrolling interest	11	1,002	1,013
Equity in earnings from unconsolidated entities	(31)	(2,418)	(2,449)
Less: Other non-operating income (expense), net	(1,208)	92	(1,116)

Operating income	$64,605	$7,078	71,683

Interest income			543
Interest expense			(8,727)
Other non-operating income, net			1,116
Equity in earnings from unconsolidated entities			2,449
Income tax provision			(24,148)

Net income			42,916
Net income attributable to noncontrolling interest			(1,013)

Net income attributable to common stockholders			$41,903

	Six Months Ended June 30, 2014
	Exchange and Rental	Vacation Ownership	Consolidated
Adjusted EBITDA	$80,628	$11,136	$91,764
Non-cash compensation expense	(4,741)	(739)	(5,480)
Other non-operating expense, net	(262)	(154)	(416)
Acquisition related and restructuring costs	(1,337)	(1,068)	(2,405)

EBITDA	74,288	9,175	83,463
Amortization expense of intangibles	(3,580)	(2,281)	(5,861)
Depreciation expense	(7,305)	(364)	(7,669)
Less: Net income attributable to noncontrolling interest	18	1,995	2,013
Less: Other non-operating expense, net	262	154	416

Operating income	$63,683	$8,679	72,362

Interest income			99
Interest expense			(2,952)
Other non-operating expense, net			(416)
Income tax provision			(25,005)

Net income			44,088
Net income attributable to noncontrolling interest			(2,013)

Net income attributable to common stockholders			$42,075

        The following tables present the inputs used to compute operating income and adjusted EBITDA margin for our operating segments for the three and six months ended June 30, 2015 and 2014 (in thousands).

	Exchange and Rental
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$124,597	$116,802	$260,234	$246,890
Revenue excluding pass-through revenue	100,397	96,975	213,313	206,245
Operating income	27,569	27,211	64,605	63,683
Adjusted EBITDA	36,499	35,904	82,372	80,628
Margin computations
Operating income margin	22.1%	23.3%	24.8%	25.8%
Operating income margin excluding pass-through revenue	27.5%	28.1%	30.3%	30.9%
Adjusted EBITDA margin	29.3%	30.7%	31.7%	32.7%
Adjusted EBITDA margin excluding pass-through revenue	36.4%	37.0%	38.6%	39.1%

	Vacation Ownership
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$49,148	$26,726	$98,063	$53,679
Revenue excluding pass-through revenue	35,730	22,308	69,384	44,995
Operating income	3,792	4,726	7,078	8,679
Adjusted EBITDA	7,002	5,570	13,946	11,136
Margin computations
Operating income margin	7.7%	17.7%	7.2%	16.2%
Operating income margin excluding pass-through revenue	10.6%	21.2%	10.2%	19.3%
Adjusted EBITDA margin	14.2%	20.8%	14.2%	20.7%
Adjusted EBITDA margin excluding pass-through revenue	19.6%	25.0%	20.1%	24.7%

        The following table reconciles cash provided by operating activities to free cash flow for the six months ended June 30, 2015 and 2014 (in thousands).

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$86,438	$55,656
Less: Capital expenditures	(6,694)	(9,146)

Free cash flow	$79,744	$46,510

        The following tables reconcile net income attributable to common stockholders to adjusted net income, and to adjusted earnings per share for the three months ended June 30, 2015 and 2014 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$16,641	$18,360	$41,903	$42,075
Acquisition related and restructuring costs	276	1,167	482	2,406
Other non-operating foreign currency remeasurements	(250)	305	(1,326)	135
Other special items	171	—	171	—
Income tax impact on adjusting items(1)	(77)	(523)	264	(920)

Adjusted net income	$16,761	$19,309	$41,494	$43,696

Earnings per share attributable to common stockholders:
Basic	$0.29	$0.32	$0.73	$0.73
Diluted	$0.29	$0.32	$0.72	$0.72
Adjusted earnings per share:
Basic	$0.29	$0.33	$0.72	$0.76
Diluted	$0.29	$0.33	$0.72	$0.75
Weighted average number of common stock outstanding:
Basic	57,453	57,669	57,316	57,587
Diluted	58,041	58,169	57,894	58,123

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

        Operating foreign currency exchange for the three months ended June 30, 2015 and 2014 resulted in net losses of $0.2 million and $0.1 million, respectively, and for the six months ended June 30, 2015 and 2014 resulted in a net loss of $0.2 million and a net gain of $0.1 million, respectively. This activity attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency.

        Non-operating foreign exchange net gain was $0.3 million in the second quarter of 2015 compared to a net loss of $0.3 million in 2014. The favorable fluctuations during the quarter were primarily driven by U.S. dollar positions held at June 30, 2015 affected by the stronger dollar compared to the Mexican peso. The unfavorable fluctuations during the prior year quarter were principally driven by U.S. dollar positions held at June 30, 2014 affected by the weaker dollar compared to the Colombian peso and British pound.

        Non-operating foreign exchange net gain was $1.3 million in for the first half of 2015 compared to a net loss of $0.1 million in 2014. The favorable fluctuations during the period were primarily driven by U.S. dollar positions held at June 30, 2015 affected by the stronger dollar compared to the Mexican and Colombian pesos as well as the Egyptian pound. The unfavorable fluctuations during the prior year were principally driven by U.S. dollar positions held at June 30, 2014 affected by the weaker dollar compared to the Colombian peso and British pound, partly offset by the stronger dollar compared to the Egyptian pound.

        Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three and six months ended June 30, 2015 would result in an approximate change to revenue of $1.7 million and $3.5 million, respectively. There have been no material quantitative changes in market risk exposures since December 31, 2014.

Interest Rate Risk

        We are exposed to interest rate risk through borrowings under our amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement as of April 2015 is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.50%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.50%, in each case based on ILG's leverage ratio. As of June 30, 2015, the applicable margin was 2.25% per annum for LIBOR revolving loans and 1.25% per annum for Base Rate loans. During the second quarter of 2015, we had at least $90 million outstanding under our revolving credit facility; a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.3 million and $1.5 million for the three and six months ended June 30, 2015, respectively. While we currently do not hedge our interest rate exposure, this risk is mitigated by the issuance of $350 million senior notes in April 2015 at a fixed rate of 5.625% as well as variable interest rates earned on our cash balances. The proceeds of the senior notes were used to pay down the revolving credit facility in April 2015.

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

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

        On April 21, 2015, David Shaev Profit Sharing Account ("Plaintiff") brought suit in the Court of Chancery of the State of Delaware (Case No. 10923) against ILG, members of ILG's Board of Directors, and Wells Fargo & Company, in its capacity as Administrative Agent under ILG's Amended Credit Agreement. Plaintiff alleges that ILG's directors breached their fiduciary duties by agreeing to the Amended Credit Agreement containing what Plaintiff calls a "dead hand proxy put" change of control provision, which would provide for the acceleration of amounts outstanding under the Amended Credit Agreement in the event that a majority of the board of directors is replaced in a proxy contest. The Plaintiff alleged that this provision, (which has been present in ILG's credit facilities since the spin-off in 2008) had a coercive effect on stockholder voting for change on the board of directors and entrenched ILG's incumbent directors. The complaint further asserted that Wells Fargo aided and abetted the defendant directors in their alleged breach of fiduciary duties. In May 2015, ILG and Wells Fargo executed an amendment to ILG's Amended Credit Agreement to remove the provision at issue in the lawsuit. Since the amendment rendered the claims moot, the parties reached an agreement regarding the dismissal of the Plaintiff's claims and an award of $130,000 for Plaintiff's attorneys' fees. On July 28, 2015, the court entered a Stipulation and Order providing for dismissal of the suit, a copy of which is filed as an exhibit to this report.

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

        We and our consolidated subsidiaries have substantial indebtedness and, as a result, significant debt service obligations. As of June 30, 2015, we had $445.0 million of total indebtedness outstanding and $496.7 million (net of any outstanding letters of credit) available for future borrowings as secured indebtedness under the credit facility. Our level of debt and these significant demands on our cash resources could have material consequences to our business, including, but not limited to:

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

        Although the terms of the credit facility and the indenture governing the senior notes contain, restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these exceptions could be substantial. As of June 30, 2015, we had approximately $496.7 million available for additional revolving credit borrowings under the Credit Facility, including the sub-facility for letters of credit. To the extent we incur additional indebtedness, the risks discussed above will increase.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  Unregistered Sale of Securities.    None

  (b)
  Use of Proceeds.    Not applicable

  (c)
  Purchases of Equity Securities by the Issuer and Affiliated Purchasers:    The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended June 30, 2015 by or on behalf of ILG or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs(1)
April 2015	—	—	—	$25,000,000
May 2015	—	—	—	$25,000,000
June 2015	—	—	—	$25,000,000

(1)
In February 2015, we announced that our Board of Directors had authorized the repurchase of up to $25 million of our common stock. There is no time restriction on this authorization and repurchases may be made in the open-market or through privately negotiated transactions.

Items 3-5.    Not applicable.

Item 6.    Exhibits

Exhibit Number		Description	Location
3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008.

3.2		Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG's Quarterly Report on Form 10-Q, filed on August 11, 2009.

3.3		Fourth Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on December 12, 2014.

10.1	†	Interval Leisure Group, Inc. Non-Employee Director Stock Compensation Plan*

31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit Number		Description	Location
32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	†	Stipulation and Order of Dismissal, dated July 28, 2015

101.INS	†	XBRL Instance Document

101.SCH	†	XBRL Taxonomy Extension Schema Document

101.CAL	†	XBRL Taxonomy Calculation Linkbase Document

101.LAB	†	XBRL Taxonomy Label Linkbase Document

101.PRE	†	XBRL Taxonomy Presentation Linkbase Document

101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document

†
Filed herewith.

††
Furnished herewith.

*
Reflects management contracts and management and director compensatory plans.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2015

INTERVAL LEISURE GROUP, INC.
By:	/s/ WILLIAM L. HARVEY William L. Harvey Chief Financial Officer
By:	/s/ JOHN A. GALEA John A. Galea Chief Accounting Officer