Form 10-Q
period 2015-09-30
Interval Leisure Group, Inc.
filed 2015-11-09
CIK 1434620

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

        As of November 5, 2015, 57,490,609 shares of the registrant's common stock were outstanding.

PART I—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$174,040	$146,683	$532,337	$447,252
Cost of sales (exclusive of depreciation and amortization shown separately below)	75,613	58,995	238,393	182,606

Gross profit	98,427	87,688	293,944	264,646
Selling and marketing expense	18,133	14,799	54,919	43,177
General and administrative expense	39,360	31,340	110,796	94,028
Amortization expense of intangibles	3,517	2,879	10,532	8,740
Depreciation expense	4,394	3,765	12,991	11,434

Operating income	33,023	34,905	104,706	107,267
Other income (expense):
Interest income	276	55	819	154
Interest expense	(6,386)	(1,529)	(15,113)	(4,481)
Other income, net	2,197	511	3,313	95
Equity in earnings from unconsolidated entities	1,322	—	3,771	—

Total other expense, net	(2,591)	(963)	(7,210)	(4,232)

Earnings before income taxes and noncontrolling interests	30,432	33,942	97,496	103,035
Income tax provision	(10,743)	(11,838)	(34,891)	(36,843)

Net income	19,689	22,104	62,605	66,192
Net income attributable to noncontrolling interests	(589)	(809)	(1,602)	(2,822)

Net income attributable to common stockholders	$19,100	$21,295	$61,003	$63,370

Earnings per share attributable to common stockholders:
Basic	$0.33	$0.37	$1.06	$1.10
Diluted	$0.33	$0.37	$1.05	$1.09
Weighted average number of shares of common stock outstanding:
Basic	57,477	57,098	57,369	57,424
Diluted	58,055	57,683	57,948	57,976
Dividends declared per share of common stock	$0.12	$0.11	$0.36	$0.33

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$19,689	$22,104	$62,605	$66,192
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(6,710)	(5,318)	(6,821)	(3,873)

Total comprehensive income, net of tax	12,979	16,786	55,784	62,319

Less: Net income attributable to noncontrolling interests, net of tax	(589)	(809)	(1,602)	(2,822)
Less: Other comprehensive loss attributable to noncontrolling interests	496	1,153	899	733

Total comprehensive loss (income) attributable to noncontrolling interests	(93)	344	(703)	(2,089)

Comprehensive income attributable to common stockholders	$12,886	$17,130	$55,081	$60,230

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$101,417	$80,493
Restricted cash and cash equivalents	15,636	19,984
Accounts receivable, net of allowance of $188 and $193, respectively	53,224	45,850
Vacation ownership mortgages receivable, net	6,093	7,169
Vacation ownership inventory	48,843	54,061
Deferred income taxes	16,586	16,441
Deferred membership costs	8,497	8,716
Prepaid income taxes	7,776	22,029
Prepaid expenses and other current assets	23,191	30,230

Total current assets	281,263	284,973
Vacation ownership mortgages receivable, net	26,180	29,333
Investments in unconsolidated entities	37,190	33,486
Property and equipment, net	86,211	86,601
Goodwill	561,817	562,250
Intangible assets, net	255,970	268,875
Deferred membership costs	10,082	10,948
Deferred income taxes	102	112
Other non-current assets	43,587	47,424

TOTAL ASSETS	$1,302,402	$1,324,002

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$23,798	$39,082
Deferred revenue	95,786	89,850
Accrued compensation and benefits	28,506	28,891
Member deposits	8,108	8,222
Accrued expenses and other current liabilities	68,210	47,923

Total current liabilities	224,408	213,968
Long-term debt	415,260	484,383
Other long-term liabilities	17,936	18,247
Deferred revenue	90,017	93,730
Deferred income taxes	93,878	92,869

Total liabilities	841,499	903,197

Redeemable noncontrolling interest	707	457
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $0.01 par value; issued 59,853,933 and 59,463,200 shares, respectively	599	595
Treasury stock—2,363,324 shares at cost	(35,034)	(35,034)
Additional paid-in capital	210,456	201,834
Retained earnings	275,436	235,945
Accumulated other comprehensive loss	(25,219)	(19,297)

Total ILG stockholders' equity	426,238	384,043

Noncontrolling interests	33,958	36,305

Total equity	460,196	420,348

TOTAL LIABILITIES AND EQUITY	$1,302,402	$1,324,002

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

(Unaudited)

				Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
	Total Equity	Noncontrolling Interest	Total ILG Stockholders' Equity					Additional Paid-in Capital	Retained Earnings
				Amount	Shares	Amount	Shares
Balance as of December 31, 2014	$420,348	$36,305	$384,043	$595	59,463,200	$(35,034)	2,363,324	$201,834	$235,945	$(19,297)
Net income	62,585	1,582	61,003	—	—	—	—	—	61,003	—
Other comprehensive loss, net of tax	(6,821)	(899)	(5,922)	—	—	—	—	—	—	(5,922)
Non-cash compensation expense	10,182	—	10,182	—	—	—	—	10,182	—	—
Dividends paid to noncontrolling interest	(3,030)	(3,030)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	221	—	221	—	11,084	—	—	221	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(4,333)	—	(4,333)	4	379,649	—	—	(4,337)	—	—
Change in excess tax benefits from stock-based awards	1,845	—	1,845	—	—	—	—	1,845	—	—
Deferred stock compensation expense	117	—	117	—	—	—	—	117	—	—
Dividends declared on common stock	(20,687)	—	(20,687)	—	—	—	—	594	(21,281)	—
Increase in redemption value of redeemable noncontrolling interest	(231)	—	(231)	—	—	—	—	—	(231)	—

Balance as of September 30, 2015	$460,196	$33,958	$426,238	$599	59,853,933	$(35,034)	2,363,324	$210,456	$275,436	$(25,219)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$62,605	$66,192
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	10,532	8,740
Amortization of debt issuance costs	1,088	617
Depreciation expense	12,991	11,434
Provision for loan losses	1,713	—
Non-cash compensation expense	10,182	8,297
Non-cash interest expense	4	11
Deferred income taxes	795	140
Equity in earnings from unconsolidated entities	(3,771)	—
Excess tax benefits from stock-based awards	(1,893)	(1,912)
Loss on disposal of property and equipment	217	17
Change in fair value of contingent consideration	—	(1,606)
Changes in operating assets and liabilities:
Accounts receivable	(7,857)	(304)
Vacation ownership mortgages receivable	2,516	—
Vacation ownership inventory	5,218	—
Prepaid expenses and other current assets	7,705	230
Prepaid income taxes and income taxes payable	15,052	3,488
Accounts payable and other current liabilities	9,697	2,823
Payment of contingent consideration	—	(1,184)
Deferred income	4,236	3,068
Other, net	4,328	(8,595)

Net cash provided by operating activities	135,358	91,456

Cash flows from investing activities:
Capital expenditures	(13,243)	(14,266)
Investment in financing receivables	(250)	(750)
Other	(35)	—

Net cash used in investing activities	(13,528)	(15,016)

Cash flows from financing activities:
Proceeds from issuance of senior notes	350,000	—
Borrowings (payments) on revolving credit facility, net	(413,000)	5,000
Payments of debt issuance costs	(6,703)	(1,711)
Purchases of treasury stock	—	(14,120)
Dividend payments to stockholders	(20,687)	(18,961)
Dividend payments to noncontrolling interest	(3,030)	—
Payments of contingent consideration	—	(7,272)
Withholding taxes on vesting of restricted stock units	(4,333)	(3,948)
Proceeds from the exercise of stock options	221	311
Excess tax benefits from stock-based awards	1,893	1,912

Net cash used in financing activities	(95,639)	(38,789)

Effect of exchange rate changes on cash and cash equivalents	(5,267)	(2,166)

Net increase in cash and cash equivalents	20,924	35,485
Cash and cash equivalents at beginning of period	80,493	48,462

Cash and cash equivalents at end of period	$101,417	$83,947

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,533	$3,768
Income taxes, net of refunds	$19,007	$33,215

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

        The Exchange and Rental operating segment consists of Interval International (referred to as Interval), the Hyatt Residence Club (referred to as HRC), the Trading Places International (known as TPI) operated exchange business, Aqua-Aston Holdings, Inc. (referred to as Aqua-Aston), which owns Aston Hotels & Resorts LLC, Aqua Hospitality LLC and Aqua Hotels and Resorts, Inc. The Vacation Ownership operating segment consists of VRI Europe, HVO's management and vacation ownership interests (VOI) sales and financing businesses, and the management related lines of business of Vacation Resorts International (known as VRI) and TPI.

        ILG was incorporated as a Delaware corporation in May 2008 in connection with a plan by IAC/InterActiveCorp, or IAC, to separate into five publicly traded companies, referred to as the "spin-off." ILG commenced trading on The NASDAQ Stock Market in August 2008 under the symbol "IILG."

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of ILG's management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not indicative of the results that may be expected for a full year.

        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K.

Seasonality

        Revenue at ILG is influenced by the seasonal nature of travel. Within our Exchange and Rental segment, our vacation exchange businesses recognize exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

        Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2014 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the nine months ended September 30, 2015.

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

        Significant estimates underlying the accompanying condensed consolidated financial statements include: the recovery of long-lived assets as well as goodwill and other intangible assets; purchase price allocations of business combinations; the determination of deferred income taxes including related valuation allowances; the determination of deferred revenue and membership costs; and the determination of stock-based compensation. In the opinion of ILG's management, the assumptions underlying the historical condensed consolidated financial statements of ILG and its subsidiaries are reasonable.

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units ("RSUs") using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

common stockholders do not include approximately 0.4 million RSUs for the three months ended September 30, 2015 and 1.2 million stock options and RSUs for the three months ended September 30, 2014, and 0.5 million and 1.0 million stock options and RSUs for the nine months ended September 30, 2015 and 2014, respectively, as the effect of their inclusion would have been antidilutive to earnings per share.

        In connection with the spin-off, stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. As of September 30, 2015, there were no stock options outstanding, and as of September 30, 2014, 0.8 million remained outstanding.

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average shares of common stock outstanding	57,477	57,098	57,369	57,424
Net effect of common stock equivalents assumed to be vested related to RSUs	578	583	578	547
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	—	2	1	5

Diluted weighted average shares of common stock outstanding	58,055	57,683	57,948	57,976

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

        In September 2015, the FASB issued ASU 2015-16, "Business Combinations Topic 805)." The purpose of the ASU is to simplify the accounting for measurement-period adjustments related to business combinations. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period, in the reporting period in which the adjustment amounts are determined. The amendments in this update are effective for fiscal years beginning after December 31, 2015, including interim periods within the fiscal year and should be applied prospectively. We are currently assessing the future impact of this new accounting standard update on our consolidated financial statements.

        In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers by one year the effective date of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" to annual reporting periods

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

beginning after December 15, 2016, including interim periods within that reporting period. ASU 2014-09 supersedes revenue recognition requirements in Topic 605, "Revenue Recognition." The purpose of the ASU is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would remove inconsistencies and weaknesses in revenue requirement; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities and industries; provide more useful information to users of financial statements through improved disclosure requirements and to simplify the preparation of financial statements. We are currently assessing the future impact of this new accounting standard update on our consolidated financial statements.

        In June 2015, the FASB issued ASU 2015-10, "Technical Corrections and Improvements" ("ASU 2015-10"). The purpose of this ASU is to clarify guidance, correct unintended application of guidance, or make minor improvements to guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments are intended to simplify guidance by making it easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. Transition guidance varies based on the amendments in this update. The amendments in this update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this update. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

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

        In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"). The amendments in this topic are intended to improve and simplify targeted areas of the consolidation guidance. ASU 2015-02 modifies the method for determining whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, it eliminates the presumption that a general partner should consolidate a limited partnership and impacts the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The ASU is effective for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years). Early adoption is permitted. We are currently assessing the future impact, if any, this new accounting standard update may have on our consolidated financial statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adopted Accounting Pronouncements

        In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 simplifies presentation of debt issuance costs, requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in the standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. The amortization of such costs are to continue being calculated using the interest method and be reported as interest expense. The ASU is effective for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years). Early adoption is permitted for financial statements that have not been previously issued and will be applied on a retrospective basis. We adopted the provisions of the ASU as of June 30, 2015 retrospectively and the adoption did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures. Other non-current assets and long-term debt on our consolidated balance sheet as of December 31, 2014 has been retrospectively adjusted by $3.6 million to effectuate the adoption of this ASU as described above.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

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

        As of December 31, 2014, as a result of the reorganization of our management reporting structure and reporting units (see Note 14), we assessed the carrying value of goodwill pursuant to the two-step impairment approach. The first step of the impairment test concluded the carrying value of each reporting unit did not exceed its fair value; consequently, the second step of the impairment test was not necessary and goodwill was not determined to be impaired. As of September 30, 2015, we did not identify any triggering events which required an interim impairment test subsequent to our most recent impairment test on December 31, 2014.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill as of September 30, 2015 and December 31, 2014 (in thousands):

	Balance as of January 1, 2015	Additions	Deductions	Foreign Currency Translation	Goodwill Impairment	Balance as of September 30, 2015
Exchange	$495,748	$—	$—	$—	$—	$495,748
Rental	20,396	—	—	—	—	20,396
VO management	39,160	—	—	(433)	—	38,727
VO sales and financing	6,946	—	—	—	—	6,946

Total	$562,250	$—	$—	$(433)	$—	$561,817

	Balance as of January 1, 2014	Additions	Deductions	Foreign Currency Translation	Goodwill Impairment	Balance as of December 31, 2014
Exchange	$483,462	$12,286	$—	$—	$—	$495,748
Rental	20,396	—	—	—	—	20,396
VO management	36,981	3,307	—	(1,128)	—	39,160
VO sales and financing	—	6,946	—	—	—	6,946

Total	$540,839	$22,539	$—	$(1,128)	$—	$562,250

Other Intangible Assets

        The balance of other intangible assets, net as of September 30, 2015 and December 31, 2014 is as follows (in thousands):

	September 30, 2015	December 31, 2014
Intangible assets with indefinite lives	$129,268	$131,336
Intangible assets with definite lives, net	126,702	137,539

Total intangible assets, net	$255,970	$268,875

        The $2.1 million change in our indefinite-lived intangible assets during the nine months ended September 30, 2015 reflects the associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        At September 30, 2015 and December 31, 2014, intangible assets with indefinite lives relate to the following (in thousands):

	September 30, 2015	December 31, 2014
Resort management contracts	$85,352	$87,420
Trade names and trademarks	43,916	43,916

Total	$129,268	$131,336

        At September 30, 2015, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$168,400	$(131,268)	$37,132
Purchase agreements	75,879	(75,799)	80
Resort management contracts	129,503	(44,208)	85,295
Technology	25,076	(25,076)	—
Other	21,806	(17,611)	4,195

Total	$420,664	$(293,962)	$126,702

        At December 31, 2014, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$168,400	$(129,942)	$38,458
Purchase agreements	75,879	(75,443)	436
Resort management contracts	129,864	(36,790)	93,074
Technology	25,076	(25,076)	—
Other	21,815	(16,244)	5,571

Total	$421,034	$(283,495)	$137,539

        In accordance with our policy on the recoverability of long-lived assets, we review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (asset group) may be impaired. For the nine months ended September 30, 2015 and the year ended December 31, 2014, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test was not warranted.

        Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $3.5 million and $2.9 million for the three months ended September 30, 2015 and 2014, respectively, and $10.5 million and $8.7 million for the nine months ended September 30, 2015 and 2014, respectively. Based on September 30, 2015

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

balances, amortization expense for the next five years and thereafter is estimated to be as follows (in thousands):

Twelve month period ending September 30,
2016	$13,077
2017	11,662
2018	10,884
2019	10,216
2020	10,061
2021 and thereafter	70,802

$126,702

NOTE 4—VACATION OWNERSHIP INVENTORY

        As part of our acquisition of HVO on October 1, 2014, we acquired vacation ownership inventory which primarily consists of unsold vacation ownership intervals that are available for sale in their current form. As of September 30, 2015 and December 31, 2014, vacation ownership inventory is comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
Completed unsold vacation ownership interests	$48,216	$53,434
Land held for development	627	627

Total inventory	$48,843	$54,061

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE

        Vacation ownership mortgages receivable is comprised of various mortgage loans related to our financing of vacation ownership interval sales. As part of our acquisition of HVO on October 1, 2014, we acquired an existing portfolio of vacation ownership mortgages receivable. These loans are accounted for using the expected cash flows method of recognizing discount accretion based on the acquired loans' expected cash flows pursuant to ASC 310-30, "Loans acquired with deteriorated credit quality." At acquisition, we recorded these acquired loans at fair value, including a credit discount which is accreted as an adjustment to yield over the loan pools' estimate life. Originated loans as of September 30, 2015 and December 31, 2014 represent vacation ownership mortgages receivable originated by ILG, or more specifically our Vacation Ownership segment, subsequent to the acquisition of HVO on October 1, 2014.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE (Continued)

        Vacation ownership mortgages receivable carrying amounts as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Acquired vacation ownership mortgages receivable at various stated interest rates with varying payment through 2024 (see below)	$25,210	$33,953
Originated vacation ownership mortgages receivable at various stated interest rates with varying payment through 2025 (see below)	8,699	2,896
Less allowance for loan losses on originated loans	(1,636)	(347)

Net vacation ownership mortgages receivable	$32,273	$36,502

        The fair value of our acquired loans of $37.5 million as of the acquisition date was determined by use of a discounted cash flow approach which calculates a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective loans, while considering anticipated defaults and early repayments determined based on historical experience. Consequently, the fair value of these acquired loans recorded on our consolidated balance sheet as of the acquisition date includes an estimate for future loan losses which is reflected in the historical cost basis for that portfolio. As of September 30, 2015 and December 31, 2014, the contractual outstanding balance of the acquired loans, which represents contractually-owed future principal amounts and accrued interest, was $29.8 million and $38.0 million, respectively.

        The table below presents a rollforward from December 31, 2014 of the accretable yield (interest income) expected to be earned related to our acquired loans, as well as the amount of non-accretable difference at the end of the period. Nonaccretable difference represents estimated contractually required payments in excess of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the carrying amount of the acquired loans.

Accretable Yield	Nine Months Ended September 30, 2015
Balance, beginning of period	$15,406
Accretion	(3,267)
Reclassification between nonaccretable difference	583

Balance, end of period	$12,722

Nonaccretable difference, end of period balance	$6,345

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE (Continued)

        Vacation ownership mortgages receivable as of September 30, 2015 are scheduled to mature as follows (in thousands):

	Vacation Ownership Mortgages Receivable
Twelve month period ending September 30,	Acquired loans	Originated loans	Total
2016	$5,600	$492	$6,092
2017	4,874	565	5,439
2018	3,992	622	4,614
2019	3,267	690	3,957
2020	3,303	771	4,074
2021 and thereafter	8,715	5,559	14,274

Total	29,751	8,699	38,450
Less: discount on acquired loans(1)	(4,541)	—	(4,541)
Less: allowance for losses	—	(1,636)	(1,636)

Net vacation ownership mortgages receivable	$25,210	$7,063	$32,273

Weighted average stated interest rate as of September 30, 2015	14.0%	13.9%
Range of stated interest rates as of September 30, 2015	12.5% to 17.9%	12.9% to 14.9%

(1)
The difference between the contractual principal amount of acquired loans of $29.8 million and the net carrying amount of $25.2 million as of September 30, 2015 is related to the application of ASC 310-30.

Collectability

        We assess our vacation ownership mortgages receivable portfolio of loans for collectability on an aggregate basis. Estimates of uncollectability pertaining to our originated loans are recorded as provisions in the vacation ownership mortgages receivable allowance for losses. For originated loans, we record an estimate of uncollectability as a reduction of sales of vacation ownership intervals in the accompanying condensed consolidated statements of income at the time revenue is recognized on a vacation ownership interval sale. We evaluate our originated loan portfolio collectively as they are largely homogeneous, smaller-balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgages receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio. As of September 30, 2015, allowance for losses of $1.6 million for uncollectability was recorded to the vacation ownership mortgages receivable allowance for losses related solely to our originated loans.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE (Continued)

        Our acquired loans are remeasured at period end based on expected future cash flows which uses an estimated measure of anticipated defaults. We consider the loan loss provision on our originated loans and estimates of defaults used in the remeasurements of our acquired loans to be adequate and based on the economic environment and our assessment of the future collectability of the outstanding loans.

        At September 30, 2015, the weighted average FICO score within our acquired and originated loan pools was 703 and 716, respectively, based upon the outstanding loan balance at time of origination. The average estimated rate for all future defaults for our outstanding pool of loans as of September 30, 2015 was 11.1%.

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

        Our aged analysis of past-due vacation ownership mortgages receivable and the gross balance of vacation ownership mortgages receivable greater than 90 days past-due as of September 30, 2015 is as follows (in thousands):

	Vacation Ownership Mortgages Receivable
	Acquired loans	Originated loans	Total
Receivables past due	$752	$28	$780
Receivables greater than 90 days past due	$114	$—	$114

NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES

        Our investments in unconsolidated entities, recorded under the equity method of accounting in accordance with guidance in ASC 323, "Investments—Equity Method and Joint Ventures," primarily consist of an ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a vacation ownership resort in the state of Hawaii. This joint venture was acquired in connection with our acquisition of HVO and our investment was recorded at fair value on the acquisition date. Our equity income from investments in unconsolidated entities, recorded in equity in earnings from unconsolidated entities in the accompanying condensed consolidated statement of

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES (Continued)

income, was $1.3 million and $3.8 million for the three and nine months ended September 30, 2015, respectively.

        The ownership percentages and carrying value of our investments in unconsolidated entities as of September 30, 2015 were as follows:

	Ownership Interest	Carrying Value
		(in thousands)
Maui Timeshare Venture, LLC	33.0%	$36,635
Other	25.0% - 43.3%	555

Total		$37,190

NOTE 7—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	September 30, 2015	December 31, 2014
Computer equipment	$22,945	$21,389
Capitalized software (including internally developed software)	106,214	97,561
Land, buildings and leasehold improvements	50,916	50,685
Furniture and other equipment	15,841	16,638
Projects in progress	13,245	10,581

	209,161	196,854
Less: accumulated depreciation and amortization	(122,950)	(110,253)

Total property and equipment, net	$86,211	$86,601

NOTE 8—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	September 30, 2015	December 31, 2014
Revolving credit facility (interest rate of 2.45% at September 30, 2015 and 1.92% at December 31, 2014)	$75,000	$488,000
5.625% senior notes	350,000	—
Unamortized debt issuance costs (revolving credit facility)	(3,246)	(3,617)
Unamortized debt issuance costs (senior notes)	(6,494)	—

Total long-term debt, net of debt issuance costs	$415,260	$484,383

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

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

        Additionally, on May 5, 2015, we entered into a fourth amendment to the Amended Credit Agreement which changed the definition of change of control to remove the provision that certain changes in the composition of the board of directors would constitute a change of control and therefore be a default under the credit agreement. The amendment also included clarifying language regarding provisions that relate to our 5.625% senior notes due in 2023. There were no other material changes under this amendment.

        As of September 30, 2015, there was $75.0 million outstanding. Any principal amounts outstanding under the revolving credit facility are due at maturity. As of September 30, 2015, the interest rate on the Amended Credit Agreement is based on (at our election) either LIBOR plus a predetermined margin that ranged from 1.25% to 2.5%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranged from 0.25% to 1.5%, in each case based on our consolidated total leverage ratio. As of September 30, 2015, the applicable margin was 2.25% per annum for LIBOR revolving loans and 1.25% per annum for Base Rate loans. As of September 30, 2015, the Amended Credit Agreement has a commitment fee on undrawn amounts that ranged from 0.25% to 0.40% per annum based on our leverage ratio and as of September 30, 2015 the commitment fee was 0.375%.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 8—LONG-TERM DEBT (Continued)

Senior Notes

        On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting offering related expenses, were $343.1 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. As of September 30, 2015, total unamortized debt issuance costs relating to these senior notes were $6.5 million, which are presented as a direct deduction from the principal amount. Interest on the senior notes is paid semi-annually in arrears on April 15 and October 15 of each year and the senior notes are fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries that are required to guarantee the Amended Credit Facility. Additionally, the voting stock of the issuer and the subsidiary guarantors is 100% owned by ILG. The senior notes are redeemable from April 15, 2018 at a redemption price starting at 104.219% which declines over time.

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

        The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We are in compliance with this covenant as of September 30, 2015. In addition, the Amended Credit Agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined. We are also required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of September 30, 2015, the maximum consolidated secured leverage ratio was 3.25x and the minimum consolidated interest coverage ratio was 3.0x. As of September 30, 2015, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated secured leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 0.45 and 10.92, respectively.

Interest Expense and Debt Issuance Costs

        Interest expense for the three months ended September 30, 2015 and 2014 was $6.4 million and $1.5 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $15.1 million and $4.5 million, respectively. Interest expense for these periods is net of negligible capitalized interest relating to internally-developed software.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 8—LONG-TERM DEBT (Continued)

        As of September 30, 2015, total unamortized debt issuance costs were $9.7 million, net of $3.1 million of accumulated amortization, incurred in connection with the issuance and various amendments to our Amended Credit Agreement as well as the issuance of our senior notes in April 2015. As of December 31, 2014, total unamortized debt issuance costs were $3.6 million, net of $2.0 million of accumulated amortization. Unamortized debt issuance costs are presented as a reduction of long-term debt in the accompanying condensed consolidated balance sheets, pursuant to ASC 2015-03 as discussed in Note 2. Unamortized debt issuance costs are amortized to interest expense through the maturity date of our respective debt instruments using the effective interest method for those costs related to our senior notes, and on a straight-line basis for costs related to our Amended Credit Agreement.

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

  Level 1—Observable inputs that reflect quoted prices in active markets

  Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable

  Level 3—Unobservable inputs in which little or no market data exists, therefore requiring the company to develop its own assumptions

Fair Value of Financial Instruments

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

instruments during the nine months ended September 30, 2015. Our financial instruments are detailed in the following table.

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$101,417	$101,417	$80,493	$80,493
Restricted cash and cash equivalents	15,636	15,636	19,984	19,984
Financing receivables	16,134	16,134	15,896	15,896
Vacation ownership mortgages receivable	32,273	33,616	36,502	37,624
Investments in marketable securities	10,961	10,961	11,368	11,368
Revolving credit facility(1)	(71,754)	(75,000)	(484,383)	(488,000)
Senior notes(1)	(343,506)	(344,750)	—	—

(1)
The carrying value of our revolving credit facility and senior notes include $3.2 million and $6.5 million of debt issuance costs, which are presented as a direct reduction of the corresponding liability.

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying condensed consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high-quality financial institutions and have original maturities of three months or less. Under the fair value hierarchy established in ASC 820, cash and cash equivalents and restricted cash and cash equivalents are stated at fair value based on quoted prices in active markets for identical assets (Level 1).

        The financing receivables as of September 30, 2015 are presented in our consolidated balance sheet within other non-current assets and principally pertains to a convertible secured loan to CLC that matures five years subsequent to the funding date with interest payable monthly. The loan was funded in October of 2014. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion. The carrying value of this financing receivable approximates fair value through inputs inherent to the originating value of this loan, such as interest rates and ongoing credit risk accounted for through non-recurring adjustments for estimated credit losses as necessary (Level 2). The stated interest rate on this loan is comparable to market rate. Interest is recognized within our "Interest income" line item in our condensed consolidated statement of income for the three and nine months ended September 30, 2015.

        We estimate the fair value of vacation ownership mortgages receivable using a discounted cash flow model. We believe this is comparable to the model that an independent third party would use in the current market. Our model incorporates default rates, prepayment rates, coupon rates and loan terms respective to the portfolio based on current market assumptions for similar types of arrangements. Based upon the availability of market data, we have classified inputs used in the valuation of our vacation ownership mortgages receivable as Level 3. The primary sensitivity in these

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

assumptions relates to forecasted defaults and projected prepayments which could cause the estimated fair value to vary.

        Investments in marketable securities consist of marketable securities (mutual funds) related to a deferred compensation plan that is funded in a Rabbi trust as of September 30, 2015 and classified as other noncurrent assets in the accompanying condensed consolidated balance sheets. This deferred compensation plan was created and funded in connection with the HVO acquisition. Participants in the deferred compensation plan unilaterally determine how their compensation deferrals are invested within the confines of the Rabbi trust which holds the marketable securities. Consequently, management has designated these marketable securities as trading investments, as allowed by applicable accounting guidance, even though there is no intent by ILG to actively buy or sell securities with the objective of generating profits on short-term differences in market prices. These marketable securities are recorded at a fair value of $11.0 million as of September 30, 2015 based on quoted market prices in active markets for identical assets (Level 1). Unrealized trading losses for the three and nine months ended September 30, 2015 were $0.8 million and $0.5 million, respectively, with an accompanying offsetting adjustment to employee compensation expense, and are each included within general and administrative expenses in the accompanying condensed consolidated statement of income. See Note 11 for further discussion in regards to this deferred compensation plan.

        Borrowings under our senior notes (issued April 2015) and revolving credit facility are carried at historical cost and adjusted for principal payments. The fair value of our senior notes was estimated at September 30, 2015 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our senior notes (Level 2). The carrying value of the outstanding balance under our revolving credit facility, exclusive of debt issuance costs, approximates fair value as of September 30, 2015 and December 31, 2014 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

NOTE 10—EQUITY

        ILG has 300 million authorized shares of common stock, par value of $0.01 per share. At September 30, 2015, there were 59.9 million shares of ILG common stock issued, of which 57.5 million are outstanding with 2.4 million shares held as treasury stock. At December 31, 2014, there were 59.5 million shares of ILG common stock issued, of which 57.1 million were outstanding with 2.4 million shares held as treasury stock.

        ILG has 25 million authorized shares of preferred stock, par value of $0.01 per share, none of which are issued or outstanding as of September 30, 2015 and December 31, 2014. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

Dividend Declared

        In February, May and August of 2015, our Board of Directors declared a quarterly dividend payment of $0.12 per share paid in March, June and September of 2015, respectively, amounting to $6.9 million each.

        In November 2015, our Board of Directors declared a $0.12 per share dividend payable December 16, 2015 to shareholders of record on December 2, 2015.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 10—EQUITY (Continued)

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

Share Repurchase Program

        In February 2015, ILG's Board of Directors increased the remaining share repurchase authorization to a total of $25 million. Acquired shares of our common stock are held as treasury shares carried at cost on our condensed consolidated financial statements. Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

        During the year ended December 31, 2014, we repurchased 0.7 million shares of common stock for $14.1 million, including commissions. As of September 30, 2015, the remaining availability for future repurchases of our common stock was $25.0 million. There were no repurchases of common stock during the nine months ended September 30, 2015.

Accumulated Other Comprehensive Loss

        Pursuant to final guidance issued by the FASB in February of 2013, entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the three and nine months ended September 30, 2015, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments as disclosed in our accompanying condensed consolidated statements of comprehensive income.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 10—EQUITY (Continued)

Noncontrolling Interests

Noncontrolling Interest—VRI Europe

        In connection with the VRI Europe transaction on November 4, 2013, CLC was issued a noncontrolling interest in VRI Europe representing 24.5% of the business, which was determined based on the purchase price paid by ILG for its 75.5% ownership interest as of the acquisition date. As of September 30, 2015 and December 31, 2014, this noncontrolling interest amounts to $31.6 million and $33.3 million, respectively, and is presented on our condensed consolidated balance sheets as a component of equity. The change from December 31, 2014 to September 30, 2015 relates to the recognition of the noncontrolling interest holder's proportional share of VRI Europe's earnings and dividends, as well as the translation effect on the foreign currency based amount.

        The parties have agreed not to transfer their interests in VRI Europe or CLC's related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG's VRI Europe shares in connection with a sale of the entire CLC resort business subject to achieving minimum returns and a preemptive right by ILG. As of September 30, 2015, there have been no changes in ILG's ownership interest in VRI Europe.

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

Noncontrolling Interest—Hyatt Vacation Ownership

        In connection with the HVO acquisition on October 1, 2014, ILG assumed a noncontrolling interest in a joint venture entity, which we fully consolidate, formed for the purpose of developing and selling vacation ownership interests. The fair value of the noncontrolling interest at acquisition was determined based on the noncontrolling party's ownership interest applied against the fair value allocated to the respective joint venture entity. As of September 30, 2015 and December 31, 2014, this noncontrolling interest amounted to $2.3 million and $3.0 million, respectively, and is presented on our condensed consolidated balance sheets as a component of equity.

NOTE 11—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 11—BENEFIT PLANS (Continued)

each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to Internal Revenue Service ("IRS") restrictions. Matching contributions for the ILG plan were approximately $0.5 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and $1.7 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 50,920 share units were outstanding at September 30, 2015. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

        Effective October 1, 2014, a non-qualified deferred compensation plan (the "DCP") was established to allow certain eligible employees of ILG an option to defer compensation on a tax-deferred basis. The establishment of the DCP was intended to receive a transfer of deferred compensation liabilities in connection with the acquisition of HVO. Participants in the DCP are currently limited to certain HVO employees. These participants make an election prior to the first of each year to defer an amount of compensation payable for services to be rendered beginning in the next calendar year, or to receive distributions. Participants are fully vested in all amounts held in their individual accounts. The DCP is fully funded in a Rabbi trust. The Rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi trust are not available for general corporate purposes. Amounts in the Rabbi trust are invested in mutual funds, as selected by participants, which are designated as trading securities and carried at fair value. Subsequent to the acquisition of HVO, there was a net transfer of $10.6 million into the Rabbi trust related to participants acquired with the acquisition. As of September 30, 2015, the fair value of the investments in the Rabbi trust was $11.0 million which is recorded in other non-current assets with the corresponding deferred compensation liability recorded in other long-term liabilities in the condensed consolidated balance sheet. We recorded unrealized losses of $0.8 million and $0.5 million for the three and nine months ended September 30, 2015, respectively, to general and administrative expense related to the investment gains, and a charge to compensation expense also within general and administrative expense related to the increase in deferred compensation liabilities to reflect the DCP liability, in the condensed consolidated statement of income.

NOTE 12—STOCK-BASED COMPENSATION

        On May 21, 2013, ILG adopted the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan and stopped granting awards under the ILG 2008 Stock and Annual Incentive Plan ("2008 Incentive Plan"). Both plans provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. RSUs are awards in the form of phantom shares

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 12—STOCK-BASED COMPENSATION (Continued)

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

        Under the ILG 2013 Stock and Incentive Compensation Plan, the maximum aggregate number of shares of common stock reserved for issuance as of adoption is 4.1 million shares, less one share for every share granted under any prior plan after December 31, 2012. As of September 30, 2015, ILG has 2.3 million shares available for future issuance under the 2013 Stock and Incentive Compensation Plan.

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

        For the 2015 and 2014 RSUs subject to relative total shareholder return performance criteria, the number of RSUs that may ultimately be awarded depends on whether the market condition is achieved. We used a Monte Carlo simulation analysis to estimate a per unit grant date fair value of $40.71 for 2015 and $36.90 for 2014 for these performance based RSUs. This analysis estimates the total shareholder return ranking of ILG as of the grant date relative to two peer groups approved by the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 12—STOCK-BASED COMPENSATION (Continued)

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

        Non-cash compensation expense related to RSUs for the three months ended September 30, 2015 and 2014 was $3.2 million and $2.8 million, respectively, and $10.2 million and $8.3 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, there was approximately $20.7 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 1.9 years.

        The amount of stock-based compensation expense recognized in the condensed consolidated statements of income is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date.

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of sales	$192	$189	$625	$572
Selling and marketing expense	356	301	1,237	998
General and administrative expense	2,700	2,327	8,320	6,727

Non-cash compensation expense	$3,248	$2,817	$10,182	$8,297

        The following table summarizes RSU activity during the nine months ended September 30, 2015:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at January 1, 2015	1,694	$20.23
Granted	553	25.72
Vested	(547)	17.34
Forfeited	(28)	21.74

Non-vested RSUs at September 30, 2015	1,672	$22.97

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

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

        For the three and nine months ended September 30, 2015, ILG recorded income tax provisions for continuing operations of $10.7 million and $34.9 million, respectively, which represent effective tax rates of 35.3% and 35.8% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates and the impact of favorable discrete items recorded during the current period related to tax credits and state taxes.

        For the three and nine months ended September 30, 2014, ILG recorded income tax provisions for continuing operations of $11.8 million and $36.8 million, respectively, which represent effective tax rates of 34.9% and 35.8% for the respective periods. These tax rates are different than the federal statutory rate of 35% due principally to state and local income taxes offset by foreign income taxed at lower rates. These tax rates include the effect of a shift in the projections of the proportion of income earned and taxed between the various jurisdictions and the impact of favorable discrete items recorded during the three months ended September 30, 2014.

        As of September 30, 2015, there were no material changes to ILG's unrecognized tax benefits and related interest. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 13—INCOME TAXES (Continued)

        ILG files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. As of September 30, 2015, no open tax years are currently under examination by the IRS or any material state and local jurisdictions.

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

        ILG provides certain corporate functions that benefit the organization as whole. Such corporate functions include corporate services relating to oversight, accounting, legal, treasury, tax, internal audit, human resources, and certain IT functions. Historically most of these costs have been borne by the Interval business. Beginning in the fourth quarter of 2014, costs relating to such corporate functions that are not directly cross-charged to individual businesses are being allocated to our two operating and reportable segments based on a pre-determined measure of profitability relative to total ILG. All such allocations relate only to general and administrative expenses. The condensed consolidated statements of income are not impacted by this cross-segment allocation. Consequently, for comparative purposes, we have recast our segment results for 2014 to include such corporate allocations.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 14—SEGMENT INFORMATION (Continued)

        Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Exchange and Rental:
Transaction revenue	$46,728	$46,868	$150,931	$150,294
Membership fee revenue	31,326	32,017	94,453	95,437
Ancillary member revenue	1,689	1,896	4,490	5,228

Total member revenue	79,743	80,781	249,874	250,959
Other revenue	7,815	5,825	25,386	17,932
Rental management revenue	13,626	12,973	39,236	36,932
Pass-through revenue	23,704	20,638	70,625	61,284

Total revenues	124,888	120,217	385,121	367,107
Cost of sales	47,569	44,187	148,311	137,993

Gross profit	77,319	76,030	236,810	229,114
Selling and marketing expense	14,570	14,640	45,419	42,897
General and administrative expense	26,284	25,335	78,290	75,593
Amortization expense of intangibles	2,155	1,739	6,465	5,319
Depreciation expense	3,958	3,587	11,680	10,892

Segment operating income	$30,352	$30,729	$94,956	$94,413

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Vacation Ownership:
Management fee revenue	$25,759	$22,123	$75,672	$67,118
Vacation ownership sales and financing revenue	9,002	—	28,473	—
Pass-through revenue	14,391	4,343	43,071	13,027

Total revenue	49,152	26,466	147,216	80,145
Cost of sales	28,044	14,808	90,082	44,613

Gross profit	21,108	11,658	57,134	35,532
Selling and marketing expense	3,563	159	9,500	280
General and administrative expense	13,076	6,005	32,506	18,435
Amortization expense of intangibles	1,362	1,140	4,067	3,421
Depreciation expense	436	178	1,311	542

Segment operating income	$2,671	$4,176	$9,750	$12,854

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 14—SEGMENT INFORMATION (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated:
Revenue	$174,040	$146,683	$532,337	$447,252
Cost of sales	75,613	58,995	238,393	182,606

Gross profit	98,427	87,688	293,944	264,646
Direct segment operating expenses	65,404	52,783	189,238	157,379

Operating income	$33,023	$34,905	$104,706	$107,267

        Selected financial information by reporting segment is presented below (in thousands). Total assets for our Exchange and Rental segment as of December 31, 2014 have been recast pursuant to ASU 2015-03 with regards to the presentation of debt issuance costs as a contra long-term debt item. See Note 8 for additional discussion.

	September 30, 2015	December 31, 2014
Total Assets:
Exchange and Rental	$934,860	$928,081
Vacation Ownership	367,542	395,921

Total	$1,302,402	$1,324,002

Geographic Information

        We conduct operations through offices in the U.S. and 15 other countries. For the nine months ended September 30, 2015 and 2014 revenue is sourced from over 100 countries worldwide. Other than the United States and Europe, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the three and nine months ended September 30, 2015 and 2014.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 14—SEGMENT INFORMATION (Continued)

        Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented in the table below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
United States	$144,610	$112,973	$441,636	$345,201
Europe	16,360	18,337	50,828	55,046
All other countries(1)	13,070	15,373	39,873	47,005

Total	$174,040	$146,683	$532,337	$447,252

(1)
Includes countries within the following continents: Africa, Asia, Australia, North America and South America.

	September 30, 2015	December 31, 2014
Long-lived assets (excluding goodwill and intangible assets):
United States	$81,276	$81,291
Europe	4,567	4,884
All other countries	368	426

Total	$86,211	$86,601

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

        Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. At September 30, 2015, guarantees, surety bonds and letters of credit totaled $88.6 million, with the highest annual amount of $64.7 million

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 15—COMMITMENTS AND CONTINGENCIES (Continued)

occurring in year one. The total includes a guarantee by us of up to $36.7 million of the construction loan for the Maui project. This amount represents the maximum exposure under guarantee related to this construction loan from a legal perspective; however, our reasonable expectation of our exposure under this guarantee based on the agreements among guarantors is proportionally reduced by our ownership percentage in the Maui project to $18.1 million as of September 30, 2015. Additionally, the total also includes maximum exposure under guarantees of $41.5 million primarily relating to our vacation rental business's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the rental management activities that are entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other party.

        In addition, certain of our rental management agreements provide that owners receive specified percentages of the rental revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of September 30, 2015, future amounts are not expected to be significant either individually or in the aggregate.

        Additionally, as of September 30, 2015, our letters of credit totaled $8.3 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letter of credits provide alternate assurance on amounts required to be held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

        Our operating and purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of September 30, 2015, amounts pending reimbursements are not significant.

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

        As of September 30, 2015 and December 31, 2014, ILG had an accrual of $1.4 million and $2.3 million, respectively, representing the net exposure of any VAT reclaim refund receivable and accrued VAT liabilities related to this matter. The net change in the accrual primarily relates to the resolution with the respective taxing authority of a specific methodology that is to be utilized, and to a

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 15—COMMITMENTS AND CONTINGENCIES (Continued)

decrease in the change in estimate primarily to update the periods for which the accrued VAT liabilities are due, as well as the effect of foreign currency remeasurements. The net impact resulted in favorable adjustments of less than $0.1 million and of $1.2 million for the three and nine months ended September 30, 2015 respectively, and $0.1 million and $0.7 million for the three and nine months ended September 30, 2014, respectively, to our condensed consolidated statements of income.

        Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities as of September 30, 2015 may range from $1.4 million up to approximately $2.9 million based on quarter-end exchange rates. ILG believes that the $1.4 million accrual at September 30, 2015 is our best estimate of probable future obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

NOTE 16—SUBSEQUENT EVENTS

        On October 27, 2015, we entered into an Agreement and Plan of Merger, with Starwood Hotels & Resorts Worldwide, Inc. (Starwood), Vistana Signature Experiences, Inc. (Vistana) and our newly formed subsidiary, pursuant to which we will acquire Vistana, the vacation ownership business of Starwood. The acquisition will be effected through a "Reverse Morris Trust" structure, which means that Vistana will be spun-off to Starwood's shareholders pursuant to a Separation Agreement and then merged with our subsidiary with Vistana shareholders receiving stock of ILG. Vistana will be the surviving entity of the merger. Prior to the spin-off, Vistana will distribute approximately $132 million to Starwood, subject to adjustment. Prior to the merger, Starwood will transfer to Vistana the vacation ownership business and five hotels that are expected to be converted into vacation ownership properties over time. The combination will result in Starwood shareholders owning, at the closing, approximately 55% of the combined company on a fully diluted basis, with existing shareholders of ILG owning approximately 45% of the combined company. Completion of the merger is subject to customary closing conditions, including regulatory and ILG shareholder approvals. Liberty Interactive Corp and certain of ILG's senior executives have entered into Voting and Support Agreements, which provide for them to vote in favor of the issuance of ILG shares pursuant to the merger.

        The Merger Agreement contains certain termination rights including Starwood's right to terminate if ILG's board changes its recommendation regarding issuance of ILG common stock for the merger or ILG's termination in order to enter into an agreement for a superior proposal, in each case prior to stockholder approval. For these terminations, ILG would be required to pay Starwood a termination fee of $40 million, which could also be payable for certain other terminations if ILG enters into an agreement with respect to a competing proposal within 12 months of termination of the merger agreement.

        In connection with the transaction, Vistana will enter into an 80-year exclusive global license agreement for the use of the Westin and Sheraton brands in vacation ownership in addition to the non-exclusive license for the existing St. Regis and The Luxury Collection vacation ownership properties. Under the terms of the license agreement, Starwood will receive an annual base royalty fee of $30 million plus 2% of vacation ownership interest sales. Vistana will also enter into an agreement

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2015

(Unaudited)

NOTE 16—SUBSEQUENT EVENTS (Continued)

regarding its continued participation in the Starwood Preferred Guest loyalty program. Also, Starwood and ILG will enter into a Noncompetition Agreement that will restrict, for ten years, Starwood from competing with ILG's vacation ownership business and restrict ILG from competing with Starwood's hotel business, subject to specified exceptions.

        Additional transaction-related agreements include, among others:

  •
  an Employee Matters Agreement, which will govern, among other things, Starwood, Vistana and ILG's obligations with respect to current and former employees of the Vistana Business; and

  •
  a Tax Matters Agreement, which will govern, among other things, Starwood, Vistana and ILG's respective rights, responsibilities and obligations with respect to taxes, tax attributes, the preparation and filing of tax returns, responsibility for and preservation of the expected tax-free status of the transactions contemplated by the Separation Agreement and certain other tax matters.

        In connection with the transactions contemplated by the Merger Agreement and Separation Agreement, ILG and Liberty Interactive Corp. agreed to amend and restate that certain Spinco Agreement, dated May 13, 2008, by and among Liberty, certain affiliates of Liberty and IAC/InterActive Corp., as subsequently assigned to ILG on August 20, 2008. This amended agreement provides that, at the closing of the Merger, Liberty will be entitled to appoint two directors to the Board (rather than the three designees Liberty currently has the right to appoint). So long as Liberty continues to beneficially own at least 10% of ILG's common stock, Liberty will have the right to nominate a proportionate number of directors to ILG's board of directors. The amended agreement restricts Liberty and its affiliates from acquiring in excess of 35% of ILG's outstanding shares of common stock without ILG's consent.

        The amended agreement, and the respective rights and obligations thereunder, will terminate if Liberty's beneficial ownership falls below 10% of ILG's outstanding equity, unless Liberty's ownership was reduced below 10% not in conjunction with Liberty transferring its shares. In that event, Liberty's rights will terminate three years from the date of the amended agreement.

        Also in connection with the transactions contemplated by the Merger Agreement and Separation Agreement, ILG and Liberty agreed to amend and restate that certain registration rights agreement, dated as of August 20, 2008, by and among ILG, Liberty and an affiliate of Liberty. The Amended Registration Rights Agreement provides Liberty with four demand registration rights and sets the aggregate offering price threshold for any demand registration statement at $50 million. Pursuant to the Amended Registration Rights Agreement, ILG must prepare a demand registration statement requested by Liberty on the earlier of the termination of the Merger Agreement and sixty days following the consummation of the transactions contemplated by the Merger Agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

        This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "intends," "plans" and "believes," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters, as well as financial estimates and statements as to the expected timing, completion and effects of the proposed merger between a wholly-owned subsidiary of ILG and Vistana Signature Experiences, Inc., which will immediately follow the proposed spin-off of Vistana from Starwood Hotels & Resorts Worldwide, Inc. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward-looking statements included in this quarterly report for a variety of reasons, including, among others: adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries; adverse changes to, or interruptions in, relationships with third parties; lack of available financing for, or insolvency of developers; consolidation of developers; decreased demand from prospective purchasers of vacation interests; travel related health concerns; changes in our senior management; regulatory changes; our ability to compete effectively and successfully add new products and services; our ability to successfully manage and integrate acquisitions; the occurrence of a termination event under the master license agreement with Hyatt; our ability to market vacation ownership interests successfully and efficiently; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with Starwood, the risk that ILG stockholders may not approve the issuance of ILG common stock in connection with the proposed merger, the risk that the necessary regulatory approvals may not be obtained or may be obtained subject to conditions that are not anticipated, risks that any of the closing conditions to the proposed merger, including Starwood's spin-off of Vistana, may not be satisfied in a timely manner, risks related to disruption of management time from ongoing business operations due to the proposed merger, failure to realize the benefits expected from the proposed merger, the effect of the announcement of the proposed merger on the ability of ILG and Starwood to retain and hire key personnel and maintain relationships with their key business partners, and on their operating results and businesses generally; impairment of assets; the restrictive covenants in our revolving credit facility and senior notes; adverse events or trends in key vacation destinations; business interruptions in connection with our technology systems; ability of managed homeowners' associations to collect sufficient maintenance fees; third parties not repaying advances or extensions of credit; fluctuations in currency exchange rates; and our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of our 2014 Annual Report on Form 10-K and in Part II of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

GENERAL

        The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three and nine months ended September 30, 2015.

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

  •
  Financial Position, Liquidity and Capital Resources

  •
  Critical Accounting Policies and Estimates

  •
  ILG's Principles of Financial Reporting

  •
  Reconciliations of Non-GAAP Measures

MANAGEMENT OVERVIEW

Organization

        In the fourth quarter of 2014, as a result of the acquisition of HVO and its added sales and marketing capabilities, ILG reorganized its management structure. This realignment resulted in a change to our operating and reportable segments which are now Exchange and Rental, and Vacation Ownership. The Exchange and Rental operating segment consists of Interval, HRC, the TPI operated exchange business, and Aqua-Aston. The Vacation Ownership operating segment consists of VRI Europe, HVO's management and VOI sales and financing businesses, and the management related lines of business of VRI and TPI.

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

Exchange & Rental Services

        Interval, the principal business in our Exchange and Rental segment, has been a leader in the vacation exchange services industry since its founding in 1976. As of September 30, 2015, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

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

        This segment also provides vacation rental through Aqua-Aston as part of a comprehensive package of rental, marketing and management services offered to vacation property owners, primarily of Hawaiian properties, as well as through the Interval Network. Revenue from our vacation rental business is derived principally from fees for rental services and related management of hotels, condominium resorts and homeowners' associations. Agreements with owners at many of vacation rental's managed hotel and condominium resorts provide that owners receive either specified percentages of the revenue generated under our management or, in limited instances, guaranteed dollar amounts. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. In other instances, fees for rental services generally consist of commissions earned on rentals. Management fees consist of a base management fee and, in some instances, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers.

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

International Revenue

        International revenue decreased in the three and nine months ended September 30, 2015 by 14.6% and 13.2%, respectively compared to the same periods in 2014. As a percentage of our total revenue, international revenue decreased in the three and nine months ended September 30, 2015 to 16.9% and 17.0%, respectively, from 23.0% and 22.8% compared to the same periods in 2014. In constant currency, international revenue decreased 4.9% and 2.3% in the quarter and year-to-date 2015 period compared to last year, while as a percentage of our total revenue it decreased to 18.1% and 18.4%, respectively. The decrease in international revenue, and in constant currency, as a percentage of total revenue in 2015 is attributable to revenue from our HVO acquisition consummated in October 2014 which is entirely U.S. revenue.

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

        Our 2015 results continue to be negatively affected by a shift in the percentage mix of the Interval Network membership base from traditional and direct renewal members to corporate members. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate; however, these members tend to have a lower propensity to transact with us. Membership mix as of September 30, 2015 included 58% traditional and 42% corporate members, compared to 59% and 41%, respectively, as of September 30, 2014.

        Our Exchange and Rental segment results are susceptible to variations in economic conditions, particularly in its largest vacation rental market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii increased 4.3% for the nine months ended September 30, 2015 (latest available data) compared to the comparable period in the prior year. Applying the change to the calculation of revenue per available room ("RevPAR") discussed in the revenue section of our Results of Operations below to the prior year period, RevPAR in Hawaii increased 5.7% to $129.97 for the nine months ended September 30, 2015, driven by higher average daily rate ("ADR") of 5.0% when compared to the same period in 2014.

        As of the latest forecast (August 2015), the Hawaii Department of Business, Economic Development and Tourism forecasts increases of 4.3% in visitors to Hawaii and 3.8% in visitor expenditures in 2015 over 2014.

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

        Over the past year, we have been reviewing the effectiveness of our HVO sales and marketing organization. We are in the process of rebuilding the distribution platform, particularly for the consolidated properties.

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

        For the vacation rental business, we expect RevPAR to post year-over-year improvement for the remainder of the year. Our RevPAR expectation generally tracks with the forecasted upward trend in tourism activity of its largest market, Hawaii, which is benefitting from a relatively stable North American market. Additionally, expanded airlift into the island chain remains a positive factor bolstering the Hawaiian tourism economy; however, limited inter-island airlift and increases in the cost of a Hawaiian vacation, particularly for Japanese travelers who have lost purchasing power due to the strengthening U.S. dollar, may continue to negatively impact visitor arrivals and expenditures, and temper growth.

        In the vacation ownership management business, we expect independent homeowners' associations to be increasingly dependent on secondary sales of inventory to replace lost maintenance fees from an aging owner base. Changes in currency exchange rates are expected to negatively affect the results of our VRI Europe business.

        Additionally, our completion of the HVO acquisition in the fourth quarter of 2014 will affect the year-over-year comparability of our results of operations for the year ended December 31, 2015.

        On October 27, 2015, we entered into an Agreement and Plan of Merger, with Starwood Hotels & Resorts Worldwide, Inc. (Starwood), Vistana Signature Experiences, Inc. (Vistana) and our newly formed subsidiary, pursuant to which we will acquire Vistana, the vacation ownership business of Starwood. The acquisition will be effected through a "Reverse Morris Trust" structure, which means that Vistana will be spun-off to Starwood's shareholders pursuant to a Separation Agreement and then merged with our subsidiary with Vistana shareholders receiving stock of ILG. Vistana will be the surviving entity of the merger. Prior to the spin-off, Vistana will distribute approximately $132 million to Starwood, subject to adjustment. Prior to the merger, Starwood will transfer to Vistana the vacation ownership business and five hotels that are expected to be converted into vacation ownership properties over time. The combination will result in Starwood shareholders owning approximately 55% of the combined company on a fully diluted basis, with existing shareholders of ILG owning approximately 45% of the combined company. Completion of the merger is subject to customary closing conditions, including regulatory and ILG shareholder approvals. Liberty Interactive Corp and ILG's senior executives have entered into Voting and Support Agreements, which provide for them to vote in favor of the merger and the issuance of ILG shares pursuant to the merger. For additional information see "Note 16—Subsequent Event" in Part I, Item 1 of this report.

 RESULTS OF OPERATIONS

Revenue

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental
Transaction revenue	$46,728	(0.3)%	$46,868
Membership fee revenue	31,326	(2.2)%	32,017
Ancillary member revenue	1,689	(10.9)%	1,896

Total member revenue	79,743	(1.3)%	80,781
Other revenue	7,815	34.2%	5,825
Rental management revenue	13,626	5.0%	12,973
Pass-through revenue	23,704	14.9%	20,638

Total Exchange and Rental revenue	124,888	3.9%	120,217

Vacation Ownership
Management fee revenue	25,759	16.4%	22,123
Sales and financing revenue	9,002	NM	—
Pass-through revenue	14,391	231.4%	4,343

Total Vacation Ownership revenue	49,152	85.7%	26,466

Total ILG revenue	$174,040	18.7%	$146,683

        Revenue for the three months ended September 30, 2015 of $174.0 million increased $27.4 million, or 18.7%, compared to revenue of $146.7 million in 2014. Exchange and Rental segment revenue of $124.9 million increased $4.7 million, or 3.9%, and Vacation Ownership segment revenue of $49.2 million increased $22.7 million, or 85.7%, in the quarter compared to the prior year quarter. On a constant currency basis, ILG revenue for the current quarter would have been $176.7 million, an increase of 20.4% over the prior year quarter.

Exchange and Rental

        Exchange and Rental segment revenue increased $4.7 million, or 3.9%, in the third quarter of 2015 compared to 2014. This increase is primarily due to incremental revenue attributable to our HRC business (acquired in October 2014) which drove an increase of $2.0 million in other revenue. In addition, rental management revenue was higher by $0.7 million, or 5.0%, over the prior year and pass-through revenue increased by $3.1 million to $23.7 million for the quarter. Transaction revenue in the quarter was relatively consistent with the prior year, while membership fee revenue declined 2.2% to $31.3 million. Further details on the components of this quarter's net increase in revenue are as follows:

  •
  Increase in pass-through revenue of $3.1 million, or 14.9%, in the quarter compared to prior year. Pass-through revenue (and related expenses) represents reimbursed compensation and other employee-related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners associations without mark-up. The increase in pass-through revenue in the quarter is largely attributable to new property management contracts secured subsequent to the third quarter of 2014 and an increase in employee-related costs being reimbursed in the period compared to last year.

  •
  Increase in other revenue of $2.0 million primarily attributable to the inclusion of the HRC business in our results subsequent to its acquisition. Specifically, HRC rental revenue is included within this revenue line item.

  •
  Rental management revenue earned from managed hotel and condominium resort properties at Aqua-Aston increased $0.7 million, or 5.0%, in the quarter. Aqua-Aston combined RevPAR was $123.86, a decrease of 0.5% over prior year's RevPAR of $124.46. The decrease in RevPAR was driven by a 3.8% decrease in occupancy rate and a 3.4% increase in average daily rate. On a Hawaii-only basis, RevPAR increased 1.1% to $128.48 in the quarter compared to $127.10 in the prior year. The increase in Hawaii-only RevPAR was driven by a 3.8% increase in average daily rate, partly offset by a 2.6% drop in occupancy, compared to last year. With regards to the prior RevPAR figures, effective January 1, 2015, a change in industry reporting standards now precludes certain resort fees from being included within gross lodging revenue. Consequently, this reporting change impacts the year-over-year comparability of RevPAR and, therefore, we have recast prior year RevPAR figures for purposes of this comparison. Additionally, certain revisions resulting from a refinement in our calculation of RevPAR pursuant to industry reporting standards are included in the recast prior year RevPAR figures.

  •
  Transaction revenue of $46.7 million in the quarter was relatively consistent with the prior year. The quarter's activity was unfavorably impacted by lower reservation servicing revenue, partly offset by incremental HRC transactions. Revenue from exchanges and Getaways were relatively consistent with the prior year. The quarter's activity related to exchanges and Getaways was driven by a higher average transaction fee of 1.9%, largely mitigated by a decline in transaction volume of 1.6%. Lower transaction volume is related to the shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity.

  •
  Membership fee revenue of $31.3 million in the quarter was lower by $0.7 million, or 2.2%, compared to the prior year. This decrease in membership fee revenue can be attributed to the continued shift in the percentage mix of our membership base from traditional to corporate members as well as the impact of less favorable terms related to the multi-year renewal of certain large developer clients in the prior year taking effect in the current period. This impact was partly offset by the inclusion of the HRC business in the 2015 period and the continued improvement in the member base penetration of our Platinum and Club Interval products. Total active members in the Interval Network at September 30, 2015 remained relatively consistent with the prior year at approximately 1.82 million members.

  •
  Overall, Interval Network average revenue per member was $43.83 in the quarter, which was lower by 1.7% compared to average revenue per member of $44.57 in the prior year period.

Vacation Ownership

        The increase of $22.7 million, or 85.7%, in segment revenue for the third quarter of 2015 reflects increases over the prior year of $9.0 million of incremental vacation ownership sales and financing revenue and $10.0 million in pass-through revenue, entirely related to the HVO acquisition, as well as $3.6 million in management fee revenue. The increase in management fee revenue is a result of incremental revenue from our HVO acquisition, partly offset by the foreign currency negative impact of translating the results of our European vacation ownership management businesses into U.S. dollars as part of consolidating our results. This unfavorably impacted revenue by approximately $2.2 million in the quarter, driven by the weakening of foreign currencies compared to the U.S. dollar. On a constant currency basis, total revenue and revenue excluding pass-through for this segment would have been $51.3 million and $36.9 million, respectively, an increase of 94.0% and 67.0% over the prior year quarter. For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental
Transaction revenue	$150,931	0.4%	$150,294
Membership fee revenue	94,453	(1.0)%	95,437
Ancillary member revenue	4,490	(14.1)%	5,228

Total member revenue	249,874	(0.4)%	250,959
Other revenue	25,386	41.6%	17,932
Rental management revenue	39,236	6.2%	36,932
Pass-through revenue	70,625	15.2%	61,284

Total Exchange and Rental revenue	385,121	4.9%	367,107

Vacation Ownership
Management fee revenue	75,672	12.7%	67,118
Sales and financing revenue	28,473	NM	—
Pass-through revenue	43,071	230.6%	13,027

Total Vacation Ownership revenue	147,216	83.7%	80,145

Total ILG revenue	$532,337	19.0%	$447,252

        Revenue for the nine months ended September 30, 2015 of $532.3 million increased $85.1 million, or 19.0%, compared to revenue of $447.3 million in 2014. Exchange and Rental segment revenue of $385.1 million increased $18.0 million, or 4.9%, and Vacation Ownership segment revenue of $147.2 million increased $67.1 million, or 83.7%, in the period compared to prior year. On a constant currency basis, ILG revenue for the nine months of 2015 would have been $541.3 million, an increase of 21.0% over the prior year.

Exchange and Rental

        Exchange and Rental segment revenue increased $18.0 million, or 4.9%, in 2015 compared to 2014. This increase is primarily due to incremental revenue attributable to our HRC business which drove an increase of $7.5 million in other revenue and $0.6 million in transaction revenue. Additionally, our rental businesses drove rental management revenue higher by $2.3 million, or 6.2%, over the prior year and pass-through revenue of $70.6 million in the period was higher by $9.3 million. These increases were partly offset by $1.0 million of lower membership fee revenue. Further details on the components of this period's net increase in revenue are as follows:

  •
  Increase in pass-through revenue of $9.3 million, or 15.2%, in 2015 compared to prior year. The increase in pass-through revenue in the period is largely attributable to new property management contracts secured subsequent to the third quarter of 2014 and an increase in employee-related costs being reimbursed in the period compared to last year.

  •
  Increase in other revenue of $7.5 million is primarily attributable to the inclusion of the HRC business in our results subsequent to its acquisition. Specifically, HRC rental revenue is included within this revenue line item. In addition, the increase in other revenue reflects higher rental transaction activity generated outside of the Interval Network.

    Rental management revenue earned from managed hotel and condominium resort properties at Aqua-Aston increased $2.3 million, or 6.2%, in the period. Aqua-Aston combined RevPAR was

    $119.14, a decrease of 0.2% over prior year's RevPAR of $119.39. The decrease in RevPAR was driven by a 4.4% decrease in occupancy rate and a 4.4% increase in the average daily rate. On a Hawaii-only basis, RevPAR increased 5.7% to $129.97 in the period compared to $122.99 in the prior year. The increase in Hawaii-only RevPAR was driven by 5.0% higher average daily rate in the period compared to prior year.

  •
  Higher transaction revenue of $0.6 million primarily related to an increase in revenue from exchanges and Getaways, as well as incremental HRC transactions. Higher transaction revenue from exchanges and Getaways was driven by an increase of 1.8% in average fee per Interval Network transaction, partly offset by a decline in transaction volume of 0.9%. Lower transaction volume is related to the shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity.

  •
  Lower membership fee revenue of $1.0 million in the period reflects the continued shift in the percentage mix of our membership base from traditional to corporate members as well as the impact of less favorable terms related to the multi-year renewal of certain large developer clients in the prior year taking effect in the current period. This was partly offset by the inclusion of the HRC business subsequent to its acquisition and the continued improvement in the member base penetration of our Platinum and Club Interval products.

  •
  Overall, Interval Network average revenue per member was $137.89 in the nine months of 2015, which was relatively consistent with average revenue per member of $138.28 in the prior year period.

Vacation Ownership

        The increase of $67.1 million, or 83.7%, in segment revenue for 2015 reflects increases over the prior year of $28.5 million of incremental vacation ownership sales and financing revenue and $30.0 million in pass-through revenue, entirely related to the HVO acquisition, as well as $8.6 million in management fee revenue. The increase in management fee revenue is a result of incremental revenue from our HVO acquisition, partly offset by the foreign currency negative impact of translating the results of our European vacation ownership management businesses into U.S. dollars as part of consolidating our results. This unfavorably impacted revenue by approximately $7.4 million in the current year, driven by the weakening of foreign currencies compared to the U.S. dollar. On a constant currency basis, total revenue and revenue excluding pass-through for this segment would have been $154.6 million and $111.6 million, respectively, an increase of 92.9% and 66.2% over the prior year period.

Cost of Sales

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental
Exchange and rental expenses	$23,865	1.3%	$23,549
Pass-through expenses	23,704	14.9%	20,638

Total Exchange and Rental cost of sales	47,569	7.7%	44,187

Gross margin	61.9%	(2.1)%	63.2%
Gross margin without pass-through revenue/expenses	76.4%	0.1%	76.4%
Vacation Ownership
Management, sales and financing expenses	13,653	30.5%	10,465
Pass-through expenses	14,391	231.4%	4,343

Total Vacation Ownership cost of sales	28,044	89.4%	14,808

Gross margin	42.9%	(2.5)%	44.0%
Gross margin without pass-through revenue/expenses	60.7%	15.2%	52.7%

Total ILG cost of sales	$75,613	28.2%	$58,995

As a percentage of total revenue	43.4%	8.0%	40.2%
As a percentage of total revenue excluding pass-through revenue	55.6%	14.7%	48.5%
Gross margin	56.6%	(5.4)%	59.8%
Gross margin without pass-through revenue/expenses	72.4%	0.5%	72.1%

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

        Cost of sales for the three months ended September 30, 2015 increased $16.6 million from 2014, consisting of increases of $3.4 million from our Exchange and Rental segment and $13.2 million from our Vacation Ownership segment. Overall gross margin decreased by 323 basis points to 56.6% in the quarter compared to last year. The decrease in overall gross margin is due to the incremental gross profit contribution from our lower-margin Vacation Ownership segment relative to total ILG gross profit.

Exchange and Rental

        Gross margin for the Exchange and Rental segment in the quarter decreased 133 basis points to 61.9% when compared to the prior year. However, excluding the effect of pass-through revenue, gross margin of 76.4% in the quarter was in-line with the prior year. Cost of sales for this segment rose $3.4 million, or 7.7%, from 2014 primarily resulting from $3.1 million of higher pass-through expenses at our rental management businesses and the inclusion of the HRC business subsequent to its October 1, 2014 acquisition. This change was partly offset by a decrease in call center costs.

Vacation Ownership

        The increase of $13.2 million in cost of sales from the Vacation Ownership segment was attributable to the incremental costs of $14.8 million resulting from our HVO acquisition. Of this amount, $10.5 million represented incremental HVO pass-through expenses. This increase was partly offset by lower cost of sales at our other vacation ownership management businesses in the quarter largely attributable to the foreign currency impact of translating the results of our European vacation ownership management businesses into U.S. dollars at end of period. This decreased cost of sales by approximately $1.2 million in the quarter on a constant currency basis.

        Gross margin of 42.9% for this segment decreased by 110 basis points when compared to the prior year. Excluding the effect of pass-through revenue, gross margin for this segment was 60.7% in the quarter compared to 52.7% last year. The increase in gross margin (excluding pass-throughs) for this segment largely resulted from a relative decrease in certain reported expenses, partly offset by the incremental gross profit contribution from HVO relative to total segment gross profit, specifically our vacation ownership sales and financing business which operates at a lower gross margin.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental
Exchange and rental expenses	$77,686	1.3%	$76,709
Pass-through expenses	70,625	15.2%	61,284

Total Exchange and Rental cost of sales	148,311	7.5%	137,993

Gross margin	61.5%	(1.5)%	62.4%
Gross margin without pass-through revenue/expenses	75.3%	0.5%	74.9%
Vacation Ownership
Management, sales and financing expenses	47,011	48.8%	31,586
Pass-through expenses	43,071	230.6%	13,027

Total Vacation Ownership cost of sales	90,082	101.9%	44,613

Gross margin	38.8%	(12.5)%	44.3%
Gross margin without pass-through revenue/expenses	54.9%	3.6%	52.9%

Total ILG cost of sales	$238,393	30.6%	$182,606

As a percentage of total revenue	44.8%	9.7%	40.8%
As a percentage of total revenue excluding pass-through revenue	56.9%	16.2%	49.0%
Gross margin	55.2%	(6.7)%	59.2%
Gross margin without pass-through revenue/expenses	70.2%	(1.1)%	71.0%

        Cost of sales for the nine months ended September 30, 2015 increased $55.8 million from 2014, consisting of increases of $10.3 million from our Exchange and Rental segment and $45.5 million from our Vacation Ownership segment. Overall gross margin decreased by 395 basis points to 55.2% in the period compared to last year. The decrease in overall gross margin is due to the incremental gross profit contribution from our lower-margin Vacation Ownership segment relative to total ILG gross profit.

Exchange and Rental

        Gross margin for the Exchange and Rental segment in the nine months of 2015 decreased 92 basis points to 61.5% when compared to the prior year. However, excluding the effect of pass-through revenue, gross margin of 75.3% in the period was higher by 38 basis points when compared to the prior year. Cost of sales for this segment rose $10.3 million, or 7.5%, from 2014 primarily resulting from $9.3 million of higher pass-through expenses at our rental management businesses and the inclusion of the HRC business. This change was partly offset by a decrease in call center costs and $0.6 million of lower purchased rental inventory expense. The decline in purchased rental inventory expense was principally due to lower average cost per unit of inventory purchased.

Vacation Ownership

        The increase of $45.5 million in cost of sales from the Vacation Ownership segment was attributable to the incremental costs of $51.3 million resulting from our HVO acquisition. Of this amount, $31.8 million represented incremental HVO pass-through expenses. This increase was partly offset by lower cost of sales at our other vacation ownership management businesses in the period largely attributable to the foreign currency impact of translating the results of our European vacation ownership management businesses into U.S. dollars at end of period. This decreased cost of sales by approximately $4.0 million in the period on a constant currency basis.

        Gross margin of 38.8% for this segment decreased by 553 basis points when compared to the prior year. Excluding the effect of pass-through revenue, gross margin for this segment was 54.9% in the period compared to 52.9% last year. The increase in gross margin (excluding pass-throughs) for this segment largely resulted from a relative decrease in certain reported expenses, partly offset by the incremental gross profit contribution from HVO relative to total segment gross profit, specifically our vacation ownership sales and financing business which operates at a lower gross margin.

Selling and Marketing Expense

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental	$14,570	(0.5)%	$14,640
Vacation Ownership	3,563	NM	159

Total ILG selling and marketing expense	$18,133	22.5%	$14,799

As a percentage of total revenue	10.4%	3.3%	10.1%
As a percentage of total revenue excluding pass-through revenue	13.3%	9.7%	12.2%

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

        Selling and marketing expense in the third quarter of 2015 increased $3.3 million, or 22.5%, compared to 2014. This increase pertains to incremental costs associated with our vacation ownership selling and marketing efforts subsequent to the acquisition of HVO in October 2014. Sales and marketing spend in our Exchange and Rental segment was in-line with the prior year.

        As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense increased 33 and 118 basis points, respectively, during the quarter compared to the prior year.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental	$45,419	5.9%	$42,897
Vacation Ownership	9,500	NM	280

Total ILG selling and marketing expense	$54,919	27.2%	$43,177

As a percentage of total revenue	10.3%	6.9%	9.7%
As a percentage of total revenue excluding pass-through revenue	13.1%	13.3%	11.6%

        Selling and marketing expense in the nine months of 2015 increased $11.7 million, or 27.2%, compared to 2014. Higher sales and marketing spend of $2.5 million in our Exchange and Rental segment is attributable to a shift in the timing for mailing an Interval Network magazine into the second quarter compared to the prior year's distribution schedule, as well as increased marketing fees related to developer contract renewals executed in 2014. The increase of $9.2 million in our Vacation Ownership segment principally pertains to incremental costs associated with our vacation ownership selling and marketing efforts subsequent to the acquisition of HVO.

        As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense increased 66 and 154 basis points, respectively, during the period compared to the prior year.

General and Administrative Expense

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,
	2015	% Change	2014
	(Dollars in thousands)
General and administrative expense	$39,360	25.6%	$31,340
As a percentage of total revenue	22.6%	5.8%	21.4%
As a percentage of total revenue excluding pass-through revenue	29.0%	12.4%	25.8%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, as well as facilities costs, fees for professional services and other company-wide benefits.

        General and administrative expense in the third quarter of 2015 increased $8.0 million from 2014 predominately due to incremental expenses of $7.0 million from the inclusion of HVO in our results of operations and $1.3 million in higher professional fees (largely associated with acquisition related activities). Additionally, excluding HVO, the quarter-over-quarter change in general and administrative expense was impacted by higher compensation and other employee-related costs of $0.4 million partly attributable to a rise in health and welfare costs resulting from higher self-insured claim activity, partly offset by a $0.5 million legal settlement recorded in the prior year.

        As a percentage of total revenue and total revenue excluding pass-through revenue, general and administrative expense increased 125 and 320 basis points, respectively, during the quarter compared to the prior year.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	% Change	2014
	(Dollars in thousands)
General and administrative expense	$110,796	17.8%	$94,028
As a percentage of total revenue	20.8%	(1.0)%	21.0%
As a percentage of total revenue excluding pass-through revenue	26.5%	5.0%	25.2%

        General and administrative expense in the nine months of 2015 increased $16.8 million from 2014 predominately due to incremental expenses of $15.9 million from the inclusion of HVO in our results of operations. Additionally, excluding HVO, the change in general and administrative expense in the period was impacted by higher compensation and other employee-related costs of $3.7 million. This increase was partly offset by lower professional fees (primarily associated with acquisition related activities) of $0.9 million, a $0.5 million legal settlement recorded in the prior year, and $1.3 million of lower restructuring expenses incurred in the prior year which consisted mainly of estimated costs of exiting contractual commitments and costs associated with workforce reorganizations.

        The $3.7 million increase in overall compensation and other employee-related costs (excluding HVO) was primarily due to an increase of $1.1 million in non-cash compensation expense, a rise in health and welfare insurance expense of $0.8 million resulting from higher self-insured claim activity during the period and higher salary and other employee-related costs.

        As a percentage of total revenue and total revenue excluding pass-through revenue, general and administrative expense decreased 21 basis points and increased 125 basis points, respectively, during the period compared to the prior year.

Amortization Expense of Intangibles

For the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
	(Dollars in thousands)			(Dollars in thousands)
Amortization expense of intangibles	$3,517	22.2%	$2,879	$10,532	20.5%	$8,740
As a percentage of total revenue	2.0%	3.0%	2.0%	2.0%	1.2%	2.0%
As a percentage of total revenue excluding pass-through revenue	2.6%	9.4%	2.4%	2.5%	7.3%	2.3%

        Amortization expense of intangibles for the three and nine months ended September 30, 2015 increased $0.6 million and $1.8 million, respectively, over 2014 predominately due to incremental amortization expense pertaining to the HVO acquisition in October 2014.

Depreciation Expense

For the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
	(Dollars in thousands)			(Dollars in thousands)
Depreciation expense	$4,394	16.7%	$3,765	$12,991	13.6%	$11,434
As a percentage of total revenue	2.5%	(1.6)%	2.6%	2.4%	(4.5)%	2.6%
As a percentage of total revenue excluding pass-through revenue	3.2%	4.5%	3.1%	3.1%	1.2%	3.1%

        Depreciation expense for the three and nine months ended September 30, 2015 increased $0.6 million and $1.6 million, respectively, over the comparable 2014 period largely due to incremental depreciation expense related to fixed assets acquired as part of the HVO acquisition, in addition to other depreciable assets being placed in service subsequent to September 30, 2014. These depreciable assets pertain primarily to software and related IT hardware.

Operating Income

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental	$30,352	(1.2)%	$30,729
Vacation Ownership	2,671	(36.0)%	4,176

Total ILG operating income	$33,023	(5.4)%	$34,905

As a percentage of total revenue	19.0%	(20.3)%	23.8%
As a percentage of total revenue excluding pass-through revenue	24.3%	(15.3)%	28.7%

        Operating income in the third quarter of 2015 decreased $1.9 million from 2014, consisting of decreases of $1.5 million and $0.4 million from our Vacation Ownership and Exchange and Rental segments, respectively. On a constant currency basis, operating income would have been $33.9 million, a decrease of 3.0% over the prior year quarter.

        Operating income for our Exchange and Rental segment decreased $0.4 million to $30.4 million in the quarter compared to the prior year. Operating income in the quarter for this segment was driven by the incremental contributions from our HRC business post-acquisition, largely offset by operating items such as higher employee related costs (including higher health and welfare insurance expense) and professional fees largely pertaining to acquisition related activities, as well as lower Interval Network membership fee revenue.

        The decrease in operating income of $1.5 million in our Vacation Ownership segment is largely due to $0.8 million of unfavorable foreign currency impact in the period from translating the results of our European vacation ownership management businesses into U.S. dollars. On a constant currency basis, operating income for this segment would have been $3.4 million, lower by $0.7 million compared to the prior year quarter. This change is largely attributable to higher acquisition related expenses in the current quarter compared to last year.

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

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental	$94,956	0.6%	$94,413
Vacation Ownership	9,750	(24.1)%	12,854

Total ILG operating income	$104,706	(2.4)%	$107,267

As a percentage of total revenue	19.7%	(18.0)%	24.0%
As a percentage of total revenue excluding pass-through revenue	25.0%	(13.0)%	28.8%

        Operating income in the nine months of 2015 decreased $2.6 million from 2014, consisting of a $3.1 million decrease from our Vacation Ownership segment, offset in part by a $0.5 million increase from our Exchange and Rental segment. On a constant currency basis, operating income would have been $107.8 million, relatively consistent when compared to last year.

        Operating income for our Exchange and Rental segment increased $0.5 million to $95.0 million in the period compared to the prior year. The change in operating income was driven by the incremental contributions from our HRC business post-acquisition, together with stronger results from our rental businesses. These positive contributions were partly offset by higher operating expense items such as employee related costs (including higher health and welfare insurance expense) and sales and marketing expense, in addition to lower Interval Network membership fee revenue.

        The decrease in operating income of $3.1 million in our Vacation Ownership segment is due to $2.6 million of unfavorable foreign currency impact in the period from translating the results of our European vacation ownership management businesses into U.S. dollars. On a constant currency basis, operating income for this segment would have been $12.4 million, relatively consistent with the prior year. This segment's operating income for the period reflects, among other items, the impact of lower acquisition related expenses in the current year compared to last year, largely offset by a favorable adjustment recorded in the prior year related to a change in the estimated fair value of contingent consideration for acquisitions.

        Operating income in the period for our Vacation Ownership segment also reflects incremental depreciation and amortization expense of intangibles of $1.6 million related to our HVO acquisition, as well as the unfavorable impact of a purchase accounting treatment applicable to our acquisition of HVO whereby pre-acquisition deferred revenue and any related expenses have been re-measured as of the acquisition date. As it relates to our HVO transaction, this re-measurement resulted in less income being recognized during the quarter than would have otherwise been recognized on a historical basis. Consequently, we did not recognize a net contribution of approximately $1.0 million in operating income due to this purchase accounting treatment.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

        Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." Prior period amounts have been recast to conform to the current period definition of Adjusted EBITDA.

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental	$39,335	1.2%	$38,854
Vacation Ownership	7,179	29.4%	5,546

Total ILG adjusted EBITDA	$46,514	4.8%	$44,400

As a percentage of total revenue	26.7%	(11.7)%	30.3%
As a percentage of total revenue excluding pass-through revenue	34.2%	(6.2)%	36.5%

        Adjusted EBITDA in the third quarter of 2015 increased by $2.1 million, or 4.8%, from 2014, consisting of increases of $1.6 million from our Vacation Ownership segment and $0.5 million from our Exchange and Rental segment. On a constant currency basis, adjusted EBITDA would have been $47.4 million, an increase of 6.7% over the prior year quarter.

        Adjusted EBITDA of $39.3 million from our Exchange and Rental segment rose by $0.5 million, or 1.2%, compared to the prior year. The increase in adjusted EBITDA is a result of the incremental contributions from our recently acquired HRC business and lower call center related costs. This was largely offset, among other items, by membership fee revenue compression, higher overall compensation and other employee-related costs partly attributable to a rise in health and welfare costs resulting from higher self-insured claim activity, and an increase in professional fees.

        Adjusted EBITDA from our Vacation Ownership segment rose by $1.6 million, or 29.4%, to $7.2 million in the quarter from $5.5 million in the prior year. The growth in adjusted EBITDA in this segment is driven by the incremental management and sales and financing activities from our recently acquired HVO business, which was somewhat moderated by the unfavorable purchase accounting impact described within the operating income discussion above. Of this incremental contribution, we recognized $1.3 million in equity in earnings from unconsolidated entities, principally HVO's joint venture in Maui. The adjusted EBITDA increase was partly offset by the unfavorable foreign currency impact in the period of translating the results of our European vacation ownership management businesses into U.S. dollars. This unfavorably impacted adjusted EBITDA by approximately $0.8 million in the quarter, driven by the weakening of foreign currencies compared to the U.S. dollar. On a constant currency basis, adjusted EBITDA for this segment would have been $7.9 million, an increase of 43.2% over the prior year quarter.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	% Change	2014
	(Dollars in thousands)
Exchange and Rental	$121,705	1.9%	$119,484
Vacation Ownership	21,127	26.7%	16,681

Total ILG adjusted EBITDA	$142,832	4.9%	$136,165

As a percentage of total revenue	26.8%	(11.9)%	30.4%
As a percentage of total revenue excluding pass-through revenue	34.1%	(6.6)%	36.5%

        Adjusted EBITDA in the nine months of 2015 increased by $6.7 million, or 4.9%, from 2014, consisting of increases of $4.4 million from our Vacation Ownership segment and $2.2 million from our Exchange and Rental segment. On a constant currency basis, adjusted EBITDA would have been $145.9 million, an increase of 7.2% over the prior year.

        Adjusted EBITDA of $121.7 million from our Exchange and Rental segment increased by $2.2 million, or 1.9%, compared to the prior year. The increase in adjusted EBITDA is a result of the incremental contributions from our recently acquired HRC business, together with lower call center related costs. This was partly offset, among other items, by an increase in sales and marketing expense attributable to a shift in the timing for mailing an Interval Network magazine into the second quarter compared to the prior year's distribution schedule, membership fee revenue compression, and higher overall compensation and other employee-related costs partly attributable to a rise in health and welfare costs resulting from higher self-insured claim activity.

        Adjusted EBITDA from our Vacation Ownership segment increased by $4.4 million, or 26.7%, to $21.1 million in the period from $16.7 million last year. The growth in adjusted EBITDA in this segment reflects the incremental management and sales and financing activities from our recently acquired HVO business, which was somewhat moderated by the unfavorable purchase accounting impact described within the operating income discussion above, as well as outperformance at our European vacation ownership management businesses. Of the incremental HVO contribution, we recognized $3.7 million in equity in earnings from unconsolidated entities, principally HVO's joint venture in Maui. The adjusted EBITDA increase was partly offset by the unfavorable foreign currency impact in the period of translating the results of our European vacation ownership management businesses into U.S. dollars. This unfavorably impacted adjusted EBITDA by approximately $2.6 million in the period, driven by the weakening of foreign currencies compared to the U.S. dollar. On a constant currency basis, adjusted EBITDA for this segment would have been $23.7 million, an increase of 42.3% over the prior year.

Other Income (Expense), net

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,
	2015	% Change	2014
	(Dollars in thousands)
Interest income	$276	401.8%	$55
Interest expense	$(6,386)	317.7%	$(1,529)
Other income, net	$2,197	329.9%	$511
Equity in earnings from unconsolidated entities	$1,322	NM	$—

        Interest income increased $0.2 million in the third quarter of 2015 compared to 2014 due to a loan receivable issued in the fourth quarter of 2014, as described in Note 9 to our condensed consolidated financial statements.

        Interest expense in the quarter relates to interest and amortization of debt costs on our amended and restated revolving credit facility and our $350 million senior notes issued in April of 2015. Higher interest expense in the quarter is primarily a function of our newly issued senior notes, which carry a higher interest rate than our revolving credit facility. Our senior notes were used to pay down our revolving credit facility in April 2015. Overall, we carried a higher average outstanding balance when compared to the prior year period primarily due to the funding of the HVO acquisition in the fourth quarter of 2014.

        Other income, net primarily relates to net gains and losses on foreign currency exchange related to cash held by foreign subsidiaries in currencies other than their functional currency. Non-operating foreign exchange net gains were $2.2 million and $0.5 million in the third quarter of 2015 and 2014, respectively. The favorable fluctuations during both quarters were primarily driven by U.S. dollar positions held at September 30, 2015 and 2014 affected by the stronger dollar compared to the Colombian and Mexican pesos.

        Equity in earnings from unconsolidated entities relates to noncontrolling investments that are recorded under the equity method of accounting; principally, our joint venture in Hawaii which developed a vacation ownership resort for the purpose of selling vacation ownership interests. Income and losses from this joint venture are allocated based on ownership interests. See Note 6 to our condensed consolidated financial statements for further discussion.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	% Change	2014
	(Dollars in thousands)
Interest income	$819	431.8%	$154
Interest expense	$(15,113)	237.3%	$(4,481)
Other income, net	$3,313	NM	$95
Equity in earnings from unconsolidated entities	$3,771	NM	$—

        Interest income increased $0.7 million in the nine months of 2015 compared to 2014 due to a loan receivable issued in the fourth quarter of 2014, as described in Note 9 to our condensed consolidated financial statements.

        Interest expense in the period relates to interest and amortization of debt costs on our amended and restated revolving credit facility and our $350 million senior notes issued in April of 2015. Higher interest expense in the period is primarily a function of our newly issued senior notes, which carry a higher interest rate than our revolving credit facility. Our senior notes were used to pay down our revolving credit facility in April 2015. Overall, we carried a higher average outstanding balance when compared to the prior year period primarily due to the funding of the HVO acquisition in the fourth quarter of 2014.

        Other income, net primarily relates to net gains and losses on foreign currency exchange related to cash held by foreign subsidiaries in currencies other than their functional currency. Non-operating foreign exchange net gains were $3.5 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively. The favorable fluctuations during the periods were primarily driven by U.S. dollar positions held at September 30, 2015 and 2014 affected by the stronger dollar compared to the Mexican and Colombian pesos.

        Equity in earnings from unconsolidated entities relates to noncontrolling investments that are recorded under the equity method of accounting; principally, our joint venture in Hawaii which developed a vacation ownership resort for the purpose of selling vacation ownership interests. Income and losses from this joint venture are allocated based on ownership interests. See Note 6 to our condensed consolidated financial statements for further discussion.

Income Tax Provision

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

        For the three months ended September 30, 2015 and 2014, ILG recorded income tax provisions for continuing operations of $10.7 million and $11.8 million, respectively, which represent effective tax rates of 35.3% and 34.9% for the respective periods. These tax rates are different than the federal statutory rate of 35% due principally to state and local income taxes offset by foreign income taxed at lower rates. The effective tax rate for the three months ended September 30, 2015 is higher than the prior year period due to the shift in the projection of the proportion of income earned and taxed between the various jurisdictions.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

        For the nine months ended September 30, 2015 and 2014, ILG recorded income tax provisions for continuing operations of $34.9 million and $36.8 million, respectively, which represents an effective tax rate of 35.8% for both periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2015, we had $101.4 million of cash and cash equivalents, including $72.4 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $51.1 million is held in foreign jurisdictions, principally the United Kingdom. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the nine months ended September 30, 2015 and, as of September 30, 2015, the respective cash balances were immaterial to our overall cash on hand.

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

Cash Flows Discussion

Operating Activities

        Net cash provided by operating activities increased to $135.4 million in the nine months ended September 30, 2015 from $91.5 million in the same period of 2014. The increase of $43.9 million from 2014 was principally due to higher net cash receipts due in part to the addition of HVO, lower income tax payments of $14.2 million, and lower net payments of $11.0 million made in connection with long-term agreements.

Investing Activities

        Net cash used in investing activities of $13.5 million in the nine months ended September 30, 2015 pertain to capital expenditures, primarily related to IT initiatives and to additional investment in financing receivables of $0.3 million. Net cash used in investing activities of $15.0 million in the nine months ended September 30, 2014 pertain to capital expenditures of $14.3 million primarily related to IT initiatives and to an investment in loan receivable of $0.8 million.

Financing Activities

        Net cash used in financing activities of $95.6 million in the nine months ended September 30, 2015 related to net principal payments of $413.0 million on our revolving credit facility, cash dividend payments of $20.7 million as well as cash dividend payments of $3.0 million to a noncontrolling interest, payments of debt issuance costs of $6.7 million related primarily to our issuance of senior notes and also to amendments to our Amended Credit Agreement, and withholding taxes on the vesting of restricted stock units of $4.3 million. These uses of cash were partially offset by the proceeds of the issuance of senior notes of $350 million, of which net proceeds were used to repay indebtedness outstanding on our revolving credit facility, excess tax benefits from stock-based awards and the proceeds from the exercise of stock options. Net cash used in financing activities of $38.8 million in the nine months ended September 30, 2014 related to cash dividend payments of $19.0 million, repurchases of our common stock which settled during the year at market prices totaling $14.1 million (including commissions), $7.3 million contingent consideration payment related to acquisitions, withholding taxes on the vesting of restricted stock units of $3.9 million, and payment of $1.7 million of debt issuance costs related to the amendment of our credit facility in April 2014. These uses of cash were partially offset by $5.0 million of net borrowings on our revolving credit facility, excess tax benefits from stock-based awards and the proceeds from the exercise of stock options.

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

        As of September 30, 2015, borrowings outstanding under the revolving credit facility amounted to $75 million, with $516.7 million available to be drawn, net of any letters of credit. Borrowings outstanding as of September 30, 2015 reflect the paydown of our revolving credit facility with proceeds from our senior notes issued in April 2015.

Senior Notes

        On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting offering related expenses, were $343.1 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. As of September 30, 2015, total unamortized debt issuance costs pertaining to our senior notes were $6.5 million.

        Interest on the senior notes is paid semi-annually in arrears on April 15 and October 15 of each year and the senior notes are fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries that are required to guarantee the Amended Credit Facility. Additionally, the voting stock of the issuer and the subsidiary guarantors is 100% owned by ILG. The senior notes are redeemable from April 15, 2018 at a redemption price starting at 104.219% which declines over time.

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

        The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not incompliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We are in compliance with this covenant as of September 30, 2015. Additionally, the revolving credit facility requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated secured debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the amended credit agreement. As of September 30, 2015, the maximum consolidated secured leverage to EBITDA ratio is 3.25x and the minimum consolidated interest coverage ratio is 3.0x. As of September 30, 2015, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.45 and 10.92, respectively.

Free Cash Flow

        Free cash flow is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." For the nine months ended September 30, 2015 and 2014, free cash flow was

$122.1 million and $77.2 million, respectively. The change is mainly a result of the variance in net cash provided by operating activities as discussed above.

Dividends and Share Repurchases

        In February, May and August of 2015, our Board of Directors declared a quarterly dividend payment of $0.12 per share paid in March, June and September of 2015, respectively, amounting to $6.9 million each. In November 2015, our Board of Directors declared a $0.12 per share dividend payable December 16, 2015 to shareholders of record on December 2, 2015. Based on the number of shares of common stock outstanding as of September 30, 2015, at a dividend of $0.12 per share, the anticipated cash outflow would be $6.9 million in the fourth quarter of 2015. We currently expect to declare and pay quarterly dividends of similar amounts.

        In February 2015, our Board of Directors increased the remaining share repurchase authorization to a total of $25 million. Acquired shares of our common stock are held as treasury shares carried at cost on our condensed consolidated financial statements. Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

        During the year ended December 31, 2014, we repurchased 0.7 million shares of common stock for $14.1 million, including commissions. As of September 30, 2015, the remaining availability for future repurchases of our common stock was $25.0 million. There were no repurchases of common stock during the nine months ended September 30, 2015.

Contractual Obligations and Commercial Commitments

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At September 30, 2015, guarantees, surety bonds and letters of credit totaled $88.6 million. The total includes a guarantee by us of up to $36.7 million of the construction loan for the Maui project. This amount represents the maximum exposure under guarantee related to this construction loan from a legal perspective; however, our reasonable expectation of our exposure under this guarantee based on the agreements among guarantors is proportionally reduced by our ownership percentage in the Maui project to $18.1 million as of September 30, 2015. Additionally, the total also includes maximum exposure under guarantees of $41.5 million primarily relating to our vacation rental business's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the rental management activities entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

        In addition, certain of the vacation rental business's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of September 30, 2015, future amounts are not expected to be significant, individually or in the aggregate. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of September 30, 2015, amounts pending reimbursements are not significant.

        As of September 30, 2015, our letters of credit totaled $8.3 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

        Contractual obligations and commercial commitments at September 30, 2015 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$425,000	$—	$—	$75,000	$350,000
Debt interest(a)	164,416	24,224	48,423	41,730	50,039
Purchase obligations and other commitments(b)	82,896	11,894	34,534	19,443	17,025
Operating leases	63,235	14,099	22,169	15,810	11,157

Total contractual obligations	$735,547	$50,217	$105,126	$151,983	$428,221

(a)
Debt principal and projected debt interest represent principal and interest to be paid on our senior notes and revolving credit facility based on the balance outstanding as of September 30, 2015, exclusive of debt issuance costs. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of September 30, 2015. Interest on the revolving credit facility is calculated using the prevailing rates as of September 30, 2015.

(b)
Purchase obligations and other commitments primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits, membership fulfillment benefits and other commitments.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$88,605	$64,728	$14,857	$8,967	$53

(c)
Commercial commitments include minimum revenue guarantees related to hotel and resort management agreements, accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off-Balance Sheet Arrangements

        Except as disclosed above in our Contractual Obligations and Commercial Commitments (excluding "Debt principal"), as of September 30, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

        Refer to Note 2 accompanying our condensed consolidated financial statements for a description of recent accounting pronouncements.

Seasonality

        Refer to Note 1 accompanying our condensed consolidated financial statements for a discussion on the impact of seasonality.

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

        Contract sales represents total vacation ownership interests sold at consolidated and unconsolidated projects pursuant to purchase agreements, net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period. Contract sales included herein are only since HVO's October 1, 2014 acquisition.

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

        Other special items consist of other items that we believe are not related to our core business operations. For the nine months ended September 30, 2015, such item relates to legal proceedings.

RECONCILIATIONS OF NON-GAAP MEASURES

        The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three and nine months ended September 30, 2015 and 2014 (in thousands). The noncontrolling interest relates to the Vacation Ownership segment.

	Three Months Ended September 30, 2015
	Exchange and Rental	Vacation Ownership	Consolidated
Adjusted EBITDA	$39,335	$7,179	$46,514
Non-cash compensation expense	(2,660)	(588)	(3,248)
Other non-operating income, net	2,177	20	2,197
Acquisition related and restructuring costs	(195)	(1,404)	(1,599)

EBITDA	38,657	5,207	43,864
Amortization expense of intangibles	(2,155)	(1,362)	(3,517)
Depreciation expense	(3,958)	(436)	(4,394)
Less: Net income attributable to noncontrolling interest	8	581	589
Equity in earnings from unconsolidated entities	(23)	(1,299)	(1,322)
Less: Other non-operating expense, net	(2,177)	(20)	(2,197)

Operating income	$30,352	$2,671	33,023

Interest income			276
Interest expense			(6,386)
Other non-operating income, net			2,197
Equity in earnings from unconsolidated entities			1,322
Income tax provision			(10,743)

Net income			19,689
Net income attributable to noncontrolling interest			(589)

Net income attributable to common stockholders			$19,100

	Three Months Ended September 30, 2014
	Exchange and Rental	Vacation Ownership	Consolidated
Adjusted EBITDA	$38,854	$5,546	$44,400
Non-cash compensation expense	(2,423)	(394)	(2,817)
Other non-operating income (expense), net	535	(24)	511
Acquisition related and restructuring costs	(385)	(458)	(843)

EBITDA	36,581	4,670	41,251
Amortization expense of intangibles	(1,739)	(1,140)	(2,879)
Depreciation expense	(3,587)	(178)	(3,765)
Less: Net income attributable to noncontrolling interest	9	800	809
Less: Other non-operating income (expense), net	(535)	24	(511)

Operating income	$30,729	$4,176	34,905

Interest income			55
Interest expense			(1,529)
Other non-operating income, net			511
Income tax provision			(11,838)

Net income			22,104
Net income attributable to noncontrolling interest			(809)

Net income attributable to common stockholders			$21,295

	Nine Months Ended September 30, 2015
	Exchange and Rental	Vacation Ownership	Consolidated
Adjusted EBITDA	$121,705	$21,127	$142,832
Non-cash compensation expense	(8,062)	(2,120)	(10,182)
Other non-operating income (expense), net	3,385	(72)	3,313
Acquisition related and restructuring costs	(363)	(1,718)	(2,081)
Other special items	(144)	(27)	(171)

EBITDA	116,521	17,190	133,711
Amortization expense of intangibles	(6,465)	(4,067)	(10,532)
Depreciation expense	(11,680)	(1,311)	(12,991)
Less: Net income attributable to noncontrolling interest	19	1,583	1,602
Equity in earnings from unconsolidated entities	(54)	(3,717)	(3,771)
Less: Other non-operating income (expense), net	(3,385)	72	(3,313)

Operating income	$94,956	$9,750	104,706

Interest income			819
Interest expense			(15,113)
Other non-operating income, net			3,313
Equity in earnings from unconsolidated entities			3,771
Income tax provision			(34,891)

Net income			62,605
Net income attributable to noncontrolling interest			(1,602)

Net income attributable to common stockholders			$61,003

	Nine Months Ended September 30, 2014
	Exchange and Rental	Vacation Ownership	Consolidated
Adjusted EBITDA	$119,484	$16,681	$136,165
Non-cash compensation expense	(7,163)	(1,134)	(8,297)
Other non-operating income (expense), net	273	(178)	95
Acquisition related and restructuring costs	(1,724)	(1,525)	(3,249)

EBITDA	110,870	13,844	124,714
Amortization expense of intangibles	(5,319)	(3,421)	(8,740)
Depreciation expense	(10,892)	(542)	(11,434)
Less: Net income attributable to noncontrolling interest	27	2,795	2,822
Less: Other non-operating income (expense), net	(273)	178	(95)

Operating income	$94,413	$12,854	107,267

Interest income			154
Interest expense			(4,481)
Other non-operating income, net			95
Income tax provision			(36,843)

Net income			66,192
Net income attributable to noncontrolling interest			(2,822)

Net income attributable to common stockholders			$63,370

        The following tables present the inputs used to compute operating income and adjusted EBITDA margin for our operating segments for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Exchange and Rental
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$124,888	$120,217	$385,121	$367,107
Revenue excluding pass-through revenue	101,184	99,579	314,496	305,823
Operating income	30,352	30,729	94,956	94,413
Adjusted EBITDA	39,335	38,854	121,705	119,484
Margin computations
Operating income margin	24.3%	25.6%	24.7%	25.7%
Operating income margin excluding pass-through revenue	30.0%	30.9%	30.2%	30.9%
Adjusted EBITDA margin	31.5%	32.3%	31.6%	32.5%
Adjusted EBITDA margin excluding pass-through revenue	38.9%	39.0%	38.7%	39.1%

	Vacation Ownership
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$49,152	$26,466	$147,216	$80,145
Revenue excluding pass-through revenue	34,761	22,123	104,145	67,118
Operating income	2,671	4,176	9,750	12,854
Adjusted EBITDA	7,179	5,546	21,127	16,681
Margin computations
Operating income margin	5.4%	15.8%	6.6%	16.0%
Operating income margin excluding pass-through revenue	7.7%	18.9%	9.4%	19.2%
Adjusted EBITDA margin	14.6%	21.0%	14.4%	20.8%
Adjusted EBITDA margin excluding pass-through revenue	20.7%	25.1%	20.3%	24.9%

        The following table reconciles cash provided by operating activities to free cash flow for the nine months ended September 30, 2015 and 2014 (in thousands).

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$135,358	$91,456
Less: Capital expenditures	(13,243)	(14,266)

Free cash flow	$122,115	$77,190

        The following tables reconcile net income attributable to common stockholders to adjusted net income, and to adjusted earnings per share for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$19,100	$21,295	$61,003	$63,370
Acquisition related and restructuring costs	1,599	843	2,081	3,249
Other non-operating foreign currency remeasurements	(2,197)	(518)	(3,523)	(382)
Other special items	—	—	171	—
Income tax impact on adjusting items(1)	234	(127)	498	(1,125)

Adjusted net income	$18,736	$21,493	$60,230	$65,112

Earnings per share attributable to common stockholders:
Basic	$0.33	$0.37	$1.06	$1.10
Diluted	$0.33	$0.37	$1.05	$1.09
Adjusted earnings per share:
Basic	$0.33	$0.38	$1.05	$1.13
Diluted	$0.32	$0.37	$1.04	$1.12
Weighted average number of common stock outstanding:
Basic	57,477	57,098	57,369	57,424
Diluted	58,055	57,683	57,948	57,976

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

        Operating foreign currency exchange for the three months ended September 30, 2015 and 2014 resulted in a net loss of less than $0.1 million and net gain of $0.3 million, respectively. For the nine months ended September 30, 2015 and 2014, operating foreign currency exchange resulted in a net loss of $0.2 million and net gain of $0.4 million, respectively. This activity attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency.

        For the three months ended September 30, 2015 and 2014, non-operating foreign exchange net gains were $2.2 million and $0.5 million, respectively. The favorable fluctuations during the quarters were primarily driven by U.S. dollar positions held at September 30, 2015 and 2014 affected by the stronger dollar compared to the Colombian and Mexican pesos.

        For the nine months ended September 30, 2015 and 2014, non-operating foreign exchange resulted in net gains of $3.5 million and $0.4 million, respectively. The favorable fluctuations during the periods were primarily driven by U.S. dollar positions held at September 30, 2015 and 2014 affected by the stronger dollar compared to the Mexican and Colombian pesos.

        Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three and nine months ended September 30, 2015 would result in an approximate change to revenue of $1.7 million and $5.3 million, respectively. There have been no material quantitative changes in market risk exposures since December 31, 2014.

Interest Rate Risk

        We are exposed to interest rate risk through borrowings under our amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement as of April 2015 is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.50%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.50%, in each case based on ILG's leverage ratio. As of September 30, 2015, the applicable margin was 2.25% per annum for LIBOR revolving loans and 1.25% per annum for Base Rate loans. During the third quarter of 2015, we had at least $75 million outstanding under our revolving credit facility; a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.2 million and $1.8 million for the three and nine months ended September 30, 2015, respectively. While we currently do not hedge our interest rate exposure, this risk is mitigated by the issuance of $350 million senior notes in April 2015 at a fixed rate of 5.625% as well as variable interest rates earned on our cash balances. The proceeds of the senior notes were used to pay down the revolving credit facility in April 2015.

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

        We and our consolidated subsidiaries have substantial indebtedness and, as a result, significant debt service obligations. As of September 30, 2015, we had $425 million of total indebtedness outstanding and $516.7 million (net of any outstanding letters of credit) available for future borrowings as secured indebtedness under the credit facility. Our level of debt and these significant demands on our cash resources could have material consequences to our business, including, but not limited to:

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

        Although the terms of the credit facility and the indenture governing the senior notes contain, restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these exceptions could be substantial. As of September 30, 2015, we had approximately $516.7 million (net of any outstanding letters of credit) available for additional revolving credit borrowings under the Credit Facility. To the extent we incur additional indebtedness, the risks discussed above will increase.

We may not consummate our acquisition of Vistana, Starwood's vacation ownership business or realize the anticipated benefits if we do complete the acquisition.

        Our proposed acquisition of the Vistana business may not be consummated in a timely manner or at all. If we are unable to complete the proposed acquisition, we will have incurred substantial expenses and diverted significant management time and resources from our ongoing business. Even if we consummate the proposed acquisition, we will still have incurred substantial expenses but may not realize the anticipated revenue and cost synergies and other benefits of the acquisition. Given the size and significance of the acquisition, we may encounter difficulties in the integration of the operations of the Vistana business, which could adversely affect our combined business and financial performance.

        If the proposed transaction is not completed the price of the our common stock may decline to the extent that the market price of our common stock reflects positive market assumptions that the proposed acquisition will be completed and the related anticipated benefits will be realized. We also may be subject to additional risks if the proposed transaction is not completed, including, depending on the reasons for termination of the merger agreement, the requirement that we pay Starwood a termination fee of $40.0 million or reimburse Starwood for their expenses in connection with the transactions in an amount up to $15.0 million or, in the case of our breach, $30.0 million.

We could be adversely affected by changes to or violations of sanctions laws.

        The United States has from time to time imposed sanctions that restrict U.S. companies from engaging in business activities with certain persons, foreign countries, or foreign governments that it determines are adverse to U.S. foreign policy interests. Other countries in which we operate may also impose such sanctions. Any restrictions on our ability to conduct our business operations could negatively impact our financial results. If we are found to be liable for violations of U.S. sanctions laws or equivalent laws of another country where we operate, either due to our own acts or out of inadvertence, we could suffer monetary penalties and reputational harm which could have a material and adverse effect on our results of operations and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  Unregistered Sale of Securities.    None

  (b)
  Use of Proceeds.    Not applicable

  (c)
  Purchases of Equity Securities by the Issuer and Affiliated Purchasers:    The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended September 30, 2015 by or on behalf of ILG or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs(1)
July 2015	—	—	—	$25,000,000
August 2015	—	—	—	$25,000,000
September 2015	—	—	—	$25,000,000

(1)
In February 2015, we announced that our Board of Directors had authorized the repurchase of up to $25 million of our common stock. There is no time restriction on this authorization and repurchases may be made in the open-market or through privately negotiated transactions.

Items 3-5. Not applicable

Item 6.    Exhibits

Exhibit Number		Description	Location
3.1		Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG's Current Report on Form 8-K, filed on August 25, 2008

3.2		Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG's Quarterly Report on Form 10-Q, filed on August 11, 2009

3.3		Fourth Amended and Restated By-Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG's Current Report on Form 8-K, filed on December 12, 2014

10.1	†	Amended and Restated Lease Agreement between Guilford Development Group, L.L.C. and Interval International, Inc., dated as of September 30, 2015

10.2	†	ILG Spinco Agreement, dated as of October 27, 2015, by and among Interval Leisure Group, Inc., Liberty Interactive Corporation and Liberty USA Holding, LLC

Exhibit Number		Description	Location
10.3	†	Amended and Restated Registration Rights Agreement, dated as of October 27, 2015, by and among Liberty Interactive Corporation, the Liberty Parties and Interval Leisure Group, Inc.

31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	†	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	†	XBRL Instance Document

101.SCH	†	XBRL Taxonomy Extension Schema Document

101.CAL	†	XBRL Taxonomy Calculation Linkbase Document

101.LAB	†	XBRL Taxonomy Label Linkbase Document

101.PRE	†	XBRL Taxonomy Presentation Linkbase Document

Exhibit Number		Description	Location
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document

†
Filed herewith.

††
Furnished herewith.

*
Reflects management contracts and management and director compensatory plans.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2015

INTERVAL LEISURE GROUP, INC.
By:	/s/ WILLIAM L. HARVEY William L. Harvey Chief Financial Officer
By:	/s/ JOHN A. GALEA John A. Galea Chief Accounting Officer