Form 10-K
period 2015-12-31
Interval Leisure Group, Inc.
filed 2016-02-26
CIK 1434620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of June 30, 2015, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $894,617,693. As of February 23, 2016, 57,490,609 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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

PART I

Cautionary Statement Regarding Forward-Looking Information

        This annual report on Form 10-K contains certain statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward looking-statements, and are contained throughout this document. These forward-looking statements reflect management's views and assumptions as of the date of this annual report regarding future events and operating performance. The use of words such as "anticipates," "estimates," "expects," "intends," "plans," "potential," "continue," and "believes," and similar expressions or future or conditional verbs such as "will," "should," "would," "may," "might," and "could" among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward-looking statements included in this annual report for a variety of reasons, including, among others: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement to acquire Vistana as described below, (2) the risk that ILG stockholders may not approve the issuance of ILG common stock in connection with the proposed merger, (3) the risk that the necessary regulatory approvals may not be obtained or may be obtained subject to conditions that are not anticipated, (4) risks that any of the closing conditions to the proposed merger, including Starwood's spin-off of Vistana, may not be satisfied in a timely manner, (5) risks related to disruption of management time from ongoing business operations due to the proposed merger, (6) failure to realize the benefits expected from the proposed merger, (7) the effect of the announcement of the proposed merger on the ability of ILG and Vistana to retain and hire key personnel and maintain relationships with their key business partners, and on their operating results and businesses generally, (8) adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries, or adverse events or trends in key vacation destinations, (9) adverse changes to, or interruptions in, relationships with third parties unrelated to the announcement, (10) lack of available financing for, or insolvency or consolidation of developers, (11) decreased demand from prospective purchasers of vacation interests, (12) travel related health concerns, (13) ILG's ability to compete effectively and successfully and to add new products and services, (14) ILG's ability to successfully manage and integrate acquisitions, (15) the occurrence of a termination event under the master license agreement with Hyatt, (16) ILG's ability to market vacation ownership interests successfully and efficiently, (17) impairment of ILG's assets, (18) the restrictive covenants in ILG's revolving credit facility and indenture; (19) business interruptions in connection with ILG's technology systems, (20) the ability of managed homeowners associations to collect sufficient maintenance fees, (21) third parties not repaying advances or extensions of credit, (22) fluctuations in currency exchange rates and

(23) ILG's ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A "Risk Factors" of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward-looking statements.

Item 1.    Business.

Overview

        Interval Leisure Group, Inc., or ILG, is a leading global provider of non-traditional lodging, encompassing a portfolio of leisure businesses from vacation exchange and rental to vacation ownership. We operate in two segments: Exchange and Rental, and Vacation Ownership.

        Exchange and Rental offers access to vacation accommodations and other travel-related transactions and services to leisure travelers, by providing vacation exchange services and vacation rental, working with resort developers and operating vacation rental properties. Vacation exchange services provide owners of vacation interests with flexibility and choice by delivering access to alternate accommodations through exchange networks encompassing a variety of resorts. Our principal exchange network is the Interval Network, in which more than 3,000 resorts located in over 80 nations participated as of December 31, 2015. We also operate additional exchange programs including the Hyatt Residence Club, which encompasses 16 resorts as of the end of 2015. This segment provides vacation rental through the Aqua-Aston business as part of a comprehensive package of marketing, management and rental services offered to vacation property owners, primarily of Hawaiian properties, as well as through the Interval Network. The Exchange and Rental segment represented approximately 73.8% of ILG's consolidated revenue for the fiscal year ended December 31, 2015 and approximately 78.7% of ILG's consolidated revenue for the fiscal year ended December 31, 2014.

        The Exchange and Rental operating segment consists of Interval International (referred to as Interval), the Hyatt Residence Club, the Trading Places International (known as TPI) operated exchange business, and Aqua-Aston Hospitality (referred to as Aqua-Aston).

        Vacation Ownership engages in the management of vacation ownership resorts; sales, marketing, and financing of vacation ownership interests; and related services to owners and associations. We provide management services to nearly 200 vacation ownership properties and/or their associations. Following the October 2014 acquisition, we also provide sales and marketing of vacation ownership interests in the Hyatt Residence Club resorts. The Vacation Ownership segment represented approximately 28.1% of ILG's consolidated revenue for the fiscal year ended December 31, 2015 and approximately 21.3% of ILG's consolidated revenue for the fiscal year ended December 31, 2014. For information regarding the results of operations of ILG and its segments on a historical basis, see Note 15 to the Consolidated Financial Statements of ILG and the disclosure set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Vacation Ownership operating segment consists of the management related lines of business of Vacation Resorts International (known as VRI), TPI, VRI Europe and Hyatt Vacation Ownership (referred to as HVO) as well as the sales and financing of vacation ownership interests.

Recent Developments

        On October 28, 2015, we announced that we had entered into a merger agreement pursuant to which we will acquire the vacation ownership business of Starwood Hotels & Resorts Worldwide, Inc., or Starwood, as well as five hotels that are expected to be converted to vacation ownership properties in the future. The acquisition will be effected through a "Reverse Morris Trust" transaction pursuant to which Starwood will spin-off Vistana Signature Experiences, or Vistana, a wholly-owned subsidiary, tax-free to Starwood shareholders and simultaneously merge with a wholly-owned subsidiary of ILG, with Vistana becoming a wholly-owned subsidiary of ILG. At the close of the proposed transactions, Starwood stockholders will own approximately 55% of ILG common stock and ILG stockholders will own approximately 45% of ILG common stock, in each case, on a fully diluted basis.

        In connection with the transaction, Vistana will enter into an 80-year exclusive global license agreement for the use of the Westin® and Sheraton® brands in vacation ownership in addition to the non-exclusive license for the existing St. Regis® and The Luxury Collection® properties. Under the terms of the license agreement, Starwood will receive an annual base royalty fee of $30 million plus 2% of vacation ownership interest sales.

        The merger is anticipated to close in the second quarter of 2016, subject to customary closing conditions, including regulatory and ILG shareholder approvals. Liberty Interactive Corporation and certain ILG executive officers have entered into voting and support agreements in favor of the transaction, representing approximately 31% of ILG's shares outstanding.

History

        ILG was incorporated as a Delaware corporation in May 2008 in connection with the spin-off of IAC/InterActiveCorp, or IAC, into five separate publicly traded companies. ILG commenced trading on The NASDAQ Stock Market in August 2008 under the symbol "IILG."

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

        On October 28, 2015, we announced that we had entered into a merger agreement pursuant to which we will acquire the vacation ownership business of Starwood to be known as Vistana. Upon closing, Starwood will spin-off Vistana to its stockholders then immediately following the spin-off Vistana will merge with a wholly owned subsidiary of ILG. In the merger, the Vistana common stock to which Starwood stockholders are entitled in the spin-off will automatically convert in to ILG common stock. At the close of the proposed transactions, Starwood stockholders will own approximately 55% of ILG common stock and ILG stockholders will own approximately 45% of ILG common stock, in each case, on a fully diluted basis.

Industry Overview and Trends

        The hospitality industry, which includes non-traditional lodging, is a major component of the leisure travel industry. Within non-traditional lodging, a variety of leisure accommodations are provided including vacation ownership and vacation rentals.

  Vacation Ownership

        Vacation ownership is the component of the non-traditional lodging industry that encompasses the development, operation, sales, marketing and management of vacation interests in traditional timeshare regimes, fractional products, private residence clubs, condo hotels and other forms of shared ownership, and vacation home ownership. According to the American Resort Developer Association, referred to as ARDA, vacation ownership sales (excluding sales of fractional, private residence club, destination club and whole ownership products) in the U.S. for 2014, the last year for which data is available, were approximately $7.9 billion, as compared to $7.6 billion in 2013. U.S. sales of fractional products, private residences and destination club products were approximately $516 million in 2014, the last year for which data is available, comparable to $517 million in 2013. Notably, U.S. timeshare resorts had an average occupancy of 78% in 2014 significantly higher than average occupancy of approximately 64% at U.S. hotels for the same period.

        According to the ARDA, as of December 31, 2014, the U.S. traditional timeshare industry was comprised of 1,555 resorts, representing approximately 198,490 units and an estimated 8.7 million vacation ownership week equivalents.

        In the past year, several developers have announced new resorts, some of which are being internally developed and others are using asset and capital-light arrangements with third parties. Also, developers and homeowners' associations have been taking back vacation ownership interests which are available to be sold again. This allows developers to continue to generate sales revenues without significant capital expenditure for development and causes homeowners' associations at resorts that are no longer linked to a developer to look for efficient distribution channels to resell the inventory to preserve the maintenance fee paying owner base.

        In addition to sales, the vacation ownership industry provides financing or facilitates access to third-party financing for customers. Customers that choose to finance their purchase generally make a down payment of 10% to 20% of the purchase price for a seven to ten year loan. Larger timeshare companies will access the securitization markets to obtain long-term capital and liquidity. The resorts are often managed by a homeowners' association governed by a board, which historically will have representation from the developer until the units have been substantially sold out. These homeowners' associations typically engage a management company to undertake the operation, maintenance and refurbishment of the resort as well as management of the association. This fee-for-service business provides:

  •
  administrative services for reservations, front desk, board and owner meetings,

  •
  fiscal services for budgeting, maintaining books and records, billing and collection of assessments, and reporting, and

  •
  quality assurance inspections, maintenance, capital planning, and housekeeping services.

  Vacation Exchange and Rental Services

        Vacation exchange and rental businesses offer leisure travelers vacation accommodations at vacation homes, villas, condo hotels, hotels, vacation ownership units and condominiums, as well as other travel-related products and benefits. In addition, this fee-for-service business provides services to owners of vacation properties and developers.

        Within the vacation exchange sector, there are two principal providers of vacation ownership exchange services, Interval International, an ILG business, and RCI, LLC, a subsidiary of Wyndham Worldwide Corp. Trading Places International and several third parties also operate in this industry with a significantly more limited scope of available accommodations. In addition, many vacation ownership resort developers and managers provide exchange services to owners within their resort systems, including Hyatt Residence Club and Vistana.

        The fragmented vacation rental market includes both managed properties and those offered by owners. In general, the managed properties are better able to engage in market-based pricing and offer hotel-like services. Vacation rental accommodations offer value to travelers seeking more than a nightly stay by often providing greater space and convenience than traditional hotel rooms and offering separate living, sleeping and eating quarters. Rental companies also facilitate the rental process by handling most, if not all, aspects of interaction with vacationers. In addition, alternative lodging marketplaces, such as Airbnb and HomeAway, operate websites that market available furnished, privately-owned residential properties for nightly, weekly or monthly rental.

        Currently, ILG provides rental and related management services for condominium, hotel and timeshare resorts in North America, Hawaii and Guam. A significant amount of our rental revenue is derived from resorts located in Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii increased 4.3% for the year ended December 31, 2015 compared to the prior year. As of the latest forecast (February 2016), the Hawaii Department of Business, Economic Development and Tourism forecasts increases of 1.9% in visitors to Hawaii and 2.4% in visitor expenditures in 2016 over 2015.

DESCRIPTION OF BUSINESS SEGMENTS

Exchange and Rental

        Our Exchange and Rental segment offers access to vacation accommodations and other travel-related transactions and services to leisure travelers, by providing vacation exchange services and vacation rental, working with resort developers and operating vacation rental properties.

Vacation Exchange

  Exchange Services

        We offer leisure and travel-related products and services to owners of vacation interests and others primarily through various membership programs, as well as related services to resort developer clients. Vacation exchange allows owners of vacation ownership interests to exchange their occupancy rights (whether denominated in weeks or points) for comparable, alternative accommodations at another resort and/or occupancy period or for other vacation experiences.

  •
  Interval Network.  Our primary exchange offering is the Interval Network, a membership-based exchange program which also provides a comprehensive package of value-added products and services. Approximately 3,000 resorts located in over 80 nations participated as of December 31, 2015. Generally, individuals are enrolled by resort developers in connection with their purchase of vacation interests from such resort developers, with initial membership fees being paid on behalf of members by the resort developers. Members may also enroll directly, for instance, when they purchase a vacation interest through resale at a resort that participates in the Interval Network. The resorts participating in the Interval Network primarily include those with which Interval has an affiliation agreement in place, as well as resorts at which Interval continues to provide exchange services following the affiliation agreement's term.

  After their initial membership period, certain Interval Network members have the option of renewing their memberships for terms ranging from one to five years and paying their own membership fees directly to us. We sometimes refer to these as traditional members. Alternatively, some resort developers incorporate the Interval Network membership fee into certain annual fees they charge to owners of vacation interests at their resorts or vacation ownership clubs, which results in these owners having their membership in the Interval Network and, where applicable, the Interval Gold or Interval Platinum program (as described below), automatically renewed through the period of their resort's or club's participation in the Interval Network. We sometimes refer to these as corporate members.
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

  •
  Hyatt Residence Club.  As of December 31, 2015, this points-based membership exchange system serves more than 31,000 owners at 16 properties, providing them with reservation and exchange services as well as other benefits. Generally, purchasers at Hyatt Residence Club resorts are automatically enrolled in the club and continue to be members until they no longer own an interest at the affiliated resort or the resort is no longer part of the club. Owners will receive points if they have not reserved during their allotted home preference period or elect to convert to points earlier. Hyatt Residence Club members have an opportunity to trade their club points for Hyatt Gold Passport points which may be redeemed at participating Hyatt® branded properties and are also corporate members of Interval International. The use of the Hyatt® name in connection with the club is governed by the Master License Agreement described below.

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

  The Interval Network's resort recognition program recognizes certain of its eligible Interval Network resorts as either a "Select Resort," a "Select Boutique Resort," a "Premier Resort," a "Premier Boutique Resort," or an "Elite Resort" based upon the satisfaction of qualifying criteria, inspection, member feedback, and other resort-specific factors. Over 40% of Interval Network resorts were recognized as a Select, Select Boutique, Premier, Premier Boutique, Elite or Elite Boutique Resort as of December 31, 2015.

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

        In addition, we sponsor, participate in and attend numerous industry conferences around the world. For over 15 years, we have organized and co-sponsored a proprietary, multi-day informational seminar, known as the Shared Ownership Investment Conference, where real estate developers, hospitality companies, investors and others contemplating entry into the vacation ownership industry can meet and network with industry leaders, as well as participate in educational panels on various vacation ownership issues, such as property and program planning, sales and marketing, financing and regulatory requirements. This seminar is offered annually in the U.S. with additional conferences held periodically at locations in regions that Interval views as potential market opportunities for vacation ownership development. In 2014, we held short conferences in Lima, Peru; and Bangkok, Thailand. With these programs, we work to strengthen and expand the vacation ownership industry through the education and support of new entrants. We have also maintained leadership roles in various industry trade organizations throughout the world since their inception, through which we have been a driving force in the promotion of constructive legislation, both in the U.S. and abroad, principally aimed at creating or enhancing consumer protection in the vacation ownership industry. In addition we operate a business to business website, www.resortdeveloper.com, and publish a trade magazine, Vacation Industry Review, for developers, industry partners and those interested in learning more about the shared ownership industry and our services.

        Our consumer marketing efforts revolve around the deepening of new and existing customer relationships globally, focusing on the strategic design of consumer marketing and product development initiatives across the customer lifecycle. The design, development and execution of programs, promotions, online and offline communications, cross-sell initiatives, new technology tools and overall enhancements to both membership and product value propositions are all aimed at increasing acquisition, usage, loyalty, retention and overall engagement of members and non-members. The online channel remains a strategic focus of growth with new technology for our online booking tools and communications created to increase the overall user experience, member service and engagement. ILG's exchange companies engage with their members through a number of online resources to encourage sharing of experiences and communication with one another about vacation ownership, travel and ways to maximize their memberships. Interval International hosts the members-only Interval Community at intervalworld.com, and both Interval and Hyatt Residence Club are utilizing social media channels like Facebook and Instagram to inspire vacations, share stories and promote the vacation ownership lifestyle.

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

Vacation Rental

        In addition to the rental opportunities provided through the Getaway program, we provide vacation rental as the key part of a comprehensive package of marketing, management and rental services offered to vacation property owners, through Aqua-Aston. As of December 31, 2015, Aqua-Aston provided vacation rental and/or management services to 50 resorts primarily in Hawaii, as well as Guam, Orlando, Florida, South Lake Tahoe, California, and Lake Las Vegas, Nevada.

        This business provides vacation property rental services for condominium owners, hotel owners, and homeowners' associations. The condominium rental properties are generally investment properties, and, to a lesser extent, second homes, owned by individuals who contract with Aqua-Aston directly to manage, market and rent their properties, generally pursuant to short-term agreements. We also offer such owners a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability. Generally, property and homeowners' association management services, including administrative, fiscal and quality assurance services, are provided pursuant to exclusive agreements with terms typically ranging from one to ten years or more, many of which are automatically renewable.

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

        Important to the success and continued growth of the vacation rental business is our ability to source vacationers interested in booking vacation properties made available through our rental services. Our sales and marketing team in Honolulu, Hawaii, utilizes a variety of sales, marketing, revenue management and digital marketing initiatives to attract consumers and additional properties to Aqua-Aston. The team in Hawaii focuses on many channels of distribution including traditional wholesale through tour operators and travel partners, online travel agencies and the Global Distribution System. In addition, Aqua-Aston focus on driving direct business through channels such as brand websites and our central reservations office. The sales team covers several market segments from corporate and government/military to travel agents and groups with a focus on the US, Canada,

Australia, Europe, Japan, China and Korea. In many of these markets we have field sales personnel. We offer a variety of leisure accommodations to visitors from around the world through consumer websites such as, www.astonhotels.com, www.aquaresorts.com, www.aquahospitality.com, www.resortquesthawaii.com and www.mauicondo.com. As an additional distribution channel, Aqua-Aston provides units to Interval for use as Getaways.

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

  Management Services

        We provide management services to nearly 200 vacation ownership properties and/or their associations through HVO, TPI, VRI and VRI Europe. As of December 31, 2015:

  •
  TPI and VRI provide property management, homeowners' association management and related services to nearly 150 vacation ownership resorts in the United States, Canada and Mexico,

  •
  VRI Europe manages 28 vacation ownership resorts in Spain and the Canary Islands, the United Kingdom, France and Portugal, and

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

  Sales, Marketing, Financing and Related Services

        HVO sells, markets, finances, develops and/or licenses the brand for 16 vacation ownership resorts that participate in the Hyatt Residence Club as of December 31, 2015:

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

        In connection with the sales of vacation ownership interests, we provide financing to eligible purchasers collateralized by the deeded interest. These loans generally bear interest at a fixed rate, have a term of up to 10 years and require a minimum 10% down payment. As of December 31, 2015, our consolidated loan portfolio consisted of approximately 4,000 loans with an outstanding balance of $32.2 million and a weighted average interest rate of 14.0%.

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

        In December 2014, Hyatt Ka'anapali Beach opened on Maui. This resort was developed through an unconsolidated joint venture with Host Hotels & Resorts and HVO is providing sales, marketing and management services and the license for the brand.

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

        Generally, we sell vacation ownership interests to prospective purchasers who attend a resort tour and sales presentation at one of our sales preview centers and learn about the benefits of ownership in a Hyatt Residence Club resort from one of our sales associates. As of December 31, 2015, we operate seven sales preview centers. Our marketing to attract potential purchasers focuses primarily on guests of our resorts and nearby Hyatt hotels, existing owners and potential customers targeted through our marketing programs. These programs include direct marketing to Hyatt Gold Passport® customer loyalty program members and other databases as well as local marketing centers in high-traffic locations. We maintain a significant presence on the www.hyatt.com website and also reach consumers through our www.hyattresidenceclub.com website.

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

Business Strategy

        To grow our business and expand our presence within non-traditional lodging, we are pursuing the following strategic initiatives:

  Enlarging the platform for growth

        ILG plans to invest in and grow HVO (and following completion of the acquisition, Vistana) through enhanced marketing efforts, expanding existing projects, and executing on opportunities to develop or otherwise acquire resort inventory. ILG intends to continue providing the exceptional service and vacation experiences to which owners at branded vacation ownership resorts are accustomed.

        The ILG portfolio includes companies with long and successful track records of leadership in the vacation industry, and upon closing of the pending transaction, the addition of the Vistana business will expand and fortify ILG's timeshare resort management and exchange businesses. Importantly, Vistana will provide a new platform for growth with a strong vacation ownership sales, marketing and financing infrastructure, while further advancing ILG's strategy of increasing its recurring fee-for-service revenue. ILG expects the Vistana platform revenue growth will primarily originate from the capital-efficient development and sale of vacation ownership interests in existing markets, conversion of and sales at the transferred properties and added distribution through new sales centers.

        In addition, ILG plans to selectively evaluate potential joint ventures, acquisitions, and other business arrangements that focus on non-traditional lodging. These activities may be used to expand the Hyatt Residence Club and ILG's other vacation ownership, exchange and rental businesses, provide cross-selling opportunities, or otherwise enhance or complement existing operations and strategy.

  Grow highly predictable fee businesses

        ILG intends to grow the highly predictable fee business earned on the recurring revenue from its resort management, vacation network and owner services activities. By developing and selling vacation ownership interests, ILG expects to generate additional cost-plus management contracts and increase membership in both the branded proprietary clubs and the Interval International business. Furthermore, ILG expects to achieve incremental revenue growth from expanding the products and services provided to owners, members and guests.

  Leveraging strategic developer, vacation club and homeowners association relationships to expand product and service offerings

        ILG believes it can leverage its existing, long-standing relationships with strategic developers, vacation clubs and homeowners' associations to capitalize on expanded product offerings related to exchange, rental and management. For example, Interval International offers several membership tiers, Basic, Gold and Platinum, which developers may promote in conjunction with their product at point of sale as well as the Club Interval points-based exchange program that developers and resellers can offer as an upgrade to existing owners and new purchasers. This allows owners the option to convert their weeks-based ownership into a points currency and experience the flexibility of exchanging with Interval based on points.

        In addition, ILG looks to collaborate with third parties to develop additional properties that will join the Hyatt Residence Club (and following completion of the acquisition, Vistana), including through asset and capital-light opportunities.

  Deliver world-class experiences at branded properties in premier locations

        While ILG has always been focused on providing members and resort guests with memorable vacation experiences, as the global master licensee for the Hyatt® (and following completion of the Vistana acquisition Westin® and Sheraton® brands) in vacation ownership, ILG has an amplified role in developing, operating and maintaining vacation ownership resorts at the highest level of quality and service. Existing resorts, located in premier destinations in North America such as Hawaii, Florida, California, Colorado, Mexico and the Caribbean, attract loyalists that expect world-class branded experiences. ILG will seek to consistently deliver remarkable vacation memories in high-value resort destinations.

  Continuing to expand internationally

        ILG expects to continue to make strategic investments to grow in international markets. In 2013, ILG formed the VRI Europe joint venture with CLC World Resorts and expanded its vacation ownership management business to Europe. Over the past several years, the Interval Network has been affiliating more resorts abroad than in the United States with 75% of the newly-affiliated resorts from 2013 through 2015 located outside the United States. With the license for three globally-recognized upper-upscale brands in vacation ownership, ILG plans to take advantage of opportunities to expand these businesses internationally, including the three Westin properties in Mexico that are part of the Vistana transaction and are anticipated to be converted to vacation ownership.

  Maintain an efficient balance sheet

        ILG expects to maintain a prudent level of debt and ensure access to capital commensurate with operating needs, growth profile and risk mitigation policies. ILG intends to meet liquidity needs through operating cash flow, credit facilities and access to the asset-backed financing market. Further, ILG intends to regularly review capital efficient opportunities, balancing its capital structure with stockholder returns.

International Operations

        We conduct operations through offices in the U.S. and 15 other countries. For the year ended December 31, 2015, revenue is sourced from over 100 countries worldwide. Other than the United States and Europe, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the years ended December 31, 2015, 2014 and 2013.

        Geographic information on revenue, based on sourcing, and long-lived assets, based on physical location, is presented in the table below (in thousands). Amounts in the proceeding table representing revenue sourced from the United States and Europe versus all other countries for years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Revenue
United States	$577,052	$483,007	$404,886
Europe	68,237	73,119	34,306
All other countries(a)	52,147	58,247	62,023

Total	$697,436	$614,373	$501,215

(a)
Includes countries within the following continents: Africa, Asia, Australia, North America and South America

	December 31,
	2015	2014
Long-lived assets (excluding goodwill and other intangible assets)
United States	$86,813	$81,291
Europe	4,335	4,884
All other countries	334	426

Total	$91,482	$86,601

Competition

  Exchange and Rental

        Our main vacation exchange business, Interval International, principally competes for developer and consumer market share with RCI. TPI and several third parties that operate in this industry with a significantly more limited scope of available accommodations. This business also faces increasing competition from points-based vacation clubs and large resort developers, which operate their own internal exchange systems to facilitate exchanges for owners of vacation interests at their resorts as they increase in size and scope. Increased consolidation in the industry enhances this competition. In addition, vacation clubs and resort developers may have direct exchange relationships with other developers.

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

        Based on the most recent disclosure statements filed by RCI and Interval for the year ended December 31, 2014, RCI had approximately 3.8 million points and weeks members and its network for weeks included a total of approximately 4,250 resorts while the Interval Network, at that time, had approximately 1.8 million members and included approximately 3,000 resorts.

        While overall, RCI has a greater number of resorts in its exchange network and reports a larger number of owners of vacation interests participating in its vacation ownership membership programs, we believe that the Interval Network has distinguished itself as the membership and exchange provider for developers of high quality vacation ownership properties and their owners. This belief is based primarily on the quality of the resorts in the Interval Network and related services provided by these resorts, coupled with favorable membership demographics and a continued commitment to attract distinctive resorts to the network and foster memorable vacation experiences for its members.

        We also compete with hotels and other leisure accommodations providers for vacationers on the basis of our range of available accommodations, price, locations, and amenities. In addition, we compete with alternative lodging marketplaces such as Airbnb and HomeAway, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, in locations throughout the world, which can be rented on a nightly, weekly or monthly basis.

  Vacation Ownership

        The vacation ownership management businesses face competition from other management companies, developers and clubs. The principal competitive factors in attracting homeowners' associations and vacation property owners are the ability to provide comprehensive management services at competitive prices and increasingly the ability to assist in the sale of defaulted inventory. In addition, there are low barriers to entry for new competitors.

        Our vacation ownership business competes with other branded and independent vacation ownership developers for sales of vacation ownership interests based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity for vacation ownership owners to exchange into time at other vacation ownership properties or other program benefits as well as brand name recognition and reputation. We also compete for talent, marketing channels and new projects. Hyatt Vacation Ownership's principal competitors in the sale of vacation ownership products include Diamond Resorts, Disney Vacation Club, Hilton Grand Vacations Club, Marriott Vacation Club Worldwide, Vistana and Wyndham Vacation Ownership. A number of the competitors in this business are larger with greater resources, distribution platforms, sales capabilities and access to capital for new projects than our business. Our ability to attract and retain purchasers of vacation ownership interests depends on our success in distinguishing the quality and value of our vacation ownership offerings from those offered by others.

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

        Within our Vacation Ownership segment, our sales and financing business experiences a modest impact from seasonality, with higher sales volumes during the traditional vacation periods. Our vacation ownership management businesses by and large do not experience significant seasonality.

Employees

        As of December 31, 2015, ILG had approximately 5,600 employees worldwide. With the exception of employees at one property in Hawaii, one property in California, one property in Puerto Rico and employees in Argentina, Brazil, Italy, Mexico and Spain, employees are not represented by unions or collective bargaining agreements. ILG believes that relationships with its employees are generally good.

Intellectual Property

        We have a broad intellectual property portfolio, including service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property (as applicable), which we view as critical to our success. Our businesses also rely heavily upon proprietary software, informational databases and other components that make up their products and services.

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

Lending Regulation

        Our lending activities are subject to a number of laws and regulations. In the U.S., these include the Dodd-Frank Act, the Federal Trade Commission Act, the Fair Housing Act, the Truth-in-Lending Act and Regulation Z promulgated thereunder, the Real Estate Settlement Procedures Act and Regulation X promulgated thereunder, the Home Mortgage Disclosure Act and Regulation C promulgated thereunder, the Equal Credit Opportunity Act and Regulation B promulgated thereunder, the Interstate Land Sales Full Disclosure Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Gramm-Leach-Bliley Act, the Deceptive Mail Prevention and Enforcement Act, Section 501 of the Depository Institutions Deregulation and Monetary Control Act of 1980 and the Civil Rights Acts of 1964, 1968 and 1991. Most recently, the Consumer Finance Protection Bureau ("CFPB") has indicated an interest in the sales and consumer financing practices associated with the vacation ownership industry through initiating a review of certain developers' practices; this review may result in additional regulation of our industry. Our lending activities are also subject to the laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, fair debt collection practices, consumer collection practices, mortgage disclosure, lender licenses and money laundering.

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

        The success of ILG and our businesses depends, in substantial part, upon the health of the worldwide vacation ownership, vacation rental and travel industries. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Economic conditions may cause decreased interest in purchases of vacation ownership interests, may increase default rates among current owners, and may increase refund requests from our members. Members and other consumers may be unable or unwilling to travel to certain destinations where vacation ownership resorts and vacation rental properties are located based on one or more of the following factors:

  •
  inclement weather,

  •
  natural or manmade disasters, such as earthquakes, hurricanes, fires, floods, volcanic eruptions, drought, tsunamis, radiation releases and oil spills,

  •
  epidemics, pandemics or other health concerns,

  •
  terrorism, regional violence, enhanced travel security measures and/or geopolitical conflicts,

  •
  price increases for travel related services,

  •
  financial instability of the airline industry and associated air carrier bankruptcies,

  •
  decreased airlift to relevant markets,

  •
  job actions and strikes, and

  •
  increased costs of transportation including in the event of increased fuel prices.

        The occurrence of any of these factors could result in a decrease and/or delay in demand for travel to our managed hotels and resorts and for exchanges and Getaways to, and purchases of, vacation ownership interests in affected regions. This decrease and/or delay in demand, depending on its scope and duration, could adversely affect our business and financial performance. Similarly, these factors could result in a decrease in the number of resort accommodations or vacation rentals available for use in our exchange programs or as vacation rentals. The matters described above could result in a decrease in the number of Interval Network members and could have a material adverse effect on the vacation ownership and vacation rental industries, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Availability of Financing and Developer Insolvency—Lack of available financing for vacation property developers and the resultant potential for insolvency and bankruptcy of developers could adversely affect our business, financial condition and results of operations.

        Vacation ownership property developers, including HVO and Vistana, rely on the credit markets for receivables financing used to fund their sales and marketing efforts and for financing new development. If receivables financing, vacation ownership asset backed securitizations, or financing for development of resorts is unavailable or is only available on unacceptable terms, developers may scale back or even cease operations, including sales and marketing efforts and development of resorts. In addition to adversely affecting HVO and Vistana, a slowdown in sales of vacation ownership interests decreases the sources of new members for our exchange networks, and developers may seek to extend or adjust payment terms with us.

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

Consolidation of Developers—Consolidation of developers could adversely affect our business, financial condition and results of operations

        The industry has been in a period of consolidation, which is expected to continue. When developers that have affiliation agreements with the Interval Network are acquired, they may choose not to renew at the end of the current term or may only continue on terms less favorable to ILG than the existing agreements. If we are unable to obtain or retain business relationships with the resultant resort developers on as favorable terms, our results of operations may be materially adversely affected.

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

        We believe that developers will continue to create, operate and expand internal exchange and vacation club systems, which decreases their reliance on external vacation ownership exchange programs, including those offered by us, and adversely impacts the supply of resort accommodations available through our exchange networks. The effects on our business are more pronounced as the proportion of vacation club corporate members in the Interval Network increases. The vacation ownership industry has and is expected to continue to experience consolidation through the acquisition of vacation ownership developers by other developers, which may result in the diversion of exchange membership and other business.

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

        Our Interval Network business is dependent upon vacation ownership developers for new members and upon members and participants to renew their existing memberships and otherwise engage in transactions. Developers and members also supply resort accommodations for use in exchanges and Getaways. Our vacation rental business is dependent upon vacation property and hotel owners for vacation properties to rent to vacationers. The Interval Network has established relationships with numerous developers pursuant to exclusive multi-year affiliation agreements and we believe that relationships with these entities are generally strong, but these historical relationships may not continue in the future. During each year, the affiliation agreements for several of the Interval Network's new member-producing developers are scheduled to renew. The non-renewal of an affiliation agreement will adversely affect our ability to secure new members for our programs from the non-renewing resort or developer, and will result in the loss of existing Interval Network members (and their vacation interests) at the end of their current membership to the extent that we do not secure membership renewals directly from such members. For corporate member relationships, this has a greater effect.

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

        A number of factors may impact the supply and demand of inventory. For example, economic conditions may negatively impact our members' desire to travel, often resulting in an increase in the number of deposits made as a means of preserving the inventory's value for exchange at a later date when the member is ready to travel, while reducing the demand for inventory which is then available for exchange. Also, destination-specific factors such as regional health and safety concerns, the occurrence or threat of natural disasters and weather may decrease our members' desire to travel or exchange to a given destination, resulting in an increased supply of, but a decreased demand for, inventory from this destination. Additionally, inventory may not be as available to the Interval system because owners are choosing to travel to their home resort/vacation club system or otherwise not depositing with the Interval Network. In these instances, the demand for exchange and Getaway inventory may be greater than the inventory available. The supply of available inventory may also be affected by the occurrence of natural disasters, such as floods, earthquakes or hurricanes. Where the supply and demand of inventory do not keep pace, transactions may decrease or we may elect to purchase additional inventory to fulfill the demand, which could negatively affect our profits and margin.

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

Vistana Transaction-We may not consummate our acquisition of Vistana, Starwood's vacation ownership business or realize the anticipated benefits if we do complete the acquisition.

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

        If the proposed transaction is not completed, the price of the our common stock may decline to the extent that the market price of our common stock reflects positive market assumptions that the proposed acquisition will be completed and the related anticipated benefits will be realized. We also may be subject to additional risks if the proposed transaction is not completed, including, depending on the reasons for termination of the merger agreement, the requirement that we pay Starwood a termination fee of $40.0 million or reimburse Starwood for their expenses in connection with the transaction in an amount up to $15.0 million or, in the case of our breach, $30.0 million.

Post-Transaction Relationship—Following the anticipated closing of the Vistana acquisition, the Vistana business will have an ongoing relationship with Starwood and, as a result, the future state or actions of Starwood or any successor of Starwood could impact ILG's reputation, business, financial condition or results of operations.

        Certain additional agreements related to the pending Vistana transaction provide for ongoing services by Starwood as well as the license of the licensed marks under the license agreement. Changes in the strategic direction of Starwood, or any successor of Starwood, could, over time, impact the positioning and offerings of Starwood's brands and programs, including those being made available to the Vistana business. As part of its ongoing evaluation of business and strategic planning alternatives, the Starwood Board of Directors and Starwood's senior management regularly review Starwood's businesses, its strategic direction, performance and prospects in the context of developments in the industries in which it operates and the competitive landscape in the markets in which it operates. In particular, in April 2015, Starwood announced that it was exploring strategic alternatives with respect to its business and in November 2015 entered into a definitive merger agreement to be acquired by Marriott International, Inc. in the Marriott transaction. Any uncertainty regarding the closing of the Marriott transaction or the future state or actions of Starwood or any successor of Starwood could affect the reputation of the licensed marks and the offerings of Starwood's brands and programs, thus impacting the business, financial conditions or results of operations of ILG.

Licensing—The exclusive license for the Hyatt® brand and following anticipated completion of the Vistana acquisition, the Westin® and Sheraton® brands, in connection with our vacation ownership business could be terminated.

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

        If following completion of the pending Vistana acquisition, Vistana defaults as specified in its license agreement to be entered into with Starwood, Vistana could lose its exclusive right to use the Westin® and Sheraton® brands in connection with the Vistana business and its exclusive right to use specified St. Regis® and The Luxury Collection® marks in connection with existing fractional properties that are part of the Vistana business. The loss of this right, along with the right to use Starwood's marketing channels and other centralized services, including the Starwood Preferred Guest loyalty program, could result in the reduction of revenue and profits derived from the Vistana business. In addition, the Starwood Preferred Guest Affiliation Agreement would terminate upon termination of the license agreement and Vistana would not be able to offer SPG Starpoints to vacation property owners and potential owners, which would impair the marketability of these properties and Vistana's ability to sell its products and reduce the flexibility and options available in connection with its products.

        The termination of the Master License Agreement or the Hyatt Gold Passport Participation Agreement, and following completion of the pending Vistana acquisition, the license agreement with Starwood or the SPG Affiliation Agreement, would materially harm our business and results of operations and impair our ability to market and sell our products and maintain our competitive position, and could have a material adverse effect on our financial position, results of operations or cash flows. For example, we would not be able to rely on the strength of the Hyatt®, Westin® and Sheraton® brands to attract qualified prospects in the marketplace, which could cause our revenue and profits to decline and our marketing and sales expenses to increase.

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

Westin®, Sheraton®, St. Regis® and The Luxury Collection® Brands and SPG Program—The Vistana business depends on the quality and reputation of the Westin®, Sheraton®, St. Regis® and The Luxury Collection® Brands and affiliation with the SPG Program, and any deterioration in the quality or reputation of the Westin®, Sheraton® St. Regis® and The Luxury Collection® Brands or the SPG Program could following the acquisition adversely affect ILG's market share, reputation, business, financial condition or results of operations.

        The Vistana business offers vacation ownership products under the Westin®, Sheraton®, St. Regis® and The Luxury Collection® brand names and affiliation with the Starwood Preferred Guest Program, which we refer to as the SPG Program, and intends to continue to offer products and services under the Westin®, Sheraton®, St. Regis® and The Luxury Collection® brands in the future. If the quality of the Westin®, Sheraton®, St. Regis® or The Luxury Collection® brands or the SPG Program deteriorate, or the reputation of the Westin®, Sheraton®, St. Regis® or The Luxury Collection® brands or the SPG Program decline, Vistana's market share, reputation, business, financial condition or results of operations could be materially adversely affected.

Approvals for Expansion—Our ability to expand our vacation ownership business and remain competitive could be harmed if Hyatt Franchising does not consent to our use of their trademarks at new resorts we acquire, develop or propose to franchise in the future.

        Under the terms of our master license agreement, we must obtain Hyatt Franchising's approval, to use the Hyatt® brand in connection with shared ownership projects we acquire, develop or propose to franchise in the future. Hyatt may reject a proposed project if, among other things, the project does not meet applicable brand standards or is reasonably likely to breach applicable contractual or legal restrictions. If Hyatt does not permit us to use the brand in connection with our development or acquisition plans, our ability to expand our HVO business and remain competitive may be materially adversely affected. The requirement to obtain consent to our expansion plans, or the need to identify and secure alternative expansion opportunities if we do not obtain approval, may delay implementation of our expansion plans and cause us to incur additional expense. These same risks apply to the approval by Starwood of the use of the Westin® and Sheraton® brands following completion of the pending Vistana acquisition.

Maintenance of Brand Standards—The maintenance and refurbishment of Hyatt Residence Club properties in accordance with brand standards depends on maintenance fees paid by the owners of vacation ownership interests.

        Owners of vacation ownership interests at Hyatt Residence Club resorts must pay maintenance fees levied by property owners' association boards. These maintenance fees are used to maintain and refurbish the vacation ownership properties and to keep the properties in compliance with Hyatt® brand standards. If property owners' association boards do not levy sufficient maintenance fees or special assessments, or if owners of vacation ownership interests do not pay these fees, not only would our management fee revenue be adversely affected, but the vacation ownership properties could fail to comply with applicable brand standards. If any vacation ownership property fails to comply with the brand standards, Hyatt could terminate our rights under the Master License Agreement to use its trademarks at such noncompliant property, which could result in the loss of management fees, decrease customer satisfaction and impair our ability to market and sell our products at the non-compliant locations. These same risks apply to the use of the Westin® and Sheraton® brands and the existing St. Regis® or The Luxury Collection® branded vacation ownership resorts following completion of the pending Vistana acquisition.

Development Risks-Timing, budgeting and other risks could result in delays or cancellations of our efforts to develop the vacation ownership projects that we undertake, or make these activities more expensive, which could reduce our profits or impair our ability to compete effectively.

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

Secondary Market—The sale of vacation ownership interests in the secondary market by existing owners could cause our sales revenues and profits to decline.

        There is not currently an active, organized or liquid resale market for vacation ownership interests, and resale of vacation ownership interests generally are made at sales prices substantially below their original customer purchase prices. Existing owners have offered, and are expected to continue to offer, their vacation ownership interests for sale on the secondary market. As a result, these sales create additional pricing pressure on our sale of vacation ownership interests, which could cause our sales revenues and profits to decline. In addition, if the secondary market for vacation ownership interests becomes more organized or financing for such resales becomes more available, our ability to sell vacation ownership interests could be adversely impacted and/or the resulting availability of vacation ownership interests (particularly where the vacation ownership interests are available for sale at lower prices than the prices at which we would sell them) could cause the volume of vacation ownership inventory that we are able to repurchase to decline, which could adversely affect our sales revenues. Further, unlawful or deceptive third-party vacation ownership interest resale schemes involving vacation ownership interests in our resorts could damage our reputation and brand value or impact our ability to collect management fees, which may adversely impact its sales revenues and results of operations.

Substantial Debt-We have substantial debt and interest payment obligations that may restrict our future operations and impair our ability to meet our obligations.

        We and our consolidated subsidiaries have substantial indebtedness and, as a result, significant debt service obligations. As of December 31, 2015, we had $425 million of total indebtedness outstanding and $516.4 million (net of any outstanding letters of credit) available for future borrowings as secured indebtedness under the credit facility. Our level of debt and these significant demands on our cash resources could have material consequences to our business, including, but not limited to:

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

Ability to refinance debt-We may not be able to refinance our debt on acceptable terms.

        If we are unable to meet our debt obligations or to fund our other liquidity needs, we may need to restructure or refinance our indebtedness, including the notes. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

  •
  our financial condition at the time;

  •
  restrictions in agreements governing our indebtedness, including the indenture governing the senior notes and the credit agreement governing the credit facility; and

  •
  other factors, including financial market or industry conditions.

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

Additional Debt Capacity-Despite our substantial indebtedness, we may still be able or obligated to incur more debt, which could intensify the risks described above.

        Although the terms of the credit facility and the indenture governing the senior notes contain, restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these exceptions could be substantial. As of December 31, 2015, we had approximately $516.4 million (net of any outstanding letters of credit) available for additional revolving credit borrowings under the credit facility. To the extent we incur additional indebtedness, the risks discussed above will increase.

Key Personnel—Loss of one or more of our key personnel could adversely affect our relationships with third parties, business, financial condition and results of operations.

        Our operations require managerial, operational, sales and marketing expertise as well as the maintenance of relationships with resort developers, homeowners' associations, vacation property owners and other third parties. In particular, we are dependent upon the management skills and continued services of several members of our senior management team. The failure of such key personnel to continue to be active in management of our businesses could have a material adverse effect on relationships with third parties, business, financial condition, results of operations and ability to grow the business. We do not maintain key employee insurance for any of our officers and employees.

Adverse Events and Trends in Key Vacation Destinations—Events and trends in key vacation destinations could adversely affect our business, financial condition and results of operations.

        A substantial percentage of the vacation ownership resorts currently participating in Interval's exchange networks are located in Florida, Hawaii, Las Vegas, Mexico and Southern California, a large number of vacation properties for which we provide rental services are located in Hawaii, and a significant portion of our European management revenue derives from Costa del Sol, Spain and Tenerife, Canary Islands. Approximately $231.6 million, $211.1 million, and $146.6 million, of 2015 2014, and 2013 revenue, respectively, which excludes the pass-through revenue, was generated from travel to properties in these key vacation destinations as well as hotel, resort and homeowners' association management services performed in these locations. As a result, our ongoing ability to successfully process exchange vacations for members, as well as our ability to find vacationers for accommodations marketed or managed by us, is largely dependent on the continued desirability of these areas as key vacation destinations. Any significant shift in travel demand for one or more of these key destinations or any adverse impact on transportation to them, such as decreased airlift, natural disasters, regional violence, terrorism, pandemics or increased travel costs, could have a material adverse effect on our business, financial condition and results of operations.

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

        Revenue from international operations for the years ended December 31, 2015, 2014 and 2013 was $120.3 million, $131.4 million and $96.3 million, respectively. We continue to seek to invest in various international markets.

        In order to achieve widespread acceptance in international markets, we must continue to successfully tailor our services to the unique customs and cultures of relevant countries and markets. Learning the customs and cultures of various countries and markets can be difficult and costly, and the failure to do so could slow international growth. Operating in international markets also exposes us to additional risks, including, among others, compliance with applicable U.S. and foreign laws including economic sanctions, embargoes and anti-corruption laws, changes in regulatory requirements including taxation, limits on our ability to sell products and services and enforce intellectual property rights and difficulties in managing operations due to distance, language and cultural differences, including issues associated with staffing and managing foreign operations. Our failure to comply with these laws and regulations could result in substantial civil and criminal penalties being imposed.

        We are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela, Argentina, and Egypt, which limit our ability to immediately access cash through repatriations. As of December 31, 2015, we had $5.2 million of unrealized loss in other comprehensive income within stockholders' equity pertaining to our Venezuela entity, until such time we sell or liquidate our investment. Furthermore, other countries in which we maintain operations may impose limitations on the repatriation of cash from such countries now or in the future. Any limitation on us to transfer significant cash across borders from our international operations pertaining to intercompany debt or intercompany trade payables, if any, could have a material adverse effect on our business, financial condition and results of operations.

Exchange Rate Changes—Material changes in foreign currency exchange rates could materially adversely affect our results of operations.

        Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. In particular, significant fluctuations in the value of the U.S. dollar relative to the Euro and the British

Pound, among other foreign currencies, could have an adverse effect on our results of operations due to lower demand in affected jurisdictions and the effects of translation of local currency balances and results into U.S. dollars. We do not currently engage in hedging transactions designed to reduce our exposure to foreign currency risk.

Acquisitions and Strategic Arrangements—We may experience financial and operational risks in connection with acquisitions and strategic arrangements.

        In October 2015, we announced that we had entered into agreements to acquire the Vistana vacation ownership business from Starwood Hotels & Resorts Worldwide, Inc. in a merger transaction that is expected to close in the second quarter of 2016. The pending Vistana acquisition follows our October 2014 purchase of the HVO business and our 2013 acquisition of the Aqua business and the purchase by our new VRI Europe Limited joint venture of the European shared ownership resort management business of CLC World Resorts and Hotels, or CLC. We intend to continue selectively pursuing other acquisitions. However, we may be unable to identify attractive acquisition candidates or complete transactions on favorable terms. In addition, in the case of acquired businesses, we will need to:

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

        Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including those with respect to our recently acquired vacation ownership business, are highly complex and involve many subjective assumptions, estimates and judgments. We are required to review these estimates regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board (FASB) periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our results in future periods. For example, the FASB recently released a final, converged, principles-based standard on revenue recognition that will modify revenue recognition in periods after December 15, 2017.

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

        In connection with our vacation ownership business, we provide loans to purchasers to finance their purchase of vacation ownership interests. If purchasers default on the loans that we provide to finance their purchases of vacation ownership interests, the revenues and profits that we derive from the vacation ownership business could be reduced. Providing secured financing to some purchasers of vacation ownership interests subjects us to the risk of purchaser default. As of December 31, 2015, we had approximately $32.2 million of net timeshare financing receivables outstanding. We could incur material losses if there is a significant increase in the delinquency rate applicable to our portfolio of consumer loans. An increased level of delinquencies could result from changes in economic or market conditions, increases in interest rates, adverse employment conditions and other factors beyond our control. Increased delinquencies could also result from our inability to evaluate accurately the credit worthiness of the customers to whom we extend financing. If default rates for our borrowers were to increase, we may be required to increase our provision for loan losses. In addition, increased delinquency rates may cause buyers of, or lenders whose loans are secured by, our consumer loans to reduce the amount of availability under our financing or loan sale facilities, or to increase the interest costs associated with such facilities. In such an event, our cost of financing would increase, and we may not be able to secure financing on terms acceptable to us, if at all.

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

        Our vacation ownership business provides financing to purchasers of our vacation ownership interests, and we may seek to obtain third party lender receivables financing. Volatility in the credit markets may impact the timing and volume of the timeshare loans that we are able to finance which could adversely affect our sales. Vistana expects to fund construction costs with the proceeds of vacation ownership notes receivable securitizations, which may be adversely affected by this voloatility.

Sufficiency of Maintenance Fee Collection and Budgeting—Our continued management of homeowners' associations depends on their ability to collect sufficient maintenances fees.

        Our management fees from homeowners' associations are derived from maintenance fees levied on the owners by the associations. These maintenance fees also fund the operation, maintenance and improvements for the property. Many of the properties that we manage do not receive subsidies or resale services for foreclosed inventory from the developer. Once an association begins to experience a high default rate, if it is unable to foreclose and resell units to paying owners, the situation worsens as the maintenance fees on remaining owners continually increase to cover expenses. If the homeowners' associations that we manage are unable to levy and collect sufficient maintenance fees to cover the costs to operate and maintain the resort properties, such properties may be forced to close or file bankruptcy and may terminate our management agreements.

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

        Our businesses are subject to various laws, rules and regulations on a global basis, including those specific to the vacation ownership industry, as well as those applicable to businesses generally, such as licensing requirements, laws governing our marketing and sales activities, including anti-fraud, sweepstakes, telemarketing, home solicitation sales, tour operator, seller of travel, consumer privacy, consumer protection, securities and sales, use, value-added and other tax laws, rules and regulations. Additionally, our businesses are subject to laws and regulations associated with hotel and resort management, including relating to the preparation and sale of food and beverages, liquor service and health, safety and accessibility of managed premises. While we believe that the operations and practices have been structured in a manner to ensure material compliance with applicable laws, rules and regulations, the relevant regulatory authorities may take a contrary position. The failure of our businesses to comply with applicable laws, rules and regulations, or to obtain required licenses or rights, could have a material adverse effect on our business, financial condition and results of operations. In addition, unfavorable changes in the laws, rules and regulations applicable to our businesses, including those related to the imposition of taxes, could decrease demand for the services offered by our businesses, increase costs and/or subject us to additional liabilities, which could have an adverse effect on our business, financial condition, or results of operations.

Compliance with Vacation Ownership Regulations—The failure of our businesses to comply with regulatory requirements applicable to real estate development and sales and marketing activities with respect to vacation ownership interests could adversely affect our business, financial condition and results of operations.

        The vacation ownership industry is subject to extensive regulations in various jurisdictions in the United States and elsewhere, which generally require vacation ownership resort developers to follow certain procedures in connection with the development, sale and marketing of vacation interests, including the filing of offering statements with relevant governmental authorities for approval and the delivery to prospective purchasers of certain information relating to the terms of the purchase and use, including rescission rights. The preparation of vacation ownership interest registrations requires time and cost, and in many jurisdictions the exact date of registration approval cannot be accurately predicted. Our vacation ownership business's real estate development activities are also subject to laws and regulations applicable to real estate development, subdivision and construction activities, zoning, land use restrictions, environmental regulation, title transfers, title insurance and taxation. Laws in some jurisdictions also impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer. In addition, we provide financing to some purchasers of vacation ownership interests and we also service the resulting loans. This practice subjects us to various regulations, including those which require disclosure to borrowers regarding the terms of their loans as well as settlement, servicing and collection of loans. As a result, any negative change in the regulatory environment within the vacation ownership industry or failure to comply with applicable laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

Permissions—Following the closing of the Vistana transaction, additional permissions may be required in order to market to potential customers.

        Following completion of the pending Vistana acquisition and because Vistana's relationship with Starwood will be changing as a result of the pending transactions, for purposes of "do not call" and similar legislation in some jurisdictions, it may be more difficult for Vistana to utilize customer information it obtains from Starwood in the future, and as a result, maintain compliance with applicable legislation. This could diminish the effectiveness of existing marketing practices and adversely affect the business.

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

        Our businesses have ongoing development projects related to our proprietary and third party technology, some of which are significant. We have committed sizable resources to these projects, which are expected to be phased in over several years. These projects are extremely complex, in part, because of the wide range of processes and the legacy systems involved. We use both internal and external resources, and if these resources become unavailable, our business and operations may be adversely affected. As we proceed with our existing projects, we are using controlled project plans and change control processes that we believe will provide for the adequate allocation of resources. However, a divergence from these may result in cost overruns or project delays. If the systems do not operate as expected, this could impact our ability to perform necessary business operations, which could materially adversely affect our business.

Privacy—The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, or requirements imposed by credit card companies.

        In the processing of consumer transactions, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us and our businesses, as well as by contractual obligations with respect to data privacy. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

        A company processing, storing, or transmitting payment card data must be compliant with Payment Card Industry-Data Security Standards, or PCI-DSS, or risk losing its ability to process credit card payments and being fined. As of December 31, 2015, we believe our Interval, HVO, VRI, TPI and VRI Europe businesses are compliant with these standards and our Aqua-Aston business is working to become fully compliant. Failure to obtain or maintain PCI-DSS compliance could result in our inability to accept credit card payments or subject us to penalties and thus could have a material negative effect on our operations. Changes in these security standards may cause us to incur significant unanticipated expenses to meet new requirements.

Online Security Risks—We are subject to online security risks, including security breaches and identity theft and the related requirements imposed by credit card companies.

        Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of our businesses, discourage potential users from trying our products and services, breach certain agreements under which we have obligations with respect to network security, and/or result in fines and/or proceedings by governmental agencies, service providers and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations. Any penetration of network security or other misappropriation or misuse of personal consumer information could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. As a result, current security measures may not prevent any or all security breaches. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences.

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

Environmental Matters—We are subject to certain requirements under applicable environmental laws and regulations and may be subject to potential liabilities.

        The resorts that we manage and the assets at vacation ownership resorts that are owned by us are all subject to certain requirements and potential liabilities under national, state, and local laws and regulations that govern the discharge of materials into the environment or otherwise relate to protection of the environment or health and safety. The costs of complying with these requirements are generally covered by the homeowners' associations that operate the affected resort property and are our responsibility for assets we own. To the extent that we hold interests in a particular resort, we would be responsible for their pro rata share of losses sustained by such resort as a result of a violation of any such environmental laws and regulations.

Insurance—Damage to, or other potential losses involving, properties that we own or manage may not be covered by insurance.

        Market forces beyond our control may limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, may be uninsurable or the price of coverage for such losses may be too expensive to justify obtaining insurance. As a result, the cost of our insurance may increase and our coverage levels may decrease. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or that of owners of vacation ownership interests or in some cases may not provide a recovery for any part of a loss. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property. In addition, we could lose the management contract for the property and, to the extent such property operates under a licensed brand, the property may lose operating rights under the associated brand.

Compliance with Sanction laws—ILG could be adversely affected by changes to or violations of sanctions laws.

        The United States has from time to time imposed sanctions that restrict U.S. companies from engaging in business activities with certain persons, foreign countries, or foreign governments that it determines are adverse to U.S. foreign policy interests. Other countries in which we operate may also impose such sanctions. Any restrictions on our ability to conduct business operations could negatively impact our financial results. If we are found to be liable for violations of U.S. sanctions laws or equivalent laws of another country where we operate, either due to our own acts or out of inadvertence, we could suffer monetary penalties and reputational harm which could have a material and adverse effect on our results of operations and financial condition.

Takeover Defenses—Our rights plan, charter provisions and terms of our debt agreements may affect the likelihood of a takeover or change of control of ILG.

        We have in place a stockholders' rights plan and certain charter provisions that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of our company that are not approved by our board. In particular, our charter provides that stockholders may not act by written consent and that the board has the power to issue shares of preferred stock with such designation, powers, preferences, and rights as the board shall determine. The transactions that may be deterred, delayed or prevented might have allowed our stockholders to receive a premium for their shares over then-current market prices. In addition, under our senior credit facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders to terminate the facility and require us to repay outstanding borrowings. Under the indenture governing our senior notes, we are required to make an offer to repurchase the senior notes at a price of 101% of the principal amount plus accrued interest following a change of control (as defined in the indenture). As a result, the provisions of these debt agreements also may affect the likelihood of a takeover or other change of control. Under the master license agreement, we need Hyatt's written consent prior to a change of control (as defined in the agreement) of our subsidiary, S.O.I. Acquisition Corp. and, in certain cases, of ILG.

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

        Our vacation exchange businesses within the Exchange and Rental segment operate a call center in Miami with approximately 60,000 square feet under a long-term lease expiring in September 2026. Our European headquarters is located in London, England and occupies approximately 12,000 square feet of office space under a long-term lease which expires in September 2021, while our Asian headquarters is located in Singapore and occupies approximately 5,500 square feet of office space expiring in August 2018. The vacation rental business within our Exchange and Rental segment is headquartered in Honolulu, Hawaii with approximately 22,000 square feet of total office space under leases expiring in October 2019 and February 2026.

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

	High	Low
Year Ended December 31, 2015
Fourth Quarter	$21.98	$13.98
Third Quarter	$23.19	$18.29
Second Quarter	$26.78	$22.75
First Quarter	$27.45	$20.75
Year Ended December 31, 2014
Fourth Quarter	$24.48	$18.83
Third Quarter	$22.85	$19.05
Second Quarter	$27.51	$18.96
First Quarter	$31.04	$25.39
Year Ended December 31, 2013
Fourth Quarter	$32.13	$23.00
Third Quarter	$23.85	$19.95
Second Quarter	$22.24	$18.82
First Quarter	$22.20	$19.35

        As of February 16, 2016, there were approximately 1,400 holders of record of our common stock and the closing price of ILG common stock was $11.31. Because many of the outstanding shares of ILG common stock are held by brokers and other institutions on behalf of stockholders, ILG is not able to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

        In March 2012, our Board of Directors announced the beginning of our quarterly dividend payments which, in 2012, were declared and paid at a rate of $0.10 per share. In 2014 and 2015, we declared and paid quarterly dividends of $0.11 and $0.12 per share, respectively. We currently expect to declare and pay quarterly dividends of $0.12 per share quarterly in 2016. The actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board of Directors each quarter and will depend upon our results of operations, cash requirements and surplus, financial condition, legal requirements, capital requirements relating to business initiatives, investments and acquisitions and other factors that our Board of Directors may deem relevant. In addition, our revolving credit facility has various financial and operating covenants that place significant restrictions on us, including our ability to pay dividends. The merger agreement with Starwood restricts our ability to pay dividends (other than our ordinary quarterly dividends of $0.12 per share) to holders of our common stock without Starwood's consent.

Unregistered Sales of Equity Securities

        During the year ended December 31, 2015, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

        The following table sets forth information with respect to purchases of shares of our common stock, excluding commissions, made during the quarter ended December 31, 2015 by or on behalf of ILG or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b-18 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Plans or Programs(1)
October 2015	—	—	—	$25,000,000
November 2015	—	—	—	$25,000,000
December 2015	—	—	—	$25,000,000

(1)
In February 2015, we announced that our Board of Directors had authorized the repurchase of up to $25 million of our common stock. There is no time restriction on this authorization and repurchases may be made in the open-market or through privately negotiated transactions, however, the merger agreement with Starwood restricts our ability to repurchase our common stock without Starwood's consent.

Performance Comparison Graph

        The performance graph is not deemed filed with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

        The following graph covers the period from December 31, 2010 to December 31, 2015, assuming $100 was invested on December 31, 2010 in ILG common stock, and in each of the Russell 2000 in which our stock has been included since June 2009, and a peer group of companies in the Russell 2000 with the Hotels, Restaurant and Leisure GICS code 253010 (a list of these companies is provided below). The graph assumes that all dividends were reinvested on the date of payment without payment of any commissions. The stock price performance shown in the graph is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON DECEMBER 31, 2010
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2015
(in dollars)

Company/Index/Market	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Interval Leisure Group, Inc.	100.00	84.32	123.44	199.59	137.59	105.18
Russell 2000 Index	100.00	95.82	111.49	154.78	162.35	155.18
Peer Group	100.00	94.47	119.17	184.05	197.78	185.73

        Companies included in peer group index with GICS Code 253010:

Belmond Ltd	Dineequity Inc	Noodles & Co.
Biglari Holdings Inc.	El Pollo Loco, Inc.	Papa John's International, Inc.
BJ's Restaurants Inc.	Eldorado Resorts, Inc.	Papa Murphy's Holdings, Inc.
Bloomin' Brands, Inc.	Empire Resorts, Inc.	Penn National Gaming, Inc.
Bob Evans Farms	Fiesta Restaurant Group, Inc.	Pinnacle Entertainment Company
Bojangles' Inc.	Interval Leisure Group Inc.	Popeye's Louisiana Kitchen, Inc.
Boyd Gaming Corp.	International Speedway Corp.	Potbelly Corp.
Bravo Brio Restaurant Group	Intrawest Resorts Holdings, Inc.	Red Robin Gourmet, Inc.
Caesars Entertainment Corp.	Isle of Capri Casinos Inc.	Ruby Tuesday Inc.
Carrols Restaurant Group Inc.	Jack in the Box	Ruth's Hospitality Group Inc.
Cheesecake Factory Incorporated	Jamba, Inc.	Scientific Games Corp.
Churchill Downs Inc.	Kona Grill, Inc.	SeaWorld Entertainment, Inc.
Chuy's Holdings	Krispy Kreme Doughuts, Inc.	Shake Shakc, Inc.
Clubcorp Holdings	La Quinta Holdings, Inc.	Sonic Corp.
Cracker Barrel Old Country	Marcus Corporation	Speedway Motorsports, Inc.
Dave & Buster's Entertainment, Inc.	Marriott Vacations Worldwide Corp.	Texas Roadhouse, Inc.
Denny's Corp	Monarch Casino & Resort Inc.	Vail Resorts, Inc.
Diamond Resorts International, Inc.	Morgans Hotel Group Co.	Zoe's Kitchen, Inc.

Item 6.    Selected Financial Data

        The following Selected Financial Data should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Income" in Item 7 of this report.

Financial Information:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statement of Income Data
Revenue	$697,436	$614,373	$501,215	$473,339	$428,794
Operating income	128,144	127,094	132,745	109,781	98,784
Net income attributable to common stockholders	73,315	78,930	81,217	40,702	41,126
Adjusted net income(1)	76,419	80,346	81,468	53,206	40,827
EBITDA(1)	166,088	158,731	155,103	125,261	140,942
Adjusted EBITDA(1)	184,888	172,705	166,243	157,068	152,349
Earnings per share
Basic	$1.28	$1.38	$1.42	$0.72	$0.72
Diluted	1.26	1.36	1.40	0.71	0.71
Adjusted earnings per share(1)
Basic	$1.33	$1.40	$1.42	$0.94	$0.72
Diluted	1.32	1.39	1.41	0.93	0.71
Dividends declared
Dividends declared per share of common stock	$0.48	$0.44	$0.33	$0.50	$—

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data
Total assets(2)	$1,279,107	$1,324,002	$1,021,899	$903,417	$970,877
Long-term debt, net of current portion(2)	415,700	484,383	250,280	256,498	334,669
ILG stockholders' equity	431,993	384,043	343,825	272,066	248,685
Noncontrolling interest	33,418	36,305	32,708	—	—

Operating Statistics:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Exchange and Rental
Total active members (000's)(3)	1,811	1,799	1,815	1,824	1,780
Average revenue per member(4)	$178.76	$180.55	$187.13	$182.39	$182.71
Available room nights (000's)(5)	3,054	3,095	1,537	1,497	1,537
RevPAR(6)	$119.70	$106.97	$132.57	$126.78	$110.55
Vacation Ownership
Contract sales (000's)(7)	$99,774	$26,173	—	—	—
Average transaction price(8)	$34,169	$34,438	—	—	—
Volume per guest(9)	$3,554	$3,581	—	—	—

Additional Data:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Exchange and Rental
Transaction revenue(10)	$192,202	$193,206	$198,933	$198,434	$192,297
Membership fee revenue(11)	126,234	127,396	135,198	130,784	129,477
Ancillary member revenue(12)	5,577	6,649	6,852	6,976	7,371

Total member revenue	324,013	327,251	340,983	336,194	329,145
Other revenue(13)	32,636	25,262	24,024	21,538	20,282
Rental management revenue	50,384	48,148	29,956	27,075	24,800
Pass-through revenue(14)	94,311	82,729	47,426	43,986	41,026

Total Exchange & Rental revenue	$501,344	$483,390	$442,389	$428,793	$415,253

Exchange and Rental gross margin	61.1%	62.0%	67.1%	67.1%	68.2%
Exchange and Rental gross margin without pass-through	75.3%	74.8%	75.2%	74.8%	75.7%
Vacation Ownership
Management fee revenue	$99,566	$92,017	$41,595	$27,871	$7,641
Sales and financing revenue	39,041	9,478	—	—	—
Pass-through revenue(14)	57,485	29,488	17,231	16,675	5,900

Total Vacation Ownership revenue	$196,092	$130,983	$58,826	$44,546	$13,541

Vacation Ownership gross margin	37.9%	38.5%	42.3%	39.2%	30.5%
Vacation Ownership gross margin without pass-through	53.6%	49.6%	59.8%	62.3%	54.0%

(1)
Refer to "ILG's Principles of Financial Reporting" within Item 7 of this annual report on Form 10-K for definitions of these non-GAAP measures. Additionally, refer to "Reconciliations of Non-GAAP Measures" within Item 7 for full reconciliations of these non-GAAP measures to their respective GAAP measures.

(2)
Unamortized debt issuance costs are presented as a reduction of long-term debt in the consolidated balance sheets, pursuant to ASC 2015-03, as discussed in Note 2. Other non-current assets and long-term debt, presented above, as of December 31, 2014 and prior, has been retrospectively adjusted to effectuate the adoption of this ASU as described above.

(3)
Represents active members of the Interval Network as of the end of the period. Active members are members in good standing that have paid membership fees and any other applicable charges in full as of the end of the period or are within the allowed grace period. All Hyatt Residence Club members are also members of the Interval Network.

(4)
Represents membership fee revenue, transaction revenue and ancillary member revenue for the Interval Network and Hyatt Residence Club for the applicable period divided by the monthly weighted average number of active members during the applicable period. Hyatt Residence Club revenue is included herein only since its acquisition date on October 1, 2014.

(5)
Available Room Nights is the number of nights available at Aqua-Aston managed vacation properties during the period, which excludes all rooms under renovation. Aqua available room nights included herein are only since its acquisition in December 2013.

(6)
Represents Gross Lodging Revenue divided by Available Room Nights during the period. Gross Lodging Revenue is total room revenue collected from all Aqua-Aston-managed occupied rooms during the period. Aqua occupied room nights included herein are only since its acquisition in December 2013.

(7)
Represents total vacation ownership interests sold at consolidated and unconsolidated projects pursuant to purchase agreements, net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period. Contract Sales included herein are only since HVO's October 1, 2014 acquisition.

(8)
Represents Contract Sales divided by the net number of transactions during the period subsequent to the HVO acquisition October 1, 2014.

(9)
Represents Contract Sales divided by the total number of tours during the period subsequent to the HVO acquisition on October 1, 2014.

(10)
Represents Interval Network and Hyatt Residence Club transactional and service fees paid primarily for exchanges, Getaways, reservation servicing, and related transactions. Hyatt Residence Club revenue is included herein only since its acquisition date on October 1, 2014.

(11)
Represents fees paid for membership in the Interval Network and Hyatt Residence Club.

(12)
Includes revenue related to insurance and travel-related services provided to Interval Network members.

(13)
Includes revenue related primarily to exchange and rental transaction activity and membership programs outside of the Interval Network and Hyatt Residence Club, sales of marketing materials primarily for point-of-sale developer use, and certain financial services-related fee income.

(14)
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

        The following Management Discussion and Analysis provides a comparative discussion of the results of operations and financial condition of ILG for the three years ended December 31, 2015. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K for the year ended December 31, 2015, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). This discussion includes the following sections:

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

Exchange & Rental Services

        Interval has been a leader in the vacation exchange services industry since its founding in 1976. As of December 31, 2015, Interval's primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

  •
  a large and diversified base of participating resorts consisting of approximately 3,000 resorts located in over 80 countries, including both leading independent and branded resort developers; and

  •
  approximately 1.8 million vacation ownership interest owners enrolled as members of the Interval Network.

        Interval typically enters into multi-year contracts with developers of vacation ownership resorts, pursuant to which the resort developers agree to enroll all purchasers of vacation interests at the applicable resort as members of an Interval exchange program. In return, Interval provides enrolled purchasers with the ability to exchange the use and occupancy of their vacation interest at the home resort/club system for the right to occupy accommodations at a different resort participating in an Interval exchange network. Through Interval's Getaways, members may rent resort accommodations for a fee without relinquishing the use of their vacation interest. In addition, Interval offers sales, marketing and operational support, consulting and back-office services, including reservation servicing, to certain resort developers participating in the Interval Network, upon their request and for additional consideration. We also operate additional exchange programs including the Hyatt Residence Club, which encompasses 16 resorts as of the end of 2015.

        This segment also provides vacation rental through its Aqua-Aston business as part of a comprehensive package of rental, marketing and management services offered to vacation property owners, primarily of Hawaiian properties, as well as through the Interval Network. Revenue from our vacation rental business is derived principally from fees for rental services and related management of hotels, condominium resorts and homeowners' associations. Agreements with owners at many of vacation rental's managed hotel and condominium resorts provide that owners receive either specified percentages of the revenue generated under our management or, in limited instances, guaranteed dollar amounts. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. In other instances, fees for rental services generally consist of commissions earned on rentals.

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

International Revenue

	Year ended December 31,
	2015	% change	2014	% change	2013
	(Dollars in thousands)
International revenue	$120,384	(8.4)%	$131,366	36.4%	96,329
International revenue in constant currency	$131,162	(0.2)%	$131,366	36.4%	96,329
As a percentage of total revenue	17.3%	(19.3)%	21.4%	11.3%	19.2%
As a percentage of total revenue in constant currency	18.5%	(13.4)%	21.4%	11.3%	19.2%

        International revenue decreased 8.4% in 2015 compared to 2014, and increased 36.4% in 2014 compared to 2013. As a percentage of our total revenue, international revenue decreased to 17.3% in 2015, from 21.4% in 2014, which was an increase in 2014 from 19.2% in 2013. In constant currency, international revenue was flat for 2015 compared to last year, while as a percentage of our total revenue it decreased to 18.5% in 2015 from 21.4% in 2014. The decrease in international revenue on a constant currency basis as a percentage of total revenue in 2015 is attributable to revenue from our HVO acquisition consummated in October 2014, which is entirely U.S. revenue.

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

        Significant estimates underlying the accompanying consolidated financial statements include: the recovery of goodwill and long-lived and other intangible assets; vacation ownership inventory; purchase price allocations; the determination of deferred income taxes including related valuation allowances; the determination of deferred revenue and membership costs; and the determination of stock-based compensation. In the opinion of ILG's management, the assumptions underlying the historical consolidated financial statements of ILG and its subsidiaries are reasonable.

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

        Our 2015 results were negatively affected by a shift in the percentage mix of the Interval Network membership base from traditional direct renewal members to corporate members. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate; however, these members tend to have a lower propensity to transact with us. Membership mix as of December 31, 2015 included 57% traditional and 43% corporate members, compared to 58% and 42%, respectively, as of December 31, 2014.

        Our Exchange and Rental segment results are susceptible to variations in economic conditions, particularly in its largest vacation rental market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii increased 4.3% for the year ended December 31, 2015 compared to the prior year. The increase in visitors correlates with an overall increase of 3.0% in revenue per available room ("RevPAR") at Aqua-Aston in Hawaii in 2015 compared to 2014. The combined increase in RevPAR in Hawaii was driven by higher average daily rates.

        As of the latest forecast (February 2016), the Hawaii Department of Business, Economic Development and Tourism forecasts increases of 1.9% in visitors to Hawaii and 2.4% in visitor expenditures in 2016 over 2015.

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

        Over the past year, we have been reviewing the effectiveness of our HVO sales and marketing organization. We are in the process of rebuilding the sales platform, particularly for the consolidated properties and have hired senior sales and marketing talent and added a new sales center in Key West.

Business Acquisitions

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

Outlook

        We expect additional consolidation within the vacation ownership industry leading to increased competition in our Exchange and Rental business and reduced availability of exchange and Getaway inventory. Additionally, we anticipate continued margin compression and increased competition in our

Exchange and Rental business and continued softness in demand from jurisdictions with weaker currencies.

        With regards to the vacation rental business, our RevPAR expectation generally tracks with the forecasted upward trend in tourism activity of its largest market, Hawaii, which is benefiting from a relatively stable North American market. Additionally, airlift into the island chain remains a positive factor bolstering the Hawaiian tourism economy; however, limited inter-island airlift and increases in the cost of a Hawaiian vacation, particularly for Japanese and Canadian travelers who have lost purchasing power due to the strengthening U.S. dollar, may continue to negatively impact visitor arrivals and expenditures, and temper growth.

        In the vacation management business, we expect independent homeowners' associations to be increasingly dependent on secondary sales of inventory to replace lost maintenance fees from an aging owner base. Changes in currency exchange rates may contribute to negatively affect the results of our VRI Europe subsidiaries.

        On October 27, 2015, we entered into an Agreement and Plan of Merger, with Starwood Hotels & Resorts Worldwide, Inc. (Starwood), Vistana Signature Experiences, Inc. (Vistana) and our newly formed subsidiary, pursuant to which we will acquire Vistana, the vacation ownership business of Starwood. The acquisition will be effected through a "Reverse Morris Trust" structure, which means that Vistana will be spun-off to Starwood's shareholders pursuant to a Separation Agreement and then merged with our subsidiary with Vistana shareholders receiving stock of ILG. Vistana will be the surviving entity of the merger. The combination will result in Starwood shareholders owning approximately 55% of the combined company on a fully diluted basis, with existing shareholders of ILG owning approximately 45% of the combined company. Completion of the merger is subject to customary closing conditions, including regulatory and ILG shareholder approvals. Liberty Interactive Corp and ILG's senior executives have entered into Voting and Support Agreements, which provide for them to vote in favor of the merger and the issuance of ILG shares pursuant to the merger. For additional information see "Note 3—Business Combinations" in Item 8 of this report.

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

Revenue Recognition

Exchange and Rental

        Revenue, net of sales incentives, from membership fees in our Exchange and Rental segment is deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight-line basis. When multiple member benefits and services are provided over the term of the membership, revenue is recognized for each separable deliverable ratably over the membership period, as applicable. Generally, memberships are cancelable and refundable on a pro-rata basis, with the exception of our Platinum tier which is non-refundable. Direct costs of acquiring members (primarily commissions) and certain direct fulfillment costs related to deferred membership revenue are also deferred and amortized on a straight-line basis over the terms of the applicable memberships or benefit period, whichever is shorter. The recognition of previously deferred revenue and expense is based on estimates derived from an aggregation of member-level data. However, in the fourth quarter of 2014 upon implementation of a proprietary IT platform, recognition of deferred membership revenue and expense on new memberships sold is at the individual member-level.

        Revenue from exchange and Getaway transactions is recognized when confirmation of the transaction is provided as the earnings process is complete. Reservation servicing revenue is recognized when service is performed or on a straight-line basis over the applicable service period. All taxable revenue transactions are presented on a net-of-tax basis.

        Revenue from our vacation rental business is comprised of base management fees which are typically either (i) fixed amounts, (ii) amounts based on a percentage of adjusted gross lodging revenue, or (iii) various revenue sharing arrangements with condominium owners based on stated formulas. Base management fees are recognized when earned in accordance with the terms of the contract. Incentive management fees for certain hotels and condominium resorts are generally a percentage of operating profits or improvement in operating profits. We recognize incentive management fees as earned throughout the incentive period based on actual results which are trued-up at the culmination of the incentive period. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. Service fee revenue is recognized when the service is provided.

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

        We had $1.9 million and $0.3 million of allowance for loan losses as of December 31, 2015 and 2014, respectively, pertaining entirely to our originated loan portfolio. Changes in the estimates used in developing our default rates could result in a material change to our allowance. A 10% increase to our default rates used in the allowance calculation would increase our allowance for loan losses by less than $0.2 million.

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

        Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. In accordance with ASC Topic 350, "Intangibles—Goodwill and Other," we review the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances. Goodwill is tested for impairment based on either a qualitative assessment or a two-step impairment test. As of December 31, 2015, ILG identified two reporting units within each of our Exchange and Rental, and Vacation Ownership operating segments as follows:

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

Indefinite-Lived Intangible Assets

        Our intangible assets with indefinite lives relate principally to trade names, trademarks and certain resort management contracts. Pursuant to ASC 350, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. Accordingly, we evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life. As of December 31, 2015, there have been no changes to the indefinite life determination pertaining to these intangible assets.

        In addition, an intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded. However, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a "more-likely-than-not" threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset.

2015 Annual Impairment Test

        As of October 1, 2015, we assessed the carrying value of goodwill and other intangible assets of each of our four reporting units. Goodwill assigned to Exchange, Rental, VO Management and VO Sales and Financing, our reporting units as of that date, was $495.7 million, $20.4 million, $38.3 million and $6.9 million, respectively. We performed a qualitative assessment on our Exchange, Rental and VO Management reporting units for our 2015 annual test and concluded that it was more-likely-than-not that the fair value of each reporting exceeded its carrying value and, therefore, a two-step impairment test was not necessary. With regards to our VO Sales and Financing reporting unit, we elected to bypass the qualitative assessment and assessed the carrying value of goodwill pursuant to the two-step impairment approach. The first step of the impairment test concluded the carrying value of this reporting unit did not exceed its fair value; consequently, the second step of the impairment test was not necessary and goodwill was not determined to be impaired.

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

        As previously described, we performed a qualitative assessment as of our October 1, 2015 annual test date for our Exchange, Rental and VO Management reporting units. The qualitative assessment compares current performance, expectations and other indicators against what was expected as part of the most recent Step 1 valuation. Consequently, the key estimates and assumptions related to the most recent Step 1 valuation pertaining to these reporting units have not changed since our previous annual report. With respect to our VO Sales and Financing reporting unit's Step 1 analysis, the primary examples of key estimates used in our October 1, 2015 Step 1 valuation include our discount rate and forecasted growth rates. As a measure of sensitivity on the income approach, as of the date of our last impairment test, a hypothetical 10% change in both our discount and long-term growth rates would result in the fair value of the reporting unit falling below its carrying value; consequently, we would have been required to perform the second step of our impairment test to measure the amount of impairment, if any. In regards to the market comparison approach, a change in our selected EBITDA multiple by 10% would result in a change of approximately $2 million in this reporting unit's market comparison approach fair value, or approximately 41% of the excess of the reporting unit's fair value over its carrying value.

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

  VO Management

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

  VO Sales and Financing

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

  •
  Loss of license for brand license for a particular resort or the brand as a whole.

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

Recoverability Test

        For the years ended December 31, 2015 and 2014, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test has not been warranted.

Vacation Ownership Inventory

        Inventory is composed of unsold vacation ownership intervals at our Hyatt-branded vacation ownership resorts. This inventory is carried at the lower of cost or market, based on relative sales value, less expected direct selling costs. Cost includes development, real estate, and content costs. Costs are allocated to units sold using the relative sales value method. This method calculates cost of sales as a percentage of projected gross sales using a cost-of-sales percentage, which is determined by dividing inventory cost into total estimated revenue projected for interval sales. Remaining inventory is a pool of costs that will be charged against future revenues.

        It is possible that future changes in our sales strategies or project development plans could have a material effect on the carrying value of inventory. Consequently, we monitor the carrying value of our inventory on a quarterly basis to ensure the inventory is stated at the lower of cost or market through the application of an income approach method of determining fair value to compare against carrying value. Significant estimates associated with this process primarily relate to the discount rate used in the income approach method and the incremental revenue resulting from future product price increases or sales of reacquired defaulted vacation ownership mortgages receivable.

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

        As of December 31, 2015, ILG had approximately $17.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 1.8 years. Of the $17.2 million of unrecognized compensation cost, 54.6% relates to an employee class group comprised of certain key employees for which we do not expect RSUs to be forfeited for our accounting estimate. For awards in which we expect forfeitures to occur, a 10% change to our estimated forfeiture rate would have an impact of less than $50,000 to our unrecognized compensation cost as of December 31, 2015.

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

RESULTS OF OPERATIONS

Revenue

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(Dollars in thousands)
Exchange and Rental
Transaction revenue	$192,202	(0.5)%	$193,206	(2.9)%	$198,933
Membership fee revenue	126,234	(0.9)%	127,396	(5.8)%	135,198
Ancillary member revenue	5,577	(16.1)%	6,649	(3.0)%	6,852

Total member revenue	324,013	(1.0)%	327,251	(4.0)%	340,983
Other revenue	32,636	29.2%	25,262	5.2%	24,024
Rental management revenue	50,384	4.6%	48,148	60.7%	29,956
Pass-through revenue	94,311	14.0%	82,729	74.4%	47,426

Total Exchange & Rental revenue	501,344	3.7%	483,390	9.3%	442,389

Vacation Ownership
Management fee revenue	99,566	8.2%	92,017	121.2%	41,595
Sales and financing revenue	39,041	311.9%	9,478	NM	—
Pass-through revenue	57,485	94.9%	29,488	71.1%	17,231

Total Vacation Ownership revenue	196,092	49.7%	130,983	122.7%	58,826

Total revenue	$697,436	13.5%	$614,373	22.7%	$501,215

2015 compared to 2014

        Revenue for the year ended December 31, 2015 of $697.4 million increased $83.1 million, or 13.5%, compared to revenue of $614.4 million in 2014. Exchange and Rental segment revenue of $501.3 million increased $18.0 million, or 3.7%, and Vacation Ownership segment revenue of $196.1 million increased $65.1 million, or 49.7%, in the period compared to prior year. On a constant currency basis, ILG revenue for 2015 would have been $708.2 million, an increase of 15.3% over the prior year.

Exchange and Rental

        Exchange and Rental segment revenue increased $18.0 million, or 3.7%, in 2015 compared to 2014. This increase is primarily due to incremental revenue attributable to our HRC business which drove an increase of $7.4 million in other revenue. Additionally, our rental businesses drove rental management revenue higher by $2.2 million, or 4.6%, over the prior year and pass-through revenue of $94.3 million in the year was higher by $11.6 million. These increases were partly offset by decreases of $1.2 million in membership fee revenue, $1.0 million in transaction revenue and $1.1 million in ancillary revenue. Further details on the components of this period's net increase in revenue are as follows:

  •
  Increase in pass-through revenue of $11.6 million, or 14.0%, in 2015 compared to prior year. The increase in pass-through revenue in the period is largely attributable to new rental management contracts and an increase in employee-related costs being reimbursed in the period compared to last year.

  •
  Increase in other revenue of $7.4 million is attributable to the inclusion of the HRC business in our results subsequent to its acquisition. Specifically, HRC rental revenue is included within this revenue line item.

  •
  Rental management revenue earned from managed hotel and condominium resort properties at Aqua-Aston increased $2.2 million, or 4.6%, in 2015. Aqua-Aston RevPAR was $119.70, an increase of 3.0% over prior year's RevPAR of $116.20. The increase in RevPAR was driven by a 5.1% increase in average daily rate, partly offset by 1.9% lower occupancy. On a Hawaii-only basis, RevPAR increased 4.9% to $129.08 in the year compared to $122.99 in the prior year. The increase in Hawaii-only RevPAR was driven by 5.3% higher average daily rate in 2015 compared to prior year, while occupancy remained flat.

  •
  Transaction revenue for 2015 remained relatively consistent with the prior year due to incremental HRC transactions as well as higher revenue from exchanges and Getaways, largely offset by lower reservation servicing revenue. The increase in transaction revenue from exchanges and Getaways was driven by an increase of 2.4% in average fee per Interval Network transaction, partly offset by a decline in transaction volume of 1.7%. Lower transaction volume is related in part to the shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity.

  •
  Lower membership fee revenue of $1.2 million in the year reflects the continued shift in the percentage mix of our membership base from traditional to corporate members as well as the impact of less favorable terms related to the multi-year renewal of certain large developer clients in the prior year taking effect in the current period. This was partly offset by the inclusion of the HRC business for a full year subsequent to its acquisition and the continued improvement in the member base penetration of our Platinum and Club Interval products.

  •
  Overall, Interval Network average revenue per member was $178.76 in 2015 and $179.73 on a constant currency basis, which was marginally lower when compared with average revenue per member of $180.55 in the prior year.

Vacation Ownership

        The increase of $65.1 million, or 49.7%, in segment revenue for 2015 reflects increases over the prior year of $29.6 million of incremental vacation ownership sales and financing revenue and $28.0 million in pass-through revenue, entirely related to the HVO acquisition, as well as $7.5 million in management fee revenue. The increase in management fee revenue is a result of incremental revenue from our HVO acquisition, partly offset by the foreign currency negative impact of translating the results of our European vacation ownership management businesses into U.S. dollars. This unfavorably impacted revenue by approximately $9.0 million in the current year, driven by the weakening of foreign currencies compared to the U.S. dollar. On a constant currency basis, total revenue and revenue excluding pass-through for this segment would have been $205.1 million and $147.6 million, respectively, increasing 56.6% and 45.4% over the prior year.

2014 compared to 2013

        Revenue for the year ended December 31, 2014 of $614.4 million increased $113.2 million, or 22.6%, compared to revenue of $501.2 million in 2013. Exchange and Rental segment revenue of $483.4 million increased $41.0 million, or 9.3%, and Vacation Ownership segment revenue of $131.0 million increased $72.1 million, or 122.6%, in the year compared to 2013.

Exchange and Rental

        Exchange and Rental segment revenue increased $41.0 million, or 9.3%, in 2014 compared to 2013. Excluding the impact of a $4.1 million correction of an immaterial prior period understatement of membership revenue recorded in the second quarter of 2013, Exchange and Rental revenue increased $45.1 million, or 10.3%, in 2014 compared to prior year. This increase of $45.1 million is primarily driven by higher rental management of $18.2 million and pass-through revenue of

$35.3 million, partially offset by lower membership fee revenue of $7.8 million, and lower transaction revenue of $0.5 million. This increase in segment revenue is primarily due to the following:

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

  •
  Lower membership fee revenue of $7.8 million in 2014 reflects the impact of less favorable membership fees associated with the multi-year renewals of several large corporate developer clients in the first quarter of 2014 when compared to prior arrangements, partially offset by a $0.6 million settlement of a previously reserved membership fee receivable and the inclusion of HVO's club business subsequent to its October 1, 2014 acquisition. Additionally, the period was negatively affected by the shift in the percentage mix of our membership base from traditional to corporate members. This impact has been partly mitigated by continued improvement in the member base penetration of our Platinum and Club Interval products.

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

  •
  Rental management income earned from managed hotel and condominium resort properties at Aqua-Aston increased $18.2 million, or 60.7%, in 2014, as a result of our acquisition of Aqua in December 2013.

  •
  Aqua-Aston RevPAR was $116.20, a decrease of 16.3% over prior year's Aston standalone results due to the inclusion of Aqua which operates at a lower RevPAR. Excluding Aqua, Aston RevPAR for 2014 of $129.17 was lower by 8.1% compared with RevPAR of $140.55 in the prior year as a result of newly-acquired rental management contracts on the mainland operating at a lower RevPAR. On a Hawaii-only basis, Aston's RevPAR decreased 2.3% to $143.31 in 2014 compared to the prior year.

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

Cost of Sales

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(Dollars in thousands)
Exchange and Rental
Exchange and rental expenses	$100,688	(0.4)%	$101,139	3.1%	$98,136
Pass-through expenses	94,311	14.0%	82,729	74.4%	47,426

Total Exchange and Rental cost of sales	194,999	6.1%	183,868	26.3%	145,562

Gross margin	61.1%	(1.4)%	62.0%	(7.7)%	67.1%
Gross margin without pass-through revenue/ expenses	75.3%	0.7%	74.8%	(0.5)%	75.2%
Vacation Ownership
Management, sales and financing expenses	64,277	25.7%	51,125	205.8%	16,717
Pass-through expenses	57,485	94.9%	29,488	71.1%	17,231

Total Vacation Ownership cost of sales	121,762	51.0%	80,613	137.5%	33,948

Total cost of sales	$316,761	19.8%	$264,481	47.3%	$179,510

Gross margin	37.9%	(1.4)%	38.5%	(9.1)%	42.3%
Gross margin without pass-through revenue/ expenses	53.6%	8.1%	49.6%	(17.0)%	59.8%
As a percentage of total revenue	45.4%	5.5%	43.0%	20.2%	35.8%
As a percentage of total revenue excluding pass-through revenue	58.1%	10.2%	52.7%	28.1%	41.1%
Gross margin	54.6%	(4.2)%	57.0%	(11.3)%	64.2%
Gross margin without pass-through revenue/ expenses	69.8%	0.1%	69.7%	(5.4)%	73.7%

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

2015 compared to 2014

        Cost of sales for the year ended December 31, 2015 increased $52.3 million from 2014, consisting of increases of $11.1 million from our Exchange and Rental segment and $41.1 million from our Vacation Ownership segment. Overall gross margin decreased by 237 basis points to 54.6% in the period compared to last year. The decrease in overall gross margin is due to the incremental gross profit contribution from our lower-margin Vacation Ownership segment relative to total ILG gross profit.

Exchange and Rental

        Gross margin for the Exchange and Rental segment in 2015 decreased 86 basis points to 61.1% when compared to the prior year. However, excluding the effect of pass-through revenue, gross margin of 75.3% in the year was higher by 51 basis points when compared to the prior year. Cost of sales for this segment rose $11.1 million, or 6.1%, from 2014 primarily resulting from $11.6 million of higher pass-through expenses at our rental management businesses and the inclusion of the HRC business. This change was partly offset by a decrease in call center costs.

Vacation Ownership

        The increase of $41.1 million in cost of sales from the Vacation Ownership segment was attributable to the incremental costs of $48.9 million resulting from our HVO acquisition. Of this amount, $30.0 million represented incremental HVO pass-through expenses. This increase was partly offset by lower cost of sales at our other vacation ownership management businesses in the period largely attributable to the foreign currency impact of translating the results of our European vacation ownership management businesses into U.S. dollars at end of period. This decreased cost of sales by approximately $5.0 million in the period on a constant currency basis.

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

        Gross margin of 37.9% for this segment decreased by 55 basis points when compared to the prior year. Excluding the effect of pass-through revenue, gross margin for this segment was 53.6% in the year compared with prior year gross margin of 49.6%. Gross margin (excluding pass-throughs) for this segment was impacted by a relative decrease in certain reported expenses compared to prior year, as well as a favorable contribution from HVO.

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

        Gross margin of 38.5% for this segment decreased by 384 basis points when compared to the prior year. Excluding the effect of pass-through revenue, gross margin for this segment was 49.6% in the current year compared to 59.8% last year largely resulting from the incremental gross profit contribution from VRI Europe and HVO relative to total segment gross profit. VRI Europe's business model generally differs from our other management businesses with respect to the fee structure. Our other management businesses charge the association or property owner a management fee that is separate from the association/owner payments to maintain the property, while also recording pass-through revenues and expenses relating to certain reimbursed compensation and other employee-related costs directly associated with managing properties. Typically, VRI Europe charges vacation owners directly an annual fee intended to cover property management, all resort operating costs and a management profit.

Selling and Marketing Expense

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(Dollars in thousands)
Exchange and Rental	$58,588	1.0%	$58,020	9.3%	$53,100
Vacation Ownership	12,449	246.3%	3,595	478.0%	622

Total selling and marketing expense	$71,037	15.3%	$61,615	14.7%	$53,722

As a percentage of total revenue	10.2%	1.6%	10.0%	(6.4)%	10.7%
As a percentage of total revenue excluding pass-through revenue	13.0%	6.1%	12.3%	(0.3)%	12.3%

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

2015 compared to 2014

        Selling and marketing expense in 2015 increased $9.4 million, or 15.3%, compared to 2014. Higher sales and marketing spend of $0.6 million in our Exchange and Rental segment is largely attributable to increased marketing fees related to developer contract renewals executed in 2014. The increase of $8.9 million in our Vacation Ownership segment principally pertains to a full year of incremental costs associated with our vacation ownership selling and marketing efforts subsequent to the acquisition of HVO.

        As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense increased 16 and 75 basis points, respectively, during the year compared to the prior year.

2014 compared to 2013

        Selling and marketing expense in 2014 increased $7.9 million, or 14.7%, compared to 2013. Higher sales and marketing spend of $4.9 million in our Exchange and Rental segment is attributable to increased marketing fees related to developer contract renewals during the year, partly offset by lower printing and postage costs associated with a revision to the distribution timing and format of Interval Network member publications, as well as lower sales commissions as compared to the prior year. The increase of $3.0 million in our Vacation Ownership segment pertains to incremental costs associated with our vacation ownership selling and marketing efforts subsequent to the acquisition of HVO in October 2014.

        As a percentage of total revenue and total revenue excluding pass-through revenue, sales and marketing expense decreased 70 and 4 basis points, respectively, during 2014 compared to the prior year.

General and Administrative Expense

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(Dollars in thousands)
General and administrative expense	$150,091	12.7%	$133,170	18.2%	$112,574
As a percentage of total revenue	21.5%	(0.7)%	21.7%	(3.5)%	22.5%
As a percentage of total revenue excluding pass-through revenue	27.5%	3.7%	26.5%	2.8%	25.8%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, as well as facilities costs, fees for professional services and other company-wide benefits.

2015 compared to 2014

        General and administrative expense in 2015 increased $16.9 million from 2014 predominately due to incremental expenses of $16.6 million from the inclusion of HVO in our results of operations for a full year. Additionally, excluding HVO, the change in general and administrative expense in the period was impacted by higher compensation and other employee-related costs of $3.4 million, as well as an increase in professional fees of $1.0 million primarily associated with Vistana acquisition related activities. This increase was partly offset by $2.2 million of lower restructuring expenses incurred in the prior year, a favorable $1.6 million change related to our estimated accrual for the European Union value added tax matter discussed in Note 16 accompanying our consolidated financial statements, and a $0.5 million legal settlement recorded in the prior year.

        The $3.4 million increase in overall compensation and other employee-related costs (excluding HVO) was primarily due to an increase of $1.4 million in non-cash compensation expense, a rise in health and welfare insurance expense of $0.7 million resulting from higher self-insured claim activity during the year, and higher salary and other employee-related costs.

        As a percentage of total revenue, general and administrative expense was consistent with the prior year. As a percentage of total revenue excluding pass-through revenue, general and administrative expense was higher by 99 basis points.

2014 compared to 2013

        General and administrative expense in 2014 increased $20.6 million from 2013 in large part due to incremental expenses of $9.5 million from the inclusion of our acquired businesses in our results of operations and higher professional fees of $3.8 million (excluding such incremental expenses from acquired businesses). Additionally, in 2014, we incurred $1.9 million of additional restructuring expenses, consisting mainly of estimated costs of exiting contractual commitments and costs associated with workforce reorganizations, an increase of $4.5 million in overall compensation and other employee related costs (excluding incremental expenses from acquired businesses), and an unfavorable year-over-year change of $0.7 million in our estimated accrual for European Union VAT, as well as certain other miscellaneous cost increases. These increases were partly offset by a favorable year-over-year change of $2.1 million related to the estimated fair value of contingent consideration for acquisitions.

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

        As a percentage of total revenue and total revenue excluding pass-through revenue, general and administrative expense decreased 80 basis points and increased 70 basis points, respectively, during 2014 compared to the prior year.

Amortization Expense of Intangibles

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(Dollars in thousands)
Amortization expense of intangibles	$13,954	13.4%	$12,301	51.2%	$8,133
As a percentage of total revenue	2.0%	(0.1)%	2.0%	23.4%	1.6%
As a percentage of total revenue excluding pass-through revenue	2.6%	4.4%	2.4%	31.5%	1.9%

2015 compared to 2014

        Amortization expense of intangibles for the year ended December 31, 2015 increased $1.7 million over 2014 due to incremental amortization expense pertaining to the HVO acquisition in October 2014.

2014 compared to 2013

        Amortization expense of intangibles for 2014 increased $4.2 million over 2013 due to incremental amortization expense pertaining to intangible assets of our acquired businesses.

Depreciation Expense

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(Dollars in thousands)
Depreciation expense	$17,449	11.1%	$15,712	8.1%	$14,531
As a percentage of total revenue	2.5%	(2.2)%	2.6%	(11.8)%	2.9%
As a percentage of total revenue excluding pass-through revenue	3.2%	2.2%	3.1%	(6.0)%	3.3%

2015 compared to 2014

        Depreciation expense for the year ended December 31, 2015 increased $1.7 million over the comparable 2014 period largely due to incremental depreciation expense related to fixed assets acquired as part of the HVO acquisition, in addition to other depreciable assets, primarily software and related IT hardware, being placed in service subsequent to December 31, 2014.

2014 compared to 2013

        Depreciation expense for 2014 increased $1.2 million over 2013 largely due to additional depreciable assets being placed in service subsequent to December 31, 2013, partly attributable to the inclusion of depreciable assets related to acquired businesses. These depreciable assets pertain primarily to software and related IT hardware.

Operating Income

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(Dollars in thousands)
Exchange and Rental	$120,166	2.7%	$116,965	(10.4)%	$130,564
Vacation Ownership	7,978	(21.2)%	10,129	364.4%	2,181

Total operating income	$128,144	0.8%	$127,094	(4.3)%	$132,745

As a percentage of total revenue	18.4%	(11.2)%	20.7%	(21.9)%	26.5%
As a percentage of total revenue excluding pass-through revenue	23.5%	(7.2)%	25.3%	(16.8)%	30.4%

2015 compared to 2014

        Operating income in 2015 was relatively in-line with 2014 and consisted of a $3.2 million increase from our Exchange and Rental segment, offset in part by a $2.2 million decrease from our Vacation Ownership segment. On a constant currency basis, operating income would have been $131.8 million, up 3.7% when compared to last year.

        Operating income for our Exchange and Rental segment increased $3.2 million to $120.2 million in the year compared to the prior year. The change in operating income was driven largely by the incremental contributions from our HRC business post-acquisition, together with stronger results from our rental business. These positive contributions were partly offset by higher operating expense items such as employee related costs (including higher health and welfare insurance expense), in addition to lower Interval Network membership fee revenue.

        The decrease in operating income of $2.2 million in our Vacation Ownership segment is due to $3.1 million of unfavorable foreign currency impact in the year from translating the results of our European vacation ownership management businesses into U.S. dollars. On a constant currency basis, operating income for this segment would have been $11.1 million, higher by 9.4% over prior year.

        Operating income in the period for our Vacation Ownership segment also reflects incremental depreciation and amortization expense of intangibles of $1.1 million related to our HVO acquisition, as well as the unfavorable impact of a purchase accounting treatment applicable to our acquisition of HVO whereby pre-acquisition deferred revenue and any related expenses have been re-measured as of the acquisition date. As it relates to our HVO transaction, this re-measurement resulted in less income being recognized during the year than would have otherwise been recognized on a historical basis. Consequently, we did not recognize a net contribution of approximately $1.2 million and $1.3 million in operating income for the years ended 2015 and 2014, respectively, due to this purchase accounting treatment.

2014 compared to 2013

        Operating income in 2014 decreased $5.7 million from 2013, consisting of a $13.6 million decrease from our Exchange and Rental segment, offset in part by a $7.9 million increase from our Vacation Ownership segment. Excluding the $3.5 million impact related to the prior period items recorded in the second quarter of 2013, operating income in 2014 decreased $2.2 million, or 1.7%.

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

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(Dollars in thousands)
Exchange and Rental	$156,310	3.2%	$151,508	(3.5)%	$157,080
Vacation Ownership	28,578	34.8%	21,197	131.3%	9,163

Total adjusted EBITDA	$184,888	7.1%	$172,705	3.9%	$166,243

As a percentage of total revenue	26.5%	(5.7)%	28.1%	(15.3)%	33.2%
As a percentage of total revenue excluding pass-through revenue	33.9%	(1.5)%	34.4%	(9.7)%	38.1%

2015 compared to 2014

        Adjusted EBITDA in 2015 increased by $12.2 million, or 7.1%, from 2014, consisting of increases of $7.4 million from our Vacation Ownership segment and $4.8 million from our Exchange and Rental segment. On a constant currency basis, adjusted EBITDA would have been $188.6 million, an increase of 9.2% over the prior year.

        Adjusted EBITDA of $156.3 million from our Exchange and Rental segment increased by $4.8 million, or 3.2%, compared to the prior year. The increase in adjusted EBITDA is a result of the incremental contributions from our recently acquired HRC business, together with lower call center related costs and a favorable $1.6 million change related to our estimated accrual for the European Union value added tax. This was partly offset, among other items, by membership fee revenue compression, and higher overall compensation and other employee-related costs partly attributable to a rise in health and welfare costs resulting from higher self-insured claim activity.

        Adjusted EBITDA from our Vacation Ownership segment increased by $7.4 million, or 34.8%, to $28.6 million in the year from $21.2 million last year. The growth in adjusted EBITDA in this segment reflects the incremental management and sales and financing activities from the full year inclusion of the HVO business. Of the incremental HVO contribution, we recognized a net $4.2 million increase in equity in earnings from unconsolidated entities, based on our definition of adjusted EBITDA, principally HVO's joint venture in Maui. The adjusted EBITDA increase was partly offset by approximately $3.1 million of unfavorable foreign currency impact in the period driven by the weakening of foreign currencies compared to the U.S. dollar. On a constant currency basis, adjusted EBITDA for this segment would have been $31.7 million, an increase of 49.5% over the prior year.

2014 Compared to 2013

        Adjusted EBITDA in 2014 increased by $6.5 million, or 3.9%, from 2013, consisting of a $12.0 million increase from our Vacation Ownership segment, offset in part by a $5.6 million decrease from our Exchange and Rental segment.

        Adjusted EBITDA of $151.5 million from our Exchange and Rental segment declined by $5.6 million, or 3.5%, compared to the prior year. The drop in adjusted EBITDA is mainly correlated with a decline in transaction revenue in the period, lower member related fees and reduced profitability resulting from securing multi-year renewals from several of our largest corporate developer clients as well as lower transaction volume overall. Transaction revenue was adversely affected in the period by the shift in percentage mix of the membership base from traditional to corporate, which reduced transaction propensity, coupled with a tightening in the availability of exchange and Getaway inventory mainly during the first quarter of 2014. Additionally, adjusted EBITDA in the period was unfavorably impacted by an increase in overall compensation and other employee-related costs partly attributable to a rise in health and welfare insurance costs resulting from higher self-insured claim activity when compared to last year. These items were partially offset by the incremental contribution from our recently acquired Aqua business, positive contributions from our E-Plus, Platinum, and Club Interval products, cost savings related to our call center and a revision to the distribution timing and format of Interval Network member publications.

        Adjusted EBITDA from our Vacation Ownership segment rose by $12.0 million, or 131.3%, to $21.2 million in 2014 from $9.2 million in the prior year. The growth in adjusted EBITDA in this segment is driven by the incremental contribution from our recently acquired businesses. Of this incremental contribution, we recognized $0.6 million in equity in earnings from unconsolidated entities, principally HVO's joint venture in Maui, Hawaii, which excludes $4.0 million of accumulated deferred revenue related to pre-construction sales that was recognized in the fourth quarter of 2014 upon receipt of its temporary certificate of occupancy.

Other Income (Expense), net

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(Dollars in thousands)
Interest income	$1,118	171.4%	$412	13.8%	$362
Interest expense	$(21,401)	199.4%	$(7,149)	15.8%	$(6,172)
Equity in earnings from unconsolidated entities	$4,916	6.2%	$4,630	NM	$—
Other income, net	$3,558	76.8%	$2,012	NM	$259

2015 compared to 2014

        Interest income increased $0.7 million in 2015 compared to 2014 due to a loan receivable issued in the fourth quarter of 2014, as described in Note 11 to our consolidated financial statements.

        Interest expense in the period relates to interest and amortization of debt costs on our amended and restated revolving credit facility and our $350 million senior notes issued in April of 2015. Higher interest expense in the year is primarily a function of our newly issued senior notes, which carry a higher interest rate than our revolving credit facility. Our senior notes were used to pay down our revolving credit facility in April 2015. Overall, we carried a higher average outstanding balance when compared to the prior year period primarily due to the funding of the HVO acquisition in the fourth quarter of 2014.

        Other income net primarily relates to net gains and losses on foreign currency exchange related to cash held by foreign subsidiaries in currencies other than their functional currency. Non-operating foreign exchange net gains were $3.8 million and $2.3 million for the year ended December 31, 2015 and 2014, respectively. The favorable fluctuations during these periods were primarily driven by U.S. dollar positions held at December 31, 2015 and 2014 affected by the stronger dollar compared to the Mexican and Colombian pesos.

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

Income Tax Provision

2015 compared to 2014

        For the years ended December 31, 2015 and 2014, ILG recorded income tax provisions for continuing operations of $41.1 million and $45.1 million, respectively, which represent effective tax rates of 35.3% and 35.5%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

        On November 18, 2015, the U.K. Finance (No.2) Act of 2015 was enacted, which further reduced the U.K. corporate income tax rate to 19% and 18% effective April 1, 2017 and April 1, 2020, respectively. The impact of these further rate reductions, recorded in the current reporting period, reduced our U.K. net deferred tax liability and decreased income tax expense, favorably impacting our effective tax rate. Going forward, the lower corporate tax rate will continue to decrease income tax expense and favorably impact our effective tax rate.

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

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2015, we had $93.1 million of cash and cash equivalents, including $76.1 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $54.1 million is held in foreign jurisdictions, principally the U.K. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Cash generated by operations is used as our primary source of liquidity. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela, Argentina, and Egypt, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the year ended December 31, 2015 and the respective cash balances were immaterial to our overall cash on hand.

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

Cash Flows Discussion

Operating Activities

        Net cash provided by operating activities increased to $142.7 million in 2015 from $110.7 million in 2014 which was up from $109.9 million in 2013. The increase of $32.1 million in 2015 from 2014 was principally due to lower income taxes paid of $20.0 million, lower payments of $11.9 million made in connection with long-term agreements, and higher net cash receipts due in part to the addition of HVO, partly offset by higher interest paid of $9.3 million.

        The increase of $0.8 million in 2014 from 2013 was principally due to higher net cash receipts, offset by higher payments of $13.2 million made in connection with long-term agreements, higher income taxes paid of $5.6 million, and higher interest paid of $1.2 million.

Investing Activities

        Net cash used in investing activities of $20.6 million in 2015 primarily related to capital expenditures of $20.3 million, mainly related to IT initiatives.

        In 2014, net cash used in investing activities of $258.3 million primarily related to the HVO acquisition, net of cash acquired, of $208.5 million, capital expenditures of $19.1 million primarily related to IT initiatives, funding of a loan to CLC of $15.1 million, purchases of trading investments of $10.7 million, and contributions to one of our joint ventures totaling $4.1 million. The purchases of trading investments represent mutual fund activity directed by participants in a deferred compensation plan offered by us. The mutual funds are held in a Rabbi trust.

        In 2013, net cash used in investing activities of $134.0 million primarily related to the VRI Europe and Aqua acquisitions, net of cash acquired, of $127.3 million, as well as the acquisition of certain rental management contracts and other assets by our exchange and rental segment, and capital expenditures of $14.7 million primarily related to IT initiatives, all partially offset by the early repayment of an existing loan receivable totaling $9.9 million.

Financing Activities

        Net cash used in financing activities of $102.5 million in 2015 primarily related to net principal payments of $413.0 million on our revolving credit facility, cash dividend payments of $27.6 million as well as cash dividend payments of $3.0 million to a noncontrolling interest, payments of debt issuance costs of $6.7 million related primarily to our issuance of senior notes and also to amendments to our Amended Credit Agreement, and withholding taxes on the vesting of restricted stock units of $4.3 million. These uses of cash were partially offset by the proceeds of the issuance of senior notes of $350 million, of which net proceeds were used to repay indebtedness outstanding on our revolving credit facility, excess tax benefits from stock-based awards and the proceeds from the exercise of stock options.

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

        On April 10, 2015, we entered into a third amendment to the Amended Credit Agreement which changed the leverage-based financial covenant from a maximum consolidated total leverage to EBITDA ratio of 3.5 to 1.0 to a maximum consolidated secured leverage to EBITDA ratio of 3.25 to 1.0. In addition, the amendment added an incurrence test requiring a maximum consolidated total leverage to EBITDA ratio of 4.5 to 1.0 on a pro forma basis in certain circumstances in which we make acquisitions or investments, incur additional indebtedness or make restricted payments. Also, the amendment added a new pricing level to the pricing grid for when the consolidated leverage to EBITDA ratio equals or exceeds 3.5 to 1.0. This pricing level is either LIBOR plus 2.5% or the base rate plus 1.5% and requires a commitment fee on undrawn amounts of 0.4% per annum. There were no other material changes under this amendment.

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

        As of December 31, 2015, borrowings outstanding under the revolving credit facility amounted to $75.0 million, with $516.4 million available to be drawn, net of any letters of credit. Borrowings outstanding as of December 31, 2015 reflect the paydown of our revolving credit facility with proceeds from our senior notes issued in April 2015.

Senior Notes

        On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting offering related expenses, were $343.1 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. As of December 31, 2015, total unamortized debt issuance costs pertaining to our senior notes were $6.3 million.

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

        The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within an amount that grows with our consolidated net income. We are in compliance with this covenant as of December 31, 2015. Additionally, the revolving credit facility requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated secured debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined in the amended credit agreement. As of December 31, 2015, the maximum consolidated secured leverage to EBITDA ratio is 3.25x and the minimum consolidated interest coverage ratio is 3.0x. As of December 31, 2015, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.44 and 9.10, respectively.

Free Cash Flow

        Free cash flow is a non-GAAP measure and is defined in "ILG's Principles of Financial Reporting." For the years ended December 31, 2015, 2014 and 2013, free cash flow was $122.4 million, $91.6 million and $95.2 million, respectively. The change is mainly a result of the variance in net cash provided by operating activities as discussed above.

Dividends and Share Repurchases

        In 2015, our Board of Directors declared and we paid quarterly dividend payments of $0.12 per share amounting to $6.9 million each quarter. For the year ended December 31, 2015, we paid $27.6 million in cash dividends. In February 2016, our Board of Directors declared a $0.12 per share dividend payable March 16, 2016 to shareholders of record on March 7, 2016.

        In 2014, our Board of Directors declared and we paid quarterly dividend payments of $0.11 per share amounting to $6.3 million each quarter. For the year ended December 31, 2014, we paid $25.2 million in cash dividends.

        Effective June 4, 2014, ILG's Board of Directors authorized a share repurchase program for up to $20.0 million, excluding commissions, of our outstanding common stock. In February 2015, ILG's Board of Directors increased the share repurchase authorization to a total of $25 million. Acquired shares of our common stock are held as treasury shares carried at cost on our consolidated financial statements. Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

        During the year ended December 31, 2014, we repurchased 0.7 million shares of common stock for $14.1 million, including commissions. As of December 31, 2015, the remaining availability for future repurchases of our common stock was $25.0 million. There were no repurchases of common stock during the year ended December 31, 2015.

Contractual Obligations and Commercial Commitments

        We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At December 31, 2015, guarantees, surety bonds and letters of credit totaled $88.7 million. The total includes a guarantee by us of up to $36.7 million of the construction loan for the Maui project. The total also includes maximum exposure under guarantees of $41.3 million, which primarily relates to the vacation rental business's hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the vacation rental business's management activities, entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

        In addition, certain of the vacation rental business's hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of December 31, 2015, future amounts are not expected to be significant, individually or in the aggregate. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of December 31, 2015, amounts pending reimbursements are not significant.

        As of December 31, 2015, our letters of credit totaled $8.6 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letter of credits provide alternate assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

        Contractual obligations and commercial commitments at December 31, 2015 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Up to 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Debt principal(a)	$425,000	$—	$—	$75,000	$350,000
Debt interest(a)	158,138	23,906	47,790	40,504	45,938
Purchase obligations and other commitments(b)	81,860	21,995	32,747	18,593	8,525
Operating leases	53,551	12,465	18,681	12,927	9,478

Total contractual obligations	$718,549	$58,366	$99,218	$147,024	$413,941

(a)
Debt principal and projected debt interest represent principal and interest to be paid on our revolving credit facility based on the balance outstanding as of December 31, 2015. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of December 31, 2015. Interest on the revolving credit facility is calculated using the prevailing rates as of December 31, 2015.

(b)
The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(c)	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Guarantees, surety bonds and letters of credit	$88,680	$65,122	$15,382	$8,134	$42

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

        Adjusted EBITDA is defined as EBITDA excluding without duplication, if applicable: (1) non-cash compensation expense, (2) goodwill and asset impairments, (3) acquisition related and restructuring costs, (4) other non-operating income and expense, (5) the impact of correcting a prior period item in fiscal year 2013, (6) the impact of the application of purchase accounting, (7) the deferral adjustment associated with percentage of completion accounting guidelines reflecting its impact on GAAP revenues and expenses, and (8) other special items.

        Adjusted net income is defined as net income attributable to common stockholders excluding, without duplication, (1) acquisition related and restructuring costs, (2) other non-operating foreign currency remeasurements, (3) correction of an immaterial prior period net understatement in the fiscal year 2013's financials, (4) the impact of the application of purchase accounting, and (5) other special items.

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

        Acquisition related and restructuring costs are transaction fees, costs incurred in connection with performing due diligence, subsequent adjustments to our initial estimate of contingent consideration obligations associated with business acquisitions, and other direct costs related to acquisition activities. Additionally, this item includes certain restructuring charges primarily related to workforce reductions, costs associated with integrating acquired businesses and estimated costs of exiting contractual commitments.

        Other non-operating income and expense consists principally of foreign currency translations of cash held in certain countries in currencies, principally U.S. dollars, other than their functional currency, in addition to any gains or losses on extinguishment of debt.

        Impact of the application of purchase accounting represents the difference between amounts derived from the fair value remeasurement of assets and liabilities acquired in a business combination versus the historical basis.

        Other special items consist of other items that we believe are not related to our core business operations. For the year ended December 31, 2015, such item relates to the settlement of a certain legal proceeding. For the year ended December 31, 2014, such item relates to the recognition of prior period (pre-acquisition) sales at the Hyatt Vacation Ownership business's Maui joint venture upon receiving the temporary certificate of occupancy in the fourth quarter of 2014.

RECONCILIATIONS OF NON-GAAP MEASURES

        The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments, and to net income attributable to common stockholders in total for the years ended December 31, 2015, 2014 and 2013 (in thousands). The noncontrolling interest relates primarily to the Vacation Ownership segment.

	Year Ended December 31, 2015
	Exchange and Rental	Vacation Ownership	Consolidated
Adjusted EBITDA	$156,310	$28,578	$184,888
Non-cash compensation expense	(10,735)	(2,735)	(13,470)
Other non-operating income (expense), net	3,666	(108)	3,558
Acquisition related and restructuring costs	(963)	(6,622)	(7,585)
Impact of purchase accounting	—	(1,150)	(1,150)
Other special items	(129)	(24)	(153)

EBITDA	148,149	17,939	166,088
Amortization expense of intangibles	(8,578)	(5,376)	(13,954)
Depreciation expense	(15,688)	(1,761)	(17,449)
Less: Net income attributable to noncontrolling interests	21	1,912	1,933
Equity in earnings from unconsolidated entities	(72)	(4,844)	(4,916)
Less: Other non-operating income (expense), net	(3,666)	108	(3,558)

Operating income	$120,166	$7,978	128,144

Interest income			1,118
Interest expense			(21,401)
Other non-operating income, net			3,558
Equity in earnings from unconsolidated entities			4,916
Income tax provision			(41,087)

Net income			75,248
Net income attributable to noncontrolling interests			(1,933)

Net income attributable to common stockholders			$73,315

	Year Ended December 31, 2014
	Exchange and Rental	Vacation Ownership	Consolidated
Adjusted EBITDA	$151,508	$21,197	$172,705
Non-cash compensation expense	(9,510)	(1,853)	(11,363)
Other non-operating income (expense), net	2,203	(191)	2,012
Acquisition related and restructuring costs	(2,693)	(4,365)	(7,058)
Impact of purchase accounting	(566)	(961)	(1,527)
Other special items	—	3,962	3,962

EBITDA	140,942	17,789	158,731
Amortization expense of intangibles	(7,058)	(5,243)	(12,301)
Depreciation expense	(14,683)	(1,029)	(15,712)
Less: Net income attributable to noncontrolling interests	31	2,987	3,018
Equity in earnings from unconsolidated entities	(64)	(4,566)	(4,630)
Less: Other non-operating income (expense), net	(2,203)	191	(2,012)

Operating income	$116,965	$10,129	127,094

Interest income			412
Interest expense			(7,149)
Other non-operating income, net			2,012
Equity in earnings from unconsolidated entities			4,630
Income tax provision			(45,051)

Net income			81,948
Net income attributable to noncontrolling interests			(3,018)

Net income attributable to common stockholders			$78,930

	Year Ended December 31, 2013
	Exchange and Rental	Vacation Ownership	Consolidated
Adjusted EBITDA	$157,080	$9,163	$166,243
Non-cash compensation expense	(9,741)	(687)	(10,428)
Other non-operating income (expense), net	427	(168)	259
Prior period item	3,496	—	3,496
Acquisition related and restructuring costs	(1,011)	(3,456)	(4,467)

EBITDA	150,251	4,852	155,103
Amortization expense of intangibles	(5,126)	(3,007)	(8,133)
Depreciation expense	(14,134)	(397)	(14,531)
Less: Net income attributable to noncontrolling interests	—	565	565
Less: Other non-operating income (expense), net	(427)	168	(259)

Operating income	$130,564	$2,181	132,745

Interest income			362
Interest expense			(6,172)
Other non-operating income, net			259
Income tax provision			(45,412)

Net income			81,782
Net income attributable to noncontrolling interests			(565)

Net income attributable to common stockholders			$81,217

        The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments for the quarters respective to years ended December 31, 2015 and 2014 (in thousands).

	Exchange and Rental
	Quarter Ended				Year Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
Revenue	$135,636	$124,597	$124,888	$116,223	$501,344
Cost of sales	51,224	49,518	47,569	46,688	194,999

Gross profit	84,412	75,079	77,319	69,535	306,345
Selling and marketing expense	15,321	15,528	14,570	13,169	58,588
General and administrative expense	26,075	25,931	26,284	25,035	103,325
Amortization expense of intangibles	2,155	2,155	2,155	2,113	8,578
Depreciation expense	3,826	3,896	3,958	4,008	15,688

Operating income	37,035	27,569	30,352	25,210	120,166
Amortization expense of intangibles	2,155	2,155	2,155	2,113	8,578
Depreciation expense	3,826	3,896	3,958	4,008	15,688
Equity in earnings of unconsolidated entities	15	16	23	18	72
Net income attributable to noncontrolling interests	(9)	(2)	(8)	(2)	(21)
Other non-operating income (expense), net	926	282	2,177	281	3,666

EBITDA	43,948	33,916	38,657	31,628	148,149
Non-cash compensation expense	2,748	2,654	2,660	2,673	10,735
Acquisition related and restructuring costs	102	67	195	599	963
Other special items	—	144	—	(15)	129
Less: Other non-operating income (expense), net	(926)	(282)	(2,177)	(281)	(3,666)

Adjusted EBITDA	$45,872	$36,499	$39,335	$34,604	$156,310

	Exchange and Rental
	Quarter Ended				Year Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Revenue	$130,088	$116,802	$120,217	$116,283	$483,390
Cost of sales	49,024	44,782	44,187	45,875	183,868

Gross profit	81,064	72,020	76,030	70,408	299,522
Selling and marketing expense	14,433	13,824	14,640	15,123	58,020
General and administrative expense	24,718	25,540	25,335	27,203	102,796
Amortization expense of intangibles	1,829	1,751	1,739	1,739	7,058
Depreciation expense	3,611	3,694	3,587	3,791	14,683

Operating income	36,473	27,211	30,729	22,552	116,965
Amortization expense of intangibles	1,829	1,751	1,739	1,739	7,058
Depreciation expense	3,611	3,694	3,587	3,791	14,683
Equity in earnings of unconsolidated entities	—	—	—	64	64
Net income attributable to noncontrolling interests	(18)	—	(9)	(4)	(31)
Other non-operating income (expense), net	17	(279)	535	1,930	2,203

EBITDA	41,912	32,377	36,582	30,072	140,942
Non-cash compensation expense	2,479	2,261	2,423	2,347	9,510
Acquisition related and restructuring costs	351	987	385	969	2,693
Impact of purchase accounting	—	—	—	566	566
Less: Other non-operating income (expense), net	(17)	279	(535)	(1,930)	(2,203)

Adjusted EBITDA	$44,724	$35,904	$38,854	$32,025	$151,508

	Vacation Ownership
	Quarter Ended				Year Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
Revenue	$48,916	$49,148	$49,152	$48,876	$196,092
Cost of sales	31,133	30,905	28,044	31,680	121,762

Gross profit	17,783	18,243	21,108	17,196	74,330
Selling and marketing expense	2,887	3,050	3,563	2,949	12,449
General and administrative expense	9,820	9,610	13,076	14,260	46,766
Amortization expense of intangibles	1,346	1,359	1,362	1,309	5,376
Depreciation expense	443	432	436	450	1,761

Operating income (loss)	3,287	3,792	2,671	(1,772)	7,978
Amortization expense of intangibles	1,346	1,359	1,362	1,309	5,376
Depreciation expense	443	432	436	450	1,761
Equity in earnings of unconsolidated entities	1,509	909	1,299	1,127	4,844
Net income attributable to noncontrolling interests	(518)	(484)	(581)	(329)	(1,912)
Other non-operating income (expense), net	(5)	(87)	20	(36)	(108)

EBITDA	6,062	5,921	5,207	749	17,939
Non-cash compensation expense	774	758	588	615	2,735
Acquisition related and restructuring costs	105	209	1,404	4,904	6,622
Other special items	—	27	—	(3)	24
Impact of purchase accounting	376	312	270	192	1,150
Less: Other non-operating income (expense), net	5	87	(20)	36	108

Adjusted EBITDA	$7,322	$7,314	$7,449	$6,493	$28,578

	Vacation Ownership
	Quarter Ended				Year Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Revenue	$26,953	$26,726	$26,466	$50,838	$130,983
Cost of sales	14,826	14,979	14,808	36,000	80,613

Gross profit	12,127	11,747	11,658	14,838	50,370
Selling and marketing expense	137	(16)	159	3,315	3,595
General and administrative expense	6,719	5,711	6,005	11,939	30,374
Amortization expense of intangibles	1,137	1,144	1,140	1,822	5,243
Depreciation expense	182	182	178	487	1,029

Operating income (loss)	3,952	4,726	4,176	(2,725)	10,129
Amortization expense of intangibles	1,137	1,144	1,140	1,822	5,243
Depreciation expense	182	182	178	487	1,029
Equity in earnings of unconsolidated entities	—	—	—	4,566	4,566
Net income attributable to noncontrolling interests	(961)	(1,034)	(800)	(192)	(2,987)
Other non-operating income (expense), net	(153)	(1)	(24)	(13)	(191)

EBITDA	4,157	5,017	4,670	3,945	17,789
Non-cash compensation expense	368	372	394	719	1,853
Acquisition related and restructuring costs	887	180	458	2,840	4,365
Other special items	—	—	—	(3,962)	(3,962)
Impact of purchase accounting	—	—	—	961	961
Less: Other non-operating income (expense), net	153	1	24	13	191

Adjusted EBITDA	$5,565	$5,570	$5,546	$4,516	$21,197

        The following tables present the inputs used to compute operating income and adjusted EBITDA margin for our operating segments for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Exchange and Rental
	Year Ended December 31,
	2015	2014	2013
Revenue	$501,344	$483,390	$442,389
Revenue excluding pass-through revenue	407,033	400,661	394,963
Revenue in constant currency	503,114	NA	NA
Operating income	120,166	116,965	130,564
Operating income in constant currency	120,670	NA	NA
Adjusted EBITDA	156,310	151,508	157,080
Adjusted EBITDA in constant currency	156,863	NA	NA
Margin computations
Operating income margin	24.0%	24.2%	29.5%
Operating income margin excluding pass-through revenue	29.5%	29.2%	33.1%
Operating income margin in constant currency	24.0%	NA	NA
Adjusted EBITDA margin	31.2%	31.3%	35.5%
Adjusted EBITDA margin excluding pass-through revenue	38.4%	37.8%	39.8%
Adjusted EBITDA margin in constant currency	31.2%	NA	NA

	Vacation Ownership
	Year Ended December 31,
	2015	2014	2013
Revenue	$196,092	$130,983	$58,826
Revenue excluding pass-through revenue	138,607	101,495	41,955
Revenue in constant currency	205,099	NA	NA
Operating income	7,978	10,129	2,181
Operating income in constant currency	11,081	NA	NA
Adjusted EBITDA	28,578	21,197	9,163
Adjusted EBITDA in constant currency	31,683	NA	NA
Margin computations
Operating income margin	4.1%	7.7%	3.7%
Operating income margin excluding pass-through revenue	5.8%	10.0%	5.2%
Operating income margin in constant currency	5.4%	NA	NA
Adjusted EBITDA margin	14.6%	16.2%	15.6%
Adjusted EBITDA margin excluding pass-through revenue	20.6%	20.9%	22.0%
Adjusted EBITDA margin in constant currency	15.4%	NA	NA

        The following table reconciles cash provided by operating activities to free cash flow for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$142,722	$110,658	$109,864
Less: Capital expenditures	(20,297)	(19,087)	(14,700)

Free cash flow	$122,425	$91,571	$95,164

        The following tables reconcile net income attributable to common stockholders to adjusted net income, and to adjusted earnings per share for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Year Ended December 31,
	2015	2014	2013
Net income attributable to common stockholders	$73,315	$78,930	$81,217
Prior period item	—	—	(3,496)
Acquisition related and restructuring costs	7,585	7,058	4,467
Other non-operating foreign currency remeasurements	(3,768)	(2,303)	(589)
Impact of purchase accounting	1,150	1,527	—
Other special items	153	(3,962)	—
Income tax impact on adjusting items(1)	(2,016)	(904)	(132)

Adjusted net income	$76,419	$80,346	$81,467

Earnings per share attributable to common stockholders:
Basic	$1.28	$1.38	$1.42
Diluted	$1.26	$1.36	$1.40
Adjusted earnings per share:
Basic	$1.33	$1.40	$1.42
Diluted	$1.32	$1.39	$1.41
Weighted average number of common stock outstanding:
Basic	57,400	57,343	57,243
Diluted	57,989	57,953	57,832

	Year Ended December 31,
	2015		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings per share	$1.28	$1.26	$1.38	$1.36	$1.42	$1.40
Prior period item	—	—	—	—	(0.06)	(0.06)
Acquisition related and restructuring costs	0.13	0.13	0.12	0.12	0.08	0.08
Other non-operating foreign currency remeasurements	(0.07)	(0.06)	(0.04)	(0.04)	(0.01)	(0.01)
Impact of purchase accounting	0.02	0.02	0.03	0.03	—	—
Other special items	—	—	(0.07)	(0.07)
Income tax impact of adjusting items(1)	(0.03)	(0.03)	(0.02)	(0.01)	(0.01)	(0.00)

Adjusted earnings per share	$1.33	$1.32	$1.40	$1.39	$1.42	$1.41

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

        Operating foreign currency exchange for the years ended December 31, 2015, 2014 and 2013 resulted in net gains of $0.2 and $0.4 million for the years ended December 31, 2015 and 2014 and in net losses of $0.1 million for the year ended December 31, 2013, attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency.

        Non-operating foreign currency exchange included a net gain of $3.8 million, $2.3 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, attributable to cash held in certain countries in currencies other than their functional currency. The favorable fluctuations for the years ended December 31, 2015 and 2014 were principally driven by U.S. dollar positions held at December 31, 2015 and 2014 affected by the stronger dollar compared to the Mexican peso and the Colombian peso. The favorable fluctuation for the year ended December 31, 2013 was principally driven by U.S. dollar positions held at December 31, 2013 affected by the stronger dollar compared to the Columbian peso and the Egyptian pound, partly offset by the weaker dollar compared to the British pound.

        Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the year ended December 31, 2015 would result in an approximate change to revenue of $6.8 million. There have been no material quantitative changes in market risk exposures since December 31, 2014.

Interest Rate Risk

        We are exposed to interest rate risk through borrowings under our amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement as of April 2015 is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.50%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.50%, in each case based on ILG's leverage ratio. As of December 31, 2015, the applicable margin was 2.25% per annum for LIBOR revolving loans and 1.25% per annum for Base Rate loans. During 2015, we had at least $70 million outstanding under our revolving credit facility; a 100 basis point change in interest rates would result in an approximate change to interest expense of $1.9 million for the current year. While we currently do not hedge our interest rate exposure, this risk is mitigated by the issuance of $350 million senior notes in April 2015 at a fixed rate of 5.625% as well as variable interest rates earned on our cash balances. The proceeds of the senior notes were used to pay down the revolving credit facility in April 2015.

Item 8.    Financial Statements and Supplementary Data

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Interval Leisure Group, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of Interval Leisure Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interval Leisure Group, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interval Leisure Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Certified Public Accountants

Miami, Florida
February 26, 2016

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$697,436	$614,373	$501,215
Cost of sales (exclusive of depreciation and amortization shown separately below)	316,761	264,481	179,510

Gross profit	380,675	349,892	321,705
Selling and marketing expense	71,037	61,615	53,722
General and administrative expense	150,091	133,170	112,574
Amortization expense of intangibles	13,954	12,301	8,133
Depreciation expense	17,449	15,712	14,531

Operating income	128,144	127,094	132,745
Other income (expense):
Interest income	1,118	412	362
Interest expense	(21,401)	(7,149)	(6,172)
Other income, net	3,558	2,012	259
Equity in earnings from unconsolidated entities	4,916	4,630	—

Total other expense, net	(11,809)	(95)	(5,551)

Earnings before income taxes and noncontrolling interests	116,335	126,999	127,194
Income tax provision	(41,087)	(45,051)	(45,412)

Net income	75,248	81,948	81,782
Net income attributable to noncontrolling interests	(1,933)	(3,018)	(565)

Net income attributable to common stockholders	$73,315	$78,930	$81,217

Earnings per share attributable to common stockholders:
Basic	$1.28	$1.38	$1.42
Diluted	$1.26	$1.36	$1.40
Weighted average number of shares of common stock outstanding:
Basic	57,400	57,343	57,243
Diluted	57,989	57,953	57,832
Dividends declared per share of common stock	$0.48	$0.44	$0.33

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$75,248	$81,948	$81,782
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10,781)	(11,725)	1,800

Total comprehensive income, net of tax	64,467	70,223	83,582

Less: Net income attributable to noncontrolling interests, net of tax	(1,933)	(3,018)	(565)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	1,769	2,322	(796)

Total comprehensive income attributable to noncontrolling interests	(164)	(696)	(1,361)

Comprehensive income attributable to common stockholders	$64,303	$69,527	$82,221

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$93,088	$80,493
Restricted cash and cash equivalents	16,638	19,984
Accounts receivable, net of allowance of $163 and $193, respectively	47,959	45,850
Vacation ownership mortgages receivable, net	5,913	7,169
Vacation ownership inventory	47,006	54,061
Deferred income taxes	—	16,441
Deferred membership costs	8,126	8,716
Prepaid income taxes	12,656	22,029
Prepaid expenses and other current assets	25,993	30,230

Total current assets	257,379	284,973
Vacation ownership mortgages receivable, net	26,325	29,333
Investments in unconsolidated entities	38,319	33,486
Property and equipment, net	91,482	86,601
Goodwill	561,413	562,250
Intangible assets, net	250,367	268,875
Deferred membership costs	9,830	10,948
Deferred income taxes	277	112
Other non-current assets	43,715	47,424

TOTAL ASSETS	$1,279,107	$1,324,002

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$35,998	$39,082
Deferred revenue	85,684	89,850
Accrued compensation and benefits	26,880	28,891
Member deposits	7,565	8,222
Accrued expenses and other current liabilities	55,858	47,923

Total current liabilities	211,985	213,968
Long-term debt	415,700	484,383
Other long-term liabilities	18,822	18,247
Deferred revenue	87,061	93,730
Deferred income taxes	79,420	92,869

Total liabilities	812,988	903,197

Redeemable noncontrolling interest	708	457
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $.01 par value; issued 59,853,933 and 59,463,200 shares, respectively	599	595
Treasury stock—2,363,324 shares at cost	(35,034)	(35,034)
Additional paid-in capital	214,089	201,834
Retained earnings	280,648	235,945
Accumulated other comprehensive loss	(28,309)	(19,297)

Total ILG stockholders' equity	431,993	384,043

Noncontrolling interests	33,418	36,305

Total equity	465,411	420,348

TOTAL LIABILITIES AND EQUITY	$1,279,107	$1,324,002

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

				Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
	Total Equity	Noncontrolling Interests	Total ILG Stockholders' Equity					Additional Paid-in Capital	Retained Earnings
				Amount	Shares	Amount	Shares
Balance as of December 31, 2012	$272,066	$—	$272,066	$586	58,553,265	$(20,913)	1,697,360	$182,131	$121,160	$(10,898)
Net income	81,782	565	81,217	—	—	—	—	—	81,217	—
Other comprehensive income, net of tax	1,800	796	1,004	—	—	—	—	—	—	1,004
Non-cash compensation expense	10,428	—	10,428	—	—	—	—	10,428	—	—
Issuance of noncontrolling interest from acquisition	31,347	31,347	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	889	—	889	—	51,821	—	—	889	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(5,234)	—	(5,234)	5	519,748	—	—	(5,239)	—	—
Change in excess tax benefits from stock-based awards	2,864	—	2,864	—	—	—	—	2,864	—	—
Deferred stock compensation	(475)	—	(475)	—	—	—	—	(475)	—	—
Dividends declared on common stock	(18,934)	—	(18,934)	—	—	—	—	508	(19,442)	—

Balance as of December 31, 2013	$376,533	$32,708	$343,825	$591	59,124,834	$(20,913)	1,697,360	$191,106	$182,935	$(9,894)
Net income	81,916	2,986	78,930	—	—	—	—	—	78,930	—
Other comprehensive loss, net of tax	(11,725)	(2,322)	(9,403)	—	—	—	—	—	—	(9,403)
Non-cash compensation expense	11,363	—	11,363	—	—	—	—	11,363	—	—
Acquisition of noncontrolling interests	3,327	3,327	—	—	—	—	—	—	—	—
Adjustment to noncontrolling interest from prior year acquisition	(394)	(394)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	341	—	341	—	15,629	—	—	341	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(3,941)	—	(3,941)	4	322,737	—	—	(3,945)	—	—
Change in excess tax benefits from stock-based awards	1,883	—	1,883	—	—	—	—	1,883	—	—
Deferred stock compensation	409	—	409	—	—	—	—	409	—	—
Dividends declared on common stock	(25,243)	—	(25,243)	—	—	—	—	677	(25,920)	—
Repurchases of common stock	(14,121)	—	(14,121)	—	—	(14,121)	665,964	—	—	—

Balance as of December 31, 2014	$420,348	$36,305	$384,043	$595	59,463,200	$(35,034)	2,363,324	$201,834	$235,945	$(19,297)
Net income	75,227	1,912	73,315	—	—	—	—	—	73,315	—
Other comprehensive loss, net of tax	(10,781)	(1,769)	(9,012)	—	—	—	—	—	—	(9,012)
Non-cash compensation expense	13,470	—	13,470	—	—	—	—	13,470	—	—
Dividends paid to noncontrolling interest	(3,030)	(3,030)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	221	—	221	—	11,084	—	—	221	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(4,333)	—	(4,333)	4	379,649	—	—	(4,337)	—	—
Change in excess tax benefits from stock-based awards	1,855	—	1,855	—	—	—	—	1,855	—	—
Deferred stock compensation	251	—	251	—	—	—	—	251	—	—
Cash dividends declared	(27,586)	—	(27,586)	—	—	—	—	795	(28,381)	—
Increase in redemption value of redeemable non-controlling interest	(231)	—	(231)	—	—	—	—	—	(231)	—

Balance as of December 31, 2015	$465,411	$33,418	$431,993	$599	59,853,933	$(35,034)	2,363,324	$214,089	$280,648	$(28,309)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$75,248	$81,948	$81,782
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	13,954	12,301	8,133
Amortization of debt issuance costs	1,534	830	783
Depreciation expense	17,449	15,712	14,531
Provision for loan losses	1,898	—	—
Non-cash compensation expense	13,470	11,363	10,428
Deferred income taxes	2,692	7,150	(1,569)
Equity in earnings from unconsolidated entities	(4,916)	(4,630)	—
Excess tax benefits from stock-based awards	(1,903)	(1,900)	(2,869)
Loss on disposal of property and equipment	233	18	191
Change in fair value of contingent consideration	—	(1,606)	485
Changes in operating assets and liabilities:
Restricted cash	3,346	(7,611)	(73)
Accounts receivable	(2,701)	2,906	(661)
Vacation ownership mortgages receivable	2,367	125	—
Vacation ownership inventory	7,055	1,742	—
Prepaid expenses and other current assets	4,216	5,877	5,512
Prepaid income taxes and income taxes payable	10,049	(10,407)	4,231
Accounts payable and other current liabilities	1,236	10,600	102
Payment of contingent consideration	—	(1,184)	—
Deferred revenue	(7,637)	(6,688)	(13,934)
Other, net	5,132	(5,888)	2,792

Net cash provided by operating activities	142,722	110,658	109,864

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(208,523)	(127,266)
Acquisition of assets	—	—	(1,952)
Contributions to investments in unconsolidated entities	69	(4,125)
Capital expenditures	(20,297)	(19,087)	(14,700)
Proceeds from disposal of property and equipment	—	—	10
Investment in financing receivables	(250)	(15,897)	—
Payments received on financing receivables	—	—	9,876
Purchases of trading investments	(127)	(10,667)	—
Other, net	(15)	—	—

Net cash used in investing activities	(20,620)	(258,299)	(134,032)

Cash flows from financing activities:
Proceeds from issuance of senior notes	350,000	—	—
Borrowings (payments) on revolving credit facility, net	(413,000)	235,000	(7,000)
Payments of debt issuance costs	(6,703)	(1,711)	—
Purchases of treasury stock	—	(14,121)	—
Dividend payments to stockholders	(27,586)	(25,243)	(18,934)
Dividend payments to noncontrolling interest	(3,030)	—	—
Payments of contingent consideration	—	(7,272)	—
Withholding taxes on vesting of restricted stock units	(4,333)	(3,943)	(5,234)
Proceeds from the exercise of stock options	221	341	835
Excess tax benefits from stock-based awards	1,903	1,900	2,869

Net cash provided by (used in) financing activities	(102,528)	184,951	(27,464)

Effect of exchange rate changes on cash and cash equivalents	(6,979)	(5,279)	(1,068)

Net increase (decrease) in cash and cash equivalents	12,595	32,031	(52,700)
Cash and cash equivalents at beginning of year	80,493	48,462	101,162

Cash and cash equivalents at end of year	$93,088	$80,493	$48,462

See Note 17 for supplemental cash flow information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

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

        The Exchange and Rental operating segment consists of Interval International (referred to as Interval), the Hyatt Residence Club, the Trading Places International (known as TPI) operated exchange business, and Aqua-Aston Holdings, Inc. (referred to as Aqua-Aston). The Vacation Ownership operating segment consists of the management related lines of business of Vacation Resorts International (or VRI), TPI, VRI Europe and HVO, as well as the HVO sales and financing of vacation ownership interests.

        On October 27, 2015, we entered into a merger agreement pursuant to which we will acquire the vacation ownership business of Starwood Hotels & Resorts Worldwide, Inc., or Starwood, to be known as Vistana Signature Experiences or Vistana. Upon closing, Starwood will spin-off Vistana to its stockholders then immediately following the spin-off Vistana will merge with a wholly owned subsidiary of ILG. In the merger, the Vistana common stock to which Starwood stockholders are entitled in the spin-off will automatically convert in to ILG common stock. At the close of the proposed transactions, Starwood stockholders will own approximately 55% of ILG common stock and ILG stockholders will own approximately 45% of ILG common stock, in each case, on a fully diluted basis.

Basis of Presentation

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of ILG, our wholly-owned subsidiaries, and companies in which we have a controlling interest, including variable interest

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

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

        Significant estimates underlying the accompanying consolidated financial statements include: the recovery of long-lived assets, vacation ownership inventory and goodwill and other intangible assets; purchase price allocations of business combinations; loan loss reserves for vacation ownership mortgages receivable; the determination of deferred income taxes including related valuation allowances; the determination of deferred revenue and deferred membership costs; and the determination of stock-based compensation. In the opinion of ILG's management, the assumptions underlying the historical consolidated financial statements of ILG and its subsidiaries are reasonable.

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

        Within our Vacation Ownership segment, our sales and financing business experiences a modest impact from seasonality, with higher sales volumes during the traditional vacation periods. Our vacation ownership management businesses by and large do not experience significant seasonality.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Exchange and Rental

        Revenue, net of sales incentives, from membership fees from our Exchange and Rental segment is deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight-line basis. When multiple member benefits and services are provided over the term of the membership, revenue is recognized for each separable deliverable ratably over the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

membership period, as applicable. Generally, memberships are cancelable and refundable on a pro-rata basis, with the exception of our Platinum tier which is non-refundable. Direct costs of acquiring members (primarily commissions) and certain direct fulfillment costs related to deferred membership revenue are also deferred and amortized on a straight-line basis over the terms of the applicable memberships or benefit period, whichever is shorter. The recognition of previously deferred revenue and expense is based on estimates derived from an aggregation of member-level data. However, in the fourth quarter of 2014 upon implementation of a proprietary IT platform, recognition of deferred membership revenue and expense on new memberships sold is at the individual member-level.

        Revenue from exchange and Getaway transactions is recognized when confirmation of the transaction is provided as the earnings process is complete. Reservation servicing revenue is recognized when the service is performed or on a straight-line basis over the applicable service period. All taxable revenue transactions are presented on a net-of-tax basis.

        Revenue from our vacation rental management businesses is comprised of base management fees which are typically either (i) fixed amounts, (ii) amounts based on a percentage of adjusted gross lodging revenue, or (iii) various revenue sharing arrangements with condominium owners based on stated formulas. Base management fees are recognized when earned in accordance with the terms of the contract. Incentive management fees for certain hotels and condominium resorts are generally a percentage of operating profits or improvement in operating profits. We recognize incentive management fees as earned throughout the incentive period based on actual results which are trued-up at the culmination of the incentive period. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. Service fee revenue is recognized when the service is provided.

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

Vacation Ownership

        The Vacation Ownership segment's revenue is derived principally from sales of vacation ownership interests (VOIs), fees for timeshare resort and homeowners' association management, and other management related services. Management fees in this segment consist of base management fees, service fees, and annual maintenance fees, as applicable.

        ILG recognizes revenue from sales of VOIs in accordance with Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) 970, Real Estate—General, and FASB ASC 978, Real Estate—Time-Sharing Activities. The stated sales price of the VOI is divided into separate revenue components, which include the revenue earned on the sale of the VOI and the revenue earned on the sales incentive given to the customer as motivation to purchase the VOI. ILG

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

offers several types of sales incentives, including Hyatt Gold Passport Points, free bonus week, down payment credits to buyers, and waiver of first year maintenance fees.

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

        The provision for loan losses is recorded as an adjustment to sales of VOIs in the accompanying consolidated income statements rather than as an adjustment to bad debt expense. ILG records an estimate of uncollectible amounts at the time of the interval sale. The amount of the provision for loan losses recorded within sales of vacation ownership intervals in the accompanying consolidated statement of income was $1.9 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively.

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

DECEMBER 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

change the total revenue recognized from a transaction or arrangement, but may impact the timing of revenue recognition.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.

Restricted Cash and Cash Equivalents

        Restricted cash and cash equivalents at December 31, 2015 and 2014 primarily includes maintenance fees, escrow deposits received on sales of VOI that are held in escrow until the applicable statutory rescission period has expired, the funds have been released from escrow and the deeding process has begun, as well as amounts held in trust and lock box accounts in connection with certain transactions related to management of vacation rental properties.

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

Vacation Ownership Inventory

        Inventory is composed of unsold vacation ownership intervals at our Hyatt-branded vacation ownership resorts. This inventory is carried at the lower of cost or market, based on relative sales value, less expected direct selling costs. Cost includes development, real estate, and content costs. Costs are allocated to units sold using the relative sales value method. This method calculates cost of sales as a percentage of projected gross sales using a cost-of-sales percentage, which is determined by dividing inventory cost into total estimated revenue projected for interval sales. Remaining inventory is a pool of costs that will be charged against future revenues.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        It is possible that future changes in our sales strategies or project development plans could have a material effect on the carrying value of inventory. Consequently, we monitor the carrying value of our inventory on a quarterly basis to ensure the inventory is stated at the lower of cost or market.

Vacation Ownership Mortgages Receivable and Allowance for Loan Losses

        Vacation ownership mortgages receivable consist of loans to eligible customers who purchase VOIs and choose to finance their purchase. These mortgage receivables are collateralized by the underlying VOI, generally bear interest at a fixed rate, have a typical term ranging from 5—10 years and are generally made available to customers who make a down payment on the purchase price within established credit guidelines.

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

Allowance for Loan Losses

        For originated loans, we record an estimate of uncollectability as a reduction of sales of VOIs in the accompanying consolidated statements of income at the time revenue is recognized on a VOI sale. We evaluate our originated loan portfolio collectively as they are largely homogeneous, smaller-balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgage receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

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

DECEMBER 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

DECEMBER 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

DECEMBER 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

DECEMBER 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Qualitative Assessment

        The qualitative assessment may be elected in any given year pursuant to ASC 350. Under this guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If entities determine, on the basis of qualitative factors, that it is more-likely-than-not (i.e., a likelihood of more than 50 percent) that the fair value of the reporting unit is below the carrying amount, the two-step impairment test would be required. The guidance also provides the option to skip the qualitative assessment in any given year and proceed directly with the two-step impairment test at our discretion.

        Our qualitative assessment is performed for the purpose of assessing whether events or circumstances have occurred in the intervening period between the date of our last two-step

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Indefinite-Lived Intangible Assets

        Our intangible assets with indefinite lives relate principally to trade names, trademarks and certain resort management contracts. Pursuant to ASC 350, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. Accordingly, we evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life. As of December 31, 2015, there have been no changes to the indefinite life determination pertaining to these intangible assets.

        In addition, an intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded. However, subsequent to the issuance of Accounting Standards Update (ASU) 2012-02 ("ASU 2012-02") in July 2012, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

"more-likely-than-not" threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset.

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

Advertising

        Advertising and promotional expenditures primarily include printing and postage costs of directories and magazines, promotions, tradeshows, agency fees, and related commissions. Direct-response advertising consists primarily of printing, postage, and freight costs related to our member resort directories. Advertising costs are expensed in the period incurred, except for magazine related costs that are expensed at time of mailing when the advertising takes place, and direct-response advertising, which are amortized ratably over the applicable period following the mailing of the directories.

        Advertising expense was $16.4 million, $15.6 million and $17.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, of which $2.7 million, $2.1 million and $4.1 million, respectively, pertained to expenses related to our direct-response advertising. As of December 31, 2015

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

and 2014, we had $4.3 million and $2.4 million, respectively, of capitalized advertising costs recorded in prepaid expenses and other current assets on our consolidated balance sheets.

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

        Transaction gains and losses arising from transactions and/or assets and liabilities denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of income. Operating foreign currency exchange attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency, primarily related to Euro denominated value added tax liabilities, resulted in net gains of $0.2 million for the year ended December 31, 2015, net gains of $0.4 million for the year ended December 31, 2014 and in a net loss of $0.1 million for the year ended December 31, 2013, which is included in general and administrative expenses. Non-operating foreign currency exchange included net gains of $3.8 million, $2.3 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, included in other income (expense) in the accompanying consolidated statements of income.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

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

        Management must make certain estimates and assumptions regarding stock awards that will ultimately vest, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date. Tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statements of income are reported as a component of financing cash flows. For the years ended December 31, 2015, 2014 and 2013, gross excess tax benefits from stock-based compensation reported as a component of financing cash flows were $1.9 million, $1.9 million and $2.9 million, respectively.

Earnings per Share

        Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of RSUs using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 0.2 million stock options and 0.3 million RSUs for the year ended December 31, 2015, 0.8 million stock options and 0.2 million RSUs for the year ended December 31, 2014 and 0.8 million stock options for the year ended December 31, 2013, as the effect of their inclusion would have been antidilutive to earnings per share.

        In connection with the spin-off, stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. As of December 31, 2015, there were no stock options outstanding, and as of December 31, 2014, 0.8 million of stock options remained outstanding.

        The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Basic weighted average shares of common stock outstanding	57,400	57,343	57,243
Net effect of common stock equivalents assumed to be vested related to RSUs	588	606	581
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	1	4	8

Diluted weighted average shares of common stock outstanding	57,989	57,953	57,832

Certain Risks and Concentrations

Geographic Risk

        In regards to our Exchange and Rental segment, a substantial percentage of the vacation ownership resorts in the Interval Network are located in Florida, Hawaii, Las Vegas, Mexico and Southern California, while the majority of the revenue from our vacation rental businesses is derived from vacation properties located in Hawaii. In regards to our Vacation Ownership segment, the largest concentration of revenue derived from the management of vacation ownership properties resides in Spain with regard to our VRI Europe business. From an ILG perspective, approximately $231.6 million, $211.1 million and $146.6 million of 2015, 2014 and 2013 revenue, respectively, (excluding pass-through revenue) was generated from travel to properties located in all of these locations, together with vacation ownership management services and sales and financing activities performed in these locations.

Business Risk

        ILG also depends on relationships with developers and vacation property owners, as well as third party service providers for processing certain fulfillment services. We do not consider our overall

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Other financial instruments that potentially subject ILG to concentration of credit risk consist primarily of cash and cash equivalents and restricted cash, which are maintained with high quality financial institutions. Financial instruments also contain secured loans that are recorded at the time of origination for the principal amount financed and are carried at amortized cost, net of any allowance for credit losses, as further discussed in Note 10.

Interest Rate Risk

        ILG is exposed to interest rate risk through borrowings under our amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.5%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.5%, in each case based on ILG's total leverage ratio.

Recent Accounting Pronouncements

        With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2015 that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

        In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the methods and impact of adopting the new leases standard on our consolidated financial statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10)," which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments in this update are effective for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. We are currently assessing the future impact of this new accounting standard update on our consolidated financial statements.

        In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The purpose of the ASU is to simplify the accounting for measurement-period adjustments related to business combinations. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period, in the reporting period in which the adjustment amounts are determined. The amendments in this update are effective for fiscal years beginning after December 31, 2015, including interim periods within the fiscal year and should be applied prospectively. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial statements; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

        In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers by one year the effective date of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. ASU 2014-09 supersedes revenue recognition requirements in Topic 605, "Revenue Recognition." The purpose of the ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would remove inconsistencies and weaknesses in revenue requirement; provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities and industries; provide more useful information to users of financial statements through improved disclosure requirements and to simplify the preparation of financial statements. Given the complexities of this new standard, we are unable to determine, at this time, whether adoption of this standard will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

        In April 2015, the FASB issued ASU 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The FASB amended its guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The guidance also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. Instead, entities will account for these arrangements as licenses of intangible assets. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We do not currently anticipate the adoption of this guidance will have a material impact on our

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

consolidated financial statements; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

        In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"). The amendments in this topic are intended to improve and simplify targeted areas of the consolidation guidance. ASU 2015-02 modifies the method for determining whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, it eliminates the presumption that a general partner should consolidate a limited partnership and impacts the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The ASU is effective for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years). Early adoption is permitted. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial statements; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

        In January 2015, the FASB issued ASU 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" ("ASU 2015-01"). ASU 2015-01 eliminates from generally accepted accounting principles (GAAP) the concept of extraordinary items as part of the FASB's initiative to reduce complexity in accounting standards (the Simplification Initiative). ASC 225-20 requires a reporting entity to separately classify, present and disclose extraordinary events and transactions if the event or transaction meets both of the following criteria for extraordinary item classification: unusual nature and infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, a reporting entity is required to segregate the extraordinary item from the results of ordinary operations and show them separately in the income statement, net of tax, after from income from continuing operations. Under ASU 2015-01, the concept of extraordinary item is eliminated from the ASC Master Glossary and replaced with definitions for infrequency of occurrence and unusual nature. The presentation and disclosure guidance in ASC 225-20 for items that are unusual in nature or incur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The ASU is effective for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years). A reporting entity may apply the amendments in the ASU prospectively and also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial statements; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

        In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15")." ASU 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. The ASU is effective for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years), with early adoption permitted. The

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

standard allows for either a full retrospective or modified retrospective transition method. We do not currently anticipate the adoption of this guidance will have a material impact on our disclosures.

        In June 2014, the FASB issued ASU 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period ("ASU 2014-12")." ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under ASU 2014-12. The ASU is effective for fiscal years beginning after December 15, 2015 (and interim periods within that period), with early adoption permitted. In addition, all entities will have the option of applying the guidance either prospectively (i.e. only to awards granted or modified on or after the effective date of the issue) or retrospectively. Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented (i.e., the earliest presented comparative period). We do not currently anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The FASB and the International Accounting Standards Board ("IASB") initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (i) remove inconsistencies and weaknesses in revenue requirements; (ii) provide a more robust framework for addressing revenue issues; (iii) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (iv) provide more useful information to users of financial statements through improved disclosure requirements; and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB amended the FASB Accounting Standards Codification ("Codification") and created a new Topic 606, Revenue from Contracts with Customers. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry specific guidance throughout the Industry Topics of the Codification. Additionally, ASU 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The ASU is effective for fiscal years beginning after December 15, 2017 (and interim periods within that period); early adoption is not permitted. Given the complexities of this new standard, we are unable to determine, at this time, whether adoption of this standard will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact, if any, of this new accounting update to our consolidated financial statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adopted Accounting Pronouncements

        In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. ASU 2015-17 is effective for public companies for fiscal years beginning after December 15, 2016 with early adoption permitted. ILG has elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2015. As a result, we have presented all deferred tax assets and related valuation allowances, and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2015, but have not reclassified current deferred tax assets and liabilities on our consolidated balance sheet as of December 31, 2014.

        In August 2015, the FASB issued ASU 2015-15, "Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," to clarify the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff noted that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU was effective upon issuance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In June 2015, the FASB issued ASU 2015-10, "Technical Corrections and Improvements." The purpose of this ASU is to clarify guidance, correct unintended application of guidance, or make minor improvements to guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments are intended to simplify guidance by making it easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. Transition guidance varies based on the amendments in this update. The amendments in this update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this update. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

DECEMBER 31, 2015

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

non-current assets and long-term debt on our consolidated balance sheet as of December 31, 2014 has been retrospectively adjusted by $3.6 million to effectuate the adoption of this ASU as described above.

        In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)" ("ASU 2014-08"). The amendments in ASU 2014-08 change the requirements for reporting and disclosing discontinued operations. Among other items, this new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and "represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results." The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The ASU is effective for fiscal years beginning after December 15, 2014 (and interim periods within those fiscal years), with early adoption permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In January 2014, the FASB issued ASU 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure" ("ASU 2014-04"). Current US GAAP requires a loan to be reclassified to Other Real Estate Owned ("OREO") upon a troubled debt restructuring that is "in substance a repossession or foreclosure," where the creditor receives "physical possession" of the debtor's assets regardless of whether formal foreclosure proceedings take place. The amendments in ASU 2014-04 clarify when an "in substance a repossession or foreclosure" and "physical possession" has occurred as these terms are not defined in US GAAP, in addition to requiring certain supplementary interim and annual disclosures. The ASU is effective for fiscal years beginning after December 15, 2014 (and interim periods within those fiscal years) and shall be applied prospectively, with early adoption permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

NOTE 3—BUSINESS COMBINATIONS

Vistana Pending Acquisition

        On October 27, 2015, we entered into an Agreement and Plan of Merger (Merger Agreement), with Starwood Hotels & Resorts Worldwide, Inc. (Starwood), Vistana Signature Experiences, Inc. (Vistana) and our newly formed subsidiary, pursuant to which we will acquire Vistana, the vacation ownership business of Starwood. Pursuant to ASC 805, we have identified ILG as the acquirer for purposes of applying the acquisition method of accounting. The acquisition will be effected through a "Reverse Morris Trust" structure, which means that Vistana will be spun-off to Starwood's shareholders pursuant to a Separation Agreement and then merged with our subsidiary with Vistana shareholders receiving stock of ILG. Vistana will be the surviving entity of the merger. Prior to the spin-off, a cash payment will be made to Starwood of approximately $132 million, subject to adjustment. In consideration for the sale of certain assets and liabilities related to the Vistana business to one or more ILG subsidiaries, ILG will make a cash payment equal to the fair market value of those assets and liabilities. If the purchase price of the assets exceeds the $132 million payment, as adjusted, Starwood will contribute the difference in cash to Vistana and if the $132 million payment, as adjusted, exceeds the purchase price of the assets, Vistana will distribute the difference to Starwood. Included in the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 3—BUSINESS COMBINATIONS (Continued)

assets being purchased by ILG and transferred to Vistana prior to the merger are the vacation ownership business and five hotels that are expected to be converted into vacation ownership properties over time. The combination will result in Starwood shareholders owning, at the closing, approximately 55% of the combined company on a fully diluted basis, with existing shareholders of ILG owning approximately 45% of the combined company. Completion of the merger, expected to occur during the second quarter of 2016, is subject to customary closing conditions, including regulatory and ILG shareholder approvals. Liberty Interactive Corp and certain of ILG's senior executives have entered into Voting and Support Agreements, which provide for them to vote in favor of the issuance of ILG shares pursuant to the merger. During the year ended December 31, 2015, we incurred approximately $7 million of transaction costs related to the Vistana pending acquisition.

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

        In connection with the transaction, Vistana will enter into an 80-year exclusive global license agreement for the use of the Westin and Sheraton brands in vacation ownership in addition to the non-exclusive license for the existing St. Regis and The Luxury Collection vacation ownership properties. Under the terms of the license agreement, Starwood will receive an annual base royalty fee of $30 million plus 2% of vacation ownership interest sales. Vistana will also enter into an agreement regarding its continued participation in the Starwood Preferred Guest loyalty program. Also, Starwood and ILG will enter into a Noncompetition Agreement that will restrict, for ten years, Starwood from competing with ILG's vacation ownership business and restrict ILG from competing with Starwood's hotel business, subject to specified exceptions.

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

HVO Acquisition

        On October 1, 2014, we completed the acquisition of Hyatt Residential Group, now operating as Hyatt Vacation Ownership or HVO, from wholly-owned subsidiaries of Hyatt Hotels Corporation. In connection with the acquisition, a subsidiary of ILG entered into a global Master License Agreement which provides for an exclusive license for use of the Hyatt® brand with respect to the shared ownership business in exchange for license fees. Additionally, in connection with the acquisition, we

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 3—BUSINESS COMBINATIONS (Continued)

have agreed to guarantee up to $36.7 million of the construction loan for the Maui project. The aggregate purchase price was approximately $218 million in cash, which was subject to final adjustment for working capital.

        As disclosed in our 2014 Annual Report on Form 10-K, the HVO acquisition was recorded on our consolidated balance sheet as of October 1, 2014 based upon estimated fair values as of such date. The results of operations related to this business are included in our consolidated statements of income since October 1, 2014 and within our Exchange and Rental and Vacation Ownership segments for segment reporting purposes on the basis of its respective business activities.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        Pursuant to FASB guidance as codified within ASC 350, goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date.

        As discussed in Note 15, "Segment Information," ILG reorganized its management reporting structure in the fourth quarter of 2014 resulting in the following two operating and reportable segments: Exchange and Rental and Vacation Ownership. As a result of the change in operating segments, ILG's reporting units were also reorganized. The Exchange and Rental, and Vacation Ownership operating segments each contain two reporting units as follows:

OPERATING SEGMENTS
Exchange and Rental	Vacation Ownership
Exchange reporting unit	VO management reporting unit
Rental reporting unit	VO sales and financing reporting unit

        The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill, for the years ended December 31, 2015 and 2014 (in thousands):

	Balance as of January 1, 2015	Additions	Deductions	Foreign Currency Translation	Goodwill Impairment	Balance as of December 31, 2015
Exchange	$495,748	$—	$—	$—	$—	$495,748
Rental	20,396	—	—	—	—	20,396
VO management	39,160	—	—	(837)	—	38,323
VO sales and financing	6,946	—	—	—	—	6,946

Total	$562,250	$0	$—	$(837)	$—	$561,413

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

	Balance as of January 1, 2014	Additions	Deductions	Foreign Currency Translation	Goodwill Impairment	Balance as of December 31, 2014
Exchange	$483,462	$12,286	$—	$—	—	$495,748
Rental	20,396	—	—	—	—	20,396
VO management	36,981	3,307	—	(1,128)	—	39,160
VO sales and financing	—	6,946	—	—	—	6,946

Total	$540,839	$22,539	$—	$(1,128)	$—	$562,250

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

        As of October 1, 2015, we assessed the carrying value of goodwill and other intangible assets of each of our four reporting units. We performed a qualitative assessment on our Exchange, Rental and VO Management reporting units for our 2015 annual test and concluded that it was more-likely-than-not that the fair value of each reporting exceeded its carrying value and, therefore, a two-step impairment test was not necessary. With regards to our VO Sales and Financing reporting unit, we elected to bypass the qualitative assessment and assessed the carrying value of goodwill pursuant to the two-step impairment approach. The first step of the impairment test concluded the carrying value of this reporting unit did not exceed its fair value; consequently, the second step of the impairment test was not necessary and goodwill was not determined to be impaired.

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

DECEMBER 31, 2015

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

        Accumulated historical goodwill impairment losses as of January 1, 2014 were $34.3 million which related to components within our Rental reporting unit. There have been no accumulated historical impairments of goodwill for any of our other reporting units through December 31, 2015.

Other Intangible Assets

        As of October 1, 2015, we performed a qualitative assessment on our indefinite-lived intangible assets and concluded that the likelihood of our indefinite-lived intangible assets being impaired was below the more-likely-than-not threshold stipulated in ASU 2012-02 and, therefore, calculating the fair value of these intangible assets was not warranted as of October 1, 2015.

        As of October 1, 2014, we performed a qualitative assessment on our indefinite-lived intangible assets and concluded that the likelihood of our indefinite-lived intangible assets being impaired was below the more-likely-than-not threshold stipulated in ASU 2012-02 and, therefore, calculating the fair value of these intangible assets was not warranted as of October 1, 2014.

        The balance of other intangible assets, net for the years ended December 31, 2015 and 2014 is as follows (in thousands):

	December 31,
	2015	2014
Intangible assets with indefinite lives	$127,345	$131,336
Intangible assets with definite lives, net	123,022	137,539

Total intangible assets, net	$250,367	$268,875

        The $4.0 million decrease in our indefinite-lived intangible assets during the year ended December 31, 2015 pertains to associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

        At December 31, 2015 and 2014, intangible assets with indefinite lives relate to the following (in thousands):

	December 31,
	2015	2014
Resort management contracts	$83,429	$87,420
Trade names and trademarks	43,916	43,916

Total	$127,345	$131,336

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        At December 31, 2015, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Life (Years)
Customer relationships	$168,400	$(131,710)	$36,690	20.8
Purchase agreements	75,879	(75,879)	—	—
Resort management contracts	129,168	(46,576)	82,592	13.7
Technology	25,076	(25,076)	—	—
Other	21,798	(18,058)	3,740	2.5

Total	$420,321	$(297,299)	$123,022

        At December 31, 2014, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Life (Years)
Customer relationships	$168,400	$(129,942)	$38,458	21.8
Purchase agreements	75,879	(75,443)	436	0.9
Resort management contracts	129,864	(36,790)	93,074	13.8
Technology	25,076	(25,076)	—	—
Other	21,815	(16,244)	5,571	3.4

Total	$421,034	$(283,495)	$137,539

        In accordance with our policy on the recoverability of long-lived assets, as further described in Note 2 of these consolidated financial statements, we review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (asset group) may be impaired. For the years ended December 31, 2015 and 2014, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test has not been warranted.

        Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $14.0 million, $12.3 million and $8.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Based on the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

December 31, 2015 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in thousands):

Year Ended December 31,
2016	$12,629
2017	11,396
2018	10,778
2019	10,047
2020	10,047
2021 and thereafter	68,125

$123,022

NOTE 5—VACATION OWNERSHIP INVENTORY

        As part of our acquisition of HVO on October 1, 2014, we acquired vacation ownership inventory which primarily consists of unsold VOIs that have completed the construction process and are available for sale in their current form. As of December 31, 2015 and 2014, vacation ownership inventory is comprised of the following (in thousands):

	December 31, 2015	December 31, 2014
Completed unsold VOIs	$46,379	$53,434
Land held for development	627	627

Total inventory	$47,006	$54,061

NOTE 6—VACATION OWNERSHIP MORTGAGES RECEIVABLE

        Vacation ownership mortgages receivable is comprised of various mortgage loans related to our financing of vacation ownership interval sales. As part of our acquisition of HVO on October 1, 2014, we acquired an existing portfolio of vacation ownership mortgages receivable. These loans are accounted for using the expected cash flows method of recognizing discount accretion based on the acquired loans' expected cash flows pursuant to ASC 310-30, "Loans acquired with deteriorated credit quality." At acquisition, we recorded these acquired loans at fair value, including a credit discount which is accreted as an adjustment to yield over the loan pools' estimate life. Originated loans as of December 31, 2015 and 2014 represent vacation ownership mortgages receivable originated by our Vacation Ownership operating segment, subsequent to the acquisition of HVO on October 1, 2014.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 6—VACATION OWNERSHIP MORTGAGES RECEIVABLE (Continued)

        Vacation ownership mortgages receivable balances as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Acquired vacation ownership mortgages receivables at various stated interest rates with varying payment through 2024 (see below)	$23,362	$33,953
Originated vacation ownership mortgages receivables at various stated interest rates with varying payment through 2025 (see below)	10,811	2,896
Less allowance for loan losses	(1,935)	(347)

Net vacation ownership mortgages receivable	$32,238	$36,502

        The fair value of these acquired loans of $37.5 million as of the HVO acquisition date (October 1, 2014) was determined by use of a discounted cash flow approach which calculates a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective loans, while considering anticipated defaults and early repayments determined based on historical experience. Consequently, the fair value of these acquired loans recorded on our consolidated balance sheet as of the acquisition date embeds an estimate for future loan losses which becomes the historical cost basis for that existing portfolio going forward. As of December 31, 2015 and 2014, the contractual outstanding balance of the acquired loans, which represents contractually-owned future principal amounts and accrued interest, was $25.8 million and $38.0 million, respectively.

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

Accretable Yield	Year Ended December 31, 2015
(In thousands)
Balance, beginning of period	$15,406
Accretion	(4,257)
Reclassification between nonaccretable difference	557

Balance, end of period	$11,706

Nonaccretable difference, end of period balance	$5,554

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 6—VACATION OWNERSHIP MORTGAGES RECEIVABLE (Continued)

        The table below presents a rollforward from October 1, 2014 (date of acquisition) of the accretable yield (interest income) expected to be earned related to our acquired loans, as well as the amount of non-accretable difference at the end of the period.

Accretable Yield	October 1, 2014 through December 31, 2014
Balance, beginning of period	$14,413
Accretion	(1,293)
Reclassification between nonaccretable difference	2,286

Balance, end of period	$15,406

Nonaccretable difference, end of period balance	$14,260

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

        Vacation ownership mortgages receivables as of December 31, 2015 are scheduled to mature as follows (in thousands):

	Vacation Ownership Mortgages Receivable
Twelve month period ending December 31,	Acquired loans	Originated loans	Total
2016	$5,313	$600	$5,913
2017	4,510	685	5,195
2018	3,665	745	4,410
2019	3,146	831	3,977
2020	3,217	925	4,142
2021 and thereafter	7,655	7,025	14,680

Total	27,506	10,811	38,317
Less: discount on acquired loans(1)	(4,144)	—	(4,144)
Less: allowance for losses	—	(1,935)	(1,935)

Net vacation ownership mortgages receivable	$23,362	$8,876	$32,238

Weighted average stated interest rate as of December 31, 2015	14.0%	13.9%
Range of stated interest rates as of December 31, 2015	12.5% to 17.9%	12.9% to 14.9%

(1)
The difference between the contractual principal amount of acquired loans of $27.5 million and the net carrying amount of $23.4 million as of December 31, 2015 is related to the application of ASC 310-30.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 6—VACATION OWNERSHIP MORTGAGES RECEIVABLE (Continued)

Collectability

        We assess our vacation ownership mortgages receivable portfolio of loans for collectability on an aggregate basis. Estimates of uncollectability pertaining to our originated loans are recorded as provisions in the vacation ownership mortgages receivable allowance for losses. For originated loans, we record an estimate of uncollectability as a reduction of sales of VOIs in the accompanying consolidated statements of income at the time revenue is recognized on a VOI sale. We evaluate our originated loan portfolio collectively as they are largely homogeneous, smaller-balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgages receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio. As of December 31, 2015 and 2014, allowance for losses of uncollectability of $1.9 million and $0.3 million, respectively was recorded to the vacation ownership mortgages receivable allowance for losses related solely to our originated loans.

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

        The weighted average FICO score within our acquired and originated loan pools was 703 and 716, respectively, at December 31, 2015 and 701 and 718, respectively at December 31, 2014, based upon the outstanding loan balance at time of origination. The average estimated rate for all future defaults for our outstanding pool of loans as of December 31, 2015 and 2014 was 10.9% and 11.2%, respectively.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 6—VACATION OWNERSHIP MORTGAGES RECEIVABLE (Continued)

        Our aged analysis of past-due vacation ownership mortgages receivable and the gross balance of vacation ownership mortgages receivable greater than 90 days past-due as of December 31, 2015 is as follows (in thousands):

	Vacation Ownership Mortgages Receivable
	Acquired loans	Originated loans	Total
Receivables past due	$1,046	$243	$1,289
Receivables greater than 90 days past due	$206	$27	$233

        Our aged analysis of past-due vacation ownership mortgages receivable and the gross balance of vacation ownership mortgages receivable greater than 90 days past-due as of December 31, 2014 is as follows (in thousands):

	Vacation Ownership Mortgages Receivable
	Acquired loans	Originated loans	Total
Receivables past due	$1,152	$149	$1,301
Receivables greater than 90 days past due	$148	$0	$148

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES

        Our investments in unconsolidated entities, recorded under the equity method of accounting in accordance with guidance in ASC 323, "Investments—Equity Method and Joint Ventures," primarily consists of an ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a vacation ownership resort in the state of Hawaii. This joint venture was acquired in connection with our acquisition of HVO and was recorded at fair value on the acquisition date. Our equity income from investments in unconsolidated entities, recorded in equity in earnings from unconsolidated entities in the accompanying consolidated statement of income, was $4.9 million for the year ended December 31, 2015.

        The ownership percentage of the Maui Timeshare Venture, LLC investment is 33.0% and ownership percentages of the other investments range from 25.0% to 43.3%. The carrying value of our investments in unconsolidated entities as of December 31, 2015 and 2014 is as follows:

	December 31, 2015	December 31, 2014
Maui Timeshare Venture, LLC	$37,762	$32,919
Other	557	567

Total	$38,319	$33,486

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 8—PROPERTY AND EQUIPMENT

        Property and equipment, net is as follows (in thousands):

	December 31,
	2015	2014
Computer equipment	$23,172	$21,389
Capitalized software (including internally-developed software)	108,614	97,561
Land, buildings and leasehold improvements	50,978	50,685
Furniture and other equipment	16,681	16,638
Projects in progress	18,729	10,581

	218,174	196,854
Less: accumulated depreciation and amortization	(126,692)	(110,253)

Total property and equipment, net	$91,482	$86,601

        Capitalized software, net of accumulated amortization, totaled $38.1 million and $34.1 million at December 31, 2015 and 2014, respectively, and is included in "Property and equipment, net" in the accompanying consolidated balance sheets. Depreciation expense for capitalized software recognized in our consolidated income statement for the years ended December 31, 2015, 2014 and 2013 was $11.7 million, $10.1 million and $9.3 million, respectively.

NOTE 9—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	December 31, 2015	December 31, 2014
Revolving credit facility (interest rate of 2.68% at December 31, 2015 and 1.92% at December 31, 2014)	$75,000	$488,000
5.625% senior notes	350,000	—
Unamortized debt issuance costs (revolving credit facility)	(3,015)	(3,617)
Unamortized debt issuance costs (senior notes)	(6,285)	—

Total long-term debt, net of unamortized debt issuance costs	$415,700	$484,383

Credit Facility

        In April 2014, we entered into the first amendment to the June 21, 2012 amended and restated credit agreement (collectively, the "Amended Credit Agreement") which increased the revolving credit facility from $500 million to $600 million, extended the maturity of the credit facility to April 8, 2019 and provided for certain other amendments to covenants. The terms related to interest rates and commitment fees remained unchanged. In November 2014, we entered into a second amendment which primarily provides for a second letter of credit issuer and certain other amendments to covenants. Under this amendment, the financial covenants, interest rates, commitment fees and other significant

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 9—LONG-TERM DEBT (Continued)

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

        As of December 31, 2015, there was $75.0 million outstanding. Any principal amounts outstanding under the revolving credit facility are due at maturity. As of December 31, 2015, the interest rate on the Amended Credit Agreement is based on (at our election) either LIBOR plus a predetermined margin that ranged from 1.25% to 2.5%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranged from 0.25% to 1.5%, in each case based on our consolidated total leverage ratio. As of December 31, 2015, the applicable margin was 2.25% per annum for LIBOR revolving loans and 1.25% per annum for Base Rate loans. As of December 31, 2015, the Amended Credit Agreement has a commitment fee on undrawn amounts that ranged from 0.25% to 0.40% per annum based on our leverage ratio and as of December 31, 2015 the commitment fee was 0.375%.

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

Senior Notes

        On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting offering related expenses, were $343.1 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. As of December 31, 2015, total unamortized debt issuance costs relating to these senior notes were $6.3 million, which are presented as a direct deduction from the principal amount. Interest on the senior notes is paid semi-annually in arrears on April 15 and October 15 of each year and the senior notes are fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries that are required to guarantee the Amended Credit Facility. Additionally, the voting stock of the issuer and the subsidiary guarantors is 100% owned by ILG. The senior notes are redeemable from April 15, 2018 at a redemption price starting at 104.219% which declines over time.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 9—LONG-TERM DEBT (Continued)

Restrictions and Covenants

        The senior notes and Amended Credit Agreement has various financial and operating covenants that place significant restrictions on us, including our ability to incur additional indebtedness, incur additional liens, issue redeemable stock and preferred stock, pay dividends or distributions or redeem or repurchase capital stock, prepay, redeem or repurchase debt, make loans and investments, enter into agreements that restrict distributions from our subsidiaries, sell assets and capital stock of our subsidiaries, enter into certain transactions with affiliates and consolidate or merge with or into or sell substantially all of our assets to another person.

        The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within an amount that grows with our consolidated net income. We are in compliance with this covenant as of December 31, 2015. In addition, the Amended Credit Agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined. We are also required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of December 31, 2015, the maximum consolidated secured leverage ratio was 3.25x and the minimum consolidated interest coverage ratio was 3.0x. As of December 31, 2015, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated secured leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 0.44 and 9.10, respectively.

Interest Expense and Debt Issuance Costs

        In connection with entering into the first amendment in April 2014, we carried over $2.5 million of unamortized debt issuance costs pertaining to our June 2012 Amended Credit Agreement and incurred and deferred an additional $1.7 million of debt issuance costs. As of December 31, 2015, total unamortized debt issuance costs were $9.3 million, net of $3.5 million of accumulated amortization. As of December 31, 2014, total unamortized debt issuance costs were $3.6 million, net of $2.0 million of accumulated amortization. Unamortized debt issuance costs are presented as a reduction of long-term debt in the accompanying consolidated balance sheets, pursuant to ASC 2015-03 as discussed in Note 2. Unamortized debt issuance costs are amortized to interest expense through the maturity date of our respective debt instruments using the effective interest method for those costs related to our senior notes, and on a straight-line basis for costs related to our Amended Credit Agreement. Interest expense for the years ended December 31, 2015, 2014 and 2013 was $21.4 million, $7.1 million, and $6.2 million, respectively, net of negligible capitalized interest relating to internally-developed software.

NOTE 10—FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

        The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the year ended December 31, 2015. Our financial instruments are detailed in the following table.

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$93,088	$93,088	$80,493	$80,493
Restricted cash and cash equivalents	16,638	16,638	19,984	19,984
Financing receivables	16,133	16,133	15,896	15,896
Vacation ownership mortgages receivable	32,238	33,573	36,502	37,624
Investment in marketable securities	11,392	11,392	11,368	11,368
Revolving credit facility(1)	(71,985)	(75,000)	(484,383)	(488,000)
Senior notes(1)	(343,715)	(348,250)	—	—

(1)
The carrying value of our revolving credit facility and senior notes include $3.0 million and $6.3 million of debt issuance costs, respectively, which are presented as a direct reduction of the corresponding liability.

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

        The financing receivables as of December 31, 2015 is presented in our consolidated balance sheet within other non-current assets and primarily pertains to a convertible secured loan to CLC that matures five years subsequent to the funding date with interest payable monthly. The CLC loan was funded in October of 2014. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion. The carrying value of the loan receivable approximates fair value through inputs inherent to the originating value of the loan, such as interest rates and ongoing credit risk accounted for through non-recurring adjustments for estimated credit losses as necessary (Level 2). The stated fixed interest rate on this loan is comparable to market rate. Interest is recognized within our "Interest income" line item in our consolidated statement of income for the year ended December 31, 2015.

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

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        Investments in marketable securities consists of marketable securities (mutual funds) related to a deferred compensation plan that is funded in a Rabbi trust as of December 31, 2015 and 2014 and classified as other noncurrent assets in the accompanying consolidated balance sheets. This deferred compensation plan was created and funded in connection with the HVO acquisition. Participants in the deferred compensation plan unilaterally determine how their compensation deferrals are invested within the confines of the Rabbi trust which holds the marketable securities. Consequently, management has designated these marketable securities as trading investments, as allowed by applicable accounting guidance, even though there is no intent by ILG to actively buy or sell securities with the objective of generating profits on short-term differences in market prices. These marketable securities are recorded at a fair value of $11.4 million as of December 31, 2015 based on quoted market prices in active markets for identical assets (Level 1). Unrealized trading losses of $0.1 million, and the offsetting employee compensation credit, are included within general and administrative expenses in the accompanying consolidated statements of income for the year ended December 31, 2015. See Note 12 for further discussion in regards to this deferred compensation plan.

        The carrying value of the outstanding balance under our $600 million revolving credit facility approximates fair value as of December 31, 2015 and 2014 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

NOTE 11—EQUITY

        ILG has 300 million authorized shares of common stock, par value of $.01 per share. At December 31, 2015, there were 59.9 million shares of ILG common stock issued, of which 57.5 million are outstanding with 2.4 million shares held as treasury stock. At December 31, 2014, there were 59.5 million shares of ILG common stock issued, of which 57.1 million were outstanding with 2.4 million shares held as treasury stock.

        ILG has 25 million authorized shares of preferred stock, par value $.01 per share, none of which are issued or outstanding as of December 31, 2015 and 2014. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences, and dividends.

Dividends Declared

        In 2015, our Board of Directors declared and we paid quarterly dividend payments of $0.12 per share of $6.9 million each quarter. For the year ended December 31, 2015, we paid $27.6 million in cash dividends. In February of 2016, our Board of Directors declared a $0.12 per share dividend payable March 16, 2016 to shareholders of record on March 7, 2016.

        In 2014, our Board of Directors declared and we paid quarterly dividend payments of $0.11 per share of $6.3 million each quarter. For the year ended December 31, 2014, we paid $25.2 million in cash dividends.

Stockholder Rights Plan

        In June 2009, ILG's Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a stockholders rights plan and declared a dividend of one right for each

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 11—EQUITY (Continued)

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

Share Repurchase Program

        Effective June 4, 2014, ILG's Board of Directors authorized a share repurchase program for up to $20.0 million, excluding commissions, of our outstanding common stock. In February 2015, ILG's Board of Directors increased the share repurchase authorization to a total of $25 million. Acquired shares of our common stock are held as treasury shares carried at cost on our consolidated financial statements. Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

        During the year ended December 31, 2014, we repurchased 0.7 million shares of common stock for $14.1 million, including commissions. As of December 31, 2015, the remaining availability for future repurchases of our common stock was $25.0 million. There were no repurchases of common stock during the year ended December 31, 2015.

Accumulated Other Comprehensive Loss

        Entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL, for ILG, including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the years ended December 31, 2015, 2014 and 2013, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments as disclosed in our accompanying consolidated statements of comprehensive income.

Noncontrolling Interests and Redeemable Noncontrolling Interest

Noncontrolling Interest—VRI Europe

        In connection with the VRI Europe transaction on November 4, 2013, CLC was issued a noncontrolling interest in VRI Europe representing 24.5% of the business, which was determined based on the purchase price paid by ILG for its 75.5% ownership interest as of the acquisition date. As of December 31, 2015 and 2014, this noncontrolling interest amounts to $31.3 million and $33.3 million, respectively, and is presented on our consolidated balance sheets as a component of equity. The change

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 11—EQUITY (Continued)

from December 31, 2014 to December 31, 2015 relates to the recognition of the noncontrolling interest holder's proportional share of VRI Europe's earnings and dividends, as well as the translation effect on the foreign currency based amount.

        The parties have agreed not to transfer their interests in VRI Europe or CLC's related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG's VRI Europe shares in connection with a sale of the entire CLC resort business subject to minimum returns and a preemptive right by ILG. As of December 31, 2015, there have been no changes in ILG's ownership interest percentage in VRI Europe.

        Additionally, in connection with this arrangement, ILG and CLC entered into a loan agreement whereby ILG has made available to CLC a convertible secured loan facility of $15.1 million that matures five years subsequent to the funding date with interest payable monthly. The loan was funded in October 2014. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion, which would allow for settlement of the loan in CLC's shares of VRI Europe for contractually determined equivalent value. ILG has the right to exercise this share option at any time prior to maturity of the loan; however, the equivalent value for these shares would be measured at a 20% premium to its acquisition date value. We have determined the value of this embedded derivative is not material to warrant bifurcating from the host instrument (loan) at this time.

Noncontrolling Interest—Hyatt Vacation Ownership

        In connection with the HVO acquisition on October 1, 2014, ILG assumed a noncontrolling interest in a joint venture entity, which we fully consolidate, formed for the purpose of developing and selling vacation ownership interests. The fair value of the noncontrolling interest at acquisition was determined based on the noncontrolling party's ownership interest applied against the fair value allocated to the respective joint venture entity. As of December 31, 2015 and 2014, this noncontrolling interest amounted to $2.0 million and $3.0 million, respectively, and is presented on our consolidated balance sheets as a component of equity.

Redeemable Noncontrolling Interest

        The redeemable noncontrolling interest is presented as temporary equity in the mezzanine section between liabilities and equity on our consolidated balance sheet. This interest represents a noncontrolling ownership in the parent company of our Aqua-Aston business.

        As of December 31, 2015, the estimated redemption value of this redeemable interest was higher than the current carrying value on our consolidated balance sheet. Consequently, pursuant to the applicable accounting guidance, we recorded an adjustment of $0.2 million to increase the balance of this noncontrolling interest for the year ended December 31, 2015.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 11—EQUITY (Continued)

        The balance of the redeemable noncontrolling interest as of December 31, 2015 and 2014 was $0.7 million and $0.5 million, respectively. Changes during the years then ended are as follows (in thousands):

	December 31,
	2015	2014
Balance, beginning of period	$457	$426
Increase in redemption value	231	—
Net income attributable to redeemable noncontrolling interest	20	31

Balance, end of period	$708	$457

NOTE 12—BENEFIT PLANS

        Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre-tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant's eligible earnings, subject to Internal Revenue Service ("IRS") restrictions. Matching contributions for the ILG plan were approximately $2.2 million, $1.8 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Matching contributions were invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan.

        Effective August 20, 2008, a deferred compensation plan (the "Director Plan") was established to provide non-employee directors of ILG an option to defer director fees on a tax-deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 52,902 share units were outstanding at December 31, 2015. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

        Effective October 1, 2014, a non-qualified deferred compensation plan (the "DCP") was established to allow certain eligible employees of ILG an option to defer compensation on a tax-deferred basis. The establishment of the DCP was intended to receive a transfer of deferred compensation liabilities in connection with the acquisition of HVO. Participants in the DCP are currently limited to certain HVO employees. These participants make an election prior to the first of each year to defer an amount of compensation payable for services to be rendered beginning in the next calendar year, or to receive distributions. Participants are fully vested in all amounts held in their individual accounts. The DCP is fully funded in a Rabbi trust. The Rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi trust are not available for general corporate purposes. Amounts in the Rabbi trust are invested in mutual funds, as selected by participants, which are designated as trading securities and carried at fair value. Subsequent to the

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 12—BENEFIT PLANS (Continued)

acquisition of HVO, there was a net transfer of $10.6 million into the Rabbi trust related to participants acquired with the acquisition. As of December 31, 2015 and 2014, the fair value of the investments in the Rabbi trust was $11.4, million which is recorded in other non-current assets with the corresponding deferred compensation liability recorded in other long-term liabilities in the consolidated balance sheets. We recorded an unrealized loss of $0.1 million and unrealized gains of $0.7 million related to the investment, and a credit/charge to compensation expense both within general and administrative expense, related to the increase in deferred compensation liabilities to reflect the DCP liability, for the years ended December 31, 2015 and 2014, respectively.

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

        Under the ILG 2013 Stock and Incentive Compensation Plan, the maximum aggregate number of shares of common stock reserved for issuance as of adoption is 4.1 million shares, less one share for every share granted under any prior plan after December 31, 2012. As of December 31, 2015, ILG has 2.3 million shares available for future issuance under the 2013 Stock and Incentive Compensation Plan.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 13—STOCK-BASED COMPENSATION (Continued)

        During 2015, 2014 and 2013, the Compensation Committee granted approximately 521,000, 692,000 and 689,000 RSUs, respectively, vesting over one to five years, to certain officers, employees and consultants of ILG and its subsidiaries. Of the RSUs granted in 2015, 2014 and 2013, approximately 105,000, 367,609 and 300,000 cliff vest in three years to five years and approximately 54,000, 202,000 and 58,000 of these RSUs, respectively, are subject to performance criteria that could result between 0% and 200% of these awards being earned either based on defined adjusted EBITDA or relative total shareholder return targets over the respective performance period, as specified in the award document.

        For the 2015, 2014 and 2013 RSUs subject to relative total shareholder return performance criteria, the number of RSUs that may ultimately be awarded depends on whether the market condition is achieved. We used a Monte Carlo simulation analysis to estimate a per unit grant date fair value of $40.71 for 2015, $36.90 for 2014 and $29.61 for 2013, for these performance based RSUs. This analysis estimates the total shareholder return ranking of ILG as of the grant date relative to two peer groups approved by the Compensation Committee, over the remaining performance period. The expected volatility of ILG's common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.

        Non-cash compensation expense related to RSUs for the years ended December 31, 2015, 2014 and 2013 was $13.5 million, $11.4 million and $10.4 million, respectively. At December 31, 2015, there was approximately $17.2 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 1.8 years.

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

DECEMBER 31, 2015

NOTE 13—STOCK-BASED COMPENSATION (Continued)

        Non-cash stock-based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of sales	$822	$724	$686
Selling and marketing expense	1,604	1,392	1,193
General and administrative expense	11,044	9,247	8,549

Non-cash compensation expense before income taxes	13,470	11,363	10,428
Income tax benefit	(5,195)	(4,330)	(3,960)

Non-cash compensation expense after income taxes	$8,275	$7,033	$6,468

        The following table summarizes RSU activity during the years ended December 31, 2013, 2014 and 2015:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested RSUs at December 31, 2012	1,569	13.29
Granted	713	20.83
Vested	(766)	12.16
Forfeited	(21)	17.85

Non-vested RSUs at December 31, 2013	1,495	17.33
Granted	726	23.99
Vested	(468)	16.27
Forfeited	(59)	24.01

Non-vested RSUs at December 31, 2014	1,694	20.23
Granted	568	25.64
Vested	(547)	17.34
Forfeited	(30)	21.98

Non-vested RSUs at December 31, 2015	1,685	$22.98

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 14—INCOME TAXES

        U.S. and foreign earnings from continuing operations before income taxes and noncontrolling interest are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S.	$90,939	$100,265	$112,620
Foreign	25,396	26,734	14,574

Total	$116,335	$126,999	$127,194

        The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current income tax provision
Federal	$29,148	$28,671	$38,832
State	5,592	5,400	3,808
Foreign	3,655	3,831	4,341

Current income tax provision	38,395	37,902	46,981

Deferred income tax provision (benefit)
Federal	698	3,609	(506)
State	778	914	(1,759)
Foreign	1,216	2,626	696

Deferred income tax provision (benefit)	2,692	7,149	(1,569)

Income tax provision	$41,087	$45,051	$45,412

        ILG records a deferred tax asset, or future tax benefit, based on the amount of non-cash compensation expense recognized in the financial statements for stock-based awards. For income tax purposes, ILG receives a tax deduction equal to the stock price on the vesting date of the stock-based awards. Upon vesting of these awards, the deferred tax assets are reversed, and the difference between the deferred tax asset and the realized income tax benefit creates an excess tax benefit or deficiency that increases or decreases the additional paid-in-capital pool ("APIC pool"). If the amount of future tax deficiencies is greater than the available APIC pool, ILG will record the deficiencies in excess of the APIC pool as income tax expense in its consolidated statements of income. During 2015, 2014 and 2013 net excess tax benefits associated with stock-based awards of approximately $1.9 million, $1.9 million and $2.9 million, respectively, were recorded as amounts credited to APIC.

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 14—INCOME TAXES (Continued)

below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2015	2014
Deferred tax assets:
Deferred revenue	$30,384	$34,278
Provision for accrued expenses	6,144	5,666
Non-cash compensation	8,159	6,552
Net operating loss and tax credit carryforwards	646	1,534
Other	1,601	916

Total deferred tax assets	46,934	48,946
Less valuation allowance	(247)	(234)

Net deferred tax assets	46,687	48,712

Deferred tax liabilities:
Intangible and other assets	(103,383)	(102,594)
Deferred membership costs	(6,165)	(6,951)
Property and equipment	(9,457)	(10,270)
Investments in unconsolidated entities	(3,359)	(2,594)
Installment sales of vacation ownership interests	(1,846)	(1,054)
Other	(1,620)	(1,565)

Total deferred tax liabilities	(125,830)	(125,028)

Net deferred tax liability	$(79,143)	$(76,316)

        At December 31, 2015 and 2014, ILG had foreign NOLs of approximately $2.8 million and $7.2 million, respectively, available to offset future income, virtually all of which can be carried forward indefinitely.

        A valuation allowance for deferred tax assets is provided when it is more likely than not that certain deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the history of taxable income in recent years, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies to make this assessment. During 2015, ILG's valuation allowance did not significantly change. At December 31, 2015, ILG had a valuation allowance of approximately $0.2 million related to the portion of foreign NOL carryforwards for which, more likely than not, the tax benefit will not be realized.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 14—INCOME TAXES (Continued)

        A reconciliation of total income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes and noncontrolling interest is shown as follows (in thousands, except percentages):

	Year Ended December 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Income tax provision at the federal statutory rate of 35%	$40,717	35.0	$44,450	35.0	$44,518	35.0
State income taxes, net of effect of federal tax benefit	4,140	3.5	4,104	3.2	1,332	1.1
Foreign income taxed at a different statutory tax rate	(4,049)	(3.5)	(3,048)	(2.4)	(1,240)	(1.0)
U.S. tax consequences of foreign operations	82	0.1	(47)	(0.0)	181	0.1
Other, net	197	0.2	(408)	(0.3)	621	0.5

Income tax provision	$41,087	35.3	$45,051	35.5	$45,412	35.7

        In accordance with ASC 740, no federal and state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $107.5 million at December 31, 2015. If, in the future, these earnings are repatriated to the U.S., or if ILG determines such earnings will be repatriated to the U.S. in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

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

	December 31,
	2015	2014	2013
Balance at beginning of year	$257	$509	$662
Additions for tax positions of prior years	311	33	1,167
Reductions for tax positions of prior years	—	—	(1,150)
Expiration of applicable statute of limitations	(119)	(285)	(170)

Balance at end of year	$449	$257	$509

        As of December 31, 2015, 2014 and 2013, ILG had unrecognized tax benefits of $0.4 million, $0.3 million and $0.5 million, respectively, which if recognized, would favorably affect the effective tax rate.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 14—INCOME TAXES (Continued)

        ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest during 2015, 2014 and 2013. During these periods, interest and penalties decreased by approximately $0.1 million, $0.1 million and $0.2 million, respectively, as a result of the expiration of the statute of limitations related to foreign taxes. At December 31, 2015, 2014 and 2013, ILG has accrued $0.2 million, $0.3 million and $0.4 million, respectively, for the payment of interest and, if applicable, penalties.

        ILG believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.3 million within twelve months of the current reporting date due primarily to the expiration of the statute of limitations related to state and foreign taxes and other tax credits. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

        ILG files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. As of December 31, 2015, no open tax years are currently under examination by the IRS or any material state and local jurisdictions.

        On November 18, 2015, the U.K. Finance (No.2) Act of 2015 was enacted, which further reduced the U.K. corporate income tax rate to 19% and 18% effective April 1, 2017 and April 1, 2020, respectively. The impact of these further rate reductions, recorded in the current reporting period, reduced our U.K. net deferred tax liability and decreased income tax expense, favorably impacting our effective tax rate. Going forward, the lower corporate tax rate will continue to decrease income tax expense and favorably impact our effective tax rate.

        The FASB issued ASU 2015-17, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. ILG has elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2015. There was no impact on our results of operations as a result of the adoption of ASU 2015-17. See Note 2 for further discussion.

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

DECEMBER 31, 2015

NOTE 15—SEGMENT INFORMATION (Continued)

Ownership segment engages in the management, sales, marketing, financing, and development of vacation ownership interests and related services to owners and associations.

        ILG provides certain corporate functions that benefit the organization as whole. Such corporate functions include corporate services relating to oversight, accounting, legal, treasury, tax, internal audit, human resources, and certain IT functions. Historically most of these costs have been borne by the Interval business. Beginning in the fourth quarter of 2014, costs relating to such corporate functions that are not directly cross-charged to individual businesses are being allocated to our two operating and reportable segments based on a pre-determined measure of profitability relative to total ILG. All such allocations relate only to general and administrative expenses. The consolidated statements of income are not impacted by this cross-segment allocation. Consequently, for comparative purposes, we have recasted our segment results for 2015, 2014 and 2013 to include such corporate allocations.

        Information on reportable segments and reconciliation to consolidated operating income is presented below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Exchange and Rental
Member and other revenue	$356,649	$352,513	$365,007
Rental management revenue	50,384	48,148	29,956
Pass-through revenues	94,311	82,729	47,426

Total revenues	501,344	483,390	442,389
Cost of sales	194,999	183,868	145,562

Gross profit	306,345	299,522	296,827
Selling and marketing expense	58,588	58,020	53,100
General and administrative expense	103,325	102,796	93,903
Amortization expense of intangibles	8,578	7,058	5,126
Depreciation expense	15,688	14,683	14,134

Segment operating income	$120,166	$116,965	$130,564

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 15—SEGMENT INFORMATION (Continued)

	Year Ended December 31,
	2015	2014	2013
Vacation Ownership
Management fee revenue	$99,566	$92,017	$41,595
Vacation ownership sales and financing revenue	39,041	9,478	—
Pass-through revenue	57,485	29,488	17,231

Total revenue	196,092	130,983	58,826
Cost of sales	121,762	80,613	33,948

Gross profit	74,330	50,370	24,878
Selling and marketing expense	12,449	3,595	622
General and administrative expense	46,766	30,374	18,671
Amortization expense of intangibles	5,376	5,243	3,007
Depreciation expense	1,761	1,029	397

Segment operating income	$7,978	$10,129	$2,181

	Year Ended December 31,
	2015	2014	2013
Consolidated
Revenue	$697,436	$614,373	$501,215
Cost of sales	316,761	264,481	179,510

Gross profit	380,675	349,892	321,705
Direct segment operating expenses	252,531	222,798	188,960

Operating income	$128,144	$127,094	$132,745

        Selected financial information by reportable segment is presented below (in thousands):

	December 31,
	2015	2014
Total Assets:
Exchange and Rental	$905,021	$928,081
Vacation Ownership	374,086	395,921

Total	$1,279,107	$1,324,002

	Year Ended December 31,
	2015	2014	2013
Capital expenditures
Exchange and Rental	$16,046	$18,008	$14,361
Vacation Ownership	4,251	1,079	339

Total	$20,297	$19,087	$14,700

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 15—SEGMENT INFORMATION (Continued)

Geographic Information

        We conduct operations through offices in the U.S. and 15 other countries. For the years ended December 31, 2015, 2014 and 2013 revenue is sourced from over 100 countries worldwide. Other than the United States and Europe, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Revenue:
United States	$577,052	$483,007	$404,886
Europe	68,237	73,119	34,306
All other countries(1)	52,147	58,247	62,023

Total	$697,436	$614,373	$501,215

(1)
Includes countries within the following continents: Africa, Asia, Australia, North America and South America.

	December 31,
	2015	2014
Long-lived assets (excluding goodwill and intangible assets):
United States	$86,813	$81,291
Europe	4,335	4,884
All other countries	334	426

Total	$91,482	$86,601

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

DECEMBER 31, 2015

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

Lease Commitments

        ILG leases office space, computers and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. We account for leases under ASC Topic 840, "Leases" ("ASC 840").

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2016	$12,465
2017	10,407
2018	8,274
2019	6,794
2020	6,133
Thereafter through 2021	9,478

Total	$53,551

        Expense charged to operations under these agreements was $12.1 million, $12.7 million and $11.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Lease expense is recognized on a straight-line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

        Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. The following table summarizes these items, on an undiscounted basis, at December 31, 2015 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

Years Ending December 31,	Total	2016	2017	2018	2019	2020	Thereafter
	(Dollars in thousands)
Debt principal	$425,000	$—	$—	$—	$75,000	$—	$350,000
Debt interest (projected)	158,138	23,906	23,895	23,895	20,817	19,687	45,938
Guarantees, surety bonds, and letters of credit	88,680	65,122	7,894	7,488	6,511	1,623	42
Purchase obligations and other commitments	81,860	21,995	22,583	10,164	9,601	8,992	8,525

Total commitments	$753,678	$111,023	$54,372	$41,547	$111,929	$30,302	$404,505

        At December 31, 2015, guarantees, surety bonds and letters of credit totaled $88.7 million, with the highest annual amount of $65.1 million occurring in year one. The total includes a guarantee by us of up to $36.7 million of the construction loan for the Maui project. The total also includes maximum exposure under guarantees of $41.3 million which primarily relates to our Exchange and Rental

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

segment's rental management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the segment's management activities that are entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other party. In addition, certain of our rental management agreements provide that owners receive specified percentages of the rental revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retain the balance (if any) as its fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of December 31, 2015, future amounts are not expected to be significant either individually or in the aggregate.

        Additionally, as of December 31, 2015, our letters of credit totaled $8.6 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letter of credits provide alternate assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

        The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of December 31, 2015, amounts pending reimbursements are not significant.

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

        As of December 31, 2015 and December 31, 2014, ILG had an accrual of $0.4 million and $2.3 million, respectively, representing accrued VAT liabilities, net of any VAT reclaim refund receivable related to this matter. The net change of $2.0 million in the accrual from December 31, 2014 primarily relates to a decrease in the change in estimate primarily to update the periods for which the accrued VAT liabilities are due, and the resolution with the respective taxing authority of a specific methodology that is to be utilized, as well as the effect of foreign currency remeasurements. Changes in estimates resulted in favorable adjustments of $2.1 million, $0.7 million and $1.1 million to our consolidated statements of income for the years ended December 31, 2015, 2014 and 2013, respectively.

        Because of the uncertainty surrounding the ultimate outcome and settlement of these VAT liabilities, it is reasonably possible that future costs to settle these VAT liabilities as of December 31, 2015 may range from $0.4 million up to approximately $0.8 million based on year-end exchange rates. ILG believes that the $0.4 million accrual at December 31, 2015 is our best estimate of probable future

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

obligations for the settlement of these VAT liabilities. The difference between the probable and reasonably possible amounts is primarily attributable to the assessment of certain potential penalties.

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash paid during the period for:
Interest, net of amounts capitalized	$15,408	$6,376	$5,358
Income taxes, net of refunds	$28,313	$48,309	$42,750
Non-cash financing activity:
Issuance of noncontrolling interest in connection with an acquisition	$—	$—	$31,347

NOTE 18—RELATED PARTY TRANSACTIONS

Agreements with Liberty

        In connection with the transactions contemplated by the Merger Agreement and Separation Agreement, ILG and Liberty Interactive Corp. agreed to amend and restate that certain Spinco Agreement, dated May 13, 2008, by and among Liberty, certain affiliates of Liberty and IAC/InterActive Corp., as subsequently assigned to ILG on August 20, 2008. This amended agreement provides that, at the closing of the Vistana transaction, Liberty will be entitled to appoint two directors to the Board (rather than the three designees Liberty currently has the right to appoint). So long as Liberty continues to beneficially own at least 10% of ILG's common stock, Liberty will have the right to nominate a proportionate number of directors to ILG's board of directors. The amended agreement restricts Liberty and its affiliates from acquiring in excess of 35% of ILG's outstanding shares of common stock without ILG's consent.

        The amended agreement with Liberty, and the respective rights and obligations thereunder, will terminate if Liberty's beneficial ownership falls below 10% of ILG's outstanding equity, unless Liberty's ownership was reduced below 10% not in conjunction with Liberty transferring its shares. In that event, Liberty's rights will terminate three years from the date of the amended agreement.

        Also in connection with the transactions contemplated by the Merger Agreement and Separation Agreement, ILG and Liberty agreed to amend and restate that certain registration rights agreement, dated as of August 20, 2008, by and among ILG, Liberty and an affiliate of Liberty. The Amended Registration Rights Agreement provides Liberty with four demand registration rights and sets the aggregate offering price threshold for any demand registration statement at $50 million. Pursuant to the Amended Registration Rights Agreement, ILG must prepare a demand registration statement requested by Liberty no earlier than upon termination of the Merger Agreement or sixty days following the consummation of the transactions contemplated by the Merger Agreement. For the year ended December 31, 2015, we have incurred approximately $7 million of transaction costs related to this pending acquisition.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

NOTE 18—RELATED PARTY TRANSACTIONS (Continued)

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

        During the year ended December 31, 2015, VRI Europe recorded $0.6 million and $2.6 million of income and expense, respectively, in shared services with CLC, which is included within our Vacation Ownership segment. Additionally, we recorded $0.6 million of Exchange and Rental revenue in 2015 related to membership enrollments and sales of marketing materials. As of December 31, 2015, we had a trade payable of less than $0.1 million due to CLC, and a receivable of $0.5 million due from CLC.

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

        As of December 31, 2015 and 2014, we had a loan of $15.1 million due from CLC. The loan is secured and matures five years subsequent to the funding date with a fixed interest rate payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion, which would allow for settlement of the loan in CLC's shares of VRI Europe for contractually determined equivalent value. The funding of this loan was in October 2014. We recorded interest income of $0.9 million and $0.2 million in the consolidated statement of income for the years ended December 31, 2015 and 2014.

Maui Timeshare Venture

        In connection with the acquisition of HVO in October of 2014, we acquired a noncontrolling ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a vacation ownership resort in the state of Hawaii.

        During the year ended December 31, 2015, we recorded revenue of $21.8 million from this joint venture related primarily to resort management and vacation ownership sales and marketing services performed on behalf of the joint venture pursuant to contractual arrangements at market rates. As of December 31, 2015, we had a trade payable of $0.3 million due to the joint venture and a receivable of $0.4 million owed from the joint venture.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2015

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

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except for share data)
2015
Revenue	$184,552	$173,745	$174,040	$165,099
Gross profit	102,195	93,322	98,427	86,731
Operating income	40,322	31,361	33,023	23,438
Net income attributable to common stockholders	25,262	16,641	19,100	12,312
Earnings per share attributable to common stockholders(1):
Basic	0.44	0.29	0.33	0.21
Diluted	0.44	0.29	0.33	0.21
2014
Revenue	$157,041	$143,528	$146,683	$167,121
Gross profit	93,191	83,767	87,688	85,246
Operating income	40,425	31,937	34,905	19,827
Net income attributable to common stockholders	23,715	18,360	21,295	15,560
Earnings per share attributable to common stockholders(1):
Basic	0.41	0.32	0.37	0.27
Diluted	0.41	0.32	0.37	0.27

(1)
For the years ended December 31, 2015 and 2014, per share amounts for the quarters may not add to the annual amount because of rounding and differences in the average common shares outstanding during each period.

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the "2013 framework"). In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2015, our internal control over financial reporting is effective based on the criteria established in the 2013 framework.

        The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their attestation report, included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Interval Leisure Group, Inc. and subsidiaries

        We have audited Interval Leisure Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Interval Leisure Group, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Interval Leisure Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interval Leisure Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of Interval Leisure Group, Inc. and subsidiaries and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Certified Public Accountants

Miami, Florida
February 26, 2016

Item 9B.    Other Information.

        None.

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to ILG's definitive Proxy Statement to be used in connection with its 2016 Annual Meeting of Stockholders, or the 2016 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to directors of ILG and the compliance of our directors and executive officers with Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2016 Proxy Statement and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the section entitled "Corporate Governance" in the 2016 Proxy Statement and is incorporated herein by reference. We have included information regarding our executive officers and our Code of Ethics below.

Item 11.    Executive Compensation.

        The information required by Item 402 of Regulation S-K is set forth in the sections entitled "Executive Compensation," "Compensation Discussion and Analysis" and "Director Compensation" in the 2016 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K is set forth in the sections entitled: "Committees of the Board of Directors," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," respectively, in the 2016 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information regarding ownership of ILG common stock, and securities authorized for issuance under ILG's equity compensation plans, is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information regarding certain relationships and related transactions with ILG and director independence is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information regarding the fees and services of ILG's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to ILG by such firm is set forth in the section entitled "Independent Registered Public Accountants' Fees" in the 2016 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

        The following information about ILG's executive officers and certain other key personnel is as of February 25, 2016.

        Craig M. Nash, age 62, has served as President and Chief Executive Officer of ILG since May 2008 and as Chairman of the Board of ILG since August 2008 and served as President of Interval from August 1989 until September 2014. Prior to assuming this role, Mr. Nash served in a series of increasingly significant roles with Interval, including as General Counsel. Mr. Nash joined Interval in 1982. Mr. Nash serves on the Board of Directors of the American Resort Development Association and is also a member of its Executive Committee.

        Jeanette E. Marbert, age 59, has served as a Director of ILG since February 2015, as Chief Operating Officer of ILG since August 2008 and as Executive Vice President since June 2009. She has served in such capacity for Interval since June 1999. Prior to her tenure as Chief Operating Officer, Ms. Marbert served as General Counsel of Interval from 1994 to 1999. Ms. Marbert joined Interval in 1984.

        William L. Harvey, age 59, has served as Chief Financial Officer of ILG since August 2008 and as Executive Vice President since June 2009. Prior to joining ILG in June 2008, Mr. Harvey served as the Chief Financial Officer for TrialGraphix, Inc., a Miami-based litigation support firm from August 2006 through November 2007. Between June 2003 and July 2006, Mr. Harvey served as a Vice President at LNR Property Corporation, a Miami-based diversified real estate and finance company, managing various financial and accounting units. From September 1992 through February 2003, Mr. Harvey served as the Executive Vice President and Chief Financial Officer of Pan Am International Flight Academy, Inc., a private provider of flight training services. Mr. Harvey is a registered CPA who began his professional career at Deloitte & Touche and was a partner in their Miami office prior to September 1992. Prior to June 2014, Mr. Harvey was a member of the Board of Directors of Summit Financial Services Group, Inc. and chair of the audit committee.

        Victoria J. Kincke, age 60, has served as Secretary of ILG since May 2008 and as Senior Vice President and General Counsel of ILG since August 2008 and has served as Senior Vice President and General Counsel of Interval since May 2005. Prior to this time, Ms. Kincke served as General Counsel of Interval from July 1999. Ms. Kincke joined Interval in 1997.

        John A. Galea, age 60, has served as Chief Accounting Officer of ILG since August 2008 and as Senior Vice President and Treasurer of ILG since June 2009. He has served as Chief Financial Officer for Interval since October 2006. Prior to this appointment, Mr. Galea served as Interval's Vice President and Chief Accounting Officer from January 2004. Mr. Galea joined Interval in 2000 as its Vice President, Accounting and Corporate Controller.

        David C. Gilbert, age 61, has served as President of Interval International since September 2014. Mr. Gilbert originally joined Interval in 1987 and was most recently Executive Vice President of Resort Sales and Marketing. Mr. Gilbert is a trustee of ARDA, the ARDA International Foundation, and the Caribbean Hotel and Tourism Association Education Foundation.

        John Burlingame, age 60, has served as President of the Hyatt Vacation Ownership business since its acquisition in October 2014. Mr. Burlingame served as the Global Head-Residential Development for Hyatt Hotels Corporation until October 2014. Mr. Burlingame has served on the board of directors of the American Resort Development Association (ARDA) for over 14 years and was a member of ARDA's Executive Committee for eight years. Mr. Burlingame served as ARDA's Chairman from May 2003 through May 2005. Mr. Burlingame is also a Trustee of the Aquila Three Peaks High Income Fund and the Aquila Three Peaks Opportunity Growth Fund and was a consulting editor for the Handbook of Real Estate Portfolio Management.

        Kelvin M. Bloom, age 56, has served as President of Aqua-Aston Holdings, Inc. since December 2013. Mr. Bloom has served as CEO for Aqua-Aston Hospitality, LLC for over 15 years, and also served as President of Aqua-Aston Hospitality, LLC until March 2014. Prior to joining Aston, Mr. Bloom served as founding President of Castle Resorts & Hotels and Chief Operating Officer of The Castle Group. Mr. Bloom serves on the board of directors of Waikiki Improvement Association and previously served on the board of the Hawaii Tourism Authority.

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
List of documents filed as part of this Report:

(1)
Consolidated Financial Statements of ILG

      Report of Independent Registered Public Accounting Firm.

      Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013.

      Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013.

      Consolidated Balance Sheets as of December 31, 2015 and 2014.

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013.

      Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2016.

INTERVAL LEISURE GROUP, INC.
By:	/s/ CRAIG M. NASH Craig M. Nash Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG M. NASH Craig M. Nash	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
/s/ WILLIAM L. HARVEY William L. Harvey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2016
/s/ JOHN A. GALEA John A. Galea	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016
/s/ DAVID FLOWERS David Flowers	Director	February 26, 2016
/s/ VICTORIA L. FREED Victoria L. Freed	Director	February 26, 2016
/s/ CHAD HOLLINGSWORTH Chad Hollingsworth	Director	February 26, 2016
/s/ GARY S. HOWARD Gary S. Howard	Director	February 26, 2016

Signature	Title	Date

/s/ LEWIS J. KORMAN Lewis J. Korman	Director	February 26, 2016
/s/ THOMAS J. KUHN Thomas J. Kuhn	Director	February 26, 2016
/s/ JEANETTE E. MARBERT Jeanette E. Marbert	Executive Vice President, Chief Operating Officer and Director	February 26, 2016
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Director	February 26, 2016
/s/ THOMAS P. MURPHY, JR. Thomas P. Murphy, Jr.	Director	February 26, 2016
/s/ AVY H. STEIN Avy H. Stein	Director	February 26, 2016

INDEX TO EXHIBITS

Exhibit	Description	Incorporated By Reference Location
2.1	Business Transfer Deed, dated August 3, 2013, among CLC Resort Management Limited, Gorvines Limited, VRI Europe Limited and the other parties thereto	ILG's Quarterly Report on Form 10-Q filed on November 5, 2013

2.2	Equity Interest Purchase Agreement, dated May 6, 2014 among Hyatt Corporation, HTS-Aspen, L.L.C., S.O.I. Acquisition Corp. and Interval Leisure Group.	ILG's Quarterly Report on Form 10-Q filed on August 6, 2014

2.3	Agreement and Plan of Merger, dated as of October 27, 2015, by and among Interval Leisure Group, Inc., Iris Merger Sub, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.	Exhibit 2.1 to the Current Report on Form 8-K filed by Starwood Hotels & Resorts Worldwide, Inc. on November 3, 2015

2.4	Separation Agreement, dated as of October 27, 2015, by and among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.	Exhibit 2.2 to the Current Report on Form 8-K filed by Starwood Hotels & Resorts Worldwide, Inc. on November 3, 2015

3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	ILG's Current Report on Form 8-K filed on August 25, 2008

3.2	Fourth Amended and Restated By-laws of Interval Leisure Group, Inc.	ILG's Current Report on Form 8-K filed on December 12, 2014

3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	ILG's Quarterly Report on Form 10-Q filed on August 11, 2009

4.1	Rights Agreement dated as of June 10, 2009, between Interval Leisure Group, Inc. and the Bank of New York Mellon, as Rights Agent, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C	ILG's Current Report on Form 8-K filed on June 11, 2009

4.2	Indenture, dated April 10, 2015, among Interval Acquisition Corp., Interval Leisure Group, Inc., the other Guarantors party thereto and HSBC Bank USA, National Association	ILG's Current Report on Form 8-K filed on April 10, 2015

Exhibit	Description	Incorporated By Reference Location
4.3	Registration Rights Agreement among Interval Acquisition Corp., Interval Leisure Group, Inc., the other Guarantors party thereto, and Wells Fargo Securities, LLC, dated April 10, 2015	ILG's Current Report on Form 8-K filed on April 10, 2015

4.4	Form of 5.625% Senior Note due 2023	Exhibit A to Exhibit 4.2 hereof

10.1	Tax Sharing Agreement among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	ILG's Current Report on Form 8-K filed on August 25, 2008

10.2	Employee Matters Agreement among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	ILG's Current Report on Form 8-K filed on August 25, 2008

10.3	ILG Spinco Agreement, dated as of October 27, 2015, by and among Interval Leisure Group, Inc., Liberty Interactive Corporation and Liberty USA Holding, LLC	ILG's Quarterly Report on Form 10-Q filed on November 11, 2015

10.4	Employment Agreement between Interval Leisure Group, Inc. and Craig M. Nash, dated as of July 31, 2008†	ILG's Registration Statement on Form S-1 (File No. 333-152699)

10.5	Employment Agreement between Interval Leisure Group, Inc. and Jeanette E. Marbert, dated as of July 31, 2008†	ILG's Registration Statement on Form S-1 (File No. 333-152699).

10.6	Severance Agreement between Interval Acquisition Corp. and John A. Galea, dated as of July 31, 2008†	ILG's Registration Statement on Form S-1 (File No. 333-152699)

10.7	Severance Agreement between Interval Acquisition Corp. and Victoria J. Kincke, dated as of July 31, 2008†	ILG's Registration Statement on Form S-1 (File No. 333-152699)

10.8	Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan, as amended†	ILG's Annual Report on Form 10-K filed on March 31, 2009

10.9	Amended and Restated Lease Agreement between Guilford Development Group, L.L.C. and Interval International, Inc., dated as of September 30, 2015	ILG's Quarterly Report on Form 10-Q filed on November 11, 2015

10.10	Deferred Compensation Plan for Non-Employee Directors†	ILG's Registration Statement on Form S-1 (File No. 333-152699)

10.11	Registration Rights Agreement, dated as of October 27, 2015, among Interval Leisure Group, Inc., Liberty Interactive Corporation and Liberty USA Holdings, LLC	ILG's Quarterly Report on Form 10-Q filed on August 6, 2015

Exhibit	Description	Incorporated By Reference Location
10.12	Employment Agreement between Interval Leisure Group, Inc. and William L. Harvey, dated as of August 25, 2008†	ILG's Current Report on Form 8-K filed on August 25, 2008

10.13	Form of Amendment to Employment Agreement between the Registrant and each of Craig M. Nash, Jeanette E. Marbert and William L. Harvey†	ILG's Current Report on Form 8-K filed on January 5, 2009

10.14	Form of Terms and Conditions of Annual Vesting Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan†	ILG's Quarterly Report on Form 10-Q filed on May 14, 2009

10.15	Form of Terms and Conditions of Cliff Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan†	ILG's Quarterly Report on Form 10-Q filed on May 14, 2009

10.16	Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Craig M. Nash†	ILG's Current Report on Form 8-K filed on June 19, 2009

10.17	Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Jeanette E. Marbert†	ILG's Current Report on Form 8-K filed on June 19, 2009

10.18	Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and William L. Harvey†	ILG's Current Report on Form 8-K filed on June 19, 2009

10.19	Form of Terms and Conditions of Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan.†	ILG's Current Report on Form 8-K filed on March 8, 2011

10.20	Form of Terms and Conditions of TSR Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan.†	ILG's Annual Report on Form 10-K filed on March 9, 2012

Exhibit	Description	Incorporated By Reference Location
10.21	Amended and Restated Credit Agreement among Interval Acquisition Corp, as Borrower, Interval Leisure Group, Inc., Certain Subsidiaries of the Borrower, as Guarantors, The Lenders Party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent; Bank of America, N.A., PNC Bank, National Association, and SunTrust Bank, each as a Syndication Agent; Fifth Third Bank, KeyBank National Association, and Union Bank, N.A., each as a Documentation Agent; and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets, LLC and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Bookrunners, dated as of June 21, 2012	ILG's Current Report on Form 8-K filed on June 21, 2012

10.22	Form of Terms and Conditions of Leadership Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan†	ILG's Quarterly Report on Form 10-Q filed on May 7, 2013

10.23	Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan†	ILG's Registration Statement on Form S-8 filed on May 21, 2013

10.24	Form of Terms and Conditions of Director Restricted Stock Units under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan†	ILG's Quarterly Report on Form 10-Q filed on August 8, 2013

10.25	Master License Agreement, dated October 1, 2014 between Hyatt Franchising, L.L.C. and S.O.I. Acquisitions Corp.	ILG's Annual Report on Form 10-K filed on February 27, 2012

10.26	Employment Agreement between Interval Leisure Group, Inc. and David Gilbert, effective September 1, 2014†	ILG's Annual Report on Form 10-K filed on March 9, 2012

10.27	Employment Agreement between Interval Leisure Group, Inc. and John M. Burlingame, effective October 1, 2014†	ILG's Annual Report on Form 10-K filed on March 9, 2012

Exhibit	Description	Incorporated By Reference Location
10.28	First Amendment to Credit Agreement and Incremental Revolving Commitment Agreement, dated as of April 8, 2014, among Interval Acquisition Corp., as Borrower; Interval Leisure Group, Inc. and certain subsidiaries of the Borrower as Guarantors, the lenders who are party to the Amendment, and Wells Fargo Bank, National Association, as Administrative Agent for the lender.	ILG's Current Report on Form 8-K filed on April 8, 2014

10.29	Second Amendment to Credit Agreement, dated as of November 6, 2014, among Interval Acquisition Corp., as Borrower; Interval Leisure Group, Inc. and certain subsidiaries of the Borrower as Guarantors, the lenders who are party to the Amendment, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders	ILG's Current Report on Form 8-K filed on November 7, 2014

10.30	Interval Leisure Group, Inc. Deferred Compensation Plan, effective October 1, 2014†	ILG's Amendment No. 1 to Annual Report on Form 10-K/A filed on April 7, 2015

10.31	Interval Leisure Group, Inc. Non-Employee Director Stock Compensation Plan, effective May 20, 2015†	ILG's Quarterly Report on Form 10-Q filed on August 6, 2015

10.32	Purchase Agreement among Interval Acquisition Corp., Interval Leisure Group, Inc., the other Guarantors party thereto, and Wells Fargo Securities, LLC, dated April 2, 2015	ILG's Current Report on Form 8-K filed on April 10, 2015

10.33	Third Amendment to Credit Agreement, dated as of April 10, 2015, among Interval Acquisition Corp., as Borrower; Interval Leisure Group, Inc. and certain subsidiaries of the Borrower as Guarantors, the lenders who are party to the Amendment, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders	ILG's Current Report on Form 8-K filed on April 10, 2015

Exhibit		Description	Incorporated By Reference Location
10.34		Fourth Amendment to Credit Agreement, dated as of May 5, 2015, among Interval Acquisition Corp., as Borrower; Interval Leisure Group, Inc. and certain subsidiaries of the Borrower as Guarantors, the lenders who are party to the Amendment, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders	ILG's Current Report on Form 8-K filed on May 6, 2015

21.1	*	Subsidiaries of Interval Leisure Group, Inc.

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.3	*	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.3	**	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

Exhibit		Description	Incorporated By Reference Location
101.LAB	*	XBRL Taxonomy Label Linkbase Document

101.PRE	*	XBRL Taxonomy Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

†
Reflects management contracts and management and director compensatory plans

*
Filed Herewith.

**
Furnished Herewith

Schedule II

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges (Credits) to Earnings	Charges (Credits) to Other Accounts	Deductions(1)	Balance at End of Period
	(In thousands)
2015
Allowance for doubtful accounts on trade receivables	$193	$(235)	$205	$—	$163
Allowance for loan losses on mortgages receivable	$347	$1,898	$(122)	$(188)	$1,935
Deferred tax valuation allowance	$234	$13	$—	$—	$247
2014
Allowance for doubtful accounts on trade receivables	$290	$234	$(297)	$(34)	$193
Allowance for loan losses on mortgages receivable	$—	$347	$—	$—	$347
Deferred tax valuation allowance	$666	$(47)	$(385)	$—	$234
2013
Allowance for doubtful accounts on trade receivables	$409	$63	$(182)	$—	$290
Allowance for loan losses on mortgages receivable	N/A	N/A	N/A	N/A	N/A
Deferred tax valuation allowance	$681	$2	$(17)	—	$666

(1)
Write-off of uncollectible accounts receivable.