Form 10-K/A
period 2015-12-31
Interval Leisure Group, Inc.
filed 2016-03-09
CIK 1434620

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $894,617,693. As of February 23, 2016, 57,490,609 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2016 (“Original Filing Date”). The sole purpose of this Amendment is to include the information not previously included in Part III of the Form 10-K.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

Craig M. Nash, age 62, President and Chief Executive Officer of ILG; Chairman of the ILG Board of Directors. Mr. Nash, has served as President and Chief Executive Officer of ILG since May 2008 and as Chairman of the Board of ILG since August 2008. Mr. Nash served as President of Interval from August 1989 until September 2014. Prior to assuming this role, Mr. Nash served in a series of increasingly significant roles with Interval, including as General Counsel. Mr. Nash joined Interval in 1982. Mr. Nash serves on the Board of Directors of the American Resort Development Association and is also a member of its Executive Committee.

David Flowers, age 61, Director since August 2008. Prior to December 31, 2014, Mr. Flowers served as Senior Vice President and Managing Director, Alternative Investments of Liberty Media Corporation, which holds ownership interests in a broad range of electronic retailing, media, communication and entertainment businesses, since October 2000, Treasurer since April 1997 and Vice President since June 1995. He also served as Senior Vice President and Treasurer of Discovery Holding Company from May 2005 to September 2008. Mr. Flowers was a member of the board of directors of Sirius XM Radio Inc., a subscription satellite radio company March 2009 until December 2014. Since October 2015, he has served on the board and as chairman of the audit committee and on the remuneration committee of Digital Global Services Ltd., a London AIM-listed provider of outsourced online customer acquisition solutions. Mr. Flowers was nominated as a director of ILG by Liberty Interactive Corporation (formerly Liberty Media Corporation).

Victoria L. Freed, age 59, Director since October 2012. Ms. Freed has also served as Senior Vice President, Sales, Trade Support and Service for Royal Caribbean International, a global cruise vacation company, since January 2008. Prior to joining Royal Caribbean, she spent 29 years with Carnival Cruise Lines, where she was Senior Vice President of Sales and Marketing for 15 years. From 1998 to 2000, Ms. Freed also served as the first female chairman of the Cruise Line International Association, the marketing and travel agent training arm of the North American cruise industry. Ms. Freed earned a bachelor’s degree in business with an emphasis in marketing from the University of Colorado. She also holds a Certified Travel Counselor (CTC) designation.

Chad Hollingsworth, age 39, Director of ILG since February 2015. Mr. Hollingsworth joined Liberty Interactive Corporation (formerly known as Liberty Media Corporation) in November 2007 and has served as a Senior Vice President since January 2016 and previously as Vice President since December 2011. He also has served as a Vice President of Liberty Media Corporation (including its predecessor) since December 2011, Liberty TripAdvisor Holdings, Inc. since August 2014 and Liberty Broadband Corporation since October 2014. Mr. Hollingsworth focuses on transaction and structuring opportunities, strategic advisory work and venture capital investment evaluation. He received his bachelor’s degree from Stanford University in human biology, with honors, and is a CFA® charterholder. Mr. Hollingsworth was nominated as a director of ILG by Liberty Interactive Corporation (formerly Liberty Media Corporation).

Gary S. Howard, age 65, Director since August 2008. Mr. Howard served as Executive Vice President and Chief Operating Officer of Liberty Media Corporation from July 1998 to February 2004 as well as serving on Liberty Media Corporation’s board of directors from July 1998 until January 2005. Additionally, Mr. Howard held several executive officer positions with companies affiliated with Liberty Media Corporation. Mr. Howard served on the board of directors of Dish Network Corporation prior to August 2013 and has served on the board of directors of Vubiquity, a private company that provides multi-platform video services, since September 2010. Mr. Howard was nominated as a director of ILG by Liberty Interactive Corporation (formerly Liberty Media Corporation).

Lewis J. Korman, age 71, Director since August 2008. Mr. Korman is a business advisor to various companies: Trident Media Group, a literary agency in the media business, since 2002; Sandler Travis Trade Advisory Services, Inc., a customs management, consulting and trade compliance company, since 2006; Sandler, Travis & Rosenberg, an international trade law firm and business practice, since 2007. From 1999 until its sale in April 2015, Mr. Korman was a director of Learning Express LLC, a company engaged in test preparation for occupational certification and test assessment for educational institutions through the internet. From 1998 through 2007, Mr. Korman served as Vice Chairman of RAB Holdings, which owned Millbrook Distribution Services (a distributor of specialty foods and health and beauty products to supermarkets), and The B. Manischewitz Company (a manufacturer of kosher and related ethnic food products). From 1997 to 2009, he was an advisor to X.L. Capital, Ltd., a reinsurance company. From 1992 to 1997, until acquired by a predecessor of IAC/InterActiveCorp, Mr. Korman was President and Chief Operating Officer of Savoy Pictures Entertainment, motion picture distributor and owner of four Fox affiliated television stations. He served as Senior Executive Vice President and Chief Operating Officer of Columbia Pictures Entertainment (motion picture and television production and distribution) from

1988 until 1989, and as Senior Executive Vice President of its predecessor, TriStar Pictures from 1987. Mr. Korman was a partner in a law firm until 1986.

Thomas J. Kuhn, age 53, Director since August 2008. Mr. Kuhn has been the managing member of Doorbrook, LLC, an advisory and investment firm, since January 2014. From 2000 through December 2013, Mr. Kuhn was a Managing Director at Allen & Company LLC, an investment banking firm. Prior to joining Allen, he had been the Senior Vice President and General Counsel of USA Networks, Inc. (a predecessor to IAC).

Jeanette E. Marbert, age 59, Director since February 2015. Ms. Marbert has also served as Chief Operating Officer of ILG since August 2008 and as Executive Vice President since June 2009. She has served in such capacity for Interval since June 1999. Prior to her tenure as Chief Operating Officer, Ms. Marbert served as General Counsel of Interval from 1994 to 1999. Ms. Marbert joined Interval in 1984.

Thomas J. McInerney, age 51, Director since May 2008. Mr. McInerney served as Executive Vice President and Chief Financial Officer of IAC from January 2005 through March 2012. Mr. McInerney previously served as Chief Executive Officer of IAC’s Retailing sector from January 2003 through December 2005. Prior to this time, Mr. McInerney served as Executive Vice President and Chief Financial Officer of Ticketmaster (prior to it becoming a wholly owned subsidiary of IAC in January 2003) and its predecessor company, Ticketmaster Online-Citysearch, Inc., since May 1999. Prior to joining Ticketmaster, Mr. McInerney worked at Morgan Stanley, most recently as a Principal. Mr. McInerney currently serves as a director of HSN Inc., a television and online retailer, Yahoo! Inc., a digital media company, Cardlytics, Inc., a purchase-based data intelligence platform, and Match Group, Inc., a leading provider of dating products.

Thomas P. Murphy, Jr., age 67, Director since August 2008. Mr. Murphy is Chairman and Chief Executive Officer of Coastal Construction Group, a construction company, which he founded in 1989. Mr. Murphy has over 40 years of construction and development experience, which encompasses hospitality, resort, office, retail, industrial, institutional and residential projects. Mr. Murphy is an honorary board member of Baptist Health Systems of South Florida and is a member of the National Construction Industry Round Table, honorary Chairman of Builders Association of South Florida, the National Association of Home Builders and the Florida Home Builders Association. He also serves as a director of The St. Joe Company, a New York Stock Exchange (NYSE) listed real estate developer.

Avy H. Stein, age 61, Director since August 2008 and Lead Director since December 2008. Mr. Stein is a Managing Partner of Willis Stein & Partners, a Chicago-based private equity firm that invests in companies in the consumer, education, healthcare and specialized business service industries. Mr. Stein co-founded Willis Stein & Partners with John Willis in 1994. Mr. Stein serves many philanthropic organizations. He is a co-chairman of the Development Council for B.U.I.L.D. (Broader Urban Involvement in Leadership Development), an organization that provides career and educational development for inner city youth, a member of the Board of Trustees, former Chairman of the audit and risk committee and Treasurer, and current Chairman of the Investment Committee and acting member of the Executive Committee of the Ravinia Festival; as well as a member of the Economic Club and Commercial Club of Chicago and The Standard Club. Mr. Stein also served on the Board of Directors and compensation and nominating and corporate governance committees of Roundy’s, Inc., a NYSE-listed grocer in the Midwest until December 2015. Mr. Stein serves on the boards of directors, and in some cases as chairman or co-chairman of, privately-held companies in which his private equity firm has a stake such as VelociTel, Lincoln Renewable Energy, Education Partners, LLC, Strategic Materials and Education Corporation of America. Mr. Stein is a certified public accountant, and received his law degree in 1980 from Harvard University.

Qualifications.  Our board of directors is comprised of individuals with an array of operating, finance, sales and legal experience in a variety of industries. As such, they each bring an informed perspective on matters we face as a public company, including experience reading and understanding and/or preparing financial statements, compensation determinations, regulatory compliance, corporate governance, public affairs and legal matters. Our board of directors believes that each of the directors is qualified to serve as a director and member of the committees on which each serves because of the skills and qualifications acquired based on the following experience:

•                  Mr. Flower’s financial, investment and public company experience as a senior finance executive of a large public company;

•                  Ms. Freed’s sales, marketing, call center and consumer insight experience in the leisure and tourism industry as a senior executive with cruise companies;

•                  Mr. Hollingsworth’s merger and acquisition transaction experience, financial analysis skills and experience with corporate governance and management compensation plans;

•                  Mr. Howard’s operations, financial, accounting and public company experience as a chief executive officer, chief operating officer and finance executive at public and private companies and as a former certified public accountant;

•                  Mr. Korman’s business and legal experience as a business advisor and senior operating executive in areas involving strategy, financial analysis and planning, capital formation and a variety of transactions;

•                  Mr. Kuhn’s financial, legal and public company experience and his experience reading and understanding financial statements as a managing director at an investment banking firm and as the general counsel of a public company;

•                  Ms. Marbert’s operational knowledge with respect to ILG, legal experience as former general counsel and her experience evaluating potential transaction and integrating acquisitions as well as her considerable industry experience;

•                  Mr. McInerney’s financial and public company experience as the chief financial officer of a public company and his familiarity with ILG’s business and operations as an executive of our former parent company;

•                  Mr. Murphy’s operational and related industry experience in development of resorts as the chief executive officer of a construction and development company;

•                  Mr. Nash’s industry, strategic, operational and legal experience as our chief executive officer and as a member of the executive committee of the American Resort Development Association as well as his role in promoting constructive regulations regarding the shared ownership industry; and

•                  Mr. Stein’s financial, accounting and legal experience as a managing partner in a private equity firm and as a certified public accountant and lawyer, and his familiarity with ILG’s business and operations as a principal of the private equity firm that previously owned Interval.

Several of our directors also serve or have in the past served on the boards of one or more other publicly traded companies. We believe ILG benefits from the experience and expertise our directors gain from serving on those boards. The board of directors also believes that it is important to effective board governance and collaboration to have our chief executive officer serve on the board.

Executive Officers

The following information about ILG’s executive officers and certain other key personnel is as of February 25, 2016. For Mr. Nash and Ms. Marbert please see their information above under “Directors”

William L. Harvey, age 59, has served as Chief Financial Officer of ILG since August 2008 and as Executive Vice President since June 2009. Prior to joining ILG in June 2008, Mr. Harvey served as the Chief Financial Officer for TrialGraphix, Inc., a Miami-based litigation support firm from August 2006 through November 2007. Between June 2003 and July 2006, Mr. Harvey served as a Vice President at LNR Property Corporation, a Miami-based diversified real estate and finance company, managing various financial and accounting units. From September 1992 through February 2003, Mr. Harvey served as the Executive Vice President and Chief Financial Officer of Pan Am International Flight Academy, Inc., a private provider of flight training services. Mr. Harvey is a registered CPA who began his professional career at Deloitte & Touche and was a partner in their Miami office prior to September 1992. Prior to June 2014, Mr. Harvey was a member of the Board of Directors of Summit Financial Services Group, Inc. and chair of the audit committee.

Victoria J. Kincke, age 60, has served as Secretary of ILG since May 2008 and as Senior Vice President and General Counsel of ILG since August 2008 and has served as Senior Vice President and General Counsel of Interval since May 2005. Prior to this time, Ms. Kincke served as General Counsel of Interval from July 1999. Ms. Kincke joined Interval in 1997.

John A. Galea, age 60, has served as Chief Accounting Officer of ILG since August 2008 and as Senior Vice President and Treasurer of ILG since June 2009. He has served as Chief Financial Officer for Interval since October 2006. Prior to this appointment, Mr. Galea served as Interval’s Vice President and Chief Accounting Officer from January 2004. Mr. Galea joined Interval in 2000 as its Vice President, Accounting and Corporate Controller.

David C. Gilbert, age 61, has served as President of Interval International since September 2014. Mr. Gilbert originally joined Interval in 1987 and was most recently Executive Vice President of Resort Sales and Marketing. Mr. Gilbert is a trustee of ARDA, and serves on the ARDA board of directors.

John Burlingame, age 60, has served as President of the Hyatt Vacation Ownership business since its acquisition in October 2014. Mr. Burlingame served as the Global Head-Residential Development for Hyatt Hotels Corporation until October 2014. Mr. Burlingame has served on the board of directors of the American Resort Development Association (ARDA) since 2001 and was a member of ARDA’s Executive Committee for eight years. Mr. Burlingame served as ARDA’s Chairman from May 2003 through May 2005. Mr. Burlingame is also a Trustee of the Aquila Three Peaks High Income Fund and the Aquila Three Peaks Opportunity Growth Fund and was a consulting editor for the Handbook of Real Estate Portfolio Management.

Kelvin M. Bloom, age 56, has served as President of Aqua-Aston Holdings, Inc. since December 2013. Mr. Bloom has served as CEO for Aqua-Aston Hospitality, LLC for over 15 years, and also served as President of Aqua-Aston Hospitality, LLC (formerly Aston Hotels & Resorts, Inc.) until March 2014. Prior to joining Aston, Mr. Bloom served as founding President of Castle Resorts & Hotels and Chief Operating Officer of The Castle Group. Mr. Bloom serves on the board of directors of Waikiki Improvement Association and the Hawaii Lodging & Tourism Authority.

Corporate Governance

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and owners of more than 10% of a registered class of ILG’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other equity securities of ILG. Executive officers, directors and owners of more than 10% of the common shares are required by SEC regulations to furnish ILG with copies of all forms they file pursuant to Section 16(a). We file Section 16(a) reports on behalf of our directors and executive officers to report their initial and subsequent changes in beneficial ownership of our common stock. To our knowledge, based solely on review of the reports that we filed, written representations that no other reports were required and all Section 16(a) reports provided to us, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2015, with the exception of a Form 4 with respect to a purchase in November 2015 by Avy H. Stein that was filed late due to administrative error.

Code of Ethics.

Our code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers (including ILG’s CFO, CAO and Controller) and directors, is posted on the Corporate Governance section of our website at www.iilg.com. The code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The NASDAQ Stock Market. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for ILG’s executive officers, directors or senior financial officers, will also be disclosed on ILG’s website.

Audit Committee.  The members of the audit committee are Mr. Howard, Mr. Kuhn and Mr. Korman (chairman). Our board of directors has determined that Mr. Howard meets the requirements for an audit committee financial expert under Item 407 of Regulation S-K promulgated under the Securities Act of 1933.

Process for Stockholder Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

The following compensation discussion and analysis discusses our executive compensation programs for 2015. This section focuses on the compensation decisions made for the following individuals who are referred to as the named executive officers:

Craig M. Nash	Chairman, President and Chief Executive Officer
Jeanette E. Marbert	Executive Vice President and Chief Operating Officer
William L. Harvey	Executive Vice President and Chief Financial Officer
David C. Gilbert	President, Interval International
Kelvin M. Bloom	Chief Executive Officer, Aqua-Aston

Overview

During 2015, ILG benefitted from including the HVO business for a full year. Following this acquisition ILG realigned our segment reporting and now reports in two segments: Exchange and Rental, and Vacation Ownership. Exchange and Rental includes the Interval International and the exchange businesses of Hyatt Residence Club and Trading Places International as well as the Aqua-Aston vacation rental business. Vacation Ownership includes the management businesses of Vacation Resorts International, VRI Europe, HVO and Trading Places International and HVO’s vacation ownership sales and financing. Our 2015 results were negatively affected by currency fluctuations.

The following chart summarizes key financial results for 2015 compared to 2014 and 2013 (dollars in millions except per share and percentage data):

			Year Ended December 31,
		Year over Year	Constant Currency			Year over Year
	2015	Change	2015	Change	2014	Change	2013
Revenue	$697.4	13.5%	$708.2	15.3%	$614.4	22.6%	$501.2
Net income attributable to common stockholders	$73.3	(7.1)%	$76.4	(3.2)%	$78.9	(2.8)%	$81.2
Adjusted net income(1)	$76.4	(4.9)%	$79.5	(1.1)%	$80.3	(1.5)%	$81.5
Adjusted EBITDA reported(2)	$184.9	7.1%	$188.5	9.2%	$172.7	3.9%	$166.2
Adjusted EBITDA incentive calculation(3)	$183.7	4.9%	NA	NA	$175.1	3.3%	$169.5
Diluted earnings per share	$1.26	(7.4)%	$1.32	(2.9)%	$1.36	(2.9)%	$1.40
Adjusted diluted earnings per share(4)	$1.32	(5.0)%	$1.37	(1.4)%	$1.39	(1.4)%	$1.41
Price per share at December 31(5)	$15.61	(25.3)%	NA	NA	$20.89	(32.4)%	$30.91

(1)                                 Adjusted net income is defined as net income attributable to common stockholders excluding, without duplication (a) acquisition related and restructuring costs, (b) other non-operating foreign currency remeasurements, (c) correction of an immaterial prior period net understatement in the 2013 financials, (d) the impact of the application of purchase accounting, and (e) other special items. Reconciliation to net income attributable to common stockholders is provided in Appendix A.

(2)                                 Adjusted EBITDA is defined as net income attributable to common stockholders, excluding, if applicable (a) non-operating interest income and interest expense, (b) income taxes, (c) depreciation expense, (d) amortization expense of intangibles, (e) non-cash compensation expense, (f) goodwill and asset impairments, (g) acquisition related and restructuring costs, (h) other non-operating income and expense (i) the impact of correcting a prior period item in 2013, (j) the impact of the application of purchase accounting, (k) the deferral adjustment associated with the percentage of completion accounting guidelines reflecting its impact on GAAP revenues and expenses, and (l) other special items. Reconciliation to net income attributable to common stockholders is provided in Appendix A. ILG’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

(3)                                 For purposes of both annual and long-term incentive calculations, Adjusted EBITDA is defined as net income excluding, if applicable: (1) non-cash compensation expense, (2) depreciation expense, (3) amortization expense, (4) goodwill and asset impairments, (5) income tax provision, (6) non-operating interest income and interest expense, (7) other non-operating income and expense, (8) other special items, and (9) acquisition related professional fees and beginning with the year ended December 31, 2014 all acquisition related and restructuring costs. The compensation committee determined that Adjusted EBITDA would be calculated from net income attributable to common stockholders for periods beginning January 1, 2014. Reconciliation to net income attributable to common stockholders is provided in Appendix A.

(4)                                 Adjusted diluted earnings per share is defined as Adjusted net income divided by the weighted average number of shares of common stock and dilutive securities outstanding during the period. Reconciliation to diluted earnings per share is provided in Appendix A.

(5)                                 Based on the closing price for ILG shares on The NASDAQ Stock Market on that date.

For 2015, the compensation and human resources committee (also referred to as the compensation committee) generally maintained the compensation program in place in 2014.

Philosophy and Objectives of Compensation

ILG’s executive officer compensation program is designed to attract, reward, motivate, and retain top executives and to provide appropriate incentives for achieving ILG’s goals and objectives. A significant portion of each executive’s pay is variable and based on corporate performance. The following charts show the pay mix at target for the chief executive officer and the average pay mix at target for the other named executive officers.

CEO Target Compensation	Other NEO Average Target Compensation

ILG’s compensation program rewards annual performance through an annual bonus program and long-term value creation through performance-contingent equity participation. Based on prior benchmarking analyses, the total compensation opportunities at target levels of performance are provided near the median of the peer group, with individual differentiation to reflect, among other things, executive experience, performance, internal equity, and unique customer relationships that may be difficult to replace.

Compensation Methodology

Roles and Responsibilities.  Our executive officer compensation program is administered by our compensation and human resource committee. In 2015, the compensation committee engaged Meridian Compensation Partners, LLC to provide executive compensation advisory services to the compensation committee. Meridian also prepared a report for ILG’s nominating committee on director compensation.

Meridian provides the compensation committee with support on market information and perspective on executive pay practices. At the request of the compensation committee, Meridian participated in select discussions during the compensation committee’s meetings with respect to reviewing and changing incentive programs.

Our chief executive officer makes recommendations to the compensation committee regarding salary and bonus payments for the other named executive officers. In addition, our chief executive officer, chief operating officer and chief financial officer make recommendations on performance goals based on board approved budgets and internal forecasts, and provide information and recommendations as to whether performance goals were achieved. The compensation committee evaluates these recommendations and approves the compensation for the named executive officers. With respect to the chief executive officer, this review is conducted in executive session without the presence of the chief executive officer.

Peer Groups.  The compensation committee and management determined not to undertake an executive compensation benchmarking analysis in connection with the 2015 compensation decisions, in accordance with the practice of performing a full bench-marking study every three years, with the next study to be used for 2016 compensation decisions.

Relative TSR group.  The industry peer group described below is used for the 2015 relative total shareholder return (“TSR”) performance RSUs discussed below as well as the Russell 2000 index companies as a whole. This peer group includes those companies in the Russell 2000 that have the Hotels, Restaurant and Leisure GICS Code 253010, referred to as the industry peer group. The industry peer group was not used to benchmark pay levels.

Elements of Compensation

The total compensation program for ILG’s named executive officers consists of salary, annual incentives, long-term incentives, perquisites and other benefits. The compensation committee and management believe these programs are tailored to meet ILG’s business objectives and environment. The program for the three named executive officers with enterprise-wide responsibilities differs from the structure provided to the business leaders and will be discussed separately.

Salary.  Management and the compensation committee consider a number of factors in recommending and determining base salaries of named executive officers, including corporate performance and with respect to an individual executive the assumption of additional responsibilities, internal equity, periodic benchmarking, historical compensation for executives of acquired companies and other factors which demonstrate an executive’s value to ILG.

ILG Executives:

The amounts of salary for Mr. Nash, Ms. Marbert and Mr. Harvey are based upon the levels agreed in their respective employment agreements entered into in 2008. All of these agreements had an initial four year term with automatic one year renewals unless the executive or the company gives 30 days’ notice prior to the end of the then current term. Accordingly, the agreements rolled forward for another year in August 2015. The compensation committee has the authority to increase but not decrease the level of salary set forth in each of these agreements. No such changes were effected in 2015.

Business Leaders:

Mr. Gilbert entered into an employment agreement effective September 2014 and Mr. Bloom’s employment agreement was effective January 2015. These agreements specify the negotiated amount of base salary to incent Mr. Gilbert to join the ILG team in his role and to retain Mr. Bloom in his role.

Annual Incentives.  ILG’s annual incentive program is designed to reward performance on an annual basis. Because of the variable nature of the program, and because in any given year bonuses have the potential to comprise a significant component of an executive’s total compensation, the bonus program represents an important incentive tool to achieve ILG’s annual objectives and to attract, motivate and retain executive talent.

Our annual incentive program, implemented under our 2013 Stock and Incentive Compensation Plan, provides for a cash payment based upon ILG financial performance, and, for certain named executive officers, their specific business and individual performance. ILG generally pays bonuses during the first quarter following finalization of financial results for the prior year and compensation committee approval.

ILG Executives:

For 2015, annual incentives for Mr. Nash, Ms. Marbert and Mr. Harvey were determined, in whole or in part, based on ILG’s consolidated Adjusted EBITDA performance and revenue. Adjusted EBITDA and revenue were selected as the performance measures because they reflect the financial focus of ILG and align the program with ILG’s key business goals. These targets are designed to reward both top line growth and expense controls. The target Adjusted EBITDA and revenue levels were based on the 2015 budget approved by the board of directors. Please see Appendix A for a reconciliation of Adjusted EBITDA.

The following table shows the Adjusted EBITDA goals for 2015 for the annual incentive program. Payouts range from a minimum of 0% to a maximum of 200% of target, with results interpolated for points in between established goals:

Adjusted EBITDA (Millions)		Annual Incentive Payout as a % of Target
Below	$159.0	0%
	$159.0	50%
	$173.1	75%
	$187.1	100%
	$205.8	125%
	$224.5	150%
	$243.2	175%
	$261.9	200%
Above	$261.9	200%

The following table shows the revenue goals for 2015 for the annual incentive program. Payouts range from a minimum of 0% to a maximum of 140% of target, with results interpolated for points in between established goals:

Revenue (Millions)		Annual Incentive Payout as a % of Target
Below	$610.4	0%
	$610.4	50%
	$664.3	75%
	$718.2	100%
	$790.0	120%
	$861.8	140%
Above	$861.8	140%

The table below shows 2015 target bonus for Mr. Nash, Ms. Marbert and Mr. Harvey expressed as a percentage of salary and the weighting of each performance measure. For Mr. Nash and Ms. Marbert, the entire annual incentive opportunity was tied to the achievement of financial results and for Mr. Harvey 80% of the annual incentive was tied to achievement of financial results and 20% was tied to individual performance.

	Target Bonus as % of Salary	% of Bonus Based on Target Adjusted EBITDA	% of Bonus Based on Target Revenue	% of Bonus Based on Individual Performance
Craig M. Nash	100%	80%	20%	—
Jeanette E. Marbert	100%	80%	20%	—
William L. Harvey	75%	60%	20%	20%

Actual 2015 Adjusted EBITDA was $183.7 million, 98.2% of the target Adjusted EBITDA and revenue was $696.5 million, 97% of target revenue. Therefore, the annual incentives earned based on Adjusted EBITDA and revenue performance were 94.0% and 89.9% of the respective target amounts. However, Mr. Nash and Ms. Marbert agreed to forego a portion of their earned annual incentive to maintain a bonus amount proportional to that provided to other executives of ILG. This incentive amount equaled approximately 85% of their target annual incentive. The following table shows the annual incentive amounts paid to each of these named executive officers:

	Annual Incentive Based on Adjusted EBITDA ($)	Annual Incentive Based on Revenue ($)	Annual Incentive Based on Subjective Criteria ($)	Amount Executive Agreed to Forego	Total Annual Incentive Paid ($)
Craig M. Nash	563,985	134,923	—	(61,408)	637,500
Jeanette E. Marbert	327,112	78,255	—	(35,617)	369,750
William L. Harvey	158,621	50,596	29,846	—	239,063

With respect to the portion of the incentives based on subjective individual performance, Mr. Harvey agreed to forego a portion of the annual incentive to maintain a bonus amount proportional to that provided to other executives of ILG.  As a result the compensation committee determined, following a discussion with Mr. Nash regarding the overall performance of ILG for 2015, the individual performance of Mr. Harvey and the bonus levels of other executives, to award an amount equal to 53% of the target amount with his total annual incentive equaling approximately 85% of target.

Business leaders:

The employment agreements with each of Mr. Gilbert and Mr. Bloom provide a framework for incentive compensation.

For Mr. Gilbert, his annual incentive compensation has several components. First, Mr. Gilbert can earn up to 80% of his base salary based on Adjusted EBITDA and revenue performance for ILG’s exchange business as well as his individual performance. Amounts based on Adjusted EBITDA and revenue either meet the hurdle and are earned, or miss the hurdle and receive less than the full amount with 75% earned at 95% of target, 50% earned at 90% of target and nothing earned below 90% of target.

	Target Bonus as % of Salary	% of Bonus Based on Target Adjusted EBITDA	% of Bonus Based on Target Revenue	% of Bonus Based on Individual Performance
David C. Gilbert	80%	70%	15%	15%

In addition, Mr. Gilbert can earn additional incentives to the extent the Adjusted EBITDA of the exchange business exceeds budget based on the following:

Adjusted EBITDA (millions)	% of Salary Earned
$130.6	0%
$131.9	10%
$132.6	15%
$133.9	20%

Based on the results of the applicable exchange business for 2015, Adjusted EBITDA exceeded target by 1.2% but revenue was less than the $342.6 million target by 1.3%. Therefore, Mr. Gilbert earned all of the target incentive for the Adjusted EBITDA and earned 93.8% of the revenue-based portion. He also earned 50% of his additional performance based incentive. However, based on the overall performance of the exchange business and the bonus levels of other executives of this business, no portion of the discretionary bonus was awarded.

	Annual Incentive Based on Adjusted EBITDA ($)	Annual Incentive Based on Revenue ($)	Annual Incentive Based on Subjective Criteria ($)	Additional Incentive for Exceeding Budget ($)	Total Annual Incentive Paid ($)
David C. Gilbert	229,600	46,127	—	41,000	316,727

For Mr. Bloom, his employment agreement provides that his annual incentive has several components. Mr. Bloom can earn up to 60% of his base salary based on Adjusted EBITDA and revenue performance for ILG’s Aqua-Aston business as well as his individual performance. Amounts based on Adjusted EBITDA and revenue either meet the hurdle and are earned, or miss the hurdle and receive less than the full amount with 75% earned at approximately 92.5% of target, 50% earned at 85% of target and nothing earned below 85% of target.

	Target Bonus as % of Salary	% of Bonus Based on Target Adjusted EBITDA	% of Bonus Based on Target Revenue	% of Bonus Based on Individual Performance
Kelvin M. Bloom	60%	70%	15%	15%

In addition, Mr. Bloom can earn additional incentives to the extent the Adjusted EBITDA of the exchange business exceeds budget based on the following:

Adjusted EBITDA (millions)	% of Salary Earned
$18.8	0%
$19.7	10%
$20.7	20%

Based on the results of the Aqua-Aston business for 2015, Adjusted EBITDA was 85.9% of target and revenue exceeded the target. Therefore, Mr. Bloom earned 54.3% of the target incentive for the Adjusted EBITDA and the entire revenue-based portion. He did not earn his additional performance based incentive and, based on considerations of the overall performance of the Aqua-Aston business and the bonus levels of other executives of this business, no portion of the discretionary bonus was awarded.

	Annual Incentive Based on Adjusted EBITDA ($)	Annual Incentive Based on Revenue ($)	Annual Incentive Based on Subjective Criteria ($)	Additional Incentive for Exceeding Budget ($)	Total Annual Incentive Paid ($)
Kelvin M. Bloom	93,517	36,900	—	—	130,417

Long-Term Incentives.  In determining ILG’s long-term incentive programs, the compensation committee believes that by providing a meaningful portion of an executive officer’s compensation in stock, his or her incentives are aligned with our stockholders’ interests in a manner that drives better performance over time. In setting individual award levels, important considerations include effective recruitment, retention, performance, incentives necessary for strong future performance and issues of internal equity.

Our long-term incentive program, implemented under our 2013 Stock and Incentive Compensation Plan, generally consists of two components, each of which is subject to performance hurdles. The first component is referred to as annual RSUs. The annual RSUs are performance-based restricted stock units that are granted during the first quarter of the fiscal year and are deemed earned only after a determination by the compensation committee that the specified performance conditions have been met during the performance year in which they are granted. Once earned, these annual RSUs vest in equal portions on each of the first four anniversaries of the grant date, subject to continued employment.

The second component is referred to as performance RSUs which are earned based on performance over a multi-year period. These performance-based RSUs are granted during the first quarter of the fiscal year and vest on the third anniversary of the grant date, following a determination by the compensation committee of the number of shares earned based on the specified, multi-year performance conditions.

2015 Grants

Consistent with prior years, in 2015 for each of the named executive officers—75% of the value of the total long-term incentive opportunity was granted through annual RSUs and 25% was granted through performance RSUs. This allocation reflects the compensation committee’s goal of aligning executive’s and stockholders’ interests, while mitigating the impact that the evolving business environment on this industry have on ILG’s and our executives’ ability to meet performance targets.

For Mr. Nash and Ms. Marbert, the compensation committee determined to maintain the size of the grant consistent with 2014 with Mr. Nash’s targeted amount equal to $2.2 million and Ms. Marbert’s targeted amount equal to $700,000. Unlike Mr. Nash and Ms. Marbert, Mr. Harvey had not had an increase in the amount of his target grant level in 2014 and the compensation committee determined to increase his target grant level from $400,000 to $475,000, thereby providing recognition for his efforts while increasing the proportion of the equity component of overall compensation and providing additional shareholder alignment to long-term value creation. Mr. Gilbert’s target grant of $100,000 was made based on the fact that he had received a large cliff-vesting award when he joined the company in September 2014, while Mr. Bloom’s targeted amount equaled $200,000. These amounts were converted to a number of units based on a trailing twenty trading day average of the stock price on the date prior to determination of the amount of grant by the compensation committee on February 24, 2015.

The grant levels were determined based on the particular experience, performance, roles and responsibilities of the individual executives and are summarized as follows:

	Annual RSUs (#)	Performance RSUs at Target Level (#)	Total RSUs (#)
Craig M. Nash	68,465	22,821	91,286
Jeanette E. Marbert	21,785	7,261	29,046
William L. Harvey	14,783	4,927	19,710
David C. Gilbert	3,112	1,037	4,149
Kelvin M. Bloom	6,224	2,075	8,299

Annual RSUs.  If earned, the annual RSUs will vest 25% each year with full vesting occurring four years after the date of grant. For 2015, the requirement for earning the annual RSUs was achievement of at least one of the following performance conditions that were set in late February of 2015: (1) Interval membership count as of the end of the second, third or fourth fiscal quarter of 2015 exceeding the specified amount, (2) the number of Interval exchange and getaway transactions during 2015 exceeding a specified amount; (3) the retention rate of Interval members for the twelve month period ended as of the end of the second, third or fourth fiscal quarter of 2015 exceeding a specified percentage; (4) the number of managed resorts as of the end of the second, third or fourth fiscal quarter exceeding the specified amount, or (5) HVO achieving at least a specified amount of contract sales for 2015. Management provided a schedule of the relevant metrics in order for the compensation committee to certify that the relevant targets have been met for the 2015 grant. These awards were earned and will vest as described above.

Performance RSUs.  The performance RSUs granted in 2015 as part of the long-term incentives have two components: 60% vest based on a cumulative three-year Adjusted EBITDA target for 2015-2017, and the remaining 40% vest based on relative total shareholder return of our common stock against two peer groups over the period from December 31, 2014 through December 31, 2017.The compensation committee selected these metrics to encourage bottom line growth and reward shareholder returns. The two peer groups for the relative TSR-based grants are the Russell 2000 index and the industry peer group described above.

2013 Grants.  With respect to the 2013 performance RSUs, the compensation committee determined to base the vesting of the performance RSU awards on a cumulative three-year Adjusted EBITDA target for 60% and awards on the relative total shareholder return for 40%.

For the Adjusted EBITDA-based awards, if a higher or lower level of cumulative Adjusted EBITDA performance was achieved for 2013-2015, the number of shares earned was increased or decreased accordingly. If minimum performance levels were not achieved, no performance shares would be earned. The following table describes the relationship between the target cumulative Adjusted EBITDA for 2013-2015 for the performance RSUs. Performance RSUs earned could be a minimum of 0% or a maximum of 200% of the target, interpolated for points in between, based on ILG’s Adjusted EBITDA performance:

Adjusted EBITDA (Millions)		Performance RSUs Earned as a% of Target
Below	T-20%	0%
	T-20%	50%
	T-10%	75%
Target Cumulative Adj. EBITDA(T)		100%
	T+10%	150%
	T+20%	200%
Above	T+20%	200%

For this purpose, as for the annual incentives, Adjusted EBITDA is defined as net income (attributable to common stockholders beginning January 1, 2014) excluding, if applicable: (1) non-cash compensation expense, (2) depreciation expense, (3) amortization expense, (4) goodwill and asset impairments, (5) income tax provision, (6) interest income and interest expense, (7)  acquisition related professional fees and beginning with the year ended December 31, 2014 all acquisition and restructuring costs, (8) other non-operating income and expense, and (9) one time charges. See Appendix A for reconciliation.

Shares earned based on cumulative Adjusted EBITDA for 2013-2015 performance vested on the third anniversary of the grant date, following certification of performance by the compensation committee and subject to continued employment. The combined Adjusted EBITDA for 2013 through 2015 of $528.4 million was greater than the cumulative target Adjusted EBITDA for 2013 through 2015 of $500.0 million. Therefore, the 2013 performance RSUs were earned at 128.4% of target amounts.

For performance RSUs earned based on the relative TSR on ILG stock measured against the Russell 2000 index and the industry peer group for the period from December 31, 2012 through December 31, 2015, the relative TSR is determined as the annualized rate of return as measured by stock price appreciation over the measurement period described above, taking dividends into account and using a 20 trading-day average of reported closing prices. The first peer group is the Russell 2000 Index, of which ILG is a component. The second peer group is the subset of Russell 2000 companies, including ILG, with the Hotels, Restaurant and Leisure GICS Code 253010. In crafting this performance measure, the compensation committee noted the small number of publicly traded peer companies for ILG and determined that the industry peer group provided an externally defined group of companies in aligned businesses with similar market capitalization for measuring market performance while the full Russell 2000 provides a broad market perspective. The compensation committee determined to weight these two peer groups equally. The relative TSR against each peer group will be measured as follows with percentiles being interpolated for amounts in between:

Relative Percentile Rank	Percent of Target Earned
Greater than 75th percentile	200%
75th Percentile (Maximum)	200%
50th Percentile (Target)	100%
40th Percentile (Threshold)	50%
Less than 40th Percentile	0%

For the December 31, 2012 through December 31, 2015 period, ILG stock ranked at the 26th percentile against the index and the 17th percentile against the industry group, which equates to no payout on these RSUs.

Leadership RSUs

For 2013, the compensation committee also approved the grant of executive leadership RSU awards to each of the ILG executives. These RSUs vest on the third anniversary of the grant date and are deemed earned only after determination by the compensation committee that the specified performance conditions have been met during the year in which they were granted. The compensation committee approved these grants to provide a larger percentage of the overall compensation in equity and increase the long-term incentive following the final vesting of initial grants made in connection with spin- off in 2008. These grants do not recur on an annual basis.

Dividends.  During 2015, ILG maintained a regular quarterly dividend of $0.12 per share. Under the award agreements for the RSUs, these awards accrue dividend equivalents and the compensation committee determined such accrual be made in additional RSUs which vest at the times and subject to the conditions of the underlying awards. These amounts are included under the heading “Other Annual Compensation” in this proxy statement pursuant to applicable rules.

Stock Ownership Guidelines.  To further align the interests of our executives with the interests of stockholders, our board of directors, upon recommendation of the compensation committee, adopted stock ownership guidelines for all executive officers. The guidelines require each senior executive to own a multiple of his or her base salary in the form of ILG common stock generally within five years of assuming his or her position. The required levels of ownership are designed to reflect the level of responsibility that the executive positions entail. The stock ownership guidelines for our executive officer positions are shown in the table below:

Position Level	Stock Ownership Guidelines
Chief Executive Officer	5 × base salary
Chief Operating Officer	3 × base salary
Chief Financial Officer, Executive Vice Presidents and Business Presidents	2 × base salary
Senior Vice Presidents	1 × base salary

The guidelines are administered by the compensation committee. As of February 29, 2016, all of our named executive officers were in compliance with the guidelines, with the business leaders included at the Executive Vice President level.

Clawback Provisions, Hedging and Pledging Policies.  The compensation committee adopted a recoupment policy for annual and long-term incentive compensation in the event of certain financial restatements. This policy provides that the compensation committee may require the reimbursement or forfeiture of any annual incentive payment and any long-term incentive payment or award to an executive for the three years prior to a material restatement of financial results. This policy applies if that executive engaged in fraud or intentional misconduct that caused the need for a material restatement of results, the payment was based on achieving results that were the subject of the material restatement and a lower or no payment would have been made based upon the restated results.

In addition, both the granted RSUs have clawback provisions in the event an executive is terminated for cause or it is determined that during the two-year period prior to termination there was an event or circumstance that would have been grounds for termination for cause. In such event, ILG has the right to cancel all annual and performance RSUs that have not yet vested. In addition, to the extent any RSUs vested within two years following the event that was or would have been grounds for termination for cause, ILG may cause such executive to return any shares or pay amounts realized from the settlement of shares issued upon vesting of such RSUs.

Pledging and Hedging Prohibition

Under our Policy on Securities Trading, our directors, executives and other employees are prohibited from pledging ILG shares or engaging in hedging transactions involving ILG stock or derivatives as well as engaging in short sales involving ILG stock.

Change of Control and Severance

ILG believes that providing executives with severance and change of control protection is important to allowing executives to fully value the forward-looking elements of their compensation packages, and therefore limit retention risk during uncertain times. ILG’s employment arrangements with Mr. Nash and Ms. Marbert provide for salary continuation and payment of a pro-rated bonus for the year of termination in the event of certain qualifying employment terminations beyond the control of the executive. Mr. Nash’s employment agreement, also requires either (1) a decrease of payments upon a change of control if such payments would have exceeded 2.99 times the base amount under Section 280G of the Internal Revenue Code by no more than 110% or (2) a gross-up of payments subject to excise tax if the payments due upon a change of control would have exceeded 2.99 times the base amount by more than 110%. The employment agreements with Mr. Harvey and Mr. Bloom provide for one year of salary continuation in the event of a qualifying termination.

The employment agreement with Mr. Gilbert provides for salary continuation through the end of the term of the agreement in the event of a qualifying termination, provided that a qualifying termination after the second anniversary of the effective date of the agreement requires payment of continued salary for one year plus a pro rated portion of the annual incentive paid to the executive the prior year. These arrangements are described below in “Executive Compensation—Executive Agreements.”

In addition, the employment agreements, with each of Mr. Nash, Ms. Marbert, Mr. Harvey and Mr. Gilbert provide that vesting of RSUs will accelerate upon a qualifying termination if the vest date (determined as if all such RSUs vested in equal annual installments) would have occurred during the period of salary continuation (or for Mr. Gilbert the following 12-month period). These employment agreements further provide that vesting of RSUs will accelerate upon a change of control if the vest date (determined as if all such RSUs vested in equal annual installments) would have occurred during the two years following the change of control. The terms and conditions of the RSUs held by our named executive officers provide that the vesting of such RSUs will be accelerated upon a qualifying termination following a change of control.

Other Compensation

During 2015 we provided a limited number of perquisites and other compensation to our named executive officers. These perquisites included group term life insurance policies for each named executive officer, supplemental disability policies and related tax re-imbursement for our chief executive officer and chief operating officer, and an auto allowance for our chief executive officer. The values of these benefits, and the accrued dividend equivalents described above, are reported under the heading “Other Annual Compensation” in this proxy statement pursuant to applicable rules.

The executive officers do not participate in any deferred compensation or retirement program other than ILG’s 401(k) plan. ILG has established a 401(k) plan for our employees that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Generally, all employees, including the named executive officers, are eligible to participate in the 401(k) plan from their start of service. Eligible employees electing to participate in the 401(k) plan may defer from one percent of their compensation up to the statutorily prescribed limit, on a pre-tax basis, by making a contribution to the plan. ILG’s discretionary matching contributions equal 50% of each participant’s contribution of up to 6% of the participant’s salary, not to exceed 3% of the participant’s compensation for certain businesses which include the named executive officers. Employer matching contributions vest after two years of service.

Our chief executive officer has on occasion had family members accompany him on business trips on the private aircraft in which ILG owns a fractional interest for business trips. In each case, he reimburses ILG for the greater of the incremental costs of such use or the cost of a commercial first class ticket.

Tax Deductibility.  Our compensation committee’s practice generally has been to structure ILG’s compensation program in such a manner so that the compensation may be deductible by ILG for federal income tax purposes. However, the compensation committee uses discretion and may at times structure compensation that does not meet the IRS rules regarding deductibility.

Committee Consideration of Results of Stockholder Advisory Vote.  Our stockholders approved holding a say-on-pay vote every three years. At our 2014 annual meeting of stockholders, our executive compensation program received the support of over 89% of shares represented at the meeting. The compensation committee has considered the results of this vote and views this outcome as evidence of stockholder support of its executive compensation decisions and policies. Our stockholders will again be asked to provide a non-binding advisory vote on our executive compensation at our 2017 annual meeting of stockholders.

2016 Compensation Decisions

In accordance with historical practices, the compensation committee set annual incentive awards and granted equity awards to the named executive officers in February 2016. With respect to the annual incentives, the compensation committee determined to revise the weighting for the various factors for Mr. Harvey, Mr. Gilbert and Mr. Bloom. For 2016, their annual incentive will be 60% based on adjusted EBITDA targets, 10% based on revenue targets and 30% based on individual performance. In addition, because of ILG”s lower stock price and restrictions on the number of grants contained in the merger agreement for the pending acquisition of Vistana, the dollar amount of the grants to the ILG executives was approximately 85% of the prior year amount.  For the business presidents, Mr. Gilbert’s prior year award was low given he had recently received a signing grant when he rejoined the company in September 2014 and therefore, his 2016 grant increased to $300,000 while the dollar amount of the grant for Mr. Bloom was approximately two thirds of the prior year.

Compensation Committee Interlocks and Insider Participation

Ms. Freed, Mr. Stein and Mr. Murphy served on our compensation and human resources committee during 2015 and none has been an officer or employee of ILG. None of ILG’s executive officers or directors serves or has served on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of ILG’s board of directors or compensation committee.

Compensation and Human Resources Committee Report

The compensation and human resources committee reviewed and discussed the compensation discussion and analysis for the year ended December 31, 2015 with ILG’s management. Based on the review and discussions with management, the compensation and human resources committee recommended to the board of directors that the compensation discussion and analysis be included in ILG’s annual report on Form 10-K and this proxy statement.

Compensation and Human Resources Committee

Avy H. Stein, Chairman

Victoria L. Freed

Thomas P. Murphy, Jr.

The information set forth in the section entitled “Compensation Committee Report” shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Summary Compensation Table

The following table sets forth information concerning the total compensation received for services rendered to ILG and its subsidiaries during 2013, 2014 and 2015 by our chief executive officer, chief financial officer, and our three other most highly compensated executive officers for 2015, all of whom are referred to in this proxy statement as named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Craig M. Nash	2015	750,000	—	2,471,559	637,500	227,857	4,086,916
Chairman, President and	2014	750,000	—	2,292,896	882,869	220,523	4,146,288
CEO	2013	750,000	—	4,132,200	890,353	183,363	5,955,916
Jeanette E. Marbert	2015	435,000	—	786,411	369,750	80,364	1,671,526
Chief Operating Officer	2014	407,808	—	729,570	481,163	75,187	1,693,728
	2013	400,000	—	1,641,827	474,855	60,163	2,576,845
William L. Harvey	2015	375,000	29,846	533,648	209,217	58,295	1,206,006
Chief Financial Officer	2014	355,577	53,438	416,892	250,661	53,372	1,129,940
	2013	343,750	51,563	1,429,702	243,396	41,159	2,109,570
David C. Gilbert*	2015	410,000	—	112,336	316,727	32,722	871,785
President, Interval	2014	136,667	21,867	1,187,232	113,985	12,803	1,472,554
Kelvin M. Bloom	2015	410,000	—	224,697	130,417	34,810	799,924
CEO, Aqua-Aston

*                                         Includes amounts since September 1, 2014 for Mr. Gilbert.

(1)                                 Represents the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718 in connection with RSUs granted during the applicable year under our 2013 Stock and Incentive Compensation Plan. These awards consist of annual RSUs and performance RSUs. Awards with amounts that change based upon performance conditions are computed based on the probable outcome of the performance conditions assuming target performance for Adjusted EBITDA-based awards and based upon a Monte Carlo simulation for relative TSR based awards as discussed in Note 13 to the Consolidated Financial Statements for 2015 contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2016. For the value of the 2015 performance RSUs, aggregate grant date fair values at target are as follows: Nash—$721,594; Marbert—$229,587; Harvey—$155,795, Gilbert—$32,793 and Bloom—$65,612. A description of the awards can be found in the “Compensation Discussion and Analysis-Elements of Compensation—Long-Term Incentives” section above.

In accordance with SEC rules, we are also required to disclose the aggregate grant date fair value for awards with performance conditions assuming maximum performance. The aggregate grant date fair value of the 2015 performance RSUs, assuming maximum performance, are as follows: Nash—$1,443,188; Marbert—$459,174; Harvey—$311,590, Gilbert—$65,586 and Bloom—$131,224.

(2)                                 Amounts earned under the annual incentive program are paid following compensation committee certification of the achievement of performance following completion of the fiscal year.

(3)                                 See the table below for all other compensation included in this column for 2014 with dividends accrued on RSUs at target levels. In addition, as described above in “Compensation Discussion and Analysis—Other Compensation,” Mr. Nash has on occasion had family members accompany him on business trips on the private aircraft in which ILG owns a fractional interest and has reimbursed ILG for the greater of the incremental costs of such use or the cost of a commercial first class ticket.

Name	Supplemental Disability Insurance ($)	Insurance Tax Re-imbursement ($)	Auto Allowance ($)	401(k) Plan Company Match ($)	Group Term Life ($)	Dividends Accrued on RSUs ($)	Total All Other Compensation ($)
Craig M. Nash	21,564	10,496	14,400	7,950	3,564	169,883	227,857
Jeanette E. Marbert	4,718	3,410	—	7,950	2,322	61,964	80,364
William L. Harvey	—		—	7,485	2,322	48,488	58,295
David C. Gilbert	—		—	—	3,564	29,158	32,722
Kelvin M. Bloom	—		15,000	7,950	2,233	9,627	34,810

Executive Agreements

Craig M. Nash.  Mr. Nash entered into a four-year employment agreement that was effective upon the spin-off on August 20, 2008. Under this agreement, Mr. Nash receives a base salary of $750,000 and is entitled to receive a discretionary annual bonus with a target of 100% of base salary and a minimum bonus of $250,000 in the event certain EBITDA targets to be established annually by the compensation and human resources committee are achieved. The agreement automatically renews for additional one-year terms unless terminated by either party.

Jeanette E. Marbert.  Ms. Marbert entered into a four-year employment agreement that was effective upon the spin-off. Under this agreement, Ms. Marbert receives a base salary of $400,000 and is entitled to receive a discretionary annual bonus, with a target of 100% of base salary. The compensation committee has the discretion to increase the base salary and chose to do so in 2014. The agreement automatically renews for additional one-year terms unless terminated by either party.

William L. Harvey.  Mr. Harvey entered into a four-year employment agreement in 2008 providing for an initial base salary of $325,000, and a discretionary bonus with a target of 75% of salary. The compensation committee has the discretion to increase the base salary and chose to do so in 2013 and again in 2014. The agreement automatically renews for additional one-year terms unless terminated by either party.

David C. Gilbert.  Mr. Gilbert entered into an employment agreement with ILG, effective September 1, 2014 through December 31, 2017, providing for an initial base salary of $410,000, bonus payments and initial RSUs as described under Compensation Discussion and Analysis. The agreement automatically renews for additional one-year terms unless terminated by either party.

Kelvin M. Bloom.  Mr. Bloom entered into a one-year employment agreement, effective January 1, 2015, providing for an initial base salary of $410,000 and bonus payments as described under Compensation Discussion and Analysis. The agreement automatically renews for additional one-year terms unless terminated by either party.

Grants of Plan-Based Awards for Fiscal Year 2015

The following table sets forth information with respect to the grants of plan-based awards to the named executive officers during the year ended December 31, 2015.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			Grant Date Fair Value of
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock and Option(3)
Craig M. Nash	2/24/2015	375,000	750,000	1,410,000	11,411	22,821	45,642	721,594
	2/24/2015					68,465		1,749,965
Jeanette E. Marbert	2/24/2015	217,500	435,000	817,800	3,631	7,261	14,522	229,587
	2/24/2015					21,785		556,825
William L. Harvey	2/24/2015	112,500	281,250	416,250	2,464	4,927	9,854	155,795
	2/24/2015					14,783		377,853
David C. Gilbert	2/24/2015				519	1,037	2,074	32,793
	2/24/2015					3,112		79,543
	3/25/2015	147,600	410,000	410,000
Kelvin M. Bloom	2/24/2015				1,038	2,075	4,150	65,612
	2/24/2015					6,224		159,085
	3/25/2015	112,750	328,000	328,000

(1)                                 These awards are performance based awards under the annual incentive program with amounts paid determined by the achievement of the Adjusted EBITDA and revenue performance targets described in “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentives” above.

(2)                                 These awards granted February 24, 2015 include (A) in the first line for each named executive officer - performance RSUs under the long-term incentive program with the number of shares earned determined by the achievement of the Adjusted EBITDA performance targets or, total shareholder return targets, all subject to cliff vesting on the third anniversary of the grant date, and (B) in the second line - annual RSUs awarded under the long-term incentive program which vest pro rata over four years, in each case as described in “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Incentives” above.

(3)                                 The grant date fair value was calculated in accordance with FASB ASC Topic 718. For the value of the performance RSUs based on Adjusted EBITDA, at the date of grant we estimated the future payout at the target level, for the performance shares based on relative TSR, we used a Monte Carlo simulation as discussed in Note 13 to the Consolidated Financial Statements for 2015 contained in our Annual Report on Form 10-K filed with the SEC as of February 26, 2016. The grant date fair value does not reflect the current value of these awards or the value of any future payout.

Outstanding Equity Awards at Fiscal Year-End for Fiscal Year 2015

The following table sets forth information with respect to the value of restricted stock units held by the named executive officers on December 31, 2015, based on the closing price for ILG shares of $15.61 on The NASDAQ Stock Market on that date.

	Stock Awards(1)(3)
Name	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have not Vested(2) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
Craig M. Nash	308,882	4,821,648	44,600	696,206
Jeanette E. Marbert	115,128	1,797,148	14,189	221,490
William L. Harvey	92,499	1,443,909	8,905	139,007
David C. Gilbert	43,404	677,536	18,298	285,632
Kelvin M. Bloom	16,349	255,208	3,572	55,759

(1)                                 Amounts shown include 2013 performance RSUs earned, but that have not yet vested, based on achieving 2013-2015 performance criteria pursuant to the long-term incentive plan and annual and executive leadership RSUs earned, but not yet vested, based on achieving operational criteria as described in “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Incentives” above.

(2)                                 Amounts shown include RSUs granted that have not yet been earned based on the assumption that the cumulative three-year performance criteria are achieved at target levels.

(3)                                 The table below provides the following information regarding RSU awards held by ILG’s named executives as of December 31, 2015: (i) the grant date of each award, (ii) the number of RSUs outstanding (on an aggregate and grant-by-grant basis), (iii) the market value of RSUs outstanding as of December 31, 2015, (iv) the vesting schedule for each award and (v) the total number of RSUs that vested or are scheduled to vest in each of the fiscal years ending December 31, 2016, 2017, 2018 and 2019.

	Number of Unvested RSUs as of 12/31/15	Market Value of Unvested RSUs as of 12/31/15	Vesting Schedule (#)
Grant Date	(#)	($)	2016	2017	2018	2019
Craig M. Nash
3/6/2012(a)	27,093	422,922	27,093	—	—	—
2/26/2013(a)	39,214	612,130	19,603	19,611	—	—
2/26/2013(c)	—	—	—	—	—	—
2/26/2013(d)	104,562	1,632,213	104,562	—	—	—
3/20/2013(b)	20,139	314,370	20,139	—	—	—
2/25/2014(a)	47,813	746,361	15,936	15,935	15,942	—
2/25/2014(b)	12,749	199,012	—	12,749	—	—
2/25/2014 (c)	8,499	132,669	—	8,499	—	—
2/24/2015(a)	70,061	1,093,652	17,513	17,515	17,516	17,517
2/24/2015(b)	14,012	218,727	—	—	14,012	—
2/24/2015(c)	9,340	145,798	—	—	9,340	—
Total	353,482	5,517,854	204,846	74,309	56,810	17,517

	Number of Unvested RSUs as of 12/31/15	Market Value of Unvested RSUs as of 12/31/15	Vesting Schedule (#)
Grant Date	(#)	($)	2016	2017	2018	2019
Jeanette E. Marbert
3/6/2012(a)	7,530	117,543	7,530	—	—	—
2/26/2013(a)	11,767	183,683	5,879	5,888	—	—
2/26/2013(c)	—	—	—	—	—	—
2/26/2013(d)	52,281	816,106	52,281	—	—	—
3/20/2013(b)	6,042	94,316	6,042	—	—	—
2/25/2014(a)	15,215	237,506	5,069	5,070	5,076	—
2/25/2014(b)	4,056	63,314	—	4,056	—	—
2/25/2014 (c)	2,704	42,210	—	2,704	—	—
2/24/2015(a)	22,293	347,994	5,571	5,572	5,573	5,577
2/24/2015(b)	4,458	69,589	—	—	4,458	—
2/24/2015(c)	2,971	46,377	—	—	2,971	—
Total	129,317	2,018,638	82,372	23,290	18,078	5,577
William L. Harvey
3/6/2012(a)	4,520	70,557	4,520	—	—	—
2/26/2013(a)	7,846	122,476	3,920	3,926	—	—
2/26/2013(c)	—	—	—	—	—	—
2/26/2013(d)	52,281	816,106	52,281	—	—	—
3/20/2013(b)	4,029	62,893	4,029	—	—	—
2/25/2014(a)	8,696	135,745	2,896	2,897	2,903	—
2/25/2014(b)	2,318	36,184	—	2,318	—	—
2/25/2014 (c)	1,545	24,118	—	1,545	—	—
2/24/2015(a)	15,127	236,132	3,779	3,783	3,781	3,784
2/24/2015(b)	3,025	47,220	—	—	3,025	—
2/24/2015(c)	2,017	31,485	—	—	2,017	—
Total	101,404	1,582,916	71,425	14,469	11,726	3,784
David C. Gilbert
9/1/2014(b)	17,237	269,070	—	17,237	—	—
9/1/2014(d)	40,219	627,818	—	40,219	—	—
2/24/2015(a)	3,185	49,718	793	797	796	799
2/24/2015(b)	636	9,928	—	—	636	—
2/24/2015(c)	425	6,634	—	425	—	—
Total	61,702	963,168	793	58,678	1,432	799
Kelvin M. Bloom
3/6/2012(a)	2,263	35,325	2,263	—	—	—
2/26/2013(a)	2,944	45,956	1,468	1,476	—	—
2/26/2013(c)	—	—	—	—	—	—
3/20/2013(b)	1,511	23,587	1,511	—	—	—
2/25/2014(a)	3,262	50,920	1,085	1,086	1,091
2/25/2014(b)	870	13,581	—	870	—	—
2/25/2014 (c)	579	9,038	—	579	—	—
2/24/2015(a)	6,369	99,420	1,590	1,593	1,592	1,594
2/24/2015(b)	1,274	19,887	—	—	1,274	—
2/24/2015(c)	849	13,253	—	—	849	—
Total	19,921	310,967	7,917	5,604	4,806	1,594

(a)                                 Represents performance-based annual RSUs earned which vest in four equal annual installments on each of the first four anniversaries of the grant date, subject to continued employment. The performance conditions to which these awards were subject have been satisfied.

(b)                                 Represents performance RSUs which vest on the third anniversary of the grant date subject to continued employment. The number of shares included on the table is based on the number of shares which would be earned if the cumulative total of Adjusted EBITDA for 2014-2016 or 2015-2017, as applicable, equals the cumulative total target Adjusted EBITDA for those three years. For the March 2013 grant, the number of shares included is based on the number of shares earned based on Adjusted EBITDA achieved for 2013-2015.

(c)                                  Represents performance RSUs which vest on the third anniversary of the grant date subject to continued employment. The number of shares included on the table is based on the number of shares which would be earned based on the relative TSR for ILG being at the target percentile for the measurement period of December 31, 2013 through December 31, 2016 or December 31, 2014 through December 31, 2017  as applicable, as measured against the peer groups. For the February 2013 grant, the number of shares included is based on the number of shares earned based on the relative TSR for the measurement period from December 31, 2012 through December 31, 2015.

(d)                                 Represents performance RSUs which vest on the third anniversary of the grant date subject to continued employment. The performance conditions to which these awards were subject have been satisfied.

Stock Vested for Fiscal Year 2015

The following table sets forth information with respect to the value to the named executive officers of RSUs that vested during 2015, based on the closing price for ILG shares on The NASDAQ Stock Market on the applicable vesting date, which does not reflect the current value. In 2015 none of the named executive officers had any options.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Craig M. Nash	118,040	3,052,529
Jeanette E. Marbert	33,642	869,603
William L. Harvey	20,252	523,379
David C. Gilbert	—	—
Kelvin M. Bloom	29,343	754,124

Pension Benefits for Fiscal Year 2015 and Nonqualified Deferred Compensation for Fiscal Year 2015

ILG does not offer a pension plan and none of the named executive officers are eligible to participate in a deferred compensation plan offered by ILG.

Potential Payments Upon Termination or Change in Control

Change of Control

Pursuant to the terms of ILG’s equity compensation plans and the award agreements thereunder, upon a change of control, as defined in the applicable executive employment agreement, or if the executive does not have an employment agreement, as defined in the relevant plan, the named executive officers are generally entitled to accelerated vesting of equity awards if, following such change in control, their employment is terminated by ILG for any reason other than death, disability or cause (as defined in the relevant employment agreement or plan document), or by the executive for good reason (as defined in the relevant employment agreement or plan document) (a “Qualifying Termination”).

Additionally, under the employment agreements for each of Mr. Nash, Ms. Marbert, Mr. Harvey and Mr. Gilbert, he or she will be entitled to accelerated vesting of the RSUs granted under those agreements and equity awards granted after the effective date of those agreements in August 2008 (or September 1 2014 for Mr. Gilbert), if the vest date would have occurred within two years of the change in control date, with each such award treated as if it vested in equal annual installments. In addition, Mr. Nash’s employment agreement contains a provision requiring ILG to gross-up payments that are subject to an excise tax imposed by Section 4999 of the Internal Revenue Code. However, in the event the payment triggering the gross-up provision is 110% or less of the base amount times 2.99 (referred to as the safe harbor amount), instead of a gross-up, the amounts payable shall be reduced to the safe harbor amount.

Severance

Cash.  Upon a Qualifying Termination, ILG executive officers are entitled to salary continuation of, with respect to Mr. Nash and Ms. Marbert, 24 months, with respect to Mr. Harvey and Mr. Bloom, 12 months. Additionally, under Mr. Nash’s and Ms. Marbert’s employment agreements, Mr. Nash and Ms. Marbert, each is are entitled to pro-rated portions of the bonus he or she would otherwise earn during the year in which the Qualifying Termination occurs, payable at the time such bonus would otherwise be determined. Upon a Qualifying Termination of Mr. Gilbert, he is entitled to salary continuation through the end of the initial term of his agreement, unless such termination occurs after the second anniversary of the effective date of the agreement, in which case each is entitled to salary continuation for 12 months plus a pro-rated amount of the bonus the executive was paid the prior year. Mr. Bloom will also receive a 12 month continuation of health benefits, or if not permissible, a lump sum payment to cover the applicable premium under COBRA.

Equity.  Upon a Qualifying Termination, Mr. Nash, Ms. Marbert, Mr. Harvey and Mr. Gilbert will receive accelerated vesting for any equity awards granted after the effective date of the applicable employment agreement that would otherwise have vested within the salary continuation period (or for Mr. Gilbert the following 12-month period), with each such award treated as if it vested in equal annual installments. In addition, in the event of a Qualifying Termination, each of the five named executive officers will be entitled to one-third of the shares that would otherwise vest for each completed 12-month period following the grant date with respect to performance-based RSUs that vest at the end of three years. Note that generally in the case of a Qualifying Termination for death, the awards vest in full, and for disability, the awards continue to vest for up to three years following the termination date.

Obligations.  The amounts payable upon a Qualifying Termination are all subject to the execution of a general release and to compliance with confidentiality, non-compete, non-solicitation of employees and non-solicitation of customer covenants set forth in the relevant employment agreements. Salary continuation payments will be offset by the amount of any compensation earned by an executive from other employment during the severance payment period.

The amounts shown in the table assume that the termination or change in control was effective as of December 31, 2015 and that the price of ILG common stock on which certain calculations are based was the closing price of $15.61 on The NASDAQ Stock Market on that date. These amounts are estimates of the incremental amounts that would have been paid out to the executive upon such terminations/change in control, and do not take into account equity grants made, and contractual obligations entered into, after December 31, 2015. The actual amounts to be paid out can only be determined at the time the event actually occurs.

Name and Benefit	Termination without cause ($)	Resignation for good reason ($)	Change in Control ($)	Termination w/o cause or for good reason after Change in Control ($)
Craig M. Nash
Cash Severance (salary and bonus)	2,198,908	2,198,908	—	2,198,908
RSUs (vesting accelerated)	4,600,733	4,600,733	4,600,733	5,611,530
280G Gross-Up(1)	—	—	—	—
Total estimated value	6,799,641	6,799,641	4,600,733	7,810,438	(2)
Jeanette E. Marbert
Cash Severance (salary and bonus)	1,275,367	1,275,367	—	1,275,367
RSUs (vesting accelerated)	1,726,817	1,726,817	1,726,817	2,046,736	(4)
Total estimated value	3,002,184	3,002,184	1,726,817	3,322,103	(2)
William L. Harvey
Cash Severance (salary)	375,000	375,000	—	375,000
RSUs (vesting accelerated)	1,242,745	1,242,745	1,393,356	1,457,316	(4)
Total estimated value	1,617,745	1,617,745	1,393,356	1,832,316
David C. Gilbert
Cash Severance (salary)	820,000	820,000	—	820,000	(3)
RSUs (vesting accelerated)	615,876	615,876	932,789	963,168	(4)
Total estimated value	1,435,876	1,435,876	932,789	1,783,168	(2)
Kelvin M. Bloom
Cash Severance (salary)	410,000	410,000	—	410,000
RSUs (vesting accelerated)	23,264	23,264	23,264	317,991	(4)
Total estimated value	433,264	433,264	23,264	727,991	(2)

(1)                                 Under Mr. Nash’s agreement, if the payments are less than 110% of the safe harbor amount the amount paid will be reduced to the safe harbor amount and if the payments are more than 110% of the safe harbor amount, the amount will be grossed up. The 280G gross-up amount does not take account of mitigation for payments being paid in consideration of non-competition, non-solicitation and similar agreements or as reasonable compensation.

(2)                                 Any amounts paid that are considered excess parachute payments under Section 280(g) of the Code will not be deductible by ILG.

(3)                                 With respect to Mr. Gilbert, these payments represent salary continuation through the end of the initial term of his agreement.

(4)                                 The value of accelerated performance RSUs included in these amounts is based on the target numbers. These RSUs provide that the compensation committee may determine that a larger number of RSUs would have vested absent a change of control and cause such larger number of RSUs to vest.

Director Compensation

Non-Employee Director Arrangements.  Each member of the ILG board of directors who is not an employee of ILG or its affiliates receives an annual retainer and member and chairs of committees receive additional annual retainers. For 2015, the retainers were as follows:

•                  Board service—$65,000 per year

•                  Members of audit and compensation committees (excluding chairs)—$15,000 per year

•                  Members of nominating and executive committee—$10,000 per year

•                  Chair of audit committee—$35,000 per year

•                  Chair of compensation committee—$30,000 per year.

In addition, each non-employee director receives a grant of restricted stock units, or RSUs, with a dollar value of $125,000 upon re-election on the date of ILG’s annual meeting of stockholders. The terms of these restricted stock units provide for (i) vesting on the first anniversary of the grant date with settlement in shares of common stock, (ii) cancellation and forfeiture of unvested units in their entirety upon termination of service with the ILG board of directors (other than for death or disability) and (iii) full acceleration of vesting upon a change in control of ILG. Non-employee directors are also reimbursed for all reasonable expenses incurred in connection with attendance at ILG board and committee meetings.

Director Stock Ownership Guidelines.  In order to further align the interests of our directors with those of our stockholders, our board of directors maintains stock ownership guidelines for non-employee directors. These guidelines generally require directors that are not employed by us or our affiliates to maintain ownership of our common stock in an amount not less than three times the amount of the annual cash retainer for board service, subject to a grace period of five years from either the adoption of the policy or commencement of service. Deferred stock units and restricted stock units are included in the calculation.

The guidelines are administered by the nominating committee. As of February 29, 2016, all of our non-employee directors were in compliance with the guidelines.

Deferred Compensation Plan for Non-Employee Directors.  Under ILG’s Deferred Compensation Plan for Non-Employee Directors, non-employee directors are able to defer all or a portion of their board and board committee fees. Eligible directors who defer all or any portion of these fees can elect to have such fees applied to the purchase of share units, representing the number of shares of ILG common stock that could have been purchased on the relevant date, or credited to a cash fund. If any dividends are paid on ILG common stock, dividend equivalents will be credited on the share units. The cash fund will be credited with deemed interest at an annual rate equal to the weighted average prime lending rate of JPMorgan Chase Bank. After a director ceases to be a member of the ILG board of directors, he or she will receive (i) with respect to share units, such number of shares of ILG common stock as the share units represent and (ii) with respect to the cash fund, a cash payment in an amount equal to deferred amounts, plus accrued interest. These payments will be made in either one lump sum or up to five installments, as previously elected by the eligible director at the time of the related deferral election.

The following table and footnotes provide information regarding the compensation of non-employee members of ILG’s board of directors for fiscal year 2015.

Director Compensation

	Total Fees Earned or Paid in Cash
Name	Fees Paid in Cash ($)	Fees Deferred ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
David Flowers(5)	65,012	—	124,999	3,939	193,950
Victoria L. Freed(5)	74,318		124,999	3,921	203,238
Chad Hollingsworth(4)	55,134	—	124,999	1,720	181,853
Gary S. Howard(5)	80,041	—	124,999	3,921	208,961
Lewis J. Korman(5)	110,041	—	124,999	3,921	238,961
Thomas J. Kuhn(5)	41	100,000	124,999	18,048	243,088
Thomas J. McInerney(5)	71,222	—	124,999	3,921	200,142
Thomas P. Murphy, Jr.(5)	80,041	—	124,999	3,921	208,961
Avy H. Stein(5)	105,041	—	124,999	13,178	243,218

(1)                                 Represents the dollar value of fees elected to be deferred pursuant to ILG’s Deferred Compensation Plan for Non-Employee Directors, as described above. For 2015, Mr. Kuhn elected for this entire amount to be deferred as share units.

(2)                                 All amounts for stock awards are the aggregate grant date fair value of the RSUs computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC Topic 718”). Each non-employee director received 4,751 restricted stock units on May 19, 2015.

(3)                                 Includes dollar amount of dividends on restricted stock units that are accrued as additional RSUs. For Mr. Kuhn and Mr. Stein these amounts also include the dollar amount of dividends on deferred fees that are accrued as additional share units.

(4)                                 Mr. Hollingsworth joined the board in February 2015 when he began to receive pro-rated retainer payments.

(5)                                 Each of Messrs. Freed, Howard, Korman, Kuhn, McInerney, Murphy and Stein held 7,336 RSUs as of December 31, 2015. Mr. Flowers and Mr. Hollingsworth held 4,839 RSUs as of December 31, 2015.

The nominating committee has primary responsibility for establishing non- employee director compensation arrangements, which are designed to provide competitive compensation necessary to attract and retain high quality non- employee directors and to encourage ownership of ILG stock to further align directors’ interests with those of ILG’s stockholders. When considering non- employee director compensation arrangements, the nominating committee consulted a competitive benchmarking report prepared by the compensation and human resources committee’s independent consultant, Meridian, prior to determining the adjustments made in September 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of December 31, 2015:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,738,010	(2)	NA	2,350,325
Equity compensation plans not approved by security holders	—		NA	—
Total	1,738,010		—	2,350,325

(1)                                 These plans include the 2008 Annual and Stock Incentive Plan, as amended, and the 2013 Stock and Incentive Compensation Plan, under both of which a variety of awards, including incentive or nonqualified stock options, restricted shares, restricted stock units, performance units, appreciation rights, bonus awards or any combination of the foregoing may be issued and the 2008 Deferred Compensation Plan for Non-Employee Directors, under which directors can defer retainer fees that are converted to share units and settled in common stock. There are 47,098 shares available under the Deferred Compensation Plan for Non-Employee Directors.

(2)                                 Includes an aggregate of (a) 1,685,108 shares issuable upon vesting of RSUs, and (b) 52,902 shares issuable upon settlement of share units issued under the Deferred Compensation Plan for Non-Employee Directors.

(3)                                 As of December 31, 2015, there were no options outstanding.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of ILG common stock as of February 23, 2016, except as otherwise disclosed in the notes below, by:

•                  each person who is known by ILG to own beneficially more than 5% of the outstanding common stock based on a review of filings with the SEC;

•                  ILG’s directors;

•                  ILG’s named executive officers; and

•                  ILG’s current executive officers and directors as a group.

Unless otherwise indicated, beneficial owners listed here may be contacted at ILG’s corporate headquarters at 6262 Sunset Drive, Miami, FL 33143. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all common shares set forth opposite their respective names:

	ILG Common Stock
Name and Address of Beneficial Owner	Shares	%
Liberty Interactive Corporation(1) 12300 Liberty Boulevard Englewood, CO 80112	16,643,957	29.0
FMR LLC.(2) 245 Summer Street Boston, Massachusetts 02210	4,568,300	7.9
Blackrock, Inc.(3) 55 East 52nd Street New York, NY 10055	4,072,965	7.1
Van Berkom & Associates(4) 1130 Sherbrooke Street West, Suite 1005 Montreal, Quebec H3A 2M8, Canada	3,174,098	5.5
Weitz Investment Management(5) 1125 South 103rd Street, Suite 2008 Omaha, NE 68124	3,065,336	5.3
The Vanguard Group(6) 100 Vanguard Blvd. Malvern, PA 19355	3,016,492	5.2
Kelvin M. Bloom(7)	78,789	*
David Flowers(8)	6,232	*
Victoria L. Freed(8)	13,921	*
David C. Gilbert(7)	10,793	*
William L. Harvey(7)	214,140	*
Chad Hollingsworth(9)	—	*
Gary S. Howard(8)	59,561	*
Lewis J. Korman(8)	47,561	*
Thomas J. Kuhn(8)	47,353	*
Jeanette E. Marbert(7)	389,305	*
Thomas J. McInerney(8)	105,561	*
Thomas P. Murphy, Jr.(8)	46,561	*
Craig M. Nash(7)	992,932	1.7
Avy H. Stein(8)	62,063	*
All executive officers and directors as a group (17 persons)	2,225,429	3.9

*                                         The percentage of shares beneficially owned does not exceed 1%.

(1)                                 Based upon information reported on Amendment No.1 to Schedule 13D which was filed with the SEC on November 2, 2015. Liberty Interactive Corporation (formerly Liberty Media Corporation) is a publicly traded corporation. According to its Schedule 14A, filed April 28, 2015, Liberty’s chairman, John C. Malone, controls 36.8% of the voting power of Liberty Interactive Corporation.

(2)                                 Based upon information reported on Schedule 13G, which was filed with the SEC on February 12, 2016, FMR LLC and Abigail P. Johnson beneficially own and have sole voting rights over 2,766,400 shares and sole dispositive rights over 4,568,300 shares.

(3)                                 Based upon information reported on Amendment No. 6 to Schedule 13G which was filed with the SEC on January 26, 2016, Blackrock, Inc. and its subsidiaries beneficially own and have sole dispositive rights over 4,072,965 shares and have sole voting rights over 3,983,346 shares.

(4)                                 Based upon information reported on Schedule 13G, which was filed with the SEC on February 5, 2016, Van Berkom & Associates Inc. beneficially owns and has dispositive and voting rights over 3,174,098 shares.

(5)                                 Based upon information reported on Schedule 13G, which was filed with the SEC on January 13, 2016, Weitz Investment Management and Wallace R. Weitz beneficially own and have dispositive rights over 3,065,336 shares and have voting rights over 2,990,336 shares.

(6)                                 Based upon information reported on Schedule 13G, which was filed with the SEC on February 10, 2016, The Vanguard Group beneficially owns and has dispositive rights over 3,016,492 with voting power over 90,998 shares.

(7)                                 Includes RSUs that vest within 60 days after February 23, 2016 in the amounts of 7,917 for Mr. Bloom, 793 for Mr. Gilbert, 71,425 for Mr. Harvey, 82,372 for Ms. Marbert, and 204,846 for Mr. Nash; but excludes additional RSUs that vest more than 60 days after February 23, 2016.

(8)                                 Excludes 7,336 RSUs that vest more than 60 days after February 23, 2016. Additionally, for Mr. Kuhn, excludes 33,313 share units and for Mr. Stein, 19,588 share units under the Non-Employee Director Deferred Compensation Plan, which would be paid no sooner than six months following termination of services as a director of ILG. For Mr. Korman, excludes 2,000 share units held by his private foundation.

(9)                                 Excludes 4,839 RSUs that vest more than 60 days after February 23, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Transactions with Related Persons

ILG has adopted a written policy for the review of transactions with related persons by the audit committee of the board of directors. The policy requires review, approval or ratification of transactions exceeding $120,000 in which ILG is a participant and in which an ILG director, executive officer, a significant stockholder or an immediate family member of any of the foregoing persons has a direct or indirect material interest. The audit committee determines whether these transactions are in, or not inconsistent with, the best interests of ILG and its stockholders, taking into consideration whether they are on terms no less favorable to ILG than those available with other parties and the related person’s interest in the transaction. The relationships and related party transactions described below relating to Liberty were entered into prior to or in connection with ILG’s spin-off from IAC in August 2008. The terms “related person” and “transaction” have the meanings set forth in Item 404(a) of Regulation S-K under the Securities Act.

Agreements with Liberty Media Corporation

As of February 23, 2016, Liberty beneficially owned (within the meaning of Rule 13d-3 under the Exchange Act) 16,643,957 shares or 29.0% of ILG common stock. The following summary describes the material terms of the governance arrangements between ILG and Liberty and related matters and is qualified by reference to the full Amended Spinco Agreement and Amended Registration Rights Agreement, which previously have been filed with the SEC.

Amended Spinco Agreement

On October 27, 2015, ILG and Liberty entered into an agreement which provided for the amendment and restatement of the Spinco Agreement, dated May 13, 2008, by and among Liberty, certain affiliates of Liberty and IAC/Interactive Corp., as subsequently assigned to ILG on August 20, 2008 (the “Amended Spinco Agreement”). The Amended Spinco Agreement provides that, at the closing of the proposed merger of ILG’s subsidiary with and into Vistana, Liberty will be entitled to appoint two directors to the ILG Board of Directors (rather than the three designees Liberty currently has the right to appoint). So long as Liberty continues to beneficially own at least 10% of ILG’s common stock, Liberty will maintain the right to appoint two directors to the ILG Board of Directors. The Amended Spinco Agreement restricts Liberty and its affiliates from acquiring in excess of 35% of ILG’s outstanding shares of common stock without the consent of ILG and restricts transfers by the Liberty Parties (as defined in the agreement) of equity securities of ILG to any person except as specified.

During the period when Liberty continues to have the right to nominate directors to ILG’s board of directors, if ILG’s board of directors determines to pursue certain types of transactions on a negotiated basis (either through an “auction” or with a single bidder), Liberty is granted certain rights to compete with the bidder or bidders, including the right to receive certain notices and information, subject to specified conditions and limitations. In connection with any such transaction that ILG is negotiating with a single bidder, ILG’s board must consider any offer for a transaction made in good faith by Liberty but is not obligated to accept any such offer or to enter into negotiations with Liberty.

If a third party (i) commences a tender or exchange offer for at least 35% of the capital stock of ILG other than pursuant to an agreement with ILG or (ii) publicly discloses that its ownership percentage (based on voting power) exceeds 20% and ILG’s Board fails to take certain actions to block such third party from acquiring an ownership percentage of ILG (based on voting power) exceeding the Applicable Percentage, the Liberty Parties generally will be relieved of the obligations described under “Acquisition Restrictions” above to the extent reasonably necessary to permit Liberty to commence and consummate a competing offer.

The Amended Spinco Agreement, and the respective rights and obligations thereunder, will terminate if Liberty’s beneficial ownership falls below 10% of ILG’s outstanding equity, unless Liberty’s ownership was reduced below 10% not in conjunction with Liberty transferring its shares. In the event Liberty’s ownership is reduced below 10% not in conjunction with Liberty transferring its shares, Liberty’s rights will terminate three years from the date of the Amended Spinco Agreement.

Amended Registration Rights Agreement

On October 27, 2015, ILG and Liberty entered into an agreement which provided for the amendment and restatement of the registration rights agreement, dated as of August 20, 2008, by and among ILG, Liberty and an affiliate of Liberty. The amended and restated registration rights agreement provides Liberty with four demand registration rights and sets the aggregate offering price threshold for any demand registration statement at $50 million. Furthermore, ILG must prepare a demand registration statement requested by Liberty on the earlier of the termination of the merger agreement for the Vistana transaction and 60 days following the consummation of the transactions contemplated by the merger agreement.

Other

An officer of Royal Caribbean Cruises Ltd., Victoria L. Freed, is part of our board of directors. Through the travel services we offer, we sell Royal Caribbean cruises. During 2015, we recorded revenue of $0.9 million for these sales and Royal Caribbean had $7.1 million of gross sales from our bookings of their cruises, which in each case is less than 5% of gross revenues for the year.

Director Independence.

ILG’s board of directors currently consists of eleven members. The board of directors has affirmatively determined that each of Mr. Flowers, Ms. Freed, Mr. Hollingsworth, Mr. Howard, Mr. Korman, Mr. Kuhn, Mr. McInerney, Mr. Murphy and Mr. Stein are “independent directors” within the meaning of the NASDAQ’s listing standards. In making this determination, the board of directors considers information regarding transactions, relationships and arrangements involving

ILG and its businesses and each director that it deems relevant to independence, including those required by NASDAQ listing standards. This information is obtained from director responses to a questionnaire circulated by ILG management, ILG records and publicly available information. ILG management monitors those transactions, relationships and arrangements that are relevant to determinations of independence, and solicits updated information potentially relevant to independence from internal personnel and directors, to determine whether there have been any developments that could potentially have an adverse impact on ILG’s prior independence determinations.

Consistent with these considerations, the board of directors has reviewed all relationships and material transactions past and present between ILG and the members of the board (and their respective affiliated companies) and has affirmatively determined that each of Mr. Flowers, Ms. Freed, Mr. Hollingsworth, Mr. Howard, Mr. Korman, Mr. Kuhn, Mr. McInerney, Mr. Murphy and Mr. Stein are “independent directors” within the meaning of the NASDAQ’s listing standards. In particular, the board considered past and present relationships which directors had with ILG, its former parent, IAC, with Liberty Interactive Corporation (formerly Liberty Media Corporation) as well as, for Ms. Freed, commercial transactions between ILG’s businesses and Royal Caribbean International’s businesses and for Mr. Murphy, his minority interest in a resort that is in the Interval Network. With respect to the remaining directors, Mr. Nash and Ms. Marbert are executives of ILG.

Item 14.  Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ FEES

The following table sets forth fees for professional services rendered by Ernst & Young LLP for fiscal years 2015 and 2014.

	2015 Estimated Fees	2014 Actual Fees
Audit Fees(1)(3)	$2,406,090	$2,418,933
Audit-Related Fees(2)	747,884	107,910
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$3,153,974	$2,526,843

(1)                                 Includes fees and expenses related to the fiscal year integrated audit, AU Section 722, Interim Financial Information, statutory audits of foreign subsidiaries, opinion on the Report of Key Operating Exchange Statistics of Interval International and debt compliance, and SEC filings, including consents and comment letters, notwithstanding when fees and expenses were billed or when the services were rendered.

(2)                                 Includes fees and expenses for services rendered during the respective year related to due diligence services, including accounting consultation in connection with pending business combinations, and auditor’s examination on Aston’s property accounting services for third party-owned properties.

(3)                                 Amounts in local currencies are converted at the respective exchange rates at December 31, 2015.

Audit Committee Pre-Approval of Independent Accountant Services

The audit committee pre-approves, on an individual basis, all audit and permissible non-audit services provided by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services.

Appendix A

ADJUSTED EBITDA REPORTED RECONCILIATION

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Adjusted EBITDA	$184,888	$172,705	$166,243
Non-cash compensation expense	(13,470)	(11,363)	(10,428)
Other non-operating income, net	3,558	2,012	259
Acquisition related and restructuring costs	(7,585)	(7,058)	(4,467)
Prior period item	—	—	3,496
Impact of purchase accounting	(1,150)	—	—
Other special items	(153)	2,435	—
EBITDA	166,088	158,731	155,103
Amortization expense of intangibles	(13,954)	(12,301)	(8,133)
Depreciation expense	(17,449)	(15,712)	(14,531)
Less: Net income attributable to noncontrolling interests	1,933	3,018	565
Equity in earnings from unconsolidated entities	(4,916)	(4,630)	—
Less: Other non-operating income, net	(3,558)	(2,012)	(259)
Operating income	128,144	127,094	132,745
Interest income	1,118	412	362
Interest expense	(21,401)	(7,149)	(6,172)
Other non-operating income, net	3,558	2,012	259
Equity in earnings from unconsolidated entities	4,916	4,630	—
Income tax provision	(41,087)	(45,051)	(45,412)
Net income	75,248	81,948	81,782
Net income attributable to noncontrolling interests	(1,933)	(3,018)	(565)
Net income attributable to common stockholders	$73,315	$78,930	$81,217

ADJUSTED EBITDA INCENTIVE CALCULATION RECONCILIATION

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Adjusted EBITDA	$183,738	$175,140	$169,533
Non-cash compensation expense	(13,470)	(11,363)	(10,428)
Other non-operating income, net	3,558	2,012	259
Acquisition related and restructuring costs	(7,585)	(7,058)	(3,696)
Net income attributable to noncontrolling interests	—	—	(565)
Other special items	(153)	—	—
EBITDA	166,088	158,731	155,103
Amortization expense of intangibles	(13,954)	(12,301)	(8,133)
Depreciation expense	(17,449)	(15,712)	(14,531)
Less: Net income attributable to noncontrolling interests	1,933	3,018	565
Equity in earnings from unconsolidated entities	(4,916)	(4,630)	—
Less: Other non-operating income, net	(3,558)	(2,012)	(259)
Operating income	128,144	127,094	132,745
Interest income	1,118	412	362
Interest expense	(21,401)	(7,149)	(6,172)
Other non-operating income, net	3,558	2,012	259
Equity in earnings from unconsolidated entities	4,916	4,630	—
Income tax provision	(41,087)	(45,051)	(45,412)
Net income	75,248	81,948	81,782
Net income attributable to noncontrolling interests	(1,933)	(3,018)	(565)
Net income attributable to common stockholders	$73,315	$78,930	$81,217

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income attributable to common stockholders	$73,315	$78,930	$81,217
Prior period item	—	—	(3,496)
Acquisition related and restructuring costs	7,585	7,058	4,467
Other non-operating foreign currency remeasurements	(3,768)	(2,303)	(589)
Impact of purchase accounting	1,150	1,527	—
Other special items	153	(3,962)	—
Income tax impact on adjusting items(1)	(2,016)	(904)	(132)
Adjusted net income	$76,419	$80,346	$81,467
Earnings per share attributable to common stockholders:
Basic	$1.28	$1.38	$1.42
Diluted	$1.26	$1.36	$1.40
Adjusted earnings per share:
Basic	$1.33	$1.40	$1.42
Diluted	$1.32	$1.39	$1.41
Weighted average number of common stock outstanding:
Basic	57,400	57,343	57,243
Diluted	57,989	57,953	57,832

(1)                                 Tax rate utilized is the applicable effective tax rate respective to the period to the extent amounts are deductible

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(3)                                 Exhibits

The documents set forth below in the Index of Exhibits, numbered in accordance with Item 601 of Regulation S-K, are filed herewith or incorporated herein by reference to the location indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2016.

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

*                                         Filed Herewith.