Form 10-Q
period 2016-03-31
Interval Leisure Group, Inc.
filed 2016-05-10
CIK 1434620

As filed with the Securities and Exchange Commission on May 9, 2016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1‑34062

INTERVAL LEISURE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26‑2590997 (I.R.S. Employer Identification No.)
6262 Sunset Drive, Miami, FL (Address of Registrant’s principal executive offices)	33143 (Zip Code)

(305) 666‑1861

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of May 4, 2016, 58,026,708 shares of the registrant’s common stock were outstanding.

PART I—FINANCIAL STATEMENTS

Item 1.  Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$185,922	$184,552
Cost of sales (exclusive of depreciation and amortization shown separately below)	82,688	82,357
Gross profit	103,234	102,195
Selling and marketing expense	17,991	18,208
General and administrative expense	37,829	35,895
Amortization expense of intangibles	3,201	3,501
Depreciation expense	4,668	4,269
Operating income	39,545	40,322
Other income (expense):
Interest income	284	267
Interest expense	(6,233)	(2,753)
Other income, net	556	921
Equity in earnings from unconsolidated entities	1,242	1,524
Total other expense, net	(4,151)	(41)
Earnings before income taxes and noncontrolling interests	35,394	40,281
Income tax provision	(12,639)	(14,492)
Net income	22,755	25,789
Net income attributable to noncontrolling interests	(573)	(527)
Net income attributable to common stockholders	$22,182	$25,262
Earnings per share attributable to common stockholders:
Basic	$0.38	$0.44
Diluted	$0.38	$0.44
Weighted average number of shares of common stock outstanding:
Basic	57,619	57,179
Diluted	57,954	57,747
Dividends declared per share of common stock	$0.12	$0.12

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$22,755	$25,789
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(4,556)	(7,421)
Total comprehensive income, net of tax	18,199	18,368
Less: Net income attributable to noncontrolling interests, net of tax	(573)	(527)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	(912)	1,681
Total comprehensive loss (income) attributable to noncontrolling interests	(1,485)	1,154
Comprehensive income attributable to common stockholders	$16,714	$19,522

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2016	2015

ASSETS
Cash and cash equivalents	$96,850	$93,088
Restricted cash and cash equivalents	12,043	16,638
Accounts receivable, net of allowance of $170 and $163, respectively	83,908	47,959
Vacation ownership mortgages receivable, net	5,741	5,913
Vacation ownership inventory	44,979	47,006
Deferred membership costs	8,109	8,126
Prepaid income taxes	190	12,656
Prepaid expenses and other current assets	30,684	25,993
Total current assets	282,504	257,379
Vacation ownership mortgages receivable, net	27,074	26,325
Investments in unconsolidated entities	44,193	38,319
Property and equipment, net	92,765	91,482
Goodwill	560,904	561,413
Intangible assets, net	244,413	250,367
Deferred membership costs	9,650	9,830
Deferred income taxes	273	277
Other non-current assets	44,457	43,715
TOTAL ASSETS	$1,306,233	$1,279,107
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$22,490	$35,998
Deferred revenue	108,010	85,684
Accrued compensation and benefits	29,125	26,880
Member deposits	7,696	7,565
Accrued expenses and other current liabilities	69,463	55,858
Total current liabilities	236,784	211,985
Long-term debt	402,988	415,700
Other long-term liabilities	19,259	18,822
Deferred revenue	87,424	87,061
Deferred income taxes	82,273	79,420
Total liabilities	828,728	812,988
Redeemable noncontrolling interest	713	708
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $0.01 par value; issued 60,390,032 and 59,853,933 shares, respectively	604	599
Treasury stock— 2,363,324 shares at cost	(35,034)	(35,034)
Additional paid-in capital	214,448	214,089
Retained earnings	295,653	280,648
Accumulated other comprehensive loss	(31,953)	(28,309)
Total ILG stockholders’ equity	443,718	431,993
Noncontrolling interests	33,074	33,418
Total equity	476,792	465,411
TOTAL LIABILITIES AND EQUITY	$1,306,233	$1,279,107

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share data)

(Unaudited)

										Accumulated
			Total ILG					Additional		Other
	Total	Noncontrolling	Stockholders’	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Equity	Interest	Equity	Amount	Shares	Amount	Shares	Capital	Earnings	Loss
Balance as of December 31, 2015	$465,411	$33,418	$431,993	$599	59,853,933	$(35,034)	2,363,324	$214,089	$280,648	$(28,309)
Net income	22,750	568	22,182	—	—	—	—	—	22,182	—
Other comprehensive loss, net of tax	(4,556)	(912)	(3,644)	—	—	—	—	—	—	(3,644)
Non-cash compensation expense	3,608	—	3,608	—	—	—	—	3,608	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(1,557)	—	(1,557)	5	536,099	—	—	(1,562)	—	—
Change in excess tax benefits from stock-based awards	(1,960)	—	(1,960)	—	—	—	—	(1,960)	—	—
Deferred stock compensation expense	55	—	55	—	—	—	—	55	—	—
Dividends declared on common stock	(6,959)	—	(6,959)	—	—	—	—	218	(7,177)	—
Balance as of March 31, 2016	$476,792	$33,074	$443,718	$604	60,390,032	$(35,034)	2,363,324	$214,448	$295,653	$(31,953)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$22,755	$25,789
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	3,201	3,501
Amortization of debt issuance costs	444	223
Depreciation expense	4,668	4,269
Provision for loan losses	489	—
Non-cash compensation expense	3,608	3,522
Deferred income taxes	727	(737)
Equity in earnings from unconsolidated entities	(1,242)	(1,524)
Excess tax benefits from stock-based awards	(197)	(1,817)
Gain/ (loss) on disposal of property and equipment	(1)	218
Changes in operating assets and liabilities:
Restricted cash	4,595	4,801
Accounts receivable	(35,803)	(20,121)
Vacation ownership mortgages receivable	(1,067)	2,121
Vacation ownership inventory	2,027	1,634
Prepaid expenses and other current assets	(4,429)	3,215
Prepaid income taxes and income taxes payable	12,339	13,914
Accounts payable and other current liabilities	2,943	1,516
Deferred income	23,113	22,313
Other, net	1,937	1,868
Net cash provided by operating activities	40,107	64,705
Cash flows from investing activities:
Capital expenditures	(6,576)	(4,804)
Investment in unconsolidating entity	(4,650)	—
Investment in financing receivables	(2,250)	—
Other	(2)	(6)
Net cash used in investing activities	(13,478)	(4,810)
Cash flows from financing activities:
Payments on revolving credit facility	(13,000)	(30,000)
Payments of debt issuance costs	(11)	(180)
Dividend payments to stockholders	(6,959)	(6,892)
Withholding taxes on vesting of restricted stock units	(1,557)	(4,333)
Proceeds from the exercise of stock options	—	63
Excess tax benefits from stock-based awards	197	1,817
Net cash used in financing activities	(21,330)	(39,525)
Effect of exchange rate changes on cash and cash equivalents	(1,537)	(3,771)
Net increase in cash and cash equivalents	3,762	16,599
Cash and cash equivalents at beginning of period	93,088	80,493
Cash and cash equivalents at end of period	$96,850	$97,092
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$897	$2,443
Income taxes, net of refunds	$(429)	$1,279

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

Interval Leisure Group, Inc., or ILG, is a leading global provider of non-traditional lodging, encompassing a portfolio of leisure businesses from vacation exchange and rental to vacation ownership. We operate in the following two segments: Exchange and Rental and Vacation Ownership (VO). Exchange and Rental offers access to vacation accommodations and other travel-related transactions and services to leisure travelers, by providing vacation exchange services and vacation rental, working with resort developers and operating vacation rental properties. Vacation Ownership engages in the management of vacation ownership resorts; sales, marketing, and financing of vacation ownership interests (VOIs); and related services to owners and associations.

The Exchange and Rental operating segment consists of Interval International (referred to as Interval), the Hyatt Residence Club, the Trading Places International (known as TPI) operated exchange business, and Aqua-Aston Holdings, Inc. (referred to as Aqua-Aston). The Vacation Ownership operating segment consists of the management related lines of business of Vacation Resorts International (or VRI), TPI, VRI Europe and Hyatt Vacation Ownership (HVO), as well as the HVO sales and financing of VOIs.

ILG was incorporated as a Delaware corporation in May 2008 in connection with a plan by IAC/InterActiveCorp, or IAC, to separate into five publicly traded companies, referred to as the "spin-off." ILG commenced trading on The NASDAQ Stock Market in August 2008 under the symbol "IILG."

On April 20, 2016, our stockholders approved the issuance of ILG common stock in connection with the previously announced acquisition of the vacation ownership business of Starwood Hotels & Resorts Worldwide, Inc., or Starwood, known as Vistana Signature Experiences or Vistana. At closing, Starwood will spin-off Vistana to its stockholders immediately prior to the merger of Vistana with and into a wholly owned subsidiary of ILG. In the merger, ILG will issue approximately 72.4 million shares of ILG common stock to the holders who received Vistana common stock in the spin-off. Additionally, ILG will directly purchase certain Mexican entities and a note receivable for total consideration of approximately $125 million, which is subject to post-closing adjustment. In connection with the acquisition, Vistana will enter into an exclusive, 80-year global license agreement with Starwood for the use of the Westin® and Sheraton® brands in vacation ownership. Also, Vistana will also have the non-exclusive license for the existing St. Regis® and The Luxury Collection® vacation ownership properties.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of ILG’s management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not indicative of the results that may be expected for a full year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10‑K.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2015 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the three months ended March 31, 2016.

Accounting Estimates

ILG’s management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

Significant estimates underlying the accompanying condensed consolidated financial statements include: the recovery of long‑lived assets as well as goodwill and other intangible assets; purchase price allocations of business combinations; loan loss reserves for vacation ownership mortgages receivable; the determination of deferred income taxes including related valuation allowances; the determination of deferred revenue and membership costs; and the determination of stock‑based compensation. In the opinion of ILG’s management, the assumptions underlying the historical condensed consolidated financial statements of ILG and its subsidiaries are reasonable.

Earnings per Share

Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units (“RSUs”) using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 0.6 million RSUs and 0.9 million stock options and RSUs for the three months ended March 31, 2016 and 2015, respectively, as the effect of their inclusion would have been antidilutive to earnings per share.

In connection with the spin-off, stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. As of March 31, 2016, there were no stock options outstanding, and there were 0.8 million stock options outstanding as of March 31, 2015.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Basic weighted average shares of common stock outstanding	57,619	57,179
Net effect of common stock equivalents assumed to be vested related to RSUs	335	565
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	—	3
Diluted weighted average shares of common stock outstanding	57,954	57,747

Recent Accounting Pronouncements

With the exception of those discussed below, there are no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in our 2015 Annual Report on Form 10‑K that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In March 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The purpose of ASU 2016-10 is to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance (while retaining the related principles for those areas). Also, in March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”). The amendments in ASU 2016-08 serve to clarify the implementation guidance on principal vs. agent considerations. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer to promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in these two ASUs are effective for fiscal years beginning after December 15, 2017 (and interim periods within that period). Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Given the complexities of this new revenue recognition standard (Topic 606), we are unable to determine, at this time, whether adoption of this standard and its associated ASUs will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact to our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-03”), to simplify the current accounting for Stock Compensation. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance will be effective for public entities for annual periods beginning after December 15, 2016 and interim periods therein. Early adoption of ASU 2016‑09 as of its issuance is permitted. We are currently assessing the future impact of adopting the new stock compensation standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323)” (“ASU 2016-07”). The amendments in this ASU require, among other items, that an equity method investor add the cost of acquiring an additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting, as well as eliminates certain other existing requirements. ASU 2016-07 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that would result in adoption of the equity method and earlier application is permitted. We are currently assessing the future impact of this accounting standard update on our consolidated financial statements.

Adopted Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805).” The purpose of the ASU is to simplify the accounting for measurement-period adjustments related to business combinations. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period, in the reporting period in which the adjustment amounts are determined. The amendments in this update are effective for fiscal years beginning after December 31, 2015, including interim periods within the fiscal year and should be applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). The FASB amended its guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The guidance also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. Instead, entities will account for these arrangements as licenses of intangible assets. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The amendments in this topic are intended to improve and simplify targeted areas of the consolidation guidance. ASU 2015-02 modifies the method for determining whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities. Further, it eliminates the presumption that a general partner should consolidate a limited partnership and impacts the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The ASU is effective for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years). The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015‑01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225‑20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015‑01”). ASU 2015‑01 eliminates from generally accepted accounting principles (GAAP) the concept of extraordinary items as part of the FASB’s initiative to reduce complexity in accounting standards (the Simplification Initiative). Existing guidance requires a reporting entity to separately classify, present and disclose extraordinary events and transactions if the event or transaction meets both of the following criteria for extraordinary item classification: unusual nature and infrequency of occurrence. Under ASU 2015‑01, the concept of extraordinary item is eliminated from the ASC Master Glossary and replaced with definitions for infrequency of occurrence and unusual nature. The presentation and existing disclosure guidance for items that are unusual in nature or occur infrequently are retained and expanded to include items that are both unusual in nature and occur infrequently. The ASU is effective for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years). A reporting entity may apply the amendments in the ASU prospectively and also may apply the amendments retrospectively to all prior periods presented in the financial statements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014‑12, “Compensation—Stock Compensation (Topic 718): Accounting for Share‑Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014‑12”). ASU 2014‑12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share‑based payment award as performance conditions that affect vesting. No new disclosures are required under ASU 2014‑12. The ASU is effective for fiscal years beginning after December 15, 2015 (and interim periods within that period). In addition, all entities will have the option of applying the guidance either prospectively or retrospectively. The adoption of this guidance, on a prospective basis, did not have a material impact on our consolidated financial statements.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Pursuant to FASB guidance as codified within ASC 350, “Intangibles—Goodwill and Other,” goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date.

ILG is comprised of two operating and reportable segments: Exchange and Rental and Vacation Ownership, each of which contain two reporting units as follows:

OPERATING SEGMENTS
Exchange and Rental	Vacation Ownership
Exchange reporting unit	VO management reporting unit
Rental reporting unit	VO sales and financing reporting unit

The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill as of March 31, 2016 and December 31, 2015 (in thousands):

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2016	Additions	Deductions	Translation	Impairment	March 31, 2016
Exchange	$495,748	$—	$—	$—	$—	$495,748
Rental	20,396	—	—	—	—	20,396
VO management	38,323	—	—	(509)	—	37,814
VO sales and financing	6,946	—	—	—	—	6,946
Total	$561,413	$—	$—	$(509)	$—	$560,904

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2015	Additions	Deductions	Translation	Impairment	December 31, 2015
Exchange	$495,748	$—	$—	$—	$—	$495,748
Rental	20,396	—	—	—	—	20,396
VO management	39,160	—	—	(837)	—	38,323
VO sales and financing	6,946	—	—	—	—	6,946
Total	$562,250	$—	$—	$(837)	$—	$561,413

Other Intangible Assets

The balance of other intangible assets, net as of March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31,	December 31,
	2016	2015
Intangible assets with indefinite lives	$124,920	$127,345
Intangible assets with definite lives, net	119,493	123,022
Total intangible assets, net	$244,413	$250,367

The $2.4 million change in our indefinite-lived intangible assets during the three months ended March 31, 2016 reflects the associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

At March 31, 2016 and December 31, 2015, intangible assets with indefinite lives relate to the following (in thousands):

	March 31,	December 31,
	2016	2015
Resort management contracts	$81,003	$83,429
Trade names and trademarks	43,917	43,916
Total	$124,920	$127,345

At March 31, 2016, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$168,400	$(132,152)	$36,248
Purchase agreements	75,879	(75,879)	—
Resort management contracts	128,745	(48,819)	79,926
Technology	25,076	(25,076)	—
Other	21,788	(18,469)	3,319
Total	$419,888	$(300,395)	$119,493

At December 31, 2015, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net
Customer relationships	$168,400	$(131,710)	$36,690
Purchase agreements	75,879	(75,879)	—
Resort management contracts	129,168	(46,576)	82,592
Technology	25,076	(25,076)	—
Other	21,798	(18,058)	3,740
Total	$420,321	$(297,299)	$123,022

In accordance with our policy on the recoverability of long-lived assets, we review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (asset group) may be impaired. For the three months ended March 31, 2016 and the year ended December 31, 2015, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test was not warranted.

Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $3.2 million and $3.5 million for the three months ended March 31, 2016 and 2015, respectively. Based on March 31, 2016 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in thousands):

Twelve month period ending March 31,
2017	$12,275
2018	11,180
2019	10,567
2020	10,028
2021	10,028
2022 and thereafter	65,415
$119,493

NOTE 4—VACATION OWNERSHIP INVENTORY

As part of our acquisition of HVO on October 1, 2014, we acquired vacation ownership inventory which primarily consists of unsold vacation ownership intervals that are available for sale in their current form. As of March 31, 2016 and December 31, 2015, vacation ownership inventory is comprised of the following (in thousands):

	March 31,	December 31,
	2016	2015
Completed unsold vacation ownership interests	$44,352	$46,379
Land held for development	627	627
Total inventory	$44,979	$47,006

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE

Vacation ownership mortgages receivable is comprised of various mortgage loans related to our financing of vacation ownership interval sales. As part of our acquisition of HVO on October 1, 2014, we acquired an existing portfolio of vacation ownership mortgages receivable. These loans are accounted for using the expected cash flows method of recognizing discount accretion based on the acquired loans’ expected cash flows pursuant to ASC 310-30, “Loans acquired with deteriorated credit quality.” At acquisition, we recorded these acquired loans at fair value, including a credit discount which is accreted as an adjustment to yield over the loan pools’ estimate life. Originated loans as of March 31, 2016 and December 31, 2015 represent vacation ownership mortgages receivable originated by ILG, or more specifically our Vacation Ownership segment, subsequent to the acquisition of HVO on October 1, 2014.

Vacation ownership mortgages receivable carrying amounts as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Acquired vacation ownership mortgages receivable at various stated interest rates with varying payment through 2024 (see below)	$21,454	$23,362
Originated vacation ownership mortgages receivable at various stated interest rates with varying payment through 2025 (see below)	13,652	10,811
Less allowance for loan losses on originated loans	(2,291)	(1,935)
Net vacation ownership mortgages receivable	$32,815	$32,238

The fair value of our acquired loans as of the acquisition date was determined by use of a discounted cash flow approach which calculates a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective loans, while considering anticipated defaults and early repayments determined based on historical experience. Consequently, the fair value of these acquired loans recorded on our consolidated balance sheet as of the acquisition date includes an estimate for future loan losses which becomes the historical cost basis for that existing portfolio going forward. As of March 31, 2016 and December 31, 2015, the contractual outstanding balance of the acquired loans, which represents contractually-owed future principal amounts and accrued interest, was $24.4 million and $25.8 million, respectively.

The table below presents a rollforward from December 31, 2015 of the accretable yield (interest income) expected to be earned related to our acquired loans, as well as the amount of non-accretable difference at the end of the period. Nonaccretable difference represents estimated contractually required payments in excess of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the carrying amount of the acquired loans.

Three Months Ended
Accretable Yield	March 31, 2016
Balance, beginning of period	$11,706
Accretion	(918)
Reclassification between nonaccretable difference	(179)
Balance, end of period	$10,609

Nonaccretable difference, end of period balance	$4,804

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

Vacation ownership mortgages receivable as of March 31, 2016 are scheduled to mature as follows (in thousands):

	Vacation Ownership Mortgages Receivable
	Acquired	Originated
Twelve month period ending March 31,	loans	loans	Total
2017	$4,935	$806	$5,741
2018	4,160	906	5,066
2019	3,358	1,008	4,366
2020	3,048	1,131	4,179
2021	3,073	1,271	4,344
2022 and thereafter	6,510	8,530	15,040
Total	25,084	13,652	38,736
Less: discount on acquired loans(1)	(3,630)	—	(3,630)
Less: allowance for losses	—	(2,291)	(2,291)
Net vacation ownership mortgages receivable	$21,454	$11,361	$32,815
Weighted average stated interest rate as of March 31, 2016	13.9%	13.9%
Range of stated interest rates as of March 31, 2016	12.5% to 17.9%	12.9% to 14.9%

(1)     The difference between the contractual principal amount of acquired loans of $24.4 million and the net carrying amount of $21.5 million as of March 31, 2016 is related to the application of ASC 310-30.

Collectability

We assess our vacation ownership mortgages receivable portfolio of loans for collectability on an aggregate basis. Estimates of uncollectability pertaining to our originated loans are recorded as provisions in the vacation ownership mortgages receivable allowance for losses. For originated loans, we record an estimate of uncollectability as a reduction of sales of vacation ownership intervals in the accompanying condensed consolidated statements of income at the time revenue is recognized on a vacation ownership interval sale. We evaluate our originated loan portfolio collectively as they are largely homogeneous, smaller-balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgages receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio. As of March 31, 2016, allowance for losses of $2.3 million for uncollectability was recorded to the vacation ownership mortgages receivable allowance for losses related solely to our originated loans.

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

At March 31, 2016, the weighted average FICO score within our acquired and originated loan pools was 703 and 713, respectively, based upon the outstanding loan balance at time of origination. The average estimated rate for all future defaults for our outstanding pool of loans as of March 31, 2016 was 10.7%.

On an ongoing basis, we monitor credit quality of our vacation ownership mortgages receivable portfolio based on payment activity as follows:

•	Current—The consumer’s note is in good standing as payments and reporting are current per the terms contractually stipulated in the agreement.

•	Past‑due—We consider a vacation ownership mortgage receivable to be past‑due based on the contractual terms of each individual financing agreement.

•

Non‑performing—Vacation ownership mortgages receivable are considered non‑performing if interest or principal is more than 120 days past due. All non‑performing loans are placed on non‑accrual status and we do not resume interest accrual until the receivable becomes contractually current. We apply payments we receive for vacation ownership notes receivable on non‑performing status first to interest, then to principal, and any remainder to fees.

Our aged analysis of past‑due vacation ownership mortgages receivable and the gross balance of vacation ownership mortgages receivable greater than 90 days past‑due as of March 31, 2016 is as follows (in thousands):

	Vacation Ownership Mortgages
	Receivable
	Acquired	Originated
	loans	loans	Total
Receivables past due	$932	$277	$1,209
Receivables greater than 90 days past due	$81	$12	$93

Our aged analysis of past‑due vacation ownership mortgages receivable and the gross balance of vacation ownership mortgages receivable greater than 90 days past‑due as of December 31, 2015 is as follows (in thousands):

	Vacation Ownership Mortgages
	Receivable
	Acquired	Originated
	loans	loans	Total
Receivables past due	$1,046	$243	$1,289
Receivables greater than 90 days past due	$206	$27	$233

NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES

Our investments in unconsolidated entities, recorded under the equity method of accounting in accordance with guidance in ASC 323, “Investments—Equity Method and Joint Ventures,” primarily consists of an ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a vacation ownership resort in the state of Hawaii. This joint venture was acquired in connection with our acquisition of HVO and was recorded at fair value on the acquisition date. Our equity income from investments in unconsolidated entities, recorded in equity in earnings from unconsolidated entities in the accompanying condensed consolidated statement of income, was $1.2 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively.

The ownership percentages of the Maui Timeshare Venture, LLC investment is 33.0% and ownership percentages of the other investments range from 25.0% to 50.0%. The carrying value of our investments in unconsolidated entities as of March 31, 2016 and December, 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Maui Timeshare Venture, LLC	$39,016	$37,762
Other	5,177	557
Total	$44,193	$38,319

The change from December 31, 2015 principally represents an investment made in the first quarter in a fee-for-service, real-estate brokerage firm that specializes in reselling resort timeshare properties on behalf of independent homeowners’ associations at legacy or sold-out resorts.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment, net is as follows (in thousands):

	March 31,	December 31,
	2016	2015
Computer equipment	$23,354	$23,172
Capitalized software (including internally developed software)	110,236	108,614
Land, buildings and leasehold improvements	51,346	50,978
Furniture and other equipment	17,528	16,681
Projects in progress	21,747	18,729
	224,211	218,174
Less: accumulated depreciation and amortization	(131,446)	(126,692)
Total property and equipment, net	$92,765	$91,482

NOTE 8—LONG-TERM DEBT

Long‑term debt is as follows (in thousands):

	March 31,	December 31,
	2016	2015
Revolving credit facility (interest rate of 2.69% at March 31, 2016 and 2.68% at December 31, 2015)	$62,000	$75,000
5.625% senior notes	350,000	350,000
Unamortized debt issuance costs (revolving credit facility)	(2,798)	(3,015)
Unamortized debt issuance costs (senior notes)	(6,214)	(6,285)
Total long-term debt, net of debt issuance costs	$402,988	$415,700

Credit Facility

In April 2014, we entered into the first amendment to the June 21, 2012 amended and restated credit agreement (the “Amended Credit Agreement”) which increased the revolving credit facility from $500 million to $600 million, extended the maturity of the credit facility to April 8, 2019 and provided for certain other amendments to covenants. The terms related to interest rates and commitment fees remained unchanged. In November 2014, we entered into a second amendment which primarily provides for a second letter of credit issuer and certain other amendments to covenants. Under this amendment, the financial covenants, interest rates, commitment fees and other significant terms remain unchanged. On April 10, 2015, we entered into a third amendment which changed the leverage-based financial covenant from a maximum consolidated total leverage to EBITDA ratio of 3.5 to 1.0 to a maximum consolidated secured leverage to EBITDA ratio of 3.25 to 1.0. In addition, the amendment adds an incurrence test allowing a maximum consolidated total leverage to EBITDA ratio of 4.5 to 1.0 on a pro forma basis in certain circumstances in which we make acquisitions or investments, incur additional indebtedness or make restricted payments. Also, the amendment added a new pricing level to the pricing grid applicable when the consolidated total leverage to EBITDA ratio equals or exceeds 3.5 to 1.0. This pricing level is either LIBOR plus 2.5% or the base rate plus 1.5% and requires a commitment fee on undrawn amounts of 0.4% per annum. There were no other material changes under this amendment.

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

As of March 31, 2016, there was $62.0 million outstanding. Any principal amounts outstanding under the revolving credit facility are due at maturity. As of March 31, 2016, the interest rate on the Amended Credit Agreement is based on (at our election) either LIBOR plus a predetermined margin that ranged from 1.25% to 2.5%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranged from 0.25% to 1.5%, in each case based on our consolidated total leverage ratio. As of March 31, 2016, the applicable margin was 2.25% per annum for LIBOR revolving loans and 1.25% per annum for Base Rate loans. As of March 31, 2016, the Amended Credit Agreement has a commitment fee on undrawn amounts that ranged from 0.25% to 0.40% per annum based on our leverage ratio and as of March 31, 2016 the commitment fee was 0.375%.

Pursuant to the Amended Credit Agreement, all obligations under the revolving credit facility are unconditionally guaranteed by ILG and certain of its subsidiaries. Borrowings are further secured by (1) 100% of the voting equity securities of ILG’s U.S. subsidiaries and 65% of the equity in our first‑tier foreign subsidiaries and (2) substantially all of our domestic tangible and intangible property.

Senior Notes

On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting offering related expenses, were $343.1 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. As of March 31, 2016, total unamortized debt issuance costs relating to these senior notes were $6.2 million, which are presented as a direct deduction from the principal amount. Interest on the senior notes is paid semi-annually in arrears on April 15 and October 15 of each year and the senior notes are fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries that are required to guarantee the Amended Credit Facility. Additionally, the voting stock of the issuer and the subsidiary guarantors is 100% owned by ILG. The senior notes are redeemable from April 15, 2018 at a redemption price starting at 104.219% which declines over time.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We are in compliance with this covenant as of March 31, 2016. In addition, the Amended Credit Agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. We are also required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of March 31, 2016, the maximum consolidated secured leverage ratio was 3.25x and the minimum consolidated interest coverage ratio was 3.0x. As of

March 31, 2016, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated secured leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 0.36 and 7.75, respectively.

Interest Expense and Debt Issuance Costs

Interest expense for the three months ended March 31, 2016 and 2015 was $6.2 million and $2.8 million, respectively. Interest expense for these periods is net of negligible capitalized interest relating to internally-developed software.

As of March 31, 2016, total unamortized debt issuance costs were $9.0 million, net of $4.0 million of accumulated amortization, incurred in connection with the issuance and various amendments to our Amended Credit Agreement as well as the issuance of our senior notes in April 2015. As of December 31, 2015, total unamortized debt issuance costs were $9.3 million, net of $3.5 million of accumulated amortization. Unamortized debt issuance costs are presented as a reduction of long-term debt in the accompanying condensed consolidated balance sheets, pursuant to ASC 2015-03. Unamortized debt issuance costs are amortized to interest expense through the maturity date of our respective debt instruments using the effective interest method for those costs related to our senior notes, and on a straight-line basis for costs related to our Amended Credit Agreement.

NOTE 9—FAIR VALUE MEASUREMENTS

In accordance with ASC Topic 820, “Fair Value Measurement,” (“ASC 820”) the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using a three‑tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1—Observable inputs that reflect quoted prices in active markets

Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3—Unobservable inputs in which little or no market data exists, therefore requiring the company to develop its own assumptions

Fair Value of Financial Instruments

The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the three months ended March 31, 2016. Our financial instruments are detailed in the following table.

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Cash and cash equivalents	$96,850	$96,850	$93,088	$93,088
Restricted cash and cash equivalents	12,043	12,043	16,638	16,638
Financing receivables	18,101	18,101	16,133	16,133
Vacation ownership mortgages receivable	32,815	33,990	32,238	33,573
Investments in marketable securities	11,386	11,386	11,392	11,392
Revolving credit facility(1)	(59,202)	(62,000)	(71,985)	(75,000)
Senior notes(1)	(343,786)	(354,375)	(343,715)	(348,250)

(1)

As of March, 31, 2016, the carrying value of our revolving credit facility and senior notes include $2.8 million and $6.2 million of debt issuance costs, respectively, which are presented as a direct reduction of the corresponding liability.

The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying condensed consolidated balance sheets approximate fair value as they are redeemable at par upon notice or maintained with various high‑quality financial institutions and have original maturities of three months or less. Under the fair value hierarchy established in ASC 820, cash and cash equivalents and restricted cash and cash equivalents are stated at fair value based on quoted prices in active markets for identical assets (Level 1).

The financing receivables as of March 31, 2016 are presented in our consolidated balance sheet within other non‑current assets and principally pertains to a convertible secured loan to CLC that matures October of 2019 with interest payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion. The carrying value of this financing receivable approximates fair value through inputs inherent to the originating value of this loan, such as interest rates and ongoing credit risk accounted for through non‑recurring adjustments for estimated credit losses as necessary (Level 2). The stated interest rate on this loan is comparable to market. Interest is recognized within our “Interest income” line item in our condensed consolidated statement of income for the three months ended March 31, 2016.

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

Investments in marketable securities consist of marketable securities (mutual funds) related to a deferred compensation plan that is funded in a Rabbi trust as of March 31, 2016 and classified as other noncurrent assets in the accompanying condensed consolidated balance sheets. This deferred compensation plan was created and funded in connection with the HVO acquisition. Participants in the deferred compensation plan unilaterally determine how their compensation deferrals are invested within the confines of the Rabbi trust which holds the marketable securities. Consequently, management has designated these marketable securities as trading investments, as allowed by applicable accounting guidance, even though there is no intent by ILG to actively buy or sell securities with the objective of generating profits on short‑term differences in market prices. These marketable securities are recorded at a fair value of $11.4 million as of March 31, 2016 based on quoted market prices in active markets for identical assets (Level 1). Unrealized trading losses for the three months ended March 31, 2016 were less than $0.1 million, with an accompanying offsetting adjustment to employee compensation expense, and are each included within general and administrative expenses in the accompanying condensed consolidated statement of income. See Note 11 for further discussion in regards to this deferred compensation plan.

Borrowings under our senior notes (issued April 2015) and revolving credit facility are carried at historical cost and adjusted for principal payments. The fair value of our senior notes was estimated at March 31, 2016 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our senior notes (Level 2). The carrying value of the outstanding balance under our revolving credit facility, exclusive of debt issuance costs, approximates fair value as of March 31, 2016 and December 31, 2015 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

NOTE 10—EQUITY

ILG has 300 million authorized shares of common stock, par value of $0.01 per share. At March 31, 2016, there were 60.4 million shares of ILG common stock issued, of which 58.0 million are outstanding with 2.4 million shares held as treasury stock. At December 31, 2015, there were 59.9 million shares of ILG common stock issued, of which 57.5 million were outstanding with 2.4 million shares held as treasury stock.

ILG has 25 million authorized shares of preferred stock, par value of $0.01 per share, none of which are issued or outstanding as of March 31, 2016 and December 31, 2015. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

Dividend Declared

In February 2016, our Board of Directors declared a quarterly dividend payment of $0.12 per share paid in March 2016 of $7.0 million.

In May 2016, our Board of Directors declared a $0.12 per share dividend payable June 21, 2016 to shareholders of record on June 7, 2016.

Stockholder Rights Plan

In June 2009, ILG’s Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a stockholders rights plan and declared a dividend of one right for each outstanding share of common stock held by our stockholders of record as of the close of business on June 22, 2009. The rights attach to any additional shares of common stock issued after June 22, 2009. These rights, which trade with the shares of our common stock, currently are not exercisable. Under the rights plan, these rights will be exercisable if a person or group acquires or commences a tender or exchange offer for 15% or more of our common stock. The rights plan provides certain exceptions for acquisitions by Liberty Interactive Corporation (formerly known as Liberty Media Corporation) in accordance with an agreement entered into with ILG in connection with its spin‑off from IAC/InterActiveCorp (IAC). If the rights become exercisable, each right will permit its holder, other than the “acquiring person,” to purchase from us shares of common stock at a 50% discount to the then prevailing market price. As a result, the rights will cause substantial dilution to a person or group that becomes an “acquiring person” on terms not approved by our Board of Directors.

Share Repurchase Program

In February 2015, ILG’s Board of Directors increased the remaining share repurchase authorization to a total of $25 million. Acquired shares of our common stock are held as treasury shares carried at cost on our condensed consolidated financial statements. Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

During the year ended December 31, 2015, there were no repurchases of common stock. As of March 31, 2016, the remaining availability for future repurchases of our common stock was $25.0 million. There were no repurchases of common stock during the three months ended March 31, 2016.

Accumulated Other Comprehensive Loss

Entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the year ended December 31, 2015 and for the three months ended March 31, 2016, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments, as disclosed in our accompanying condensed consolidated statements of comprehensive income.

Noncontrolling Interests

Noncontrolling Interest—VRI Europe

In connection with the VRI Europe transaction on November 4, 2013, CLC was issued a noncontrolling interest in VRI Europe representing 24.5% of the business, which was determined based on the purchase price paid by ILG for its 75.5% ownership interest as of the acquisition date. As of March 31, 2016 and December 31, 2015, this noncontrolling interest amounts to $31.2 million and $31.3 million, respectively, and is presented on our condensed consolidated balance sheets as a component of equity. The change from December 31, 2015 to March 31, 2016 relates to the recognition of the noncontrolling interest holder’s proportional share of VRI Europe’s earnings, as well as the translation effect on the foreign currency based amount.

The parties have agreed not to transfer their interests in VRI Europe or CLC’s related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG’s VRI Europe shares in connection with a sale of the entire CLC resort business subject to achieving minimum returns and a preemptive right by ILG. As of March 31, 2016, there have been no changes in ILG’s ownership interest in VRI Europe.

Additionally, in connection with this arrangement, ILG and CLC entered into a loan agreement whereby ILG made available to CLC a convertible secured loan facility of $15.1 million that matures in October of 2019 with interest payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion, which would allow for settlement of the loan in CLC’s shares of VRI Europe for contractually determined equivalent value. ILG has the right to exercise this share option at any time prior to maturity of the loan; however, the equivalent value for these shares would be measured at a 20% premium to its acquisition date value. We have determined the value of this embedded derivative is not material to warrant bifurcating from the host instrument (loan) at this time.

Noncontrolling Interest—Hyatt Vacation Ownership

In connection with the HVO acquisition on October 1, 2014, ILG assumed a noncontrolling interest in a joint venture entity, which we fully consolidate, formed for the purpose of developing and selling VOIs. The fair value of the noncontrolling interest at acquisition was determined based on the noncontrolling party’s ownership interest applied against the fair value allocated to the respective joint venture entity. As of March 31, 2016 and December 31, 2015, this noncontrolling interest amounted to $1.7 million and $2.0 million, respectively, and is presented on our  condensed consolidated balance sheets as a component of equity.

NOTE 11—BENEFIT PLANS

Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre‑tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant’s eligible earnings, subject to Internal Revenue Service (“IRS”) restrictions. Matching contributions for the ILG plan were approximately $0.6 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively. Matching contributions were invested in the same manner as each participant’s voluntary contributions in the investment options provided under the plan.

Effective August 20, 2008, a deferred compensation plan (the “Director Plan”) was established to provide non‑employee directors of ILG an option to defer director fees on a tax‑deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 55,136 share units were outstanding at March 31, 2016. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

Effective October 1, 2014, a non-qualified deferred compensation plan (the “DCP”) was established to allow certain eligible employees of ILG an option to defer compensation on a tax-deferred basis. The establishment of the DCP was intended to receive a transfer of deferred compensation liabilities in connection with the acquisition of HVO. Participants in the DCP are currently limited to certain HVO employees. These participants make an election prior to the first of each year to defer an amount of compensation payable for services to be rendered beginning in the next calendar year, or to receive distributions. Participants are fully vested in all amounts held in their individual accounts. The DCP is fully funded in a Rabbi trust. The Rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi trust are not available for general corporate purposes. Amounts in the Rabbi trust are invested in mutual funds, as selected by participants, which are designated as trading securities and carried at fair value. Subsequent to the acquisition of HVO, there was a net transfer of $10.6 million into the Rabbi trust related to participants acquired with the acquisition. As of March 31, 2016, the fair value of the investments in the Rabbi trust was $11.4 million which is recorded in other non-current assets with the corresponding deferred compensation liability recorded in other long-term liabilities in the condensed consolidated balance sheet. We recorded unrealized losses of less than $0.1 million for the three months ended March 31, 2016, respectively, to general and administrative expense related to the investment gains, and a charge to compensation expense also within general and administrative expense related to the increase in deferred compensation liabilities to reflect the DCP liability, in the condensed consolidated statement of income.

NOTE 12—STOCK‑BASED COMPENSATION

On May 21, 2013, ILG adopted the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan and stopped granting awards under the ILG 2008 Stock and Annual Incentive Plan (“2008 Incentive Plan”). Both plans provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock‑based awards. RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. Each RSU is subject to service‑based vesting, where a specific period of continued employment must pass before an award vests. We grant awards subject to graded vesting (i.e., portions of the award vest at different times during the vesting period) or to cliff vesting (i.e., all awards vest at the end of the vesting period). In addition, certain RSUs are subject to attaining specific performance criteria.

ILG recognizes non‑cash compensation expense for all RSUs held by ILG’s employees. For RSUs to be settled in stock, the accounting charge is measured at the grant date as the fair value of ILG common stock and expensed as non‑cash compensation over the vesting term using the straight‑line basis for service awards and the accelerated basis for performance‑based awards with graded vesting. Certain cliff vesting awards contain performance criteria which are tied to anticipated future results of operations in determining the fair value of the award, while other cliff vesting awards with performance criteria are tied to the achievement of certain market conditions. This value is recognized as expense over the service period, net of estimated forfeitures, using the straight‑line recognition method. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark‑to‑market adjustments for changes in the price of the respective common stock, as compensation expense.

Shares underlying RSUs are not issued or outstanding until vested. In relation to our quarterly dividend, unvested RSUs are credited with dividend equivalents, in the form of additional RSUs, when dividends are paid on our shares of common stock. Such additional RSUs are forfeitable and will have the same vesting dates and will vest under the same terms as the RSUs in respect of which such additional RSUs are credited. Given such dividend equivalents are forfeitable, we do not consider them to be participating securities and, consequently, they are not subject to the two‑class method of determining earnings per share.

Under the ILG 2013 Stock and Incentive Compensation Plan, the maximum aggregate number of shares of common stock reserved for issuance as of adoption is 4.1 million shares, less one share for every share granted under any prior plan after December 31, 2012. As of March 31, 2016, ILG has 1.6 million shares available for future issuance under the 2013 Stock and Incentive Compensation Plan.

During the first quarter of 2016 and 2015, the Compensation Committee granted 750,000 and 423,000 RSUs, respectively, vesting over three to four years, to certain officers and employees of ILG and its subsidiaries. Of these RSUs granted in 2016 and 2015, approximately 140,000 and 105,000, respectively, cliff vest in three years and approximately 105,000 and 54,000, respectively, are subject to performance criteria that could result between 0% and 200% of these awards being earned either based on defined adjusted EBITDA or relative total shareholder return targets over the respective performance period, as specified in the award document.

For the 2016 and 2015 RSUs subject to relative total shareholder return performance criteria, the number of RSUs that may ultimately be awarded depends on whether the market condition is achieved. We used a Monte Carlo simulation analysis to estimate a per unit grant date fair value of $13.13 for 2016 and $40.71 for 2015 for these performance based RSUs. This analysis estimates the total shareholder return ranking of ILG as of the grant date relative to two peer groups approved by the Compensation Committee, over the remaining performance period. The expected volatility of ILG’s common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk‑free interest rate assumption was based on observed interest rates consistent with the approximate three – year performance measurement period.

Non‑cash compensation expense related to RSUs for the three months ended March 31, 2016 and 2015 was $3.6 million and $3.5 million, respectively. At March 31, 2016, there was approximately $22.5 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 2.0 years.

The amount of stock‑based compensation expense recognized in the condensed consolidated statements of income is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant‑date value of the award tranche that is actually vested at that date.

Non‑cash stock‑based compensation expense related to equity awards is included in the following line items in the accompanying condensed consolidated statements of income for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months
	Ended
	March 31,
	2016	2015
Cost of sales	$245	$230
Selling and marketing expense	521	473
General and administrative expense	2,842	2,819
Non-cash compensation expense	$3,608	$3,522

The following table summarizes RSU activity during the three months ended March 31, 2016:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(In thousands)
Non-vested RSUs at January 1, 2016	1,685	$22.98
Granted	752	11.64
Vested	(649)	20.53
Non-vested RSUs at March 31, 2016	1,788	$19.10

NOTE 13—INCOME TAXES

ILG calculates its interim income tax provision in accordance with ASC 740, “Income Taxes.” At the end of each interim period, ILG makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year‑to‑date earnings or loss. The income tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of a change in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning‑of‑the‑year deferred tax asset in future years is recognized in the interim period in which the change occurs.

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or ILG’s tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

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

For the three months ended March 31, 2016 and 2015, ILG recorded income tax provisions for continuing operations of $12.6 million and $14.5 million, respectively, which represent effective tax rates of 35.7% and 36.0% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes offset by foreign income taxed at lower rates.

As of March 31, 2016, there were no material changes to ILG’s unrecognized tax benefits and related interest. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense.

ILG files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. As of March 31, 2016, no open tax years are currently under examination by the IRS or any material state and local jurisdictions. However, in April of 2016, ILG was notified by the State of Florida that the consolidated state tax return for the tax years ended December 31, 2012 through 2014 will be examined.

NOTE 14—SEGMENT INFORMATION

Pursuant to FASB guidance as codified in ASC 280, an operating segment is a component of a public entity (1) that engages in business activities that may earn revenues and incur expenses; (2) for which operating results are regularly reviewed by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segments and assess its performance; and (3) for which discrete financial information is available. We also considered how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered. ILG is comprised of two operating and reportable segments: Exchange and Rental and Vacation Ownership.

Our Exchange and Rental segment offers access to vacation accommodations and other travel‑related transactions and services to leisure travelers, by providing vacation exchange services and vacation rental, working with resort developers and managing vacation properties. Our Vacation Ownership segment engages in the management, sales, marketing, financing, and development of VOIs and related services to owners and associations.

ILG provides certain corporate functions that benefit the organization as a whole. Such corporate functions include corporate services relating to oversight, accounting, legal, treasury, tax, internal audit, human resources, and certain IT functions. Costs relating to such corporate functions that are not directly cross‑charged to individual businesses are being allocated to our two operating and reportable segments based on a pre‑determined measure of profitability relative to total ILG. All such allocations relate only to general and administrative expenses. The condensed consolidated statements of income are not impacted by this cross‑segment allocation.

Information on reportable segments and reconciliation to consolidated operating income is as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Exchange and Rental:
Transaction revenue	$57,780	$56,337
Membership fee revenue	30,645	32,275
Ancillary member revenue	1,241	1,399
Total member revenue	89,666	90,011
Other revenue	8,840	8,705
Rental management revenue	12,495	14,199
Pass-through revenue	22,941	22,721
Total revenues	133,942	135,636
Cost of sales	51,061	51,224
Gross profit	82,881	84,412
Selling and marketing expense	13,919	15,321
General and administrative expense	24,566	26,075
Amortization expense of intangibles	2,001	2,155
Depreciation expense	4,207	3,826
Segment operating income	$38,188	$37,035

	Three Months Ended
	March 31,
	2016	2015
Vacation Ownership:
Management fee revenue	$24,567	$25,058
Vacation ownership sales and financing revenue	11,985	8,596
Pass-through revenue	15,428	15,262
Total revenue	51,980	48,916
Cost of sales	31,627	31,133
Gross profit	20,353	17,783
Selling and marketing expense	4,072	2,887
General and administrative expense	13,263	9,820
Amortization expense of intangibles	1,200	1,346
Depreciation expense	461	443
Segment operating income	$1,357	$3,287

	Three Months Ended
	March 31,
	2016	2015
Consolidated:
Revenue	$185,922	$184,552
Cost of sales	82,688	82,357
Gross profit	103,234	102,195
Direct segment operating expenses	63,689	61,873
Operating income	$39,545	$40,322

Selected financial information by reporting segment is presented below (in thousands).

	March 31,	December 31,
	2016	2015
Total Assets:
Exchange and Rental	$921,188	$905,021
Vacation Ownership	385,045	374,086
Total	$1,306,233	$1,279,107

Geographic Information

We conduct operations through offices in the U.S. and 15 other countries. For the three months ended March 31, 2016 and 2015 revenue is sourced from over 100 countries worldwide. Other than the United States and Europe, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the three months ended March 31, 2016 and 2015.

Geographic information on revenue, based on sourcing, and long‑lived assets, based on physical location, is presented in the table below (in thousands).

	Three Months Ended
	March 31,
	2016	2015
Revenue:
United States	$155,754	$154,586
Europe	17,183	17,850
All other countries(1)	12,985	12,116
Total	$185,922	$184,552

(1)	Includes countries within the following continents: Africa, Asia, Australia, North America and South America.

	March 31,	December 31,
	2016	2015
Long-lived assets (excluding goodwill and intangible assets):
United States	$88,184	$86,813
Europe	4,278	4,335
All other countries	303	334
Total	$92,765	$91,482

NOTE 15—COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, ILG is a party to various legal proceedings. ILG establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. ILG does not establish reserves for identified legal matters when ILG believes that the likelihood of an unfavorable outcome is not probable. Although management currently believes that an unfavorable resolution of claims against ILG, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of ILG, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. ILG also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 13 for a discussion of income tax contingencies.

Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. At March 31, 2016, guarantees, surety bonds and letters of credit totaled $82.6 million, with the highest annual amount of $61.1 million occurring in year one. The total includes a guarantee by us of up to $36.7 million of the construction loan for the Maui project. This amount represents the maximum exposure under guarantee related to this construction loan from a legal perspective; however, our reasonable expectation of our exposure under this guarantee based on the agreements among guarantors is proportionally reduced by our ownership percentage in the Maui project to $11.2 million as of March 31, 2016. Additionally, the total also includes maximum exposure under guarantees of $35.1 million primarily relating to our vacation rental business’s hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the rental management activities that are entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other party.

In addition, certain of our rental management agreements provide that owners receive specified percentages of the rental revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of March 31, 2016, future amounts are not expected to be significant either individually or in the aggregate.

Additionally, as of March 31, 2016, our letters of credit totaled $8.6 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts required to be held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

Our operating and purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which we are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of March 31, 2016, amounts pending reimbursements are not significant.

NOTE 16— SUPPLEMENTAL GUARANTOR INFORMATION

The senior notes are guaranteed by ILG and certain other subsidiaries that are 100% owned directly or indirectly by ILG (collectively, the “Guarantor Subsidiaries”). These guarantees are full and unconditional and joint and several. The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The indenture governing the senior notes contains covenants that, among other things, limit the ability of Interval Acquisition Corp. (the “Issuer”) and the Guarantor Subsidiaries to pay dividends to us or make distributions, loans or advances to us.

The following tables present condensed consolidating financial information as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 for ILG on a stand‑alone basis, the Issuer on a stand‑alone basis, the combined Guarantor Subsidiaries of ILG, the combined non-guarantor subsidiaries of ILG (collectively, the “Non-Guarantor Subsidiaries”) and ILG on a consolidated basis (in thousands).

Balance Sheet as of March 31, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$447	$12	$173,799	$108,246	$-	$282,504
Property and equipment, net	114	-	66,591	26,060	-	92,765
Goodwill and intangible assets, net	-	267,445	424,372	113,500	-	805,317
Investments in subsidiaries	557,524	1,352,998	97,299	-	(2,007,821)	-
Other assets	-	-	109,998	15,649	-	125,647
Total assets	$558,085	$1,620,455	$872,059	$263,455	$(2,007,821)	$1,306,233

Current liabilities	$1,084	$9,629	$194,325	$31,746	$-	$236,784
Other long-term liabilities	-	-	169,533	19,423	-	188,956
Long term debt	-	402,988	(12,113)	12,113	-	402,988
Intercompany liabilities (receivables) / equity	113,283	650,314	(835,270)	71,673	-	-
Redeemable noncontrolling interest	-	-	713	-	-	713
ILG stockholders' equity	443,718	557,524	1,352,998	97,299	(2,007,821)	443,718
Noncontrolling interests	-	-	1,873	31,201	-	33,074
Total liabilities and equity	$558,085	$1,620,455	$872,059	$263,455	$(2,007,821)	$1,306,233

Balance Sheet as of December 31, 2015	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$502	$27	$147,891	$108,959	$-	$257,379
Property and equipment, net	144	-	65,240	26,098	-	91,482
Goodwill and intangible assets, net	-	267,602	427,000	117,178	-	811,780
Investments in subsidiaries	538,860	1,321,242	136,127	-	(1,996,229)	-
Other assets	-	-	102,729	15,737	-	118,466
Total assets	$539,506	$1,588,871	$878,987	$267,972	$(1,996,229)	$1,279,107

Current liabilities	$956	$4,717	$175,147	$31,165	$-	$211,985
Other long-term liabilities	-	-	163,115	22,188	-	185,303
Long term debt	-	415,700	(7,871)	7,871	-	415,700
Intercompany liabilities (receivables) / equity	106,557	629,594	(775,496)	39,345	-	-
Redeemable noncontrolling interest	-	-	708	-	-	708
ILG stockholders' equity	431,993	538,860	1,321,242	136,127	(1,996,229)	431,993
Noncontrolling interests	-	-	2,142	31,276	-	33,418
Total liabilities and equity	$539,506	$1,588,871	$878,987	$267,972	$(1,996,229)	$1,279,107

Statement of Income for the Three Months Ended March 31, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$159,656	$26,266	$-	$185,922
Operating expenses	(1,096)	(159)	(124,114)	(21,008)	-	(146,377)
Interest (expense) income, net	-	(6,407)	557	(99)	-	(5,949)
Other income, net (1)	22,855	26,888	2,798	603	(52,588)	556
Income tax benefit (provision)	423	2,533	(13,515)	(2,080)	-	(12,639)
Equity in earnings from unconsolidated entities	-	-	1,242	-	-	1,242
Net income	22,182	22,855	26,624	3,682	(52,588)	22,755
Net income (loss) attributable to noncontrolling interests	-	-	264	(837)	-	(573)
Net income attributable to common stockholders	$22,182	$22,855	$26,888	$2,845	$(52,588)	$22,182

Statement of Income for the Three Months Ended March 31, 2015	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$158,341	$26,211	$-	$184,552
Operating expenses	(792)	(157)	(122,416)	(20,865)	-	(144,230)
Interest (expense) income, net	-	(2,800)	391	(77)	-	(2,486)
Other income, net (1)	25,748	27,565	2,870	1,083	(56,345)	921
Income tax benefit (provision)	306	1,140	(13,404)	(2,534)	-	(14,492)
Equity in earnings from unconsolidated entities	-	-	1,524	-	-	1,524
Net income	25,262	25,748	27,306	3,818	(56,345)	25,789
Net income (loss) attributable to noncontrolling interests	-	-	259	(786)	-	(527)
Net income attributable to common stockholders	$25,262	$25,748	$27,565	$3,032	$(56,345)	$25,262

(1)	Includes equity in net income of wholly-owned subsidiaries.

Statement of Cash Flows for the Three Months Ended March 31, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(233)	$1,100	$34,556	$4,684	$40,107
Cash flows used in investing activities	-	-	(13,192)	(286)	(13,478)
Cash flows provided by (used in) financing activities	233	(1,100)	(14,622)	(5,841)	(21,330)
Effect of exchange rates changes on cash and cash equivalents	-	-	-	(1,537)	(1,537)
Cash and cash equivalents at beginning of the period	-	-	14,415	78,673	93,088
Cash and cash equivalents at end of period	$-	$-	$21,157	$75,693	$96,850

Statement of Cash Flows for the Three Months Ended March 31, 2015	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(1,799)	$(1,113)	$59,006	$8,611	$64,705
Cash flows used in investing activities	-	-	(4,538)	(272)	(4,810)
Cash flows provided by (used in) financing activities	1,799	1,113	(40,406)	(2,031)	(39,525)
Effect of exchange rates changes on cash and cash equivalents	-	-	-	(3,771)	(3,771)
Cash and cash equivalents at beginning of the period	-	-	16,851	63,642	80,493
Cash and cash equivalents at end of period	$-	$-	$30,913	$66,179	$97,092

NOTE 17—SUBSEQUENT EVENTS

On April 20, 2016, our stockholders approved the issuance of ILG common stock in connection with the previously announced acquisition of the vacation ownership business of Starwood Hotels & Resorts Worldwide, Inc., or Starwood, known as Vistana Signature Experiences or Vistana. At closing, Starwood will spin-off Vistana to its stockholders immediately prior to the merger of Vistana with and into a wholly owned subsidiary of ILG. In the merger, ILG will issue approximately 72.4 million shares of ILG common stock to the holders who received Vistana common stock in the spin-off. Additionally, ILG will directly purchase certain Mexican entities and a note receivable for total consideration of approximately $125 million, which is subject to post-closing adjustment. In connection with the acquisition, Vistana will enter into an exclusive, 80-year global license agreement with Starwood for the use of the Westin® and Sheraton® brands in vacation ownership. Also, Vistana will also have the non-exclusive license for the existing St. Regis® and The Luxury Collection® vacation ownership properties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward‑Looking Information

This quarterly report on Form 10‑Q contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” among others, generally identify forward‑looking statements. These forward‑looking statements include, among others, statements relating to: our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters, as well as financial estimates and statements as to the expected timing, completion and effects of the proposed merger between a wholly‑owned subsidiary of ILG and Vistana Signature Experiences, Inc., which will immediately follow the proposed spin‑off of Vistana from Starwood Hotels & Resorts Worldwide, Inc. These forward‑looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Actual results could differ materially from those contained in the forward‑looking statements included in this annual report for a variety of reasons, including, among others: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement to acquire Vistana as described below, (2) risks that any of the closing conditions to the proposed merger, including Starwood’s spin‑off of Vistana, may not be satisfied in a timely manner, (3) risks related to disruption of management time from ongoing business operations due to the proposed merger, (4) failure to realize the benefits expected from the proposed merger, (5) the effect of the announcement of the proposed merger on the ability of ILG and Vistana to retain and hire key personnel and maintain relationships with their key business partners, and on their operating results and businesses generally, (6) adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries, or adverse events or trends in key vacation destinations, (7) adverse changes to, or interruptions in, relationships with third parties unrelated to the announcement, (8) lack of available financing for, or insolvency or consolidation of developers, (9) decreased demand from prospective purchasers of vacation interests, (10) travel related health concerns, (11) regulatory changes, (12) our ability to compete effectively and successfully and to add new products and services, (13) our ability to successfully manage and integrate acquisitions, (14) the occurrence of a termination event under the master license agreement with Hyatt, (15) our ability to market VOIs successfully and efficiently, (16) impairment of ILG’s assets, (17) the restrictive covenants in our revolving credit facility and indenture; (18) business interruptions in connection with technology systems, (19) the ability of managed homeowners associations to collect sufficient maintenance fees, (20) third parties not repaying advances or extensions of credit, (21) fluctuations in currency exchange rates and (22) our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A “Risk Factors” of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward‑looking statements.

GENERAL

The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three months ended March 31, 2016. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this report as well as our 2015 Annual Report on Form 10‑K, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This discussion includes the following sections:

•	Management Overview

•	Results of Operations

•	Financial Position, Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	ILG’s Principles of Financial Reporting

•	Reconciliations of Non‑GAAP Measures

MANAGEMENT OVERVIEW

Organization

We operate in two segments: Exchange and Rental and Vacation Ownership (VO). The Exchange and Rental operating segment consists of Interval, HRC, the TPI operated exchange business, and Aqua‑Aston. The Vacation Ownership operating segment consists of VRI Europe, HVO’s management and VOI sales and financing businesses, and the management related lines of business of VRI and TPI.

General Description of our Business

ILG is a leading global provider of non‑traditional lodging, encompassing a portfolio of leisure businesses from exchange and vacation rental to vacation ownership.

Exchange and Rental offers access to vacation accommodations and other travel‑related transactions and services to leisure travelers, by providing vacation exchange services and vacation rentals, working with resort developers and operating vacation rental properties. Vacation Ownership engages in the management of vacation ownership resorts; sales, marketing, and financing of vacation ownership interests (VOIs); and related services to owners and associations.

Exchange & Rental Services

Interval, the principal business in our Exchange and Rental segment, has been a leader in the vacation exchange services industry since its founding in 1976. As of March 31, 2016, Interval’s primary operation is the Interval Network, a quality global vacation ownership membership exchange network with:

•	a large and diversified base of participating resorts consisting of approximately 3,000 resorts located in over 80 countries, including both leading independent and branded resort developers; and

•	approximately 1.8 million vacation ownership interest owners enrolled as members of the Interval Network.

Interval typically enters into multi‑year contracts with developers of vacation ownership resorts, pursuant to which the resort developers agree to enroll all purchasers of vacation interests at the applicable resort as members of an Interval exchange program. In return, Interval provides enrolled purchasers with the ability to exchange the use and occupancy of their vacation interest at the home resort/club system for the right to occupy accommodations at a different resort participating in an Interval exchange network. Through Interval’s Getaways, members may rent resort accommodations for a fee without relinquishing the use of their vacation interest. In addition, Interval offers sales, marketing and operational support, consulting and back‑office services, including reservation servicing, to certain resort developers participating in the Interval Network, upon their request and for additional consideration. We also operate additional exchange programs including the HRC, which currently encompasses 16 resorts, and TPI’s operated exchange business.

This segment also provides vacation rental through Aqua‑Aston as part of a comprehensive package of rental, marketing and management services offered to vacation property owners, primarily of Hawaiian properties, as well as through the Interval Network. Revenue from our vacation rental business is derived principally from fees for rental services and related management of hotels, condominium resorts and homeowners’ associations. Agreements with owners at many of vacation rental’s managed hotel and condominium resorts provide that owners receive either specified percentages of the revenue generated under our management or, in limited instances, guaranteed dollar amounts. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. In other instances, fees for rental services generally consist of commissions earned on rentals. Management fees consist of a base management fee and, in some instances, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers.

The Exchange and Rental segment earns most of its revenue from (i) fees paid for membership in the Interval Network and the HRC and (ii) Interval Network and HRC transactional and service fees paid primarily for exchanges, Getaways, reservation servicing, and related transactions collectively referred to as “transaction revenue.” Revenue is also derived from fees for ancillary products and services provided to members, fees from other exchange and rental programs and other products and services sold to developers.

Vacation Ownership Services

Revenue from the Vacation Ownership segment is derived principally from fees for vacation ownership resort and homeowners’ association management services, sales of Hyatt® branded VOIs, interest income earned for financing these sales, and licensing, sales and marketing, and other fees charged to non‑controlled developers of HRC affiliated resorts.

We provide management services to nearly 200 vacation ownership properties and/or their associations through HVO, TPI, VRI and VRI Europe. TPI and VRI provide property management, homeowners’ association management and related services to timeshare resorts in the United States, Canada and Mexico. VRI Europe manages vacation ownership resorts in Spain and the Canary Islands, the United Kingdom, France and Portugal. HVO provides management services for luxury and upper upscale resorts throughout the United States participating in the HRC. Our management services are provided pursuant to agreements with terms generally ranging from one to ten years or more, many of which are automatically renewable. Management fees are negotiated amounts for management and other specified services, and at times are based on a cost‑plus arrangement.

HVO sells, markets, finances, develops and/or licenses the brand for 16 vacation ownership resorts that participate in the HRC. HVO sells traditional vacation ownership interests of weekly intervals and, at certain properties, fractional interests, as deeded real estate. These interests provide annual usage rights for a one‑week or longer interval at a specific resort. Each purchaser is automatically enrolled in the HRC. In connection with the sales of vacation ownership interests, we provide financing to eligible purchasers collateralized by the deeded interest. These loans generally bear interest at a fixed rate, have a term of up to 10 years and require a minimum 10% down payment. In addition, we receive fees for sales and marketing, brand licensing and other services provided to properties where the developer is not controlled by us. We have a global master license agreement with a subsidiary of Hyatt Hotels Corporation which provides us with an exclusive license for the use of Hyatt® brand with respect to shared ownership. The HRC resorts are able to use the Hyatt brand through agreements with us. Marketing efforts for TPI, VRI and VRI Europe are focused on homeowners’ associations of vacation ownership resorts. VRI Europe has an agreement with CLC World Resorts to source additional management opportunities, while HVO focuses its management services on HRC resorts and associations.

In December 2014, the newest HRC resort, Hyatt Ka’anapali Beach opened on Maui. This resort was developed through an unconsolidated joint venture with Host Hotels & Resorts and HVO is providing sales, marketing and management services and the license for the brand.

International Revenue

International revenue increased in the three months ended March 31, 2016 by 0.7% compared to the same period in 2015. As a percentage of our total revenue, international revenue remained consistent in the three months ended March 31, 2016 at 16.2%, compared to the same period in 2015. In constant currency, international revenue increased 2.9% in the quarter compared to last year, while as a percentage of our total revenue it increased to 16.5%.

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

Other Factors Affecting Results

Exchange & Rental

While fewer new projects have been constructed in the last several years, we are beginning to see more activity that generates new members. In addition, developers and homeowners’ associations have been taking back VOIs which are available to be sold again. This allows developers to continue to generate sales revenues without significant capital expenditure for development. However, a high proportion of sales by developers continues to be to their existing owners, which does not result in new members to the Interval Network.

Our 2016 results continue to be negatively affected by a shift in the percentage mix of the Interval Network membership base from traditional and direct renewal members to corporate members. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate; however, these members tend to have a lower propensity to transact with us. Membership mix as of March 31, 2016 included 57% traditional and 43% corporate members, compared to 58% and 42%, respectively, as of March 31, 2015.

Our Exchange and Rental segment results are susceptible to variations in economic conditions, particularly in its largest vacation rental market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii increased 4.2% for the three months ended March 31, 2016 (latest available data) compared to the comparable period in the prior year. RevPAR in Hawaii increased 6.3% to $136.00 for the three months ended March 31, 2016, driven by higher average daily rate (“ADR”) of 6.1% when compared to the same period in 2015.

As of the latest forecast (February 2016), the Hawaii Department of Business, Economic Development and Tourism forecasts increases of 1.9% in visitors to Hawaii and 2.4% in visitor expenditures in 2016 over 2015.

Vacation Ownership

For the United States based businesses, our management fees are paid by the homeowners’ association and funded from the annual maintenance fees paid by the individual owners to the association. Most of VRI Europe revenue is based on a different model. Typically, VRI Europe charges vacation owners directly an annual fee intended to cover property management, all resort operating expenses and a management profit. Consequently, VRI Europe’s business model normally operates at a lower gross margin than the other management businesses, when excluding pass‑through revenue.

HVO, TPI and VRI also offer vacation rental services to individual timeshare owners and homeowners’ associations. HVO provides management services to homeowners’ associations and resorts that participate in the HRC. VRI Europe manages resorts developed by CLC World Resorts, our joint venture partner in VRI Europe, as well as independent homeowners’ associations. The loss of several of our largest management agreements could materially impact our Vacation Ownership business.

Over the past year, we have been reviewing the effectiveness of our HVO sales and marketing organization. We are in the process of rebuilding the sales platform, particularly for the consolidated properties and have hired senior sales and marketing talent and are preparing to open a new sales center in Key West.

Outlook

We expect additional consolidation within the vacation ownership industry leading to increased competition in our Exchange and Rental business and reduced availability of exchange and Getaway inventory. Additionally, we anticipate continued margin compression and increased competition in our Exchange and Rental business.

With regards to the vacation rental business, our RevPAR expectation generally tracks with the forecasted tourism activity of its largest market, Hawaii, which is benefiting from a relatively stable North American market. However, airlift into the island chain has decreased moderately from certain major markets which are key to our business. Additionally, we expect a continued impact from limited inter‑island airlift and increases in the cost of a Hawaiian vacation, particularly for Japanese and Canadian travelers who have lost purchasing power due to the strengthening U.S. dollar when compared to prior years. These factors may continue to negatively impact visitor arrivals and expenditures, and temper growth.

In the vacation ownership management business, we expect independent homeowners’ associations to be increasingly dependent on secondary sales of inventory to replace lost maintenance fees from an aging owner base. Changes in currency exchange rates are expected to negatively affect the results of our VRI Europe business.

On April 20, 2016, our stockholders approved the issuance of ILG common stock in connection with the previously announced acquisition of the vacation ownership business of Starwood Hotels & Resorts Worldwide, Inc., or Starwood, known as Vistana Signature Experiences or Vistana. At closing, Starwood will spin-off Vistana to its stockholders immediately prior to the merger of Vistana with and into a wholly owned subsidiary of ILG. In the merger, ILG will issue approximately 72.4 million shares of ILG common stock to the holders who received Vistana common stock in the spin-off. Additionally, ILG will directly purchase certain Mexican entities and a note receivable for total consideration of approximately $125 million, which is subject to post-closing adjustment. In connection with the acquisition, Vistana will enter into an exclusive, 80-year global license agreement with Starwood for the use of the Westin® and Sheraton® brands in vacation ownership. Also, Vistana will also have the non-exclusive license for the existing St. Regis® and The Luxury Collection® vacation ownership properties.

RESULTS OF OPERATIONS

Operating Statistics

	Three Months Ended March 31,
	2016	% Change	2015
Exchange and Rental
Total active members at end of period (000's) (1)	1,824	0.7%	1,811
Average revenue per member (2)	$ 49.36	(1.0)%	$ 49.87
Available room nights (000's) (3)	682	(11.9)%	774
RevPAR(4)	$ 136.00	6.3%	$ 127.98

Vacation Ownership
Contract sales (000's)(5)	$ 25,885	(7.7)%	$ 28,052
Average transaction price(6)	$ 35,314	(13.8)%	$ 40,951
Volume per guest(7)	$ 4,094	(5.8)%	$ 4,348

(1)

Represents active members of the Interval Network as of the end of the period. Active members are members in good standing that have paid membership fees and any other applicable charges in full as of the end of the period or are within the allowed grace period. All Hyatt Residence Club members are also members of the Interval Network.

(2)

Represents membership fee revenue, transaction revenue and ancillary member revenue for the Interval Network and Hyatt Residence Club for the applicable period divided by the monthly weighted average number of active members during the applicable period.

(3)	Available Room Nights is the number of nights available at Aqua-Aston managed vacation properties during the period, which excludes all rooms under renovation.
(4)

Represents Gross Lodging Revenue divided by Available Room Nights during the period. Gross Lodging Revenue is total room revenue collected from all Aqua-Aston-managed occupied rooms during the period. Due to a change in industry reporting standards (effective January 1, 2015) and certain revisions resulting from a refinement in our calculation of RevPAR pursuant to industry reporting standards, RevPAR for the three months ended March 31, 2015 has been recast from $130.39.

(5)

Represents total VOIs sold at consolidated and unconsolidated projects pursuant to purchase agreements, net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period.

(6)	Represents Contract Sales divided by the net number of transactions during the period.
(7)	Represents Contract Sales divided by the total number of tours during the period.

Revenue

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

	Three Months Ended March 31,
	2016	% Change	2015
	(Dollars in thousands)
Exchange and Rental
Transaction revenue	$57,780	2.6%	$56,337
Membership fee revenue	30,645	(5.1)%	32,275
Ancillary member revenue	1,241	(11.3)%	1,399
Total member revenue	89,666	(0.4)%	90,011
Other revenue	8,840	1.6%	8,705
Rental management revenue	12,495	(12.0)%	14,199
Pass‑through revenue	22,941	1.0%	22,721
Total Exchange and Rental revenue	133,942	(1.2)%	135,636
Vacation Ownership
Management fee revenue	24,567	(2.0)%	25,058
Sales and financing revenue	11,985	39.4%	8,596
Pass‑through revenue	15,428	1.1%	15,262
Total Vacation Ownership revenue	51,980	6.3%	48,916
Total ILG revenue	$185,922	0.7%	$184,552

Revenue for the three months ended March 31, 2016 of $185.9 million increased $1.4 million, or 0.7%, compared to revenue of $184.6 million in 2015. Vacation Ownership segment revenue of $52.0 million increased $3.1 million, or 6.3%, while Exchange and Rental segment revenue of $133.9 million decreased $1.7 million, or 1.2%, in the quarter compared to the prior year. On a constant currency basis, ILG revenue for the current quarter would have been $186.6 million, an increase of 1.1% over the prior year quarter.

Exchange and Rental

Exchange and Rental segment revenue decreased $1.7 million, or 1.2%, in the first quarter of 2016 compared to 2015. This decrease is primarily due to lower rental management revenue of $1.7 million, or 12.0%, coupled with a decline in membership fee revenue of $1.6 million, or 5.1%, compared to last year. These declines were partly offset by higher transaction revenue in the quarter of $1.4 million compared to prior year. Further details on the components of this quarter’s net decrease in revenue are as follows:

•

Rental management revenue earned from managed hotel and condominium resort properties at Aqua‑Aston decreased $1.7 million, or 12.0%, in the quarter. The decrease in rental management revenue is primarily attributable to a drop of approximately 92,000 available room nights due to a net reduction in units under management at certain Aqua-Aston resorts. Aqua‑Aston combined RevPAR was $136.00, an increase of 6.3% over prior year’s RevPAR of $127.98. The increase in RevPAR was driven by a 6.1% increase in average daily rate (ADR) partially attributable to the departure of certain lower ADR mainland properties from the system.

•

Membership fee revenue of $30.6 million in the quarter was lower by $1.6 million, or 5.1%, compared to the prior year. This decrease in membership fee revenue can be attributed to the continued shift in the percentage mix of our membership base from traditional to corporate members and the impact of less favorable terms related to the multi‑year renewal of certain large developer clients in a prior year taking effect in the current period. This impact was partly offset by the continued improvement in the member base penetration of our Platinum and Club Interval products. Total active members in the Interval Network at March 31, 2016 remained relatively consistent with the prior year at approximately 1.82 million members.

•

Transaction revenue of $57.8 million in the quarter was up $1.4 million, or 2.6%, compared to prior year. The quarter’s activity was favorably impacted by higher revenue from exchanges and Getaways, partly offset by lower reservation servicing revenue. Average transaction fee for exchanges and Getaways increased 2.2% while transaction volume increased 1.2%.

•

Interval Network average revenue per member was $49.36 in the quarter, which was lower by 1.0% compared to $49.87 in the prior year period. Average revenue per member was modestly impacted by certain special fee arrangements entered into with resort developers and homeowners associations in connection with securing inventory for use in the Interval Network.

•

Pass‑through revenue in the quarter rose by 1.0% to $22.9 million in the quarter compared to prior year. Pass‑through revenue (and related expenses) represents reimbursed compensation and other employee‑related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners associations without mark‑up. The increase in pass‑through revenue in the quarter is largely attributable to higher employee‑related costs being reimbursed in the period compared to last year.

Vacation Ownership

The increase of $3.1 million, or 6.3%, in segment revenue over the prior year was driven by stronger sales and financing revenue which rose by $3.4 million or 39.4%, partly offset by lower management fee revenue. The increase in sales and financing revenue is largely attributable to $2.0 million of higher recognized sales of VOIs in the period compared to last year, as well as the inclusion of incremental rental revenue from owned VOIs.  The decrease in management fee revenue is a result of the foreign currency negative impact of translating the results of our European vacation ownership management business into U.S. dollars as part of consolidating our results. This unfavorably impacted revenue by approximately $0.3 million in the quarter, driven by the weakening of applicable foreign currencies compared to the U.S. dollar. On a constant currency basis, total revenue and revenue excluding pass‑through for this segment would have been $52.3 million and $36.8 million, respectively, an increase of 6.9% and 9.5% over the prior year quarter.

Cost of Sales

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

	Three Months Ended
	March 31,
	2016	% Change	2015
	(Dollars in thousands)
Exchange and Rental
Exchange and rental expenses	$28,120	(1.3)%	$28,503
Pass‑through expenses	22,941	1.0%	22,721
Total Exchange and Rental cost of sales	51,061	(0.3)%	51,224
Gross margin	61.9%	(0.6)%	62.2%
Gross margin without pass-through revenue/expenses	74.7%	(0.1)%	74.8%
Vacation Ownership
Management, sales and financing expenses	16,199	2.1%	15,871
Pass-through expenses	15,428	1.1%	15,262
Total Vacation Ownership cost of sales	31,627	1.6%	31,133
Gross margin	39.2%	7.7%	36.4%
Gross margin without pass-through revenue/expenses	55.7%	5.4%	52.8%
Total ILG cost of sales	$82,688	0.4%	$82,357
As a percentage of total revenue	44.5%	(0.3)%	44.6%
As a percentage of total revenue excluding pass-through revenue	56.0%	(0.3)%	56.2%
Gross margin	55.5%	0.3%	55.4%
Gross margin without pass-through revenue/expenses	70.0%	0.3%	69.7%

Cost of sales consists primarily of compensation and other employee‑related costs (including stock‑based compensation) for personnel engaged in providing services to members, property owners and/or guests of our respective segment businesses. Additionally, cost of sales includes other items such as costs necessary to operate certain of our managed properties, costs of rental inventory used primarily for Getaways included within the Exchange and Rental segment, costs associated with vacation ownership sales and related incentives, as well as recurring royalty fees related to our Hyatt‑branded vacation ownership business.

Cost of sales for the three months ended March 31, 2016 increased $0.3 million from 2015, consisting of increases of $0.5 million from our Vacation Ownership segment and a decrease of $0.2 million from our Exchange and Rental segment. Overall gross margin of 55.5% in the quarter was in-line with last year.

Exchange and Rental

Gross margin for the Exchange and Rental segment in the quarter decreased 36 basis points to 61.9% when compared to the prior year. Excluding the effect of pass‑through revenue, gross margin of 74.7% in the quarter was in‑line with the prior year. Cost of sales for this segment were lower by $0.2 million from 2015 primarily resulting from a decrease in call center related costs, partly offset by higher purchased space and pass‑through expenses at our rental management business.

Vacation Ownership

The increase of $0.5 million in cost of sales from the Vacation Ownership segment was largely attributable to higher pass-through expenses at our domestic VO management business, recognized cost of sales related to higher sales of VOIs in the quarter, as well as the inclusion of incremental rental revenue from owned VOIs. These increases were partly offset by lower cost of sales at our European vacation ownership management business in the quarter largely attributable to the foreign currency impact of translating the results of that business into U.S. dollars at end of period. This decreased cost of sales by approximately $0.2 million in the quarter on a constant currency basis.

Gross margin of 39.2% for this segment increased by 280 basis points when compared to the prior year. Excluding the effect of pass‑through revenue, gross margin for this segment was 55.7% in the quarter compared to 52.8% last year.

Selling and Marketing Expense

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

	Three Months Ended
	March 31,
	2016	% Change	2015
	(Dollars in thousands)
Exchange and Rental	$13,919	(9.2)%	$15,321
Vacation Ownership	4,072	41.0%	2,887
Total ILG selling and marketing expense	$17,991	(1.2)%	$18,208
As a percentage of total revenue	9.7%	(1.9)%	9.9%
As a percentage of total revenue excluding pass-through revenue	12.2%	(1.9)%	12.4%

Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee‑related costs (including stock‑based compensation) for personnel engaged in sales and sales support functions. Selling and marketing expenditures for our Exchange and Rental segment primarily include printing costs of directories and magazines, promotions, tradeshows, agency fees, marketing fees and related commissions.

Selling and marketing expenditures for our Vacation Ownership segment primarily relates to a range of marketing efforts aimed at generating prospects for our vacation ownership sales activities. These marketing efforts can include targeted promotional mailings, multi‑night mini‑vacation packages, telemarketing activities, premiums such as gift certificates and tickets to local attractions or events, the cost of renting space at off‑property locations, and other costs related to encouraging potential owners to attend sales presentations.

Selling and marketing expense in the first quarter of 2016 decreased $0.2 million, or 1.2%, compared to 2015. This decrease primarily pertains to a change in the frequency of Interval Network magazines compared to prior year, partly offset by higher costs associated with our vacation ownership selling and marketing efforts in the quarter.

As a percentage of total revenue and total revenue excluding pass‑through revenue, sales and marketing expense decreased 19 and 23 basis points, respectively, during the quarter compared to the prior year.

General and Administrative Expense

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

	Three Months Ended
	March 31,
	2016	% Change	2015
	(Dollars in thousands)
General and administrative expense	$37,829	5.4%	$35,895
As a percentage of total revenue	20.3%	4.6%	19.4%
As a percentage of total revenue excluding pass-through revenue	25.6%	4.7%	24.5%
As a percentage of total revenue excluding pass-through revenue and acquisition related costs	23.7%	(2.9)%	24.3%

General and administrative expense consists primarily of compensation and other employee‑related costs (including stock‑based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, as well as facilities costs, fees for professional services and other company‑wide benefits.

General and administrative expense in the first quarter of 2016 increased $1.9 million from 2015 predominantly due to $2.8 million in higher professional fees and other costs incurred in connection with the Vistana acquisition, as well as an unfavorable $0.9 million comparison with the prior year related to our estimated accrual for the European Union value added tax matter. These increases were partly offset by lower compensation and other employee‑related costs of $1.3 million in large part attributable to a drop in health and welfare costs resulting largely from lower self‑insured claim activity.

As a percentage of total revenue and total revenue excluding pass‑through revenue, general and administrative expense increased 90 and 115 basis points, respectively, during the quarter compared to the prior year. Excluding acquisition related costs of $3.0 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively, general and administrative expense as a percentage of total revenue excluding pass-through revenue decreased 70 basis points in the quarter.

Amortization Expense of Intangibles

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

	Three Months Ended
	March 31,
	2016	% Change	2015
	(Dollars in thousands)
Amortization expense of intangibles	$3,201	(8.6)%	$3,501
As a percentage of total revenue	1.7%	(9.2)%	1.9%
As a percentage of total revenue excluding pass-through revenue	2.2%	(9.2)%	2.4%

Amortization expense of intangibles for the three months ended March 31, 2016 decreased $0.3 million over 2015 due to certain intangible assets related to our acquisition of TPI in 2010 being fully amortized by the end of 2015.

Depreciation Expense

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

	Three Months Ended
	March 31,
	2016	% Change	2015
	(Dollars in thousands)
Depreciation expense	$4,668	9.3%	$4,269
As a percentage of total revenue	2.5%	8.5%	2.3%
As a percentage of total revenue excluding pass‑through revenue	3.2%	8.6%	2.9%

Depreciation expense for the three months ended March 31, 2016 increased $0.4 million, over the comparable 2015 period largely due to depreciable assets being placed in service subsequent to March 31, 2015. These depreciable assets pertain primarily to software and related IT hardware.

Operating Income

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

	Three Months Ended
	March 31,
	2016	% Change	2015
	(Dollars in thousands)
Exchange and Rental	$38,188	3.1%	$37,035
Vacation Ownership	1,357	(58.7)%	3,287
Total ILG operating income	$39,545	(1.9)%	$40,322
As a percentage of total revenue	21.3%	(2.6)%	21.8%
As a percentage of total revenue excluding pass-through revenue	26.8%	(2.6)%	27.5%
As a percentage of total revenue excluding pass-through revenue and acquisition related costs	28.8%	4.1%	27.7%

Operating income in the first quarter of 2016 decreased $0.8 million from 2015, consisting of a $1.9 million decrease from our Vacation Ownership segment, partly offset by an increase of $1.2 million from our Exchange and Rental segment.

The decrease in operating income of $1.9 million in our Vacation Ownership segment is due to higher professional fees and other costs incurred in connection with the Vistana acquisition.

Operating income for our Exchange and Rental segment increase 3.1% to $38.2 million in the quarter compared to the prior year. Higher operating income in the quarter for this segment was driven by a change in the frequency of Interval Network magazines, together with lower employee related costs attributable in large part to a decrease in health and welfare insurance expense. These cost savings were largely offset by lower membership fee and rental management revenue and higher professional fees and other costs incurred in connection with the Vistana acquisition.

Excluding acquisition related costs of $3.0 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively, operating income as a percentage of total revenue excluding pass-through revenue increased 113 basis points in the quarter.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.” Prior period amounts have been recast to conform to the current period definition of Adjusted EBITDA.

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

	Three Months Ended
	March 31,
	2016	% Change	2015
	(Dollars in thousands)
Exchange and Rental	$47,533	3.6%	$45,872
Vacation Ownership	7,245	(1.1)%	7,322
Total ILG adjusted EBITDA	$54,778	3.0%	$53,194
As a percentage of total revenue	29.5%	2.2%	28.8%
As a percentage of total revenue excluding pass-through revenue	37.1%	2.3%	36.3%

Adjusted EBITDA in the first quarter of 2016 increased by $1.6 million, or 3.0%, from 2015, consisting of increases of $1.7 million from our Exchange and Rental segment and a decrease of $0.1 million from our Vacation Ownership segment.

Adjusted EBITDA of $47.5 million from our Exchange and Rental segment rose by $1.7 million, or 3.6%, compared to the prior year. The increase in adjusted EBITDA was driven by higher operating income in the period largely as a result of sales and marketing cost savings and lower employee related costs.

Adjusted EBITDA from our Vacation Ownership segment of $7.2 million was down $0.1 million, or 1.1%, from the prior year. Adjusted EBITDA in this segment reflects lower gross profit at our VO management businesses in the period coupled with lower equity in earnings from unconsolidated entities, partly offset by improved VOI sales performance at our consolidated resorts in the current quarter.

Other Income (Expense), net

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

	Three Months Ended
	March 31,
	2016	% Change	2015
	(Dollars in thousands)
Interest income	$284	6.4%	$267
Interest expense	$(6,233)	126.4%	$(2,753)
Equity in earnings from unconsolidated entities	$1,242	(18.5)%	$1,524
Other income, net	$556	(39.6)%	$921

Interest income of $0.3 million in the quarter remained relatively consistent with 2015. Interest expense in the quarter relates to interest and amortization of debt costs on our amended and restated revolving credit facility and our $350 million senior notes issued in April of 2015. Higher interest expense in the quarter is primarily due to our senior notes, which carry a higher interest rate than our revolving credit facility.

Other income, net primarily relates to net gains and losses on foreign currency exchange related to cash held by foreign subsidiaries in currencies other than their functional currency. Non‑operating foreign exchange net gains were $0.6 million and $1.1 million in the first quarter of 2016 and 2015, respectively. The favorable fluctuations during both quarters were primarily driven by U.S. dollar positions held at March 31, 2016 and 2015 affected primarily by the stronger dollar compared to the Egyptian Pound, and additionally the Colombian peso in the prior year.

Equity in earnings from unconsolidated entities relates to noncontrolling investments that are recorded under the equity method of accounting; principally, our joint venture in Hawaii which developed a vacation ownership resort for the purpose of selling VOIs. Income and losses from this joint venture are allocated based on ownership interests. See Note 6 to our condensed consolidated financial statements for further discussion.

Income Tax Provision

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

For the three months ended March 31, 2016 and 2015, ILG recorded income tax provisions for continuing operations of $12.6 million and $14.5 million, respectively, which represent effective tax rates of 35.7% and 36.0% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes offset by foreign income taxed at lower rates.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had $96.9 million of cash and cash equivalents, including $73.9 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $50.8 million is held in foreign jurisdictions, principally the United Kingdom. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the three months ended March 31, 2016 and, as of March 31, 2016, the respective cash balances were immaterial to our overall cash on hand.

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

Cash Flows Discussion

Operating Activities

Net cash provided by operating activities decreased to $40.1 million in the three months ended March 31, 2016 from $64.7 million in the same period of 2015. The decrease of $24.6 million from 2015 was principally due to the timing of certain cash receipts primarily related to our rental management business which were collected after quarter-end, and the timing of certain cash disbursements.

Investing Activities

Net cash used in investing activities of $13.5 million in the three months ended March 31, 2016 pertain to capital expenditures of $6.6 million, primarily related to IT initiatives, and to an investment in an unconsolidated entity for $4.7 million, as well as an investment in financing receivables of $2.3 million. Net cash used in investing activities of $4.8 million in the three months ended March 31, 2015 pertains to capital expenditures, primarily related to IT initiatives.

Financing Activities

Net cash used in financing activities of $21.3 million in the three months ended March 31, 2016 related to principal payments of $13.0 million on our revolving credit facility, cash dividend payments of $7.0 million, and withholding taxes on the vesting of restricted stock units of $1.6 million. These uses of cash were slightly offset by the excess tax benefits from stock‑based awards. Net cash used in financing activities of $39.5 million in the three months ended March 31, 2015 related to principal payments of $300.0 million on our revolving credit facility, cash dividend payments of $7.0 million, and withholding taxes on the vesting of restricted stock units of $4.3 million. These uses of cash were partially offset by excess tax benefits from stock‑based awards and the proceeds from the exercise of stock options.

Revolving Credit Facility

In 2014, we entered into amendments to our amended and restated credit agreement which increased the revolving line of credit from $500 million to $600 million, extended the maturity of the credit facility to April 2019 and provided for certain other amendments to covenants. The terms related to interest rates and commitment fees remain unchanged.

On April 10, 2015, we entered into a third amendment to the Amended Credit Agreement which changes the leverage‑based financial covenant from a maximum consolidated total leverage to EBITDA ratio of 3.5 to 1.0 to a maximum consolidated secured leverage to EBITDA ratio of 3.25 to 1.0. In addition, the amendment adds an incurrence test requiring a maximum consolidated total leverage to EBITDA ratio of 4.5 to 1.0 on a pro forma basis in certain circumstances in which we make acquisitions or investments, incur additional indebtedness or make restricted payments. Also, the amendment added a new pricing level to the pricing grid for when the consolidated leverage to EBITDA ratio equals or exceeds 3.5 to 1.0. This pricing level is either LIBOR plus 2.5% or the base rate plus 1.5% and requires a commitment fee on undrawn amounts of 0.4% per annum. There were no other material changes under this amendment.

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

As of March 31, 2016, borrowings outstanding under the revolving credit facility amounted to $62.0 million, with $529.4 million available to be drawn, net of any letters of credit. Borrowings outstanding as of March 31, 2016 reflect the paydown of our revolving credit facility with proceeds from our senior notes issued in April 2015.

Senior Notes

On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting offering related expenses, were $343.1 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. As of March 31, 2016, total unamortized debt issuance costs pertaining to our senior notes were $6.2 million.

Interest on the senior notes is paid semi‑annually in arrears on April 15 and October 15 of each year and the senior notes are fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries that are required to guarantee the Amended Credit Facility. Additionally, the voting stock of the issuer and the subsidiary guarantors is 100% owned by ILG. The senior notes are redeemable from April 15, 2018 at a redemption price starting at 104.219% which declines over time.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not incompliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We are in compliance with this covenant as of March 31, 2016. Additionally, the revolving credit facility requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated secured debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the amended credit agreement. As of March 31, 2016, the maximum consolidated secured leverage to EBITDA ratio is 3.25x and the minimum consolidated interest coverage ratio is 3.0x. As of March 31, 2016, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.36 and 7.75, respectively.

Free Cash Flow

Free cash flow is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.” For the three months ended March 31, 2016 and 2015, free cash flow was $33.5 million and $59.9 million, respectively. The change is mainly a result of the variance in net cash provided by operating activities as discussed above.

Dividends and Share Repurchases

In February 2016, our Board of Directors declared a quarterly dividend payment of $0.12 per share paid in March 2016 of $7.0 million. In May 2016, our Board of Directors declared a $0.12 per share dividend payable June 21, 2016 to shareholders of record on June 7, 2016. Based on the number of shares of common stock outstanding as of March 31, 2016 and reflecting the share issuance anticipated in connection with closing the Vistana transaction, at a dividend of $0.12 per share, the anticipated cash outflow would be $15.6 million in the second quarter of 2016. We currently expect to declare and pay quarterly dividends of similar amounts per share.

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

As of March 31, 2016, the remaining availability for future repurchases of our common stock was $25.0 million. There were no repurchases of common stock during the three months ended March 31, 2016.

Contractual Obligations and Commercial Commitments

We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At March 31, 2016, guarantees, surety bonds and letters of credit totaled $82.6 million. The total includes a guarantee by us of up to $36.7 million of the construction loan for the Maui project. This amount represents the maximum exposure under guarantee related to this construction loan from a legal perspective; however, our reasonable expectation of our exposure under this guarantee based on the agreements among guarantors is proportionally reduced by our ownership percentage in the Maui project to $11.2 million as of March 31, 2016. Additionally, the total also includes maximum exposure under guarantees of $35.1 million primarily relating to our vacation rental business’s hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the rental management activities entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

In addition, certain of the vacation rental business’s hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of March 31, 2016, future amounts are not expected to be significant, individually or in the aggregate. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of March 31, 2016, amounts pending reimbursements are not significant.

As of March 31, 2016, our letters of credit totaled $8.6 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

Contractual obligations and commercial commitments at March 31, 2016 are as follows:

	Payments Due by Period
		Up to			More than
Contractual Obligations	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
	(Dollars in thousands)
Debt principal(a)	$412,000	$—	$—	$62,000	$350,000
Debt interest(a)	150,449	23,598	47,195	39,461	40,195
Purchase obligations and other commitments(b)	102,632	28,020	49,884	18,328	6,400
Operating leases	56,332	12,671	18,913	13,136	11,612
Total contractual obligations	$721,413	$64,289	$115,992	$132,925	$408,207

(a)Debt principal and projected debt interest represent principal and interest to be paid on our senior notes and revolving credit facility based on the balance outstanding as of March 31, 2016, exclusive of debt issuance costs. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of March 31, 2016. Interest on the revolving credit facility is calculated using the prevailing rates as of March 31, 2016.

(b)Purchase obligations and other commitments primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits, membership fulfillment benefits and other commitments.

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			More than
Other Commercial Commitments(c)	Committed	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	5 Years
	(In thousands)
Guarantees, surety bonds and letters of credit	$82,557	$61,117	$15,126	$6,283	$31

(c)Commercial commitments include minimum revenue guarantees related to hotel and resort management agreements, accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off‑Balance Sheet Arrangements

Except as disclosed above in our Contractual Obligations and Commercial Commitments (excluding “Debt principal”), as of March 31, 2016, we did not have any significant off‑balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S‑K.

Recent Accounting Pronouncements

Refer to Note 2 accompanying our condensed consolidated financial statements for a description of recent accounting pronouncements.

Seasonality

Refer to Note 1 accompanying our condensed consolidated financial statements for a discussion on the impact of seasonality.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other judgments and assumptions that we believe are reasonable under the circumstances. Actual outcomes could differ from those estimates. We have discussed those estimates that we believe are critical and required the use of significant judgment and use of estimates that could have a significant impact on our financial statements in our 2015 Annual Report on Form 10‑K. There have been no material changes to our critical accounting policies in the interim period.

ILG’S PRINCIPLES OF FINANCIAL REPORTING

Definition of ILG’s Non‑GAAP Measures

Earnings before interest, taxes, depreciation and amortization (EBITDA) is defined as net income attributable to common stockholders excluding, if applicable: (1) non‑operating interest income and interest expense, (2) income taxes, (3) depreciation expense, and (4) amortization expense of intangibles.

Adjusted EBITDA is defined as EBITDA excluding, if applicable: (1) non‑cash compensation expense, (2) goodwill and asset impairments, (3) acquisition related and restructuring costs, (4) other non‑operating income and expense, (5) the impact of the application of purchase accounting, (6) the deferral adjustment associated with percentage of completion accounting guidelines reflecting its impact on GAAP revenues and expenses, and (7) other special items.

Adjusted net income is defined as net income attributable to common stockholders excluding the impact of (1) acquisition related and restructuring costs, (2) other non‑operating foreign currency remeasurements, (3) the impact of the application of purchase accounting, and (4) other special items.

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

Contract sales represents total VOIs sold at consolidated and unconsolidated projects pursuant to purchase agreements, net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period.

Our presentation of above‑mentioned non‑GAAP measures may not be comparable to similarly‑titled measures used by other companies. We believe these measures are useful to investors because they represent the consolidated operating results from our segments, excluding the effects of any non‑core expenses. We also believe these non‑GAAP financial measures improve the transparency of our disclosures, provide a meaningful presentation of our results from our business operations, excluding the impact of certain items not related to our core business operations and improve the period‑to‑period comparability of results from business operations. These non‑GAAP measures have certain limitations in that they do not take into account the impact of certain expenses to our statement of operations; such as non‑cash compensation and acquisition related and restructuring costs as it relates to adjusted EBITDA. We endeavor to compensate for the limitations of the non‑GAAP measures presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non‑GAAP measure.

We report these non‑GAAP measures as supplemental measures to results reported pursuant to GAAP. These measures are among the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to the same set of metrics that we use in analyzing our results. These non‑GAAP measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non‑GAAP measures which are discussed below.

Items That Are Excluded From ILG’s Non‑GAAP Measures (as applicable)

Amortization expense of intangibles is a non‑cash expense relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as customer relationships, purchase agreements and resort management agreements are valued and amortized over their estimated lives. We believe that since intangibles represent costs incurred by the acquired company to build value prior to acquisition, they were part of transaction costs.

Depreciation expense is a non‑cash expense relating to our property and equipment and is recorded on a straight‑line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

Non‑cash compensation expense consists principally of expense associated with the grants of restricted stock units. These expenses are not paid in cash, and we will include the related shares in our future calculations of diluted shares of stock outstanding. Upon vesting of restricted stock units, the awards will be settled, at our discretion, on a net basis, with us remitting the required tax withholding amount from our current funds.

Goodwill and asset impairments are non‑cash expenses relating to adjustments to goodwill and long‑lived assets whereby the carrying value exceeds the fair value of the related assets, and are infrequent in nature.

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

Other non‑operating income and expense consists principally of foreign currency translations of cash held in certain countries in currencies, principally U.S. dollars, other than their functional currency, in addition to any gains or losses on extinguishment of debt.

Impact of the application of purchase accounting represents the difference between amounts derived from the fair value remeasurement of assets and liabilities acquired in a business combination versus the historical basis.

Other special items consist of other items that we believe are not related to our core business operations.

RECONCILIATIONS OF NON‑GAAP MEASURES

The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three months ended March 31, 2016 and 2015 (in thousands). The noncontrolling interest relates to the Vacation Ownership segment.

	Three Months Ended March 31, 2016
	Exchange	Vacation
	and Rental	Ownership	Consolidated
Adjusted EBITDA	$47,533	$7,245	$54,778
Non‑cash compensation expense	(2,830)	(778)	(3,608)
Other non‑operating income (expense), net	525	31	556
Acquisition related and restructuring costs	(323)	(2,604)	(2,927)
Impact of purchase accounting	—	(160)	(160)
EBITDA	44,905	3,734	48,639
Amortization expense of intangibles	(2,001)	(1,200)	(3,201)
Depreciation expense	(4,207)	(461)	(4,668)
Less: Net income attributable to noncontrolling interest	5	568	573
Equity in earnings from unconsolidated entities	11	(1,253)	(1,242)
Less: Other non‑operating income (expense), net	(525)	(31)	(556)
Operating income	$38,188	$1,357	39,545
Interest income			284
Interest expense			(6,233)
Other non‑operating income, net			556
Equity in earnings from unconsolidated entities			1,242
Income tax provision			(12,639)
Net income			22,755
Net income attributable to noncontrolling interest			(573)
Net income attributable to common stockholders			$22,182

	Three Months Ended March 31, 2015
	Exchange	Vacation
	and Rental	Ownership	Consolidated
Adjusted EBITDA	$45,872	$7,322	$53,194
Non‑cash compensation expense	(2,748)	(774)	(3,522)
Other non‑operating income (expense), net	926	(5)	921
Acquisition related and restructuring costs	(102)	(105)	(207)
Impact of purchase accounting	—	(376)	(376)
EBITDA	43,948	6,062	50,010
Amortization expense of intangibles	(2,155)	(1,346)	(3,501)
Depreciation expense	(3,826)	(443)	(4,269)
Less: Net income attributable to noncontrolling interest	9	518	527
Less: Other non‑operating income (expense), net	(15)	(1,509)	(1,524)
Equity in earnings from unconsolidated entities	(926)	5	(921)
Operating income	$37,035	$3,287	40,322
Interest income			267
Interest expense			(2,753)
Other non‑operating income, net			921
Equity in earnings from unconsolidated entities			1,524
Income tax provision			(14,492)
Net income			25,789
Net income attributable to noncontrolling interest			(527)
Net income attributable to common stockholders			$25,262

The following tables present the inputs used to compute operating income and adjusted EBITDA margin for our operating segments for the three months ended March 31, 2016 and 2015 (in thousands).

	Exchange and Rental
	Three Months Ended
	March 31,
	2016	2015
Revenue	$133,942	$135,636
Revenue excluding pass-through revenue	111,001	112,915
Operating income	38,188	37,035
Adjusted EBITDA	47,533	45,872
Margin computations
Operating income margin	28.5%	27.3%
Operating income margin excluding pass-through revenue	34.4%	32.8%
Adjusted EBITDA margin	35.5%	33.8%
Adjusted EBITDA margin excluding pass-through revenue	42.8%	40.6%

	Vacation Ownership
	Three Months Ended
	March 31,
	2016	2015
Revenue	$51,980	$48,916
Revenue excluding pass-through revenue	36,552	33,654
Operating income	1,357	3,287
Adjusted EBITDA	7,245	7,322
Margin computations
Operating income margin	2.6%	6.7%
Operating income margin excluding pass-through revenue	3.7%	9.8%
Adjusted EBITDA margin	13.9%	15.0%
Adjusted EBITDA margin excluding pass-through revenue	19.8%	21.8%

The following table reconciles cash provided by operating activities to free cash flow for the three months ended March 31, 2016 and 2015(in thousands).

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by operating activities	$40,107	$64,705
Less: Capital expenditures	(6,576)	(4,804)
Free cash flow	$33,531	$59,901

The following tables reconcile net income attributable to common stockholders to adjusted net income, and to adjusted earnings per share for the three months ended March 31, 2016 and 2015(in thousands).

	Three Months Ended
	March 31,
	2016	2015
Net income attributable to common stockholders	$22,182	$25,262
Acquisition related and restructuring costs	2,927	207
Other non-operating foreign currency remeasurements	(620)	(1,076)
Impact of purchase accounting	160	376
Income tax impact on adjusting items(1)	(971)	192
Adjusted net income	$23,678	$24,961
Earnings per share attributable to common stockholders:
Basic	$0.38	$0.44
Diluted	$0.38	$0.44
Adjusted earnings per share:
Basic	$0.41	$0.44
Diluted	$0.41	$0.43
Weighted average number of common stock outstanding:
Basic	57,619	57,179
Diluted	57,954	57,747

(1)Tax rate utilized is the applicable effective tax rate respective to the period to the extent amounts are deductible.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom and other European Union markets. Our foreign currency risk primarily relates to our investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar. This exposure is mitigated as we have generally reinvested profits in our international operations. As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year‑over‑year comparability of operating results.

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

Operating foreign currency exchange for the three months ended March 31, 2016 resulted in a net loss of $0.1 million and for the three months ended March 31, 2015, was negligible. This activity is attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency.

For the three months ended March 31, 2016 and 2015, non‑operating foreign exchange net gains were $0.6 million and $1.1 million, respectively. The favorable fluctuations during the quarters were primarily driven by U.S. dollar positions held at March 31, 2016 and 2015 affected primarily by the stronger dollar compared to the Egyptian pound, and additionally the Colombian peso for the prior year.

Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three months ended March 31, 2016 would result in an approximate change to revenue of $1.8 million. There have been no material quantitative changes in market risk exposures since December 31, 2015.

Interest Rate Risk

We are exposed to interest rate risk through borrowings under our amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement as of April 2015 is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.50%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.50%, in each case based on ILG’s leverage ratio. As of March 31, 2016, the applicable margin was 2.25% per annum for LIBOR revolving loans and 1.25% per annum for Base Rate loans. During the first quarter of 2016, we had at least $75 million outstanding under our revolving credit facility; a 100 basis point change in interest rates would result in an approximate change to interest expense of $0.2 million for the three months ended March 31, 2016, respectively. While we currently do not hedge our interest rate exposure, this risk is mitigated by the issuance of $350 million senior notes in April 2015 at a fixed rate of 5.625% as well as variable interest rates earned on our cash balances. The proceeds of the senior notes were used to pay down the revolving credit facility in April 2015.

Item 4.  Controls and Procedures

We monitor and evaluate on an ongoing basis our disclosure controls and internal control over financial reporting in order to improve our overall effectiveness. In the course of this evaluation, we modify and refine our internal processes as conditions warrant.

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13a‑15(e) and 15d‑15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a‑15(d) of the Exchange Act, we, under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, also evaluated whether any changes occurred to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there have been no material changes to internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable

Item 1A.  Risk Factors

See Part I, Item IA., “Risk Factors,” of ILG’s 2015 Annual Report on Form 10‑K, for a detailed discussion of the risk factors affecting ILG. There have been no material changes from the risk factors described in the Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Unregistered Sale of Securities.  None

(b)         Use of Proceeds.  Not applicable

(c)          Purchases of Equity Securities by the Issuer and Affiliated Purchasers:  The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended March 31, 2016 by or on behalf of ILG or any “affiliated purchaser,” as defined by Rule 10b‑18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b‑18 of the Exchange Act.

Period			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchase
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	per Share	or Programs	or Programs(1)
January 2016	—	—	—	$25,000,000
February 2016	—	—	—	$25,000,000
March 2016	—	—	—	$25,000,000

(1)In February 2015, we announced that our Board of Directors had authorized the repurchase of up to $25 million of our common stock. There is no time restriction on this authorization and repurchases may be made in the open‑market or through privately negotiated transactions.

Items 3‑5. Not applicable

Item 6.  Exhibits

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG’s Current Report on Form 8‑K, filed on August 25, 2008
3.2	Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG’s Quarterly Report on Form 10‑Q, filed on August 11, 2009
3.3	Fourth Amended and Restated By‑Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG’s Current Report on Form 8‑K, filed on December 12, 2014
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act
31.3†	Certification of the Chief Accounting Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act
32.3††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Label Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

†     Filed herewith.

††   Furnished herewith.

*     Reflects management contracts and management and director compensatory plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2016

INTERVAL LEISURE GROUP, INC.

By:	/s/ William L. Harvey
William L. Harvey
Chief Financial Officer

By:	/s/ John A. Galea
John A. Galea
Chief Accounting Officer