Form 10-Q
period 2016-06-30
Interval Leisure Group, Inc.
filed 2016-08-05
CIK 1434620

As filed with the Securities and Exchange Commission on August 5, 2016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

As of August 2, 2016, 125,130,750 shares of the registrant’s common stock were outstanding.

PART I—FINANCIAL STATEMENTS

Item 1.  Consolidated Financial Statements

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Service and membership related	$110	$104	$222	$219
Sales of vacation ownership products, net	49	10	58	16
Rental and ancillary services	63	22	89	44
Consumer financing	11	1	13	3
Cost reimbursements	64	37	101	76
Total revenues	297	174	483	358
Operating costs and expenses:
Cost of service and membership related sales	27	25	52	51
Cost of vacation ownership product sales	19	7	25	12
Cost sales of rental and ancillary services	42	11	56	22
Cost of consumer financing	3	—	3	—
Cost reimbursements	64	37	101	76
Royalty fee expense	5	1	7	2
Selling and marketing expense	42	19	59	37
General and administrative expense	54	36	92	71
Amortization expense of intangibles	5	3	8	7
Depreciation expense	9	4	14	8
Total operating costs and expenses	270	143	417	286
Operating income	27	31	66	72
Other income (expense):
Interest income	—	—	1	1
Interest expense	(6)	(6)	(12)	(9)
Gain on bargain purchase	197	—	197	—
Other income, net	1	1	2	1
Equity in earnings from unconsolidated entities	1	1	2	2
Total other income (expense), net	193	(4)	190	(5)
Earnings before income taxes and noncontrolling interests	220	27	256	67
Income tax provision	(36)	(10)	(49)	(24)
Net income	184	17	207	43
Net income attributable to noncontrolling interests	(1)	—	(1)	(1)
Net income attributable to common stockholders	$183	$17	$206	$42
Earnings per share attributable to common stockholders:
Basic	$1.89	$0.29	$2.66	$0.73
Diluted	$1.87	$0.29	$2.64	$0.72
Weighted average number of shares of common stock outstanding:
Basic	97,091	57,453	77,355	57,316
Diluted	97,857	58,041	77,905	57,894
Dividends declared per share of common stock	$0.12	$0.12	$0.24	$0.24

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$184	$17	$207	$43
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(10)	7	(14)	—
Total comprehensive income, net of tax	174	24	193	43
Less: Net income attributable to noncontrolling interests, net of tax	(1)	—	(1)	(1)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	(2)	(1)	(3)	—
Total comprehensive loss (income) attributable to noncontrolling interests	(3)	(1)	(4)	(1)
Comprehensive income attributable to common stockholders	$171	$23	$189	$42

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	June 30,	December 31,
	2016	2015

ASSETS
Cash and cash equivalents	$127	$93
Restricted cash and cash equivalents (including $5 and $0 from variable interest entities, "VIEs," respectively)	71	17
Accounts receivable, net of allowance for doubtful accounts of $0.4 and $0.2, respectively	91	48
Vacation ownership mortgages receivable, net of allowance of $0 and $0, respectively (including $34 and $0 from VIEs)	90	6
Vacation ownership inventory	301	47
Deferred membership costs	8	8
Prepaid income taxes	—	13
Prepaid expenses and other current assets (including $1 and $0 of interest receivables from VIEs, respectively)	75	26
Total current assets	763	258
Restricted cash and cash equivalents (including $2 and $0 from variable interest entities, "VIEs," respectively)	3	—
Vacation ownership mortgages receivable, net of allowance of $6 and $2, respectively (including $129 and $0 from VIEs)	643	26
Investments in unconsolidated entities	58	38
Property and equipment, net	561	91
Goodwill	560	561
Intangible assets, net	474	250
Deferred membership costs	9	10
Deferred income taxes	5	—
Other non-current assets	57	45
TOTAL ASSETS	$3,133	$1,279
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$40	$36
Current portion of securitized debt from VIEs	42	—
Deferred revenue	149	86
Income taxes payable	11	—
Accrued compensation and benefits	61	26
Member deposits	7	8
Accrued expenses and other current liabilities	193	56
Total current liabilities	503	212
Long-term debt	624	416
Securitized debt from VIEs	103	—
Income taxes payable, non-current	5	—
Other long-term liabilities	60	19
Deferred revenue	85	87
Deferred income taxes	142	79
Total liabilities	1,522	813
Redeemable noncontrolling interest	1	1
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $0.01 par value; issued 133,541,668 and 59,853,933 shares, respectively	1	1
Treasury stock— 6,580,124 and 2,363,324 shares at cost, respectively	(96)	(35)
Additional paid-in capital	1,251	214
Retained earnings	463	281
Accumulated other comprehensive loss	(40)	(29)
Total ILG stockholders’ equity	1,579	432
Noncontrolling interests	31	33
Total equity	1,610	465
TOTAL LIABILITIES AND EQUITY	$3,133	$1,279

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In millions, except share data)

(Unaudited)

										Accumulated
			Total ILG					Additional		Other
	Total	Noncontrolling	Stockholders’	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Equity	Interests	Equity	Amount	Shares	Amount	Shares	Capital	Earnings	Loss
Balance as of December 31, 2015	$465	$33	$432	$1	59,853,933	$(35)	2,363,324	$214	$281	$(29)
Net income	207	1	206	—	—	—	—	—	206
Other comprehensive loss, net of tax	(14)	(3)	(11)	—	—	—	—	—	—	(11)
Non-cash compensation expense	8	—	8	—	—	—	—	8	—	—
Issuance of common stock upon vesting of RSUs, net of withholding taxes	(1)	—	(1)	—	609,972	—	—	(1)	—	—
Issuance of restricted stock for converted shares in connection with the acquisition of Vistana	—	—	—	—	705,794	—	—	—	—	—
Fair value of restricted stock awards attributable to precombination services converted in connection with the Vistana acquisition	2	—	2	—	—	—	—	2	—	—
Issuance of common stock in connection with the Vistana acquisition	1,029	—	1,029	—	72,371,969	—	—	1,029	—	—
Change in excess tax benefits from stock-based awards	(2)	—	(2)	—	—	—	—	(2)	—	—
Dividends declared on common stock	(23)	—	(23)	—	—	—	—	1	(24)	—
Treasury stock purchases	(61)	—	(61)	—	—	(61)	4,216,800	—	—	—

Balance as of June 30, 2016	$1,610	$31	$1,579	$1	133,541,668	$(96)	6,580,124	$1,251	$463	$(40)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
	(In millions)
Cash flows from operating activities:
Net income	$207	$43
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	8	7
Amortization of debt issuance costs	1	1
Depreciation expense	14	8
Provision for loan losses	4	1
Accretion of mortgages receivable	2	—
Non-cash compensation expense	8	7
Deferred income taxes	(3)	—
Equity in earnings from unconsolidated entities	(2)	(2)
Excess tax benefits from stock-based awards	—	(2)
Gain on bargain purchase of Vistana acquisition	(197)	—
Changes in operating assets and liabilities:
Restricted cash	2	4
Accounts receivable	(4)	(18)
Vacation ownership mortgages receivable	2	2
Vacation ownership inventory	(24)	3
Prepaid expenses and other current assets	(4)	6
Prepaid income taxes and income taxes payable	21	6
Accounts payable and other current liabilities	14	3
Deferred income	5	13
Other, net	(1)	4
Net cash provided by operating activities	53	86
Cash flows from investing activities:
Acquisitions, net of cash acquired	(77)	—
Investment in unconsoliated entity	(5)
Capital expenditures	(25)	(7)
Purchases of trading investments	(2)	—
Investment in financing receivables	(2)	—
Net cash used in investing activities	(111)	(7)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	350
Borrowings on revolving credit facility, net	210	(393)
Payments of debt issuance costs	(2)	(7)
Payments on securitized debt	(9)	—
Decrease in restricted cash	3	—
Payment to former Vistana owner for subsidiary financing obligation	(24)	—
Purchases of treasury stock	(56)	—
Dividend payments to stockholders	(23)	(14)
Withholding taxes on vesting of restricted stock units	(1)	(4)
Excess tax benefits from stock-based awards	—	2
Net cash provided by (used in) financing activities	98	(66)
Effect of exchange rate changes on cash and cash equivalents	(6)	(2)
Net increase in cash and cash equivalents	34	11
Cash and cash equivalents at beginning of period	93	81
Cash and cash equivalents at end of period	$127	$92
Supplemental disclosures of cash flow information:
Issuance of stock in connection with Vistana acquisition	$1,031	$—
Interest, net of amounts capitalized	$12	$3
Income taxes, net of refunds	$31	$18

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

Interval Leisure Group, Inc., or ILG, is a leading provider of professionally delivered vacation experiences and the exclusive global licensee for the Hyatt®, Westin® and Sheraton® brands in vacation ownership. We operate in the following two segments: Exchange and Rental, and Vacation Ownership (VO).

Exchange and Rental offers access to vacation accommodations and other travel-related transactions and services to leisure travelers, by providing vacation exchange services and vacation rentals, working with resort developers and operating vacation rental properties. The Exchange and Rental operating segment consists of Interval International (referred to as Interval), the Vistana Signature Network, the Hyatt Residence Club, the Trading Places International (known as TPI) operated exchange business, and Aqua-Aston Holdings, Inc. (referred to as Aqua-Aston).

Vacation Ownership engages in sales, marketing, and financing of vacation ownership interests (VOIs); the management of vacation ownership resorts; and related services to owners and associations. The Vacation Ownership operating segment consists of the VOI sales and financing  business of Vistana Signature Experiences (Vistana) and Hyatt Vacation Ownership (HVO) as well as the management related lines of business of Vistana, HVO, Vacation Resorts International (or VRI), TPI, and VRI Europe.

ILG was incorporated as a Delaware corporation in May 2008 in connection with a plan by IAC/InterActiveCorp, or IAC, to separate into five publicly traded companies, referred to as the "spin-off." ILG commenced trading on The NASDAQ Stock Market in August 2008 under the symbol "IILG."

On May 11, 2016, we acquired the vacation ownership business of Starwood Hotels & Resorts Worldwide, Inc., or Starwood, known as Vistana. At closing, Starwood spun-off Vistana to its stockholders immediately prior to the merger of Vistana with and into a wholly owned subsidiary of ILG. In the merger, ILG issued approximately 72.4 million shares of ILG common stock to the holders who received Vistana common stock in the spin-off. Additionally, ILG directly purchased certain Mexican entities and a note receivable for total consideration of $123 million, which is subject to post-closing adjustment. In connection with the acquisition, Vistana entered into an exclusive, 80 - year global license agreement with Starwood for the use of the Westin® and Sheraton® brands in vacation ownership. Also, Vistana has the non-exclusive license for the existing St. Regis® and The Luxury Collection® vacation ownership properties and an affiliation with the Starwood Preferred Guest program.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2015 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the six months ended June 30, 2016 other than the following additional policies adopted as part of our acquisition of Vistana in the second quarter of 2016:

Revenue recognition

Vacation Ownership

If construction of the vacation ownership product is not complete, we determine the portion of revenues to recognize based upon the percentage of completion method, which includes judgments and estimates, including total project costs to complete. Revenue deferred under the percentage of completion calculations is included in deferred revenues on the condensed consolidated balance sheet as of June 30, 2016, and associated direct selling costs are deferred as prepaid expenses within prepaid expenses and other current assets.

Vacation Ownership Inventory and Cost of Sales

Our inventory consists of completed vacation ownership products and vacation ownership products under construction. We carry our inventory at the lower of cost or fair value, less expected direct selling costs, which can result in impairment charges and/or recoveries of previous impairments.

        We capitalize costs clearly associated with the acquisition, development and construction of a real estate project when it is probable that the project will move forward. We capitalize salary and related costs only to the extent they directly relate to the project. We capitalize interest expense, taxes and insurance costs when activities that are necessary to get the property ready for its intended use are underway. We cease capitalization of costs during prolonged gaps in development when substantially all activities are suspended or when projects are considered substantially complete.

        We account for our vacation ownership inventory and cost of vacation ownership products in accordance with the authoritative guidance for accounting for real estate time-sharing transactions contained in ASC Topic 978, Real Estate—Time Sharing Activities, which defines a specific application of the relative sales value method for reducing vacation ownership inventory and recording cost of sales. Also, pursuant to the guidance for accounting for real estate time-sharing transactions, we do not reduce inventory for the cost of vacation ownership products related to anticipated credit losses (accordingly, no adjustment is made when inventory is reacquired upon default of originated receivables). These standards provide for changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as cost of sales true-ups, and are recorded in cost of vacation ownership product sales to retrospectively adjust the margin previously recorded subject to those estimates. These cost of sales true-ups could result in material adjustments to cost of vacation ownership product sales in a given period.

Costs Incurred to Sell Vacation Ownership Products

We capitalize and defer direct costs attributable to the sale of vacation ownership products until the sales are recognized, in accordance with the guidelines of ASC Topic 978, Real Estate—Time Sharing Activities. All such capitalized costs are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, and are subsequently reflected in sales and marketing expense when recognized. If a contract is cancelled, we charge the unrecoverable direct selling costs to expense. In accordance with ASC 978, indirect sales and marketing costs are expensed as incurred.

Vacation Ownership Mortgages Receivable and Allowance for Loan Losses

The collection activity associated with our securitized vacation ownership notes receivable determines the amount of our monthly repayments against our securitized debt. Collection activity includes contractual payments due and prepayments. In addition, defaulted and upgraded loans are generally removed from the securitized pool and are substituted or repurchased for debt repayment purposes. The securitized debt is non-recourse without a specific repayment schedule. As the amount of each principal payment is contingent on the cash flows from underlying vacation ownership mortgages receivable in a given period, we have not disclosed future contractual debt repayments. Additionally, our vacation ownership mortgages receivable securitization agreements allow us to receive the net excess cash flows (spread between the collections on the notes and payments for third party obligations as defined in the securitization agreements) from the VIEs provided we do not meet certain triggers related to default levels and collateralization of the securitized pool, as discussed in Note 10.

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

Significant estimates underlying the accompanying condensed consolidated financial statements primarily include:

•	the recovery of long‑lived assets as well as goodwill and other intangible assets;
•	purchase price allocations of business combinations;
•	loan loss reserves for vacation ownership mortgages receivable;
•	accounting for acquired vacation ownership mortgages receivable;
•	revenue recognition pertaining to sales of vacation ownership products pursuant to the percentage of completion method;
•	cost of vacation ownership product sales;
•	the determination of deferred income taxes including related valuation allowances;
•	the determination of deferred revenue and membership costs;
•	and the determination of stock‑based compensation.

In the opinion of ILG’s management, the assumptions underlying the historical condensed consolidated financial statements of ILG and its subsidiaries are reasonable.

Earnings per Share

Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units (“RSUs”) and restricted stock using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 0.5 million RSUs and shares of restricted stock, and 0.1 million RSUs for the three months ended June 30, 2016 and 2015, respectively, and 0.6 million RSUs and shares of restricted stock, and 0.5 million RSUs and stock options for the six months ended June 30, 2016 and 2015, respectively, as the effect of their inclusion would have been antidilutive to earnings per share.

In connection with the 2008 spin-off of ILG from IAC, stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. As of June 30, 2016, there were no stock options outstanding, and as of June 30, 2015, the balance was de minimis.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic weighted average shares of common stock outstanding	97,091	57,453	77,355	57,316
Net effect of common stock equivalents assumed to be vested related to RSUs and restricted stock	766	587	550	576
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	—	1	—	2
Diluted weighted average shares of common stock outstanding	97,857	58,041	77,905	57,894

Earnings per share for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$183,375	$16,641	$205,554	$41,903
Weighted average number of shares of common stock outstanding:
Basic	97,091	57,453	77,355	57,316
Diluted	97,857	58,041	77,905	57,894
Earnings per share attributable to common stockholders:
Basic	$1.89	$0.29	$2.66	$0.73
Diluted	$1.87	$0.29	$2.64	$0.72

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326).” This ASU amends the Board’s guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the current expected credit losses model) that is based on an expected losses model rather than an incurred losses model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of GAAP by decreasing the number of impairment models that entities use to account for debt instruments. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements as we currently apply an expected losses model against our outstanding vacation ownership mortgages receivable.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). The purpose of ASU 2016-12 is to address certain issues identified to improve Topic 606 by enhancing guidance on assessing collectability, presentation of sales taxes and other similar taxes collected from customers, noncash consideration and completed contracts and contract modifications at transition. The amendments in this Update affect the guidance in ASU 2014-09, which is not yet effective. The amendments are effective for fiscal years beginning after December 15, 2017 (and interim periods within that period). Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Given the complexities of this new revenue recognition standard (Topic 606), we are unable to determine, at this time, whether adoption of this standard and its associated ASUs will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures; however, we will continue to assess through the effective date the future impact to our consolidated financial statements.

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

NOTE 3—BUSINESS COMBINATION

On May 11, 2016, we completed the acquisition of Vistana, from wholly‑owned subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. as discussed in Note 1 to these condensed consolidated financial statements.

The Vistana acquisition is recorded on our condensed consolidated balance sheet as of May 11, 2016 based upon estimated fair values as of such date. The results of operations related to this business are included in our condensed consolidated statements of income beginning on  May 12, 2016 and within our Exchange and Rental and Vacation Ownership segments for segment reporting purposes on the basis of its respective business activities.

Purchase Price Allocation

The following table presents the preliminary allocation of total purchase price consideration to the assets acquired and liabilities assumed, based on their estimated fair values as of their respective acquisition dates (in millions):

Vistana Acquisition
Cash	$45
Vacation ownership inventory	221
Vacation ownership mortgages receivable	712
Other current assets	143
Intangibles	241
Property plant and equipment	465
Other non-current assets	24
Deferred revenue	(60)
Securitized debt	(154)
Other current liabilities(2)	(187)
Other non-current liabilities	(98)
Gain on bargain purchase(1)	(197)
Net assets acquired	$1,155

(1)

Gain on bargain purchase represents the excess of the fair value of the net tangible and intangible assets acquired over the purchase price. This gain is presented within Other income (expense), net, in our condensed consolidated statement of income for the period ended June 30, 2016. The existence of a gain on bargain purchase pertaining to this transaction is principally related to the decrease in our stock price leading up to the acquisition date.

(2)	Includes a $24 million accrual pertaining to a dividend declared by a subsidiary of Vistana to Starwood prior to our acquisition date which was settled subsequent to the acquisition closing.

The purchase price allocated to the fair value of identifiable intangible assets associated with the Vistana acquisition is as follows (in millions):

	Fair Value	Useful Life (years)
Resort management contracts	$150	26
Customer relationships	90	22
Other	1	< 1
Total	$241

In connection with the Vistana acquisition we recorded identifiable intangible assets of $241 million, all of which were definite-lived intangible assets, related to Vistana’s membership base in their Vistana Signature Network (described in table above as customer relationships) and their resort management contracts. The amortization period, as of the respective acquisition date, for the definite-lived resort management contracts and customer relationships intangible assets noted in the table above is 26 and 22 years, respectively.

The valuation of the assets acquired and liabilities assumed in connection with this acquisition was based on fair values at the acquisition date. The assets purchased and liabilities assumed for the Vistana acquisition have been reflected in the accompanying condensed consolidated balance sheet as of June 30, 2016. However, given the circumstances of this acquisition which closed in the middle of the second quarter, as well as the size and complexity of the transaction, the entire purchase price allocation disclosed herein (as well as the related gain on bargain purchase) is considered provisional at this time and subject to adjustment to reflect new information obtained about factors and circumstances that existed as of the acquisition date that if known would have affected the measurement of the amounts recognized as of that date, while the measurement period remains open.

Results of operations

Revenue and earnings before income taxes and noncontrolling interests related to the Vistana acquisition was recognized in our condensed consolidated statements of income totaling $122 million and $7 million, respectively, for the three and six months ended June 30, 2016. Transaction costs, consisting primarily of professional fees, directly related to this acquisition and expensed as incurred totaled $12 million and $15 million for the three and six months ended June 30, 2016, respectively, and are classified within the general and administrative expense line item in our condensed consolidated statements of income included herein.

Pro forma financial information (unaudited)

The following unaudited pro forma financial information presents the consolidated results of ILG and Vistana as if the acquisition had occurred on January 1, 2015. The pro forma results presented below for the year ended December 31, 2015 and the six months ended June 30, 2016 are based on the historical financial statements of ILG and Vistana, adjusted to reflect the purchase method of accounting, with ILG as accounting acquirer. The pro forma information is not necessarily indicative of the consolidated results of operations that might have been achieved for the periods or dates indicated, nor is it necessarily indicative of the future results of the combined company. It does not reflect cost savings expected to be realized from the elimination of certain expenses and from synergies expected to be created or the costs to achieve such cost savings or synergies, if any. Income taxes do not reflect the amounts that would have resulted had ILG and Vistana filed consolidated income tax returns during the periods presented. Pro forma adjustments reflect non-recurring adjustments in 2015 of $197 million pertaining to the gain on bargain purchase discussed above and a $14 million reduction in revenue related to the remeasurement of deferred revenue balances as part of purchase accounting. Pro forma adjustments are tax-effected at ILG's estimated statutory tax rate of 37.2% for the 2015 and 2016 periods, with the exception of the $197 million gain which is not subject to income taxation.

(In millions, except per share data)	Year Ended December 31, 2015	Six Months Ended June 30, 2016
Revenue	$1,593	$839
Net income attributable to common stockholders	$345	$53
Earnings per share:
Basic	$2.66	$0.41
Diluted	$2.64	$0.40

NOTE 4—RESTRICTED CASH

Restricted cash consists of the following (in millions):

	June 30,	December 31,
	2016	2015
Escrow deposits on vacation ownership products	$57	$2
Securitization VIEs	7	—
Other	10	15
Total restricted cash	$74	$17

Restricted cash associated with escrow deposits on vacation ownership products represents amounts that are held in escrow until statutory requirements for release are satisfied, at which time that cash is no longer restricted. Restricted cash of securitization VIEs represents cash held in accounts related to vacation ownership mortgages receivable securitizations, which is generally used to pay down securitized vacation ownership debt in the period following the quarter in which the cash is received.

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE

Vacation ownership mortgages receivable is comprised of various mortgage loans related to our financing of vacation ownership interval sales. As part of our acquisitions of HVO and Vistana, we acquired existing portfolios of vacation ownership mortgages receivable. These loans are accounted for using the expected cash flows method of recognizing discount accretion based on the acquired loans’ expected cash flows pursuant to ASC 310-30, “Loans acquired with deteriorated credit quality.” At acquisition, we recorded these acquired loans at fair value, including a credit discount or premium, as applicable, which is accreted as an adjustment to yield over the loan pools’ estimate life. Originated loans as of June 30, 2016 and December 31, 2015 represent vacation ownership mortgages receivable originated by ILG, or more specifically our Vacation Ownership segment, subsequent to the acquisitions of HVO and Vistana on October 1, 2014 and May 11, 2016,  respectively.

Vacation ownership mortgages receivable carrying amounts as of June 30, 2016 and December 31, 2015 were as follows (in millions):

	June 30,			December 31,
	2016			2015
	Securitized	Unsecuritized(2)	Total	Securitized	Unsecuritized(2)	Total
Acquired vacation ownership mortgages receivable(1)	$163	$524	$687	$—	$23	$23
Originated vacation ownership mortgages receivable(1)	—	52	52	—	11	11
Less allowance for loan losses on originated loans	—	(6)	(6)	—	(2)	(2)
Net vacation ownership mortgages receivable	$163	$570	$733	$—	$32	$32

(1)	At various interest rates with varying payment terms through 2031 for acquired receivables and through 2031 for originated receivables
(2)	As of June 30, 2016, $16 million of unsecuritized vacation ownership receivables were not eligible for securitization.

The fair value of our acquired loans as of the respective acquisition dates were determined by use of a discounted cash flow approach which calculates a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective loans, while considering anticipated defaults and early repayments determined based on historical experience. Consequently, the fair value of these acquired loans recorded on our consolidated balance sheet as of the acquisition date includes an estimate for future loan losses which becomes the historical cost basis for that existing portfolio going forward. As of June 30, 2016 and December 31, 2015, the contractual outstanding balance of the acquired loans, which represents contractually-owed future principal amounts, was $603 million and $26 million, respectively. The change as of June 30, 2016 from year-end reflects the acquired loans pertaining to the Vistana acquisition.

The table below (in millions) presents a rollforward from December 31, 2015 of the accretable yield (interest income) expected to be earned related to our acquired loans, as well as the amount of non-accretable difference at the end of the period. Nonaccretable difference represents estimated contractually required payments in excess of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the carrying amount of the acquired loans.

Six Months Ended
Accretable Yield	June 30, 2016
Balance, beginning of period	$12
Vistana acquired accretable yield	245
Accretion	(12)
Reclassification between nonaccretable difference	—
Balance, end of period	$245

Nonaccretable difference, end of period balance	$61

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

Vacation ownership mortgages receivable as of June 30, 2016 are scheduled to mature as follows (in millions):

	Vacation Ownership Mortgages Receivable
	Acquired
Twelve month period ending June 30,	Securitized Loans	Unsecuritized Loans	Unsecuritized Loans	Total
2017	$30	$45	$5	$80
2018	27	44	3	74
2019	24	44	4	72
2020	22	45	4	71
2021	18	47	4	69
2022 and thereafter	23	234	32	289
Total	144	459	52	655
Plus: net premium on acquired loans(1)	19	65	—	84
Less: allowance for losses	—	—	(6)	(6)
Net vacation ownership mortgages receivable	$163	$524	$46	$733
Weighted average stated interest rate as of June 30, 2016	13.2%	13.3%	13.3%
Range of stated interest rates as of June 30, 2016	8.0% to 15.9%		11.9% to 14.9%

(1)	The difference between the contractual principal amount of acquired loans of $603 million and the net carrying amount of $687 million as of June 30, 2016 is related to the application of ASC 310-30.

Collectability

We assess our vacation ownership mortgages receivable portfolio of loans for collectability on an aggregate basis. Estimates of uncollectability pertaining to our originated loans are recorded as provisions in the vacation ownership mortgages receivable allowance for losses. For originated loans, we record an estimate of uncollectability as a reduction of sales of vacation ownership intervals in the accompanying condensed consolidated statements of income at the time revenue is recognized on a vacation ownership interval sale. We evaluate our originated loan portfolio collectively as they are largely homogeneous, smaller-balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgages receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio. As of June 30, 2016, allowance for losses of

$6 million for uncollectability was recorded to the vacation ownership mortgages receivable allowance for losses related solely to our originated loans.

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

We use the origination of the notes by brand (Westin, Sheraton, Hyatt and other) and the FICO scores of the buyers as the primary credit quality indicators to calculate the loan loss reserve for our originated vacation ownership mortgages receivable, as we believe there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired, supplemented by the FICO scores of the buyers. In addition to quantitatively calculating the loan loss reserve based on our static pool analysis, we supplement the process by evaluating certain qualitative data, including the aging of the respective receivables, current default trends by brand and origination year and various macroeconomic indicators.

At June 30, 2016, the weighted average FICO score within our consolidated loan pools was 713 based upon the outstanding loan balance at time of origination. The average estimated rate for all future defaults for our consolidated outstanding pool of loans as of June 30, 2016 was 9.8%.

Balances of our vacation ownership mortages receivable by brand and by FICO score (at time of loan origination) were as follows (in millions):

	As of June 30, 2016
	700+	600-699	<600	No Score	Total
Westin	183	90	5	30	308
Sheraton	161	148	13	62	384
Hyatt	19	13	2	1	35
Other	7	1	-	4	12
Vacation ownership mortgages receivable, gross	370	252	20	97	739

On an ongoing basis, we monitor credit quality of our vacation ownership mortgages receivable portfolio based on payment activity as follows:

•	Current—The consumer’s note is in good standing as payments and reporting are current per the terms contractually stipulated in the agreement.

•	Delinquent—We consider a vacation ownership mortgage receivable to be delinquent based on the contractual terms of each individual financing agreement.

•

Non‑performing—Our vacation ownership mortgages receivable are generally considered non‑performing if interest or principal is more than 30 days past due. All non‑performing loans are placed on non‑accrual status and we do not resume interest accrual until the receivable becomes contractually current. We apply payments we receive for vacation ownership notes receivable on non‑performing status first to interest, then to principal, and any remainder to fees.

In the event of a default, we generally have the right to recover the mortgaged VOIs and consider loans to be in default upon reaching 120 days outstanding. Our aged analysis of delinquent vacation ownership mortgages receivable and the gross balance of vacation ownership mortgages receivable greater than 120 days past‑due as of June 30, 2016 and December 31, 2015 for our originated loans is as follows (in millions):

			Delinquent			Defaulted(1)
	Receivables	Current	30-59 Days	60-89 Days	90-119 Days	≥120	Total Delinquent & Defaulted
Originated Loans
June 30, 2016	$52	$52	$—	$—	$—	$—	$—
December 31, 2015	$11	$11	$—	$—	$—	$—	$—

(1)	Mortgages receivable equal to or greater than 120 days are considered defaulted and have been fully reserved in our loan loss reserve for originated loans.

NOTE 6—VACATION OWNERSHIP INVENTORY

Vacation ownership inventory primarily consists of unsold vacation ownership intervals that are available for sale in their current form and vacation ownership projects under construction. In connection with the acquisition of Vistana on May 11, 2016 we acquired $221 million in unsold vacation ownership inventory stated at fair value. As of June 30, 2016 and December 31, 2015, vacation ownership inventory is comprised of the following (in millions):

	June 30,	December 31,
	2016	2015
Completed unsold vacation ownership interests	$137	$46
Vacation ownership products construction in process	164	—
Other	—	1
Total inventory	$301	$47

The change in inventory balances as of June 30, 2016 compared to December 31, 2016 principally pertains to the acquisition of Vistana on May 11, 2016.

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES

Our investments in unconsolidated entities, recorded under the equity method of accounting in accordance with guidance in ASC 323, “Investments—Equity Method and Joint Ventures,” primarily consists of an ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a vacation ownership resort in the state of Hawaii and Vistana’s Harborside at Atlantis joint venture. These joint ventures were acquired in connection with our acquisitions of HVO and Vistana and were recorded at fair value on the respective acquisition dates. Our equity income from investments in unconsolidated entities, recorded in equity in earnings from unconsolidated entities in the accompanying condensed consolidated statement of income, was $1 million each period for the three months ended June 30, 2016 and 2015, respectively and $2 million each period for the six months ended June 30, 2016 and 2015.

The ownership percentages of the Maui Timeshare Venture and Harborside investments are 33% and 50%, respectively, and ownership percentages of the other investments range from 25.0% to 50.0%. The carrying value of our investments in unconsolidated entities as of June 30, 2016 and December 31, 2015 were as follows (in millions):

	June 30,	December 31,
	2016	2015
Maui Timeshare Venture, LLC	$40	$37
Harborside at Atlantis joint venture	13	—
Other	5	1
Total	$58	$38

The change from December 31, 2015 principally represents the equity interest acquired in Harborside at Atlantis in connection with the Vistana acquisition in the second quarter and, within Other, an investment made in the first quarter in a fee-for-service, real-estate brokerage firm that specializes in reselling resort timeshare properties on behalf of independent homeowners’ associations.

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment, net is as follows (in millions):

	June 30,	December 31,
	2016	2015
Computer equipment	$35	$23
Capitalized software (including internally developed software)	134	108
Land, buildings and leasehold improvements	362	51
Land held for development	54	—
Furniture, fixtures and other equipment	44	17
Construction projects in progress	36	—
Other projects in progress	38	19
Less: accumulated depreciation and amortization	(142)	(127)
Total property and equipment, net	$561	$91

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Pursuant to FASB guidance as codified within ASC 350, “Intangibles—Goodwill and Other,” goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date.

ILG is comprised of two operating and reportable segments: Exchange and Rental, and Vacation Ownership, each of which contain two reporting units as follows:

OPERATING SEGMENTS
Exchange and Rental	Vacation Ownership
Exchange reporting unit	VO management reporting unit
Rental reporting unit	VO sales and financing reporting unit

The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill as of June 30, 2016 and December 31, 2015 (in millions):

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2016	Additions	Deductions	Translation	Impairment	June 30, 2016
Exchange	$496	$—	$—	$—	$—	$496
Rental	20	—	—	—	—	20
VO management	38	—	—	(1)	—	37
VO sales and financing	7	—	—	—	—	7
Total	$561	$—	$—	$(1)	$—	$560

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2015	Additions	Deductions	Translation	Impairment	December 31, 2015
Exchange	$496	$—	$—	$—	$—	$496
Rental	20	—	—	—	—	20
VO management	39	—	—	(1)	—	38
VO sales and financing	7	—	—	—	—	7
Total	$562	$—	$—	$(1)	$—	$561

Other Intangible Assets

The balance of other intangible assets, net as of June 30, 2016 and December 31, 2015 is as follows (in millions):

	June 30,	December 31,
	2016	2015
Intangible assets with indefinite lives	$119	$127
Intangible assets with definite lives, net	355	123
Total intangible assets, net	$474	$250

The $8 million change in our indefinite-lived intangible assets during the six months ended June 30, 2016 reflects the associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

At June 30, 2016 and December 31, 2015, intangible assets with indefinite lives relate to the following (in millions):

	June 30,	December 31,
	2016	2015
Resort management contracts	$75	$83
Trade names and trademarks	44	44
Total	$119	$127

At June 30, 2016, intangible assets with definite lives relate to the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$258	$(133)	$125
Purchase agreements	76	(76)	—
Resort management contracts	278	(52)	226
Technology	25	(25)	—
Other	23	(19)	4
Total	$660	$(305)	$355

At December 31, 2015, intangible assets with definite lives relate to the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$168	$(132)	$36
Purchase agreements	76	(76)	—
Resort management contracts	129	(46)	83
Technology	25	(25)	—
Other	22	(18)	4
Total	$420	$(297)	$123

In accordance with our policy on the recoverability of long-lived assets, we review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (asset group) may be impaired. For the six months ended June 30, 2016 and the year ended December 31, 2015, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test was not warranted.

Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $5 million and $3 million for the three months ended June 30, 2016 and 2015, respectively, and $8 million and $7 million for the six months ended June 30, 2016 and 2015, respectively. Based on June 30, 2016 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in millions):

Twelve month period ending June 30,
2017	$12
2018	21
2019	20
2020	20
2021	20
2022 and thereafter	262
$355

NOTE 10—CONSOLIDATED VARIABLE INTEREST ENTITIES

We have variable interests in the entities associated with Vistana’s three outstanding securitization transactions. As these securitizations consist of similar, homogenous loans, they have been aggregated for disclosure purposes. We applied the variable interest model and determined we are the primary beneficiary of these VIEs and, accordingly, these VIEs are consolidated in our results. In making that determination, we evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized vacation ownership mortgages receivable and any related non-performing loans. We are the servicer of the securitized vacation ownership mortgages receivable. We also have the option, subject to certain limitations, to repurchase or replace vacation ownership mortgages receivable that are in default at their outstanding principal amounts. Historically, Vistana has been able to resell the vacation ownership products underlying the vacation ownership mortgages repurchased or replaced under these provisions without incurring significant losses. We also hold the risk of potential loss (or gain), as we are the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, we hold both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

The securitization agreements are without recourse to us, except for breaches of representations and warranties with material adverse effect to the holders. We have the right to substitute loans for, or repurchase, defaulted loans at our option, subject to certain limitations. Based on industry practice and Vistana’s past practices, we currently expect that we will exercise this option.

The following table shows assets which are collateral for the related obligations of the variable interest entities, included in our consolidated balance sheets (in millions):

Vacation Ownership Mortgages Receivable Securitization (1)
June 30,
2016
Assets
Restricted cash	$7
Interest receivable	1
Vacation ownership mortgages receivable, net	163
Total	$171

Liabilities
Interest payable	—
Securitized debt	145
Total	$145

(1)	The creditors of these entities do not have general recourse to us.

Upon transfer of vacation ownership mortgage receivable, net to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in our restricted cash. Our interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts' debt. Unless we exceed certain triggers related to default levels and collateralization of the securitized pool, we are contractually entitled to receive the excess cash flows (spread between the collections on the mortgages and payment of third party obligations and debt service on the trusts’ debt defined in the securitization agreements) from the VIEs. Such activity totaled $3 million since our May 11, 2016 acquisition of Vistana through June 30, 2016. The net cash flows generated by the VIEs are used to repay our securitized debt from VIEs and, excluding any restricted cash balances, are reflected in the operating activities section of our combined statements of cash flows. The repayment of our securitized debt from VIEs is reflected in the financing activities section of our combined statements of cash flows.

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the general components of accrued expenses and other current liabilities (in millions):

	June 30,	December 31,
	2016	2015
General accrued expenses	$66	$18
Accrued other taxes	15	5
Customer deposits	67	13
Accrued membership related	26	20
Accrued construction costs	19	—
Accrued expenses and other current liabilities	$193	$56

NOTE 12—DEFERRED REVENUE

The following table summarized the general components of deferred revenue (in millions):

	June 30,	December 31,
	2016	2015
	(in millions)
Deferred membership-related revenue	$187	$169
Deferred sales of vacation ownership products	41	—
Other	6	4
Total	$234	$173

Deferred membership-related revenue primarily relates to membership fees from our Exchange and Rental segment, which are deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight-line basis.

Deferred sales of vacation ownership products primarily relate to sales associated with incomplete phases or buildings that are being recognized under the percentage-of-completion method. The increase in deferred sales of vacation ownership products relates to deferred revenue acquired in connection with our Vistana acquisition or generated thereafter, which primarily pertains to a property in Hawaii that is currently under construction. The related sales are deferred under the percentage of completion method.

Other deferred revenue pertains to annual maintenance fees collected that are not yet earned.

NOTE 13—SECURITIZED VACATION OWNERSHIP DEBT

As discussed in Note 10, the VIEs associated with the securitization of our VOI mortgages receivable acquired in connection with the Vistana acquisition are consolidated in our financial statements. Securitized vacation ownership debt consisted of the following (in millions):

June 30,
2016
2010 securitization, interest rates ranging from 3.65% to 4.75%, maturing 2021	$38
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2025	53
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	54
Total securitized vacation ownership debt	$145

During the three and six months ended June 30, 2016, interest expense associated with securitized vacation ownership debt totaled $1 million and is reflected within consumer financing expenses in our consolidated statements of income. The securitized debt is non-recourse with no contractual minimum repayment amounts throughout its term. The amount of each principal payment is contingent on the cash flows from the underlying vacation ownership notes in a given period. Refer to Note 5—Vacation Ownership Mortgages Receivable for the stated maturities of our securitized vacation ownership notes receivable, which provide an indication of the potential repayment pattern before the impact of any prepayments or defaults.

NOTE 14—LONG-TERM DEBT

Long‑term debt is as follows (in millions):

	June 30,	December 31,
	2016	2015
Revolving credit facility (interest rate of 2.47% at June 30, 2016 and 2.68% at December 31, 2015)	$285	$75
5.625% senior notes	350	350
Unamortized debt issuance costs (revolving credit facility)	(5)	(3)
Unamortized debt issuance costs (senior notes)	(6)	(6)
Total long-term debt, net of debt issuance costs	$624	$416

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

Additionally, on May 17, 2016, we entered into a fifth amendment to the Amended Credit Agreement which extended the maturity of the credit facility through May 17, 2021, and modified requirements with respect to assignments by lenders in connection with the acquisition of Vistana in May of 2016. There were no other material changes under this amendment.

As of June 30, 2016, there was $285 million outstanding. Any principal amounts outstanding under the revolving credit facility are due at maturity. As of June 30, 2016, the interest rate on the Amended Credit Agreement is based on (at our election) either LIBOR plus a predetermined margin that ranged from 1.25% to 2.5%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranged from 0.25% to 1.5%, in each case based on our consolidated total leverage ratio. As of June 30, 2016, the applicable margin was 2.00% per annum for LIBOR revolving loans and 1.00% per annum for Base Rate loans. As of June 30, 2016, the Amended Credit Agreement has a commitment fee on undrawn amounts that ranged from 0.25% to 0.40% per annum based on our leverage ratio and as of June 30, 2016 the commitment fee was 0.350%.

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

Senior Notes

On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting offering related expenses, were $343 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. In June 2016, we completed an exchange offer to exchange these unregistered notes with registered notes that otherwise have the same terms. As of June 30, 2016, total unamortized debt issuance costs relating to these senior notes were $6 million, which are presented as a direct deduction from the principal amount. Interest on the senior notes is paid semi-annually in arrears on April 15 and October 15 of each year and the senior notes are fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries that are required to guarantee the Amended Credit Facility. Additionally, the voting stock of the issuer and the subsidiary guarantors is 100% owned by ILG. The senior notes are redeemable from April 15, 2018 at a redemption price starting at 104.219% which declines over time.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We are in compliance with this covenant as of June 30, 2016. In addition, the Amended Credit Agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. We are also required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of June 30, 2016, the maximum consolidated secured leverage ratio was 3.25x and the minimum consolidated interest coverage ratio was 3.0x. As of June 30, 2016, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated secured leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 0.87 and 13.24, respectively.

Interest Expense and Debt Issuance Costs

Interest expense for the three months ended June 30, 2016 and 2015 was $6 million each year, respectively, and for the six months ended June 30, 2016 and 2015 was $12 million and $9 million, respectively. Interest expense for these periods is net of negligible capitalized interest relating to internally-developed software.

As of June 30, 2016, total unamortized debt issuance costs were $4 million, net of $3 million of accumulated amortization, incurred in connection with the issuance and various amendments to our Amended Credit Agreement, the issuance of our senior notes in April 2015 and the exchange for registered notes in June 2016. As of December 31, 2015, total unamortized debt issuance costs were $4 million, net of $2 million of accumulated amortization. Unamortized debt issuance costs are presented as a reduction of long-term debt in the accompanying condensed consolidated balance sheets, pursuant to ASC 2015-03. Unamortized debt issuance costs are amortized to interest expense through the maturity date of our respective debt instruments using the effective interest method for those costs related to our senior notes, and on a straight-line basis for costs related to our Amended Credit Agreement.

NOTE 15—FAIR VALUE MEASUREMENTS

In accordance with ASC Topic 820, “Fair Value Measurement,” (“ASC 820”) the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Assets and liabilities that are either recorded or disclosed at fair value are measured using a three‑tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1—Observable inputs that reflect quoted prices in active markets

Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable

Level 3—Unobservable inputs in which little or no market data exists, therefore requiring the company to develop its own assumptions

Fair Value of Financial Instruments

The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the six months ended June 30, 2016. Our financial instruments are detailed in the following table.

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Cash and cash equivalents	$127	$127	$93	$93
Restricted cash and cash equivalents	71	71	17	17
Financing receivables	19	19	16	16
Vacation ownership mortgages receivable	733	742	32	34
Investments in marketable securities	13	13	11	11
Securitized debt	145	145	—	—
Revolving credit facility(1)	(280)	(285)	(72)	(75)
Senior notes(1)	(344)	(353)	(344)	(348)

(1)

As of June 30, 2016, the carrying value of our revolving credit facility and senior notes include $4 million and $6 million of debt issuance costs, respectively, which are presented as a direct reduction of the corresponding liability.

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

The financing receivables as of June 30, 2016 are presented in our consolidated balance sheet within other non‑current assets and principally pertains to a convertible secured loan to CLC that matures October of 2019 with interest payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion. The carrying value of this financing receivable approximates fair value through inputs inherent to the originating value of this loan, such as interest rates and ongoing credit risk accounted for through non‑recurring adjustments for estimated credit losses as necessary (Level 2). The stated interest rate on this loan is comparable to market. Interest is recognized within our “Interest income” line item in our condensed consolidated statement of income for the three and six months ended June 30, 2016.

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

Investments in marketable securities consist of marketable securities (mutual funds) related to deferred compensation plans which are funded in a Rabbi trust as of June 30, 2016 and classified as other noncurrent assets in the accompanying condensed consolidated balance sheets. This deferred compensation plan was created in connection with the HVO acquisition and funded following both the HVO and Vistana acquisitions. Participants in the deferred compensation plan unilaterally determine how their compensation deferrals are invested within the confines of the Rabbi trust which holds the marketable securities. Consequently, management has designated these marketable securities as trading investments, as allowed by applicable accounting guidance, even though there is no intent by ILG to actively buy or sell securities with the objective of generating profits on short‑term differences in market prices. These marketable securities are recorded at a fair value of $13 million as of June 30, 2016 based on quoted market prices in active markets for identical assets (Level 1). Minimal unrealized trading gains for the three months and six months ended June 30, 2016 were recorded, with an accompanying offsetting adjustment to employee compensation expense, and are each included within general and administrative expenses in the accompanying condensed consolidated statement of income. See Note 17 for further discussion in regards to this deferred compensation plan.

Our non-public, securitized debt fair value is determined based upon discounted cash flows for the debt using Level 3 inputs such as rates deemed reasonable for the type of debt, prevailing market conditions and the length of maturity for the debt.

Borrowings under our senior notes (issued April 2015) and revolving credit facility are carried at historical cost and adjusted for principal payments. The fair value of our senior notes was estimated at June 30, 2016 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our senior notes (Level 2). The carrying value of the outstanding balance under our revolving credit facility, exclusive of debt issuance costs, approximates fair value as of June 30, 2016 and December 31, 2015 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

NOTE 16—EQUITY

ILG has 300 million authorized shares of common stock, par value of $0.01 per share. At June 30, 2016, there were 132.8 million shares of ILG common stock issued, of which 126.8 million are outstanding with 6.1 million shares held as treasury stock. At December 31, 2015, there were 59.9 million shares of ILG common stock issued, of which 57.5 million were outstanding with 2.4 million shares held as treasury stock.

ILG has 25 million authorized shares of preferred stock, par value of $0.01 per share, none of which are issued or outstanding as of June 30, 2016 and December 31, 2015. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

In connection with the acquisition of Vistana in May 2016, we issued 72.4 million shares of ILG common stock to the holders who received Vistana common stock in the spin-off from its former parent.

Dividend Declared

In February and May 2016, our Board of Directors declared a quarterly dividend payment of $0.12 per share paid in March and June of 2016, respectively, amounting to $7 million and $16 million, respectively.

In August 2016, our Board of Directors declared a $0.12 per share dividend payable September 21, 2016 to shareholders of record on September 7, 2016.

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

Share Repurchase Program

In May 2016, ILG’s Board of Directors increased the remaining share repurchase authorization to a total of $100 million. Acquired shares of our common stock are held as treasury shares carried at cost on our condensed consolidated financial statements. Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

During the six months ended June 30, 2016, we repurchased 4.2 million shares of common stock for $61 million. As of June 30, 2016, the remaining availability for future repurchases of our common stock was $39 million. There were no repurchases of common stock during the year ended December 31, 2015.

Accumulated Other Comprehensive Loss

Entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the three months and six months ended June 30, 2016, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments, as disclosed in our accompanying condensed consolidated statements of comprehensive income.

Noncontrolling Interests

Noncontrolling Interest—VRI Europe

In connection with the VRI Europe transaction on November 4, 2013, CLC was issued a noncontrolling interest in VRI Europe representing 24.5% of the business, which was determined based on the purchase price paid by ILG for its 75.5% ownership interest as of the acquisition date. As of June 30, 2016 and December 31, 2015, this noncontrolling interest amounts to $30 million and $33 million, respectively, and is presented on our condensed consolidated balance sheets as a component of equity. The change from December 31, 2015 to June 30, 2016 relates to the recognition of the noncontrolling interest holder’s proportional share of VRI Europe’s earnings, as well as the translation effect on the foreign currency based amount.

The parties have agreed not to transfer their interests in VRI Europe or CLC’s related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG’s VRI Europe shares in connection with a sale of the entire CLC resort business subject to achieving minimum returns and a preemptive right by ILG. As of June 30, 2016, there have been no changes in ILG’s ownership interest in VRI Europe.

Additionally, in connection with this arrangement, ILG and CLC entered into a loan agreement whereby ILG made available to CLC a convertible secured loan facility of $15 million that matures in October of 2019 with interest payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion, which would allow for settlement of the loan in CLC’s shares of VRI Europe for contractually determined equivalent value. ILG has the right to exercise this share option at any time prior to maturity of the loan; however, the equivalent value for these shares would be measured at a 20% premium to its acquisition date value. We have determined the value of this embedded derivative is not material to warrant bifurcating from the host instrument (loan) at this time.

Noncontrolling Interest—Hyatt Vacation Ownership

In connection with the HVO acquisition on October 1, 2014, ILG assumed a noncontrolling interest in a joint venture entity, which we fully consolidate, formed for the purpose of developing and selling VOIs. The fair value of the noncontrolling interest at acquisition was determined based on the noncontrolling party’s ownership interest applied against the fair value allocated to the respective joint venture entity. As of June 30, 2016 and December 31, 2015, this noncontrolling interest amounted to $1 million and $2 million, respectively, and is presented on our condensed consolidated balance sheets as a component of equity.

NOTE 17—BENEFIT PLANS

Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre‑tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant’s eligible earnings, subject to Internal Revenue Service (“IRS”) restrictions. Matching contributions for the ILG plan were $1 million and $1 million for the three months ended June 30, 2016 and 2015, respectively and $2 million and $1 million for the six months ended June 30, 2016 and 2015, respectively. Matching contributions were invested in the same manner as each participant’s voluntary contributions in the investment options provided under the plan.

Effective August 20, 2008, a deferred compensation plan (the “Director Plan”) was established to provide non‑employee directors of ILG an option to defer director fees on a tax‑deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 57,218 share units were outstanding at June 30, 2016. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

Effective October 1, 2014, a non-qualified deferred compensation plan (the “DCP”) was established to allow eligible employees of ILG an option to defer compensation on a tax-deferred basis. The initial establishment of the DCP was intended to receive a transfer of deferred compensation liabilities in connection with the acquisition of HVO and, the DCP was amended in 2016 in connection with the receipt of a transfer of deferred compensation plan liabilities and assets in connection with the acquisition of Vistana. Participants in the DCP currently include only certain HVO and Vistana employees that participated in similar plans prior to the acquisitions by ILG of HVO and Vistana, respectively. These participants make an election prior to the first of each year to defer an amount of compensation payable for services to be rendered beginning in the next calendar year, and also select when such deferred amounts will be distributed in the future. Participants are fully vested in all amounts held in their individual accounts. Participants have only an unsecured claim against ILG for the future payment of the deferred amounts, although payment is indirectly secured through a fully funded Rabbi trust. The Rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi trust are not available for general corporate purposes. Amounts in the Rabbi trust are invested in mutual funds, as selected by participants, which are designated as trading securities and carried at fair value. Subsequent to the acquisitions of HVO and Vistana, there were net transfers of $11 million and $2 million, respectively, into the Rabbi trust, related to participants that became ILG employees in connection with the respective acquisitions. As of June 30, 2016, the fair value of the investments in the Rabbi trust was $13 million which is recorded in other non-current assets with the corresponding deferred compensation liability recorded in other long-term liabilities in the condensed consolidated balance sheet. We recorded unrealized gains to general and administrative expense related to the investment gains, and a charge to compensation expense also within general and administrative expense related to the increase in deferred compensation liabilities to reflect the DCP liability. Such amounts were de minimis in the three and six months ended June 30, 2016 in the condensed consolidated statements of income.

NOTE 18—STOCK‑BASED COMPENSATION

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

Under the ILG 2013 Stock and Incentive Compensation Plan, the maximum aggregate number of shares of common stock reserved for issuance as of adoption is 4.1 million shares, less one share for every share granted under any prior plan after December 31, 2012. As of June 30, 2016, a de minimis amount of shares were available for future issuance under the 2013 Stock and Incentive Compensation Plan.

During the first half of 2016 and 2015, the Compensation Committee granted 855,000 and 423,000 RSUs, respectively, vesting over one to four years, to certain officers, board of directors and employees of ILG and its subsidiaries. Of these RSUs granted in 2016 and 2015, approximately 140,000 and 105,000, respectively, cliff vest in three years and approximately 105,000 and 54,000, respectively, are subject to performance criteria that could result between 0% and 200% of these awards being earned either based on defined adjusted EBITDA or relative total shareholder return targets over the respective performance period, as specified in the award document.

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

Additionally, on May 11, 2016, in connection with the acquisition of Vistana, all of the unvested equity grants held by Vistana’s employees under Starwood plans were converted to grants under the ILG 2013 Stock and Incentive

Plan based on a conversion factor using relative stock prices at closing. A total of 713,000 shares of restricted stock and 11,000 RSUs were issued in this conversion with a fair value of $10.3 million, of which $2 million and $8 million were attributed to pre-acquisition and post-acquisition services, respectively. The converted awards generally have the same terms and conditions as the original Starwood awards and vest through the first quarter of 2019.

In connection with the acquisition effective May 12, 2016, certain ILG and Vistana executive officers were awarded a total of 595,000 RSUs, with 375,000 cliff vesting in three years, and 220,000 vesting over three years as follows, 30%, 30% and 40%. All of these RSUs granted are subject to performance criteria of which 168,000 could result between 0% and 200% of these awards being earned based on defined adjusted EBITDA targets and 75,000 could result between 0% and 140% of these awards being earned based on revenue targets, over the respective performance period, as specified in the award documents. Of the aggregate estimated value of the awards, $5 million is being amortized to expense on a straight-line basis, and $3 million is being amortized to expense on an accelerated basis, over the applicable vesting period of the awards.

Non‑cash compensation expense related to RSUs and restricted stock for the three months ended June 30, 2016 and 2015 was $5 million and $3 million, respectively and $8 million and $6 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, there was approximately $36 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs and restricted stock, which is currently expected to be recognized over a weighted average period of approximately 2 years.

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

Non‑cash stock‑based compensation expense related to equity awards is included in the following line items in the accompanying condensed consolidated statements of income for the three months ended June 30, 2016 and 2015 (in millions):

	Three Months		Six months
	Ended		Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of sales	$—	$—	$1	$—
Selling and marketing expense	1	—	1	1
General and administrative expense	4	3	6	6
Non-cash compensation expense	$5	$3	$8	$7

The following table summarizes RSU activity during the six months ended June 30, 2016:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(In millions)
Non-vested RSUs at January 1, 2016	2	$22.98
Granted	2	13.29
Vested	(1)	20.73
Non-vested RSUs at June 30, 2016	3	$16.75

NOTE 19—INCOME TAXES

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

For the three and six months ended June 30, 2016, ILG recorded income tax provisions for continuing operations of $36 million and $49 million, respectively, which represent effective tax rates of 16.4% and 19.1% for the respective periods. These tax rates are lower than the federal statutory rate of 35% due principally to the nontaxable gain on bargain purchase recorded during the current period in connection with the acquisition of Vistana and included in the computation of the annual expected effective tax rate as a non-discrete permanent item. This gain on bargain purchase is not subject to income taxation and reduced our effective tax rate in absolute terms by approximately 21 and 18 percentage points for the three and six months ended June 30, 2016, respectively.

For the three and six months ended June 30, 2015, ILG recorded income tax provisions for continuing operations of $10 million and $24 million, respectively, which represent effective tax rates of 36.1% and 36.0% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

As of June 30, 2016, there were no material changes to ILG’s unrecognized tax benefits and related interest. In connection with the acquisition of Vistana, Starwood and ILG entered into a Tax Matters Agreement, discussed further below.  Under the Tax Matters Agreement, Starwood indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-close period. Accordingly, any unrecognized tax benefits for Vistana related to the pre-close period that are the obligation of its former parent have not been recorded. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense.

ILG files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. As of June 30, 2016, no open tax years are currently under examination by the IRS.  During the quarter, ILG was notified by the State of Florida that the consolidated state tax return for the tax years ended December 31, 2012 through 2014 will be examined.  No other tax years are currently under examination in any material state and local jurisdictions. Vistana, by virtue of previously filed consolidated tax returns with Starwood, is under audit by the IRS for several pre-close periods.  Vistana is also under audit in Mexico for the tax year ended December 31, 2012.  Under the Tax Matters Agreement, Starwood indemnifies ILG for all income tax liabilities and related interest and penalties for the pre-close period.

In connection with the Vistana transaction, Starwood and ILG entered into a Tax Matters Agreement that generally governs the parties' respective rights, responsibilities, and obligations with respect to taxes, including both taxes arising in the ordinary course of business as well as taxes, if any, incurred as a result of any failure of the Vistana reorganization, spin-off, Merger and certain related transactions consummated in connection with Starwood's internal restructuring to qualify for their intended U.S. federal income tax treatment. In addition to allocating responsibility for these taxes between the parties, the Tax Matters Agreement sets forth the respective obligations of the parties with respect to the filing of tax returns, the administration of tax contests and assistance and cooperation on tax matters. The Tax Matters Agreement also generally prohibits ILG, Vistana and any subsidiary of Vistana from taking certain actions that could cause the failure of the Vistana reorganization, spin-off, Merger and certain related transactions consummated in connection with Starwood's internal restructuring from qualifying for their intended tax treatment. Additional details can be found in the Tax Matters Agreement which was included as an exhibit to Form 8-K filed on May 12, 2016.

NOTE 20—SEGMENT INFORMATION

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

Our Exchange and Rental segment offers access to vacation accommodations and other travel‑related transactions and services to leisure travelers, by providing vacation exchange services and vacation rental, working with resort developers and managing vacation properties. Our Vacation Ownership segment engages in the management, sales, marketing, financing, rental and ancillary services, and development of VOIs as well as related services to owners and associations.

ILG provides certain corporate functions that benefit the organization as a whole. Such corporate functions include corporate services relating to oversight, corporate development, finance and accounting, legal, treasury, tax, internal audit, human resources, and certain IT functions. Costs relating to such corporate functions that are not directly cross‑charged to individual businesses are being allocated to our two operating and reportable segments based on a pre‑determined measure of profitability relative to total ILG. All such allocations relate only to general and administrative expenses. The condensed consolidated statements of income are not impacted by this cross‑segment allocation.

Information on reportable segments and reconciliation to consolidated operating income is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Exchange and Rental:
Transaction revenue	$50	$48	$108	$104
Membership fee revenue	34	31	64	63
Ancillary member revenue	1	1	3	3
Total member revenue	85	80	175	170
Club rental revenue	15	3	18	5
Other revenue	6	6	12	13
Rental management revenue	10	12	23	25
Cost reimbursement revenue	24	24	46	47
Total revenues	140	125	274	260
Cost of service and membership related sales	16	17	32	35
Cost of sales of rental and ancillary services	19	9	31	18
Cost reimbursements	24	24	46	47
Total cost of sales	59	50	109	100

Gross profit	81	75	165	160
Royalty fee expense	—	—	1	1
Selling and marketing expense	15	16	29	31
General and administrative expense	32	26	56	52
Amortization expense of intangibles	3	2	5	4
Depreciation expense	4	4	9	7
Segment operating income	$27	$27	$65	$65

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Vacation Ownership:
Resort operations revenue	$30	$4	$35	$7
Management fee revenue	27	21	48	43
Sales of vacation ownership products, net	49	10	58	16
Consumer financing revenue	11	1	13	3
Cost reimbursement revenue	40	13	55	29
Total revenue	157	49	209	98
Cost of service and membership related	11	8	20	16
Cost of sales of vacation ownership products	19	7	25	12
Cost of rental and ancillary services	23	2	25	4
Cost of consumer financing	3	—	3	—
Cost reimbursements	40	13	55	29
Total cost of sales	96	30	128	61

Gross profit	61	19	81	37
Royalty fee expense	5	1	6	1
Selling and marketing expense	27	3	30	6
General and administrative expense	22	10	36	19
Amortization expense of intangibles	2	1	3	3
Depreciation expense	5	—	5	1
Segment operating income	$—	$4	$1	$7

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Consolidated:
Revenue	$297	$174	$483	$358
Cost of sales	155	80	237	161
Gross profit	142	94	246	197
Direct segment operating expenses	115	63	180	125
Operating income	$27	$31	$66	$72

Selected financial information by reporting segment is presented below (in millions).

	June 30,	December 31,
	2016	2015
Total Assets:
Exchange and Rental	$1,001	$905
Vacation Ownership	2,132	374
Total	$3,133	$1,279

Geographic Information

We conduct operations through offices in the U.S. and 14 other countries. For the six months ended June 30, 2016 and 2015 revenue is sourced from over 100 countries worldwide. Other than the United States and Europe, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the three and six months ended June 30, 2016 and 2015.

Geographic information on revenue, based on sourcing, and long‑lived assets, based on physical location, is presented in the table below (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
United States	$250	$144	$406	$298
Europe	17	17	34	34
All other countries(1)	30	13	43	26
Total	$297	$174	$483	$358

(1)	Includes countries within the following continents: Africa, Asia, Australia, North America and South America.

	June 30,	December 31,
	2016	2015
Long-lived assets (excluding goodwill and intangible assets):
United States	$451	$87
Mexico	106	—
Europe	4	4
Total	$561	$91

NOTE 21—COMMITMENTS AND CONTINGENCIES

Contingencies

In the ordinary course of business, ILG is a party to various legal proceedings. ILG establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. ILG does not establish reserves for identified legal matters when ILG believes that the likelihood of an unfavorable outcome is not probable. Although management currently believes that an unfavorable resolution of claims against ILG, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of ILG, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. ILG also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 19 for a discussion of income tax contingencies.

Purchase Obligations and Other Commitments

Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. At June 30, 2016, guarantees, surety bonds and letters of credit totaled $98 million, with the highest annual amount of $78 million occurring in year one. The total includes a guarantee by us of up to $37 million of the construction loan for the Maui project. This amount represents the maximum exposure under guarantee related to this construction loan from a legal perspective; however, our reasonable expectation of our exposure under this guarantee based on the agreements among guarantors is proportionally reduced by our ownership percentage in the Maui project to $8 million as of June 30, 2016. Additionally, the total also includes maximum exposure under guarantees of $92 million primarily relating to our vacation rental business’s hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the rental management activities that are entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other party.

In addition, certain of our rental management agreements provide that owners receive specified percentages of the rental revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of June 30, 2016, future amounts are not expected to be significant either individually or in the aggregate.

Our operating and purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which we are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of June 30, 2016, amounts pending reimbursements are not significant.

Letters of Credit

Additionally, as of June 30, 2016, our letters of credit totaled $11 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts required to be held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

Vacation Ownership Development Commitments

With respect to vacation ownership projects under development, we estimate the cost associated with completing the phases of our vacation ownership projects currently in presales and accounted for under the percentage of completion method is approximately $58 million at June 30, 2016.  This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed in 2016 and 2017.

NOTE 22— SUPPLEMENTAL GUARANTOR INFORMATION

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

The following tables present condensed consolidating financial information as of June 30, 2016 and December 31, 2015 and for the three and/ or six months ended June 30, 2016 and 2015 for ILG on a stand‑alone basis, the Issuer on a stand‑alone basis, the combined Guarantor Subsidiaries of ILG (collectively, the “Guarantor Subsidiaries”), the combined non-guarantor subsidiaries of ILG (collectively, the “Non-Guarantor Subsidiaries”) and ILG on a consolidated basis (in millions).

Balance Sheet as of June 30, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$-	$-	$558	$205	$-	$763
Property and equipment, net	-	-	398	163	-	561
Goodwill and intangible assets, net	-	267	661	106	-	1,034
Investments in subsidiaries	574	1,259	393	-	(2,226)	-
Other assets	-	-	541	234	-	775
Total assets	$574	$1,526	$2,551	$708	$(2,226)	$3,133

Current liabilities	$7	$5	$390	$101	$-	$503
Other long-term liabilities	-	-	262	30	-	292
Long term debt	-	624	(12)	115	-	727
Intercompany liabilities (receivables) / equity	(1,012)	323	649	40	-	-
Redeemable noncontrolling interest	-	-	1	-	-	1
ILG stockholders' equity	1,579	574	1,259	393	(2,226)	1,579
Noncontrolling interests	-	-	2	29	-	31
Total liabilities and equity	$574	$1,526	$2,551	$708	$(2,226)	$3,133

Balance Sheet as of December 31, 2015	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$1	$-	$148	$109	$-	$258
Property and equipment, net	-	-	65	26	-	91
Goodwill and intangible assets, net	-	268	427	116	-	811
Investments in subsidiaries	539	1,321	136	-	(1,996)	-
Other assets	-	-	103	16	-	119
Total assets	$540	$1,589	$879	$267	$(1,996)	$1,279

Current liabilities	$1	$5	$175	$31	$-	$212
Other long-term liabilities	-	-	163	22	-	185
Long term debt	-	416	(8)	8	-	416
Intercompany liabilities (receivables) / equity	107	629	(775)	39	-	-
Redeemable noncontrolling interest	-	-	1	-	-	1
ILG stockholders' equity	432	539	1,321	136	(1,996)	432
Noncontrolling interests	-	-	2	31	-	33
Total liabilities and equity	$540	$1,589	$879	$267	$(1,996)	$1,279

Statement of Income for the Three Months Ended June 30, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$253	$44	$-	$297
Operating expenses	(1)	-	(234)	(35)	-	(270)
Interest (expense) income, net	-	(7)	1	-	-	(6)
Other income (expense), net	221	32	8	1	(64)	198
Income tax benefit (provision)	(37)	-	2	(1)	-	(36)
Equity in earnings from unconsolidated entities	-	-	1	-	-	1
Net income	183	25	31	9	(64)	184
Net income (loss) attributable to noncontrolling interests	-	-	-	(1)	-	(1)
Net income attributable to common stockholders	$183	$25	$31	$8	$(64)	$183

Statement of Income for the Three Months Ended June 30, 2015	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$147	$27	$-	$174
Operating expenses	(1)	-	(120)	(22)	-	(143)
Interest (expense) income, net	-	(6)	-	-	-	(6)
Other income, net (1)	18	21	3	-	(41)	1
Income tax benefit (provision)	-	2	(10)	(2)	-	(10)
Equity in earnings from unconsolidated entities	-	-	1	-	-	1
Net income	17	17	21	3	(41)	17
Net income (loss) attributable to noncontrolling interests	-	-	-	-	-	-
Net income attributable to common stockholders	$17	$17	$21	$3	$(41)	$17

Statement of Income for the Six Months Ended June 30, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$413	$70	$-	$483
Operating expenses	(2)	-	(359)	(56)	-	(417)
Interest (expense) income, net	-	(13)	2	-	-	(11)
Other income, net (1)	245	58	11	2	(117)	199
Income tax benefit (provision)	(37)	3	(12)	(3)	-	(49)
Equity in earnings from unconsolidated entities	-	-	2	-	-	2
Net income	206	48	57	13	(117)	207
Net income (loss) attributable to noncontrolling interests	-	-	1	(2)	-	(1)
Net income attributable to common stockholders	$206	$48	$58	$11	$(117)	$206

Statement of Income for the Six Months Ended June 30, 2015	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$305	$53	$-	$358
Operating expenses	(2)	-	(241)	(43)	-	(286)
Interest (expense) income, net	-	(9)	1	-	-	(8)
Other income, net (1)	43	49	5	1	(97)	1
Income tax benefit (provision)	1	4	(24)	(5)	-	(24)
Equity in earnings from unconsolidated entities	-	-	2	-	-	2
Net income	42	44	48	6	(97)	43
Net income (loss) attributable to noncontrolling interests	-	-	-	(1)		(1)
Net income attributable to common stockholders	$42	$44	$48	$5	$(97)	$42

(1)	Includes equity in net income of wholly-owned subsidiaries.

Statement of Cash Flows for the Six Months Ended June 30, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(38)	$(10)	$104	$(3)	$53
Cash flows used in investing activities	1,230	-	(1,305)	(36)	(111)
Cash flows provided by (used in) financing activities	(1,192)	10	1,233	47	98
Effect of exchange rates changes on cash and cash equivalents	-	-	-	(6)	(6)
Cash and cash equivalents at beginning of the period	-	-	14	79	93
Cash and cash equivalents at end of period	$-	$-	$46	$81	$127

Statement of Cash Flows for the Six Months Ended June 30, 2015	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(2)	$-	$75	$13	$86
Cash flows used in investing activities	-	-	(6)	(1)	(7)
Cash flows provided by (used in) financing activities	2	-	(64)	(4)	(66)
Effect of exchange rates changes on cash and cash equivalents	-	-	-	(2)	(2)
Cash and cash equivalents at beginning of the period	-	-	17	64	81
Cash and cash equivalents at end of period	$-	$-	$22	$70	$92

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

Actual results could differ materially from those contained in the forward‑looking statements included in this report for a variety of reasons, including, among others: (1)  adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries, or adverse events or trends in key vacation destinations, (2) adverse changes to, or interruptions in, relationships with third parties, (3) lack of available financing for, or insolvency or consolidation of developers, (4) decreased demand from prospective purchasers of vacation interests, (5) travel related health concerns, (6) regulatory changes, (7) our ability to compete effectively and successfully and to add new products and services, (8) our ability to successfully manage and integrate acquisitions, including Vistana, (9) the occurrence of a termination event under the master license agreement with Starwood or Hyatt, (10) our ability to market VOIs successfully and efficiently, (11) impairment of ILG’s assets, (12) the restrictive covenants in our revolving credit facility and indenture; (13) business interruptions in connection with technology systems, (14) the ability of managed homeowners associations to collect sufficient maintenance fees, (15) third parties not repaying advances or extensions of credit, (16) fluctuations in currency exchange rates, (17) actions of Starwood or any successor of Starwood that affect the reputation of the licensed marks, the offerings of or access to Starwood's brands and programs, and (18) our ability to expand successfully in international markets and manage risks specific to international operations. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A “Risk Factors” of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward‑looking statements.

GENERAL

The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three and six months ended June 30, 2016. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this report as well as our 2015 Annual Report on Form 10‑K, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This discussion includes the following sections:

•	Management Overview

•	Results of Operations

•	Financial Position, Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	ILG’s Principles of Financial Reporting

•	Reconciliations of Non‑GAAP Measures

MANAGEMENT OVERVIEW

Organization

We operate in two segments: Exchange and Rental, and Vacation Ownership (VO). The Exchange and Rental operating segment consists of Interval, Hyatt Residence Club, Vistana Signature Network, the TPI operated exchange business, and Aqua-Aston. The Vacation Ownership operating segment consists of the VOI sales and financing businesses of Vistana and HVO as well as the management related business lines of Vistana, HVO, VRI, TPI and VRI Europe.

General Description of our Business

ILG is a leading provider of professionally delivered vacation experiences and the exclusive global licensee for the Hyatt®, Westin® and Sheraton® brands in vacation ownership.

Exchange and Rental offers access to vacation accommodations and other travel-related transactions and services to leisure travelers, by providing vacation exchange services and vacation rentals, working with resort developers and operating vacation rental properties. Vacation Ownership engages in sales, marketing, and financing of vacation ownership interests (VOIs); the management of vacation ownership resorts; and related services to owners and associations.

Exchange & Rental Services

Our Exchange and Rental segment offers owners, members and guests access to world-class destinations and an array of benefits and services. These are provided through vacation exchange within the Interval International network (the “Interval Network”), the Vistana Signature Network, and the Hyatt Residence Club as well as vacation rentals through these businesses and Aqua-Aston.

Interval, which operates the Interval Network, has been a leader in the vacation exchange services industry since its founding in 1976. As of June 30, 2016, this quality global vacation ownership membership exchange network included Vistana Signature Network and Hyatt Residence Club resorts and owners among its large and diversified base of participating resorts consisting of approximately 3,000 resorts located in over 80 countries and approximately 1.8 million members.

Interval typically enters into exclusive multi-year contracts with developers of vacation ownership resorts, pursuant to which the resort developers agree to enroll all purchasers of vacation interests at the applicable resort as members of the Interval exchange program. In return, Interval provides enrolled purchasers with the ability to exchange the use and occupancy of their vacation interest at the home resort/club system for the right to occupy accommodations at a different resort participating in the Interval Network.

Both the Vistana Signature Network and the Hyatt Residence Club provide enhanced flexibility for owners to utilize their VOIs within the applicable network. In exchange for these services, we earn club and transaction fees. The Vistana Signature Network currently encompasses owners at 22 resorts while the Hyatt Residence Club has 16 resorts. We also operate additional exchange programs including TPI’s exchange business.

All of these businesses earn revenue from rentals of inventory not being used for exchange and, in the case of Interval, additional third party accommodations utilized for Getaways. In addition, Interval offers sales, marketing and operational support, consulting and back-office services, including reservation servicing, to certain resort developers participating in the Interval Network, upon their request and for additional consideration.

This segment also provides vacation rental through Aqua‑Aston as part of a comprehensive package of rental, marketing and management services offered to vacation property owners, primarily of Hawaiian properties. Revenue from our vacation rental business is derived principally from fees for rental services and related management of hotels, condominium resorts and homeowners’ associations. Agreements with owners at many of vacation rental’s managed hotel and condominium resorts provide that owners receive either specified percentages of the revenue generated under our management or, in limited instances, guaranteed dollar amounts. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. In other instances, fees for rental services generally consist of commissions earned on rentals. Management fees consist of a base management fee and, in some instances, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers.

The Exchange and Rental segment earns most of its revenue from (i) fees paid for membership in the Interval Network, the Vistana Signature Network and the Hyatt Residence Club and (ii) Interval Network, Vistana Signature Network and Hyatt Residence Club transactional and service fees paid primarily for exchanges, Getaway rentals, reservation servicing, and related transactions collectively referred to as “transaction revenue.” Revenue is also derived from club rentals, rental management and other related activities.

Vacation Ownership Services

Revenue from the Vacation Ownership segment is derived principally from sales of VOIs by Vistana and HVO, interest income earned for financing these sales, and licensing, sales and marketing, and other fees charged to non-controlled developers of HRC affiliated resorts as well as fees for vacation ownership resort and homeowners’ association management services and rental and ancillary revenues, including from hotels owned by Vistana and HVO.

Vistana and HVO sell, market, finance, develop and, in the case of HVO, license, the brand for vacation ownership products. Each purchaser is automatically enrolled in either the Vistana Signature Network or the Hyatt Residence Club as well as the Interval Network. Sales of VOIs may be made in exchange for cash or we may provide financing to qualified customers. These loans generally bear interest at a fixed rate, have a term of up to 15 years and require a minimum 10% down payment. The typical financing agreement provides for monthly payments of principal and interest, with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable, which is generally ten years. Historical default rates, which represent the trailing twelve months of defaults as a percentage of each period’s beginning gross vacation ownership notes receivable balance was 3.9% for the six months ended June 30, 2016 and 3.5% for the year-ended December 31, 2015. The 3.5% historical default rate for the year-ended December 31, 2015 pertains solely to HVO loans.

We capitalize direct costs attributable to the sale of VOIs until the sales are recognized. All such capitalized costs are included in prepaid expenses and other current assets in the consolidated balance sheets. If a contract is cancelled, we charge the unrecoverable direct selling costs to expense. Indirect sales and marketing costs are expensed as incurred.

In addition, HVO receives fees for sales and marketing, brand licensing and other services provided to properties where the developer is not controlled by us. We have exclusive global master license agreements with Starwood Hotels & Resorts Worldwide, Inc, for use of the Westin® and Sheraton®brands in vacation ownership and with Hyatt Hotels Corporation for the use of the Hyatt®  brand in vacation ownership. Marketing efforts for TPI, VRI and VRI Europe are focused on homeowners’ associations of vacation ownership resorts. VRI Europe has an agreement with CLC World Resorts to source additional management opportunities, while Vistana and HVO focus their management services on their respective branded resorts and associations.

We provide management services to over 200 vacation ownership properties and/or their associations through Vistana, HVO, TPI, VRI and VRI Europe. Vistana and HVO provide management services for their respective branded luxury and upper upscale resorts. TPI and VRI provide property management, homeowners’ association management and related services to timeshare resorts in the United States, Canada and Mexico. VRI Europe manages vacation ownership resorts in Spain and the Canary Islands, the United Kingdom, France and Portugal. Our management services are provided pursuant to agreements with terms generally ranging from one to ten years or more, many of which are automatically renewable. Management fees are negotiated amounts for management and other specified services, and at times are based on a cost-plus arrangement.

International Revenue

International revenue increased in the three and six months ended June 30, 2016 by 58% and 27%, respectively, compared to the same periods in 2015 principally due to Vistana and its Mexican operations. As a percentage of our total revenue, international revenue for both the three and six months ended June 30, 2016 decreased to 16%, from 17% in the previous periods.

Other Factors Affecting Results

On May 11, 2016, we acquired the vacation ownership business of Starwood Hotels & Resorts Worldwide, Inc., or Starwood, known as Vistana. The results of operations of this business are included in our consolidated results following the acquisition date within both our Exchange and Rental, and Vacation Ownership segments. Consequently, this acquisition will affect the year-over-year comparability of our results of operations for the year ended December 31, 2016, including respective interim periods.

Exchange & Rental

Since the 2008 recession, the vacation exchange business has evolved with the growth of developer proprietary exchange networks, such as the Marriott Destination Club, THE Club by Diamond Resorts, the Vistana Signature Network and the Hyatt Residence Club. The external exchange networks, such as the Interval Network, still provide a larger array of choices for members of the proprietary networks. However, with the consolidation among developers over the last several years, external exchange networks have been challenged to grow as a smaller number of developers has focused a higher percentage of their sales than historically, on existing owners instead of new buyers. During this period, ILG has broadened its exchange platform to include both external exchange networks and proprietary developer networks.

Our 2016 results continue to be negatively affected by a shift in the percentage mix of the Interval Network membership base from traditional and direct renewal members to corporate members. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate; however, these members tend to have a lower propensity to transact with us as corporate developers often operate their own proprietary exchange programs. Membership mix as of June 30, 2016 included 57% traditional and 43% corporate members, compared to 58% and 42%, respectively, as of June 30, 2015.

An increasingly important part of the value proposition we provide to our members consists of rentals. In the Interval Network, Getaways provide additional discounted vacation opportunities for members without the need to exchange their VOIs, while our proprietary clubs rent inventory in order to provide exchange opportunities to branded hotels through the SPG® and Hyatt Gold Passport® programs, as applicable. These rentals and our Aqua-Aston business are sensitive to general economic conditions, inventory supply and pricing in the applicable markets.

Vacation Ownership

The Vistana acquisition has increased our focus on sales and financing of VOIs, which drives a number of recurring fee-for-service revenues such as management fees and the club exchange revenues discussed above. Effective lead generation is a key driver of both contract sales and volume per guest. Costs for new purchasers are generally higher than those for upgrading or selling additional VOIs to existing buyers, however, an appropriate proportion of new owners are needed to increase recurring revenues and the potential customers for future upgrades.

In addition, changes to prevailing interest rates may affect our financing results to the extent we adjust the interest rate we charge or pay a higher rate for receivables financing transactions or other debt. The rentals in this segment include developer inventory used for lead generation as well as revenue from the hotels included in the Vistana and HVO businesses. These operations are sensitive to the same factors as the club rentals described above.

Outlook

We expect additional consolidation within the vacation ownership industry leading to increased competition in our businesses. This leads to challenges for our external exchange business that relies on new buyers for additional members. Through the growth of our proprietary clubs, we plan to increase wallet-share and generate new members.

Our vacation ownership sales and financing businesses are positioned to grow through development of additional phases at existing resorts, converting properties to vacation ownership, adding resorts in attractive markets and expanding our sales distribution capabilities. The four new sales galleries opened in the fourth quarter of 2015 are still in the process of ramping up to a full sales volume. Three additional sales centers are scheduled to open in 2017. As we expand our sales distribution, we have faced competition for talent.

RESULTS OF OPERATIONS

Operating Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Exchange and Rental
Total active members at end of period (000's) (1)	1,809	(1)%	1,820	1,809	(1)%	1,820
Average revenue per member (2)	$46.76	6%	$44.17	$96.19	2%	$94.04

Vacation Ownership
Contract sales (in millions)(3)	$75	226%	$23	$101	98%	$51
Average transaction price(4)	$18,179	(43)%	$31,745	$20,773	(43)%	$36,224
Volume per guest(5)	$2,855	(8)%	$3,117	$3,096	(16)%	$3,692

(1)

Represents active members of the Interval Network as of the end of the period. Active members are members in good standing that have paid membership fees and any other applicable charges in full as of the end of the period or are within the allowed grace period. All Hyatt Residence Club members and Vistana Signature Network members are also members of the Interval Network.

(2)

Represents membership fee revenue, transaction revenue and ancillary member revenue for the Interval Network, Hyatt Residence Club and Vistana Signature Network for the applicable period divided by the monthly weighted average number of active members during the applicable period.

(3)

Represents total VOIs sold at consolidated and unconsolidated projects pursuant to purchase agreements, net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period. Contract Sales included herein pertaining to Vistana are after the May 11, 2016 acquisition date. If Vistana were to be included for a full quarter, Contract Sales for the second quarter of 2016 would have been $118 million.

(4)

Represents Contract Sales divided by the net number of transactions during the period, and only includes transactions for Vistana after the May 11, 2016 acquisition date. If Vistana were to be included for a full quarter, Average Transaction price for the second quarter of 2016 would have been $17,575.

(5)

Represents Contract Sales divided by the total number of tours during the period, and only includes tours for Vistana after the May 11, 2016 acquisition date. If Vistana were to be included for a full quarter, VPG for the second quarter of 2016 would have been $2,937.

Revenue

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended June 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental
Transaction revenue	$50	4%	$48
Membership fee revenue	34	10%	31
Ancillary member revenue	1	0%	1
Total member revenue	85	6%	80
Club rental revenue	15	NM	3
Other revenue	6	0%	6
Rental management revenue	10	(17)%	12
Cost reimbursement revenue	24	(0)%	24
Total Exchange and Rental revenue	140	12%	125
Vacation Ownership
Resort operations revenue	30	NM	4
Management fee revenue	27	29%	21
Sales of vacation ownership products, net	49	NM	10
Consumer financing revenue	11	NM	1
Cost reimbursement revenue	40	208%	13
Total Vacation Ownership revenue	157	220%	49
Total ILG revenue	$297	71%	$174

Revenue for the three months ended June 30, 2016 of $297 million increased $123 million, or 71%, compared to revenue of $174 million in 2015. Vacation Ownership segment revenue of $157 million increased $108 million, or 220%, while Exchange and Rental segment revenue of $140 million increased $15 million, or 12%, in the quarter compared to the prior year.

Exchange and Rental

Exchange and Rental segment revenue, excluding cost reimbursements, increased $15 million, or 15%, in the second quarter of 2016 compared to 2015. This increase is due to the inclusion of Vistana in our results subsequent to the

May 11, 2016 acquisition. Excluding Vistana and cost reimbursements, segment revenue decreased by $2 million, or 2%, in the quarter compared to prior year. This decrease resulted from lower rental management revenue of $2 million, or 17%, attributable to a reduction in available room nights due to a net reduction in units under management at certain Aqua-Aston resorts, and a decline in membership fee revenue of $1 million, or 3%, attributed to the continued shift in the percentage mix of our membership base from traditional to corporate members and the impact of less favorable terms related to the multi‑year renewal of certain large developer clients in a prior year taking effect in the current period. Transaction revenue in the quarter remained fairly consistent with last year.

Vacation Ownership

The increase of $108 million in segment revenue over the prior year principally resulting from the Vistana acquisition. Excluding Vistana and cost reimbursements, segment revenue increased by $2 million, or 5%, primarily driven by an increase of $2 million attributable to higher resort operations revenue, management fee revenue and sales of vacation ownership products in the quarter over prior year. Resort operations revenue pertains to our revenue generating activities from rentals of owned vacation ownership inventory along with ancillary resort services, in addition to rental and ancillary revenue generated by hotels owned by Vistana and HVO.

Sales of vacation ownership products, net, and consumer financing revenue, excluding Vistana, were largely consistent in the quarter with the prior year.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental
Transaction revenue	$108	4%	$104
Membership fee revenue	64	2%	63
Ancillary member revenue	3	0%	3
Total member revenue	175	3%	170
Club rental revenue	18	NM	5
Other revenue	12	(8)%	13
Rental management revenue	23	(8)%	25
Cost reimbursement revenue	46	(2)%	47
Total Exchange and Rental revenue	274	5%	260
Vacation Ownership
Resort operations revenue	35	NM	7
Management fee revenue	48	12%	43
Sales of vacation ownership products, net	58	NM	16
Consumer financing revenue	13	NM	3
Cost reimbursement revenue	55	90%	29
Total Vacation Ownership revenue	209	113%	98
Total ILG revenue	$483	35%	$358

Revenue for the six months ended June 30, 2016 of $483 million increased $125 million, or 35%, compared to revenue of $358 million in 2015. Vacation Ownership segment revenue of $209 million increased $111 million, or 113%, while Exchange and Rental segment revenue of $274 million increased $14 million, or 5%, in the period compared to prior year.

Exchange and Rental

Exchange and Rental segment revenue, excluding cost reimbursements, increased $15 million, or 7%, in the first six months of 2016 compared to 2015. This increase is due to the inclusion of Vistana in our results subsequent to the acquisition. Excluding Vistana and cost reimbursements, segment revenue decreased by $4 million, or 2%, in the period compared to prior year. This decrease resulted from lower rental management revenue of $2 million, or 8% primarily attributable to a reduction in available room nights due to a net reduction in units under management at certain Aqua-Aston resorts and a decline in membership fee revenue of $1 million, or 2%, attributed to the continued shift in the percentage mix of our membership base from traditional to corporate members and the impact of less favorable terms related to the multi‑year renewal of certain large developer clients in a prior year taking effect in the current period.

These declines were partly offset by an approximate $1 million increase in transaction revenue in the period due to an increase of 3% in average transaction fees for exchanges and Getaways, together with higher club rental revenue of $1 million over prior year.

Vacation Ownership

The increase of $85 million in segment revenue, excluding cost reimbursement, over the prior year principally resulting from the Vistana acquisition. Excluding Vistana and cost reimbursements, segment revenue increased by $5 million, or 7%, primarily driven by stronger sales of consolidated vacation ownership products which rose by $2 million, or 15%, higher resort operations revenue of $2 million, or 24%, and increase of $1 million in management fee revenue in the period over prior year. The increase in sales of vacation ownership products is largely attributable to higher recognized sales of VOIs in the period compared to last year, as well as the inclusion of incremental rental revenue from owned VOIs.

Cost of Sales and Royalty Fee Expense

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended
	June 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental
Cost of service and membership related sales	$16	(6)%	$17
Cost of sales of rental and ancillary services	19	111%	9
Cost reimbursements	24	0%	24
Total Exchange and Rental cost of sales	59	18%	50
Gross margin	58%	(4)%	60%
Gross margin without cost reimbursement revenue/expenses	70%	(6)%	74%
Vacation Ownership
Cost of service and membership related	11	38%	8
Cost of sales of vacation ownership products	19	171%	7
Cost of rental and ancillary services	23	NM	2
Cost of consumer financing	3	100%	—
Cost reimbursements	40	208%	13
Total Vacation Ownership cost of sales	96	220%	30
Total ILG cost of sales	$155	94%	$80
Gross margin	39%	(0)%	39%
Gross margin without cost reimbursement revenue/expenses	52%	(1)%	53%

Royalty fee expense	$5	NM	$1

As a percentage of total revenue	52%	13%	46%
As a percentage of total revenue excluding cost reimbursement revenue	67%	16%	58%
Total ILG gross margin	48%	(11)%	54%
Total ILG Gross margin without cost reimbursement revenue/expenses	61%	(12)%	69%

Cost of sales is organized on our consolidated income statement by the respective revenue line items and consists primarily of the following general expense types:

•

Compensation and other employee‑related costs (including stock‑based compensation) for personnel engaged in providing services to members, property owners and/or guests of our respective segment businesses.

•	Costs associated with vacation ownership sales, including maintenance fees on unsold inventory; costs to provide alternative usage options; subsidy payments to HOAs; and related sale incentives.
•	Consumer financing expenses representing costs incurred in support of the financing, servicing and securitization processes, as well as interest expense on securitized debt.
•	Other expenses such as costs necessary to operate certain of our managed properties and costs of rental inventory used primarily for Getaways included within the Exchange and Rental segment.

Cost of sales for the three months ended June 30, 2016 increased $75 million from 2015 principally due to the inclusion of Vistana’s results subsequent to our acquisition. This increase consists of $66 million from our Vacation Ownership segment and $9 million from our Exchange and Rental segment. Overall gross margin was 48% in the quarter.

Exchange and Rental

Gross margin for the Exchange and Rental segment in the quarter, excluding cost reimbursements, decreased 443 basis points to 70% when compared to the prior year. Excluding cost reimbursements and Vistana, cost of sales and gross margin were relatively in-line with the prior year. The quarter’s activity reflects lower call center related expenses (included within costs of service and membership related), partly offset by higher third-party purchased accomodations (included within cost of rental and ancillary services).

Vacation Ownership

The increase of $39 million in cost of sales, excluding cost reimbursements, from the Vacation Ownership segment was principally attributable to the inclusion of Vistana in our results. Gross margin in the quarter, excluding cost reimbursements, decreased 64 basis points to 52% when compared to the prior year. Excluding Vistana and cost reimbursements, cost of sales and gross margin for this segment was relatively consistent with last year.

Royalty Expense

Royalty expense for the period pertains to costs incurred pursuant to our exclusive global licenses for the Hyatt®, Westin® and Sheraton® brands in vacation ownership. The increase of $4 million in royalty expense in the quarter compared to prior year pertains to the inclusion of Vistana in our results.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental
Cost of service and membership related	$32	(9)%	$35
Cost of rental and ancillary services	31	72%	18
Cost reimbursements	46	(2)%	47
Total Exchange and Rental cost of sales	109	9%	100
Gross margin	60%	(2)%	62%
Gross margin without cost reimbursement revenue/expenses	72%	(4)%	75%
Vacation Ownership
Cost of service and membership related	20	25%	16
Cost of sales of vacation ownership products	25	108%	12
Cost of rental and ancillary services	25	NM	4
Cost of consumer financing	3	100%	-
Cost reimbursements	55	90%	29
Total Vacation Ownership cost of sales	$128	110%	$61
Total ILG cost of sales	$237	47%	$161
Gross margin	39%	3%	38%
Gross margin without cost reimbursement revenue/expenses	53%	(1)%	54%

Royalty fee expense	7	250%	2

As a percentage of total revenue	49%	9%	45%
As a percentage of total revenue excluding cost reimbursement revenue	62%	9%	57%
Total ILG gross margin	51%	(7)%	55%
Total ILG gross margin without cost reimbursement revenue/expenses	65%	(7)%	70%

Cost of sales for the six months ended June 30, 2016 increased $76 million from 2015 principally due to the inclusion of Vistana’s results subsequent to our acquisition. This increase consists of $67 million from our Vacation

Ownership segment and $9 million from our Exchange and Rental segment. Overall gross margin was 51% in the quarter.

Exchange and Rental

Gross margin for the Exchange and Rental segment in the quarter, excluding cost reimbursements, decreased 275 basis points to 72% when compared to the prior year. Excluding cost reimbursements and Vistana, cost of sales and gross margin were relatively in-line with the prior year. The period’s activity reflects lower call center related expenses (included within costs of service and membership related), partly offset by higher third-party purchased accomodations (included within cost of rental and ancillary services).

Vacation Ownership

The increase of $41 million in cost of sales, excluding cost resimbursements, from the Vacation Ownership segment was principally attributable to the inclusion of Vistana in our results. Excluding cost reimbursements and Vistana, cost of sales in this segment increased $1 million, or 2%, primarily as a result of higher sales of vacation ownership products. Gross margin for this segment increased 203 basis points to 56% in the period compared to 54% last year.

Royalty Expense

The increase of $5 million in royalty expense in the period is primarily due to the inclusion of Vistana in our results.

Selling and Marketing Expense

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended
	June 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental	$15	(6)%	$16
Vacation Ownership	27	NM	3
Total ILG selling and marketing expense	$42	121%	$19
As a percentage of total revenue	14%	27%	11%
As a percentage of total revenue excluding cost reimbursement revenue	18%	29%	14%

Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee‑related costs, including stock‑based compensation and benefits for certain of our operating businesses, for personnel engaged in sales and sales support functions. Selling and marketing expenditures for our Exchange and Rental segment primarily include printing costs of directories and magazines, promotions, tradeshows, agency fees, marketing fees and related commissions.

Selling and marketing expense for our Vacation Ownership segment primarily relates to a range of marketing efforts aimed at generating prospects for our vacation ownership sales activities. These marketing efforts can include targeted promotional mailings, multi‑night mini‑vacation packages, telemarketing activities, premiums such as gift certificates and tickets to local attractions or events, the cost of renting accomodations at off‑property locations, and other costs related to encouraging potential purchasers to attend sales presentations.

Selling and marketing expense in the second quarter of 2016 increased $23 million, or 121%, compared to 2015 principally due to the inclusion of Vistana’s results subsequent to our acquisition. Excluding Vistana, sales and marketing expense remained relatively consistent with prior year.  As a percentage of total revenue and total revenue excluding cost reimbursements, sales and marketing expense during the quarter was comparable to the prior year when excluding Vistana.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended
	June 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental	$29	(6)%	$31
Vacation Ownership	30	NM	6
Total ILG selling and marketing expense	$59	59%	$37
As a percentage of total revenue	12%	20%	10%
As a percentage of total revenue excluding cost reimbursement revenue	15%	15%	13%

Selling and marketing expense in the first half of 2016 increased $22 million, or 59%, compared to 2015 due to the inclusion of Vistana’s results subsequent to our acquisition. Excluding Vistana, sales and marketing expense remained relatively consistent with prior year.  As a percentage of total revenue and total revenue excluding cost reimbursements, sales and marketing expense during the period was comparable to the prior year when excluding Vistana.

General and Administrative Expense

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended
	June 30,
	2016	% Change	2015
	(Dollars in millions)
General and administrative expense	$54	50%	$36
As a percentage of total revenue	18%	(14)%	21%
As a percentage of total revenue excluding cost reimbursement revenue	23%	(12)%	26%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition related costs	18%	(31)%	26%

General and administrative expense consists primarily of compensation and other employee‑related costs (including stock‑based compensation) for personnel engaged in oversight, corporate development, finance and accounting, legal, treasury, tax, internal audit, human resources, and certain IT functions, as well as certain facilities costs, fees for professional services and other benefits.

Excluding Vistana and the approximate $12 million increase in professional fees pertaining to the Vistana transaction, general and administrative expense in the second quarter of 2016 was relatively unchanged from 2015. General and administrative expense as a percentage of revenue when excluding cost reimbursements, acquisition expenses and Vistana, was also in-line with last year.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	% Change	2015
	(Dollars in millions)
General and administrative expense	$92	30%	$71
As a percentage of total revenue	19%	(5)%	20%
As a percentage of total revenue excluding cost reimbursement revenue	24%	(4)%	25%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition related costs	20%	(20)%	25%

FOR THIS IS

Excluding Vistana and the approximate $14 million increase in professional fees pertaining to the Vistana transaction, general and administrative expense in the first half of 2016 decreased by $1 million from 2015, despite an unfavorable $1 million comparison with the prior year related to our estimated accrual for the European Union value added tax matter. As a percentage of revenue excluding cost reimbursements, acquisition expenses and Vistana, general and administrative expense was lower by 45 basis points compared to last year.

Amortization Expense of Intangibles

For the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	% Change	2015	2016	% Change	2015
	(Dollars in millions)			(Dollars in millions)
Amortization expense of intangibles	$5	67%	$3	$8	14%	$7
As a percentage of total revenue	2%	(0)%	2%	2%	(0)%	2%
As a percentage of total revenue excluding cost reimbursement revenue	2%	(0)%	2%	2%	(0)%	2%

Amortization expense of intangibles for the three and six months ended June 30, 2016 increased $2 million and $1 million, respectively, over 2015, due to incremental amortization expense pertaining to the Vistana acquisition in May 2016.

Depreciation Expense

For the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	% Change	2015	2016	% Change	2015
	(Dollars in millions)			(Dollars in millions)
Depreciation expense	$9	125%	$4	$14	75%	$8
As a percentage of total revenue	3%	50%	2%	3%	50%	2%
As a percentage of total revenue excluding cost reimbursement revenue	4%	33%	3%	4%	33%	3%

Depreciation expense for the three and six months ended June 30, 2016 increased $5 million and $6 million, respectively, over the comparable 2015 period largely due to incremental depreciation expense related to fixed assets acquired as part of the Vistana acquisition, in addition to other depreciable assets being placed in service subsequent to June 30, 2015. These depreciable assets pertain primarily to software and related IT hardware.

Operating Income

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended
	June 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental	$27	(0)%	$27
Vacation Ownership	—	(100)%	4
Total ILG operating income	$27	(13)%	$31
As a percentage of total revenue	9%	(50)%	18%
As a percentage of total revenue excluding cost reimbursement revenue	12%	(48)%	23%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition related costs	17%	(26)%	23%

Operating income in the second quarter of 2016 decreased $4 million from 2015, consisting of a $4 million decrease from our Vacation Ownership segment.

The decrease in operating income of $4 million in our Vacation Ownership segment is due to $6 million of higher professional fees and other costs incurred in connection with closing the Vistana acquisition in May. Excluding Vistana and acquisition related expenses, this segment’s operating income would have been lower by $1 million over prior year due to increased investments in sales and marketing.

Operating income for our Exchange and Rental segment of $27 million was in-line with the prior year. Operating income in the quarter reflects $6 million higher professional fees and other costs incurred in connection with closing the Vistana acquisition in May, partly offset by the favorable inclusion of Vistana in our results.

Excluding Vistana and acquisition related costs of $12 million and $1 million for the three months ended June 30, 2016 and 2015, respectively, operating income as a percentage of total revenue excluding cost reimbursements decreased 85 basis points in the quarter.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental	$65	(0)%	$65
Vacation Ownership	1	(86)%	7
Total ILG operating income	$66	(8)%	$72
As a percentage of total revenue	14%	(30)%	20%
As a percentage of total revenue excluding cost reimbursement revenue	17%	(35)%	26%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition related costs	21%	(19)%	26%

Operating income in the first half of 2016 decreased $6 million from 2015 driven by our Vacation Ownership segment. The decrease in operating income in our Vacation Ownership segment is due to $9 million of higher professional fees and other costs incurred in connection with closing the Vistana acquisition in May. Excluding Vistana and acquisition related expenses, this segment’s operating income would have been in-line with the prior year.

Operating income for our Exchange and Rental segment of $65 million remained consistent when compared to the prior year. Operating income in the period reflects the favorable inclusion of Vistana in our results, offset by $6 million of higher professional fees and other costs incurred in connection with closing the Vistana acquisition in May. Excluding Vistana and acquisition related expenses, this segment’s operating income would have been higher by $1 million when compared to the prior year.

Excluding Vistana and acquisition related costs of $15 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively, operating income as a percentage of total revenue excluding cost reimbursements was relatively consistent with last year.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.” Prior period amounts have been recast to conform to the current period definition of Adjusted EBITDA.

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended
	June 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental	$43	23%	$35
Vacation Ownership	19	171%	7
Total ILG adjusted EBITDA	$62	48%	$42
As a percentage of total revenue	21%	(13)%	24%
As a percentage of total revenue excluding cost reimbursement revenue	27%	(13)%	31%

Adjusted EBITDA in the second quarter of 2016 increased by $20 million, or 48%, from 2015, consisting of increases of $8 million from our Exchange and Rental segment and $12 million from our Vacation Ownership segment.

Adjusted EBITDA of $43 million from our Exchange and Rental segment rose by $8 million, or 23%, compared to the prior year due to the Vistana acquisition. Excluding Vistana, segment adjusted EBITDA for the quarter was in-line with last year.

Adjusted EBITDA from our Vacation Ownership segment of $19 million was up $12 million, or 171%, from the prior year primarily due to the Vistana acquisition. Excluding Vistana, adjusted EBITDA in this segment decreased $1 million, primarily reflecting increased investments in our sales and marketing platform in the current quarter.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended
	June 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental	$90	11%	$81
Vacation Ownership	26	73%	15
Total ILG adjusted EBITDA	$116	21%	$96
As a percentage of total revenue	24%	(11)%	27%
As a percentage of total revenue excluding cost reimbursement revenue	30%	(12)%	34%

Adjusted EBITDA in the first half of 2016 increased by $20 million, or 21%, from 2015, consisting of increases of $9 million from our Exchange and Rental segment and $11 million from our Vacation Ownership segment.

Adjusted EBITDA of $90 million from our Exchange and Rental segment rose by $9 million, or 11%, compared to the prior year due largely to the Vistana acquisition. Excluding Vistana, segment adjusted EBITDA rose by $1 million from last year in large part due to cost savings in our exchange business.

Adjusted EBITDA from our Vacation Ownership segment of $26 million was up $11 million, or 73%, from the prior year due to the Vistana acquisition. Excluding Vistana, adjusted EBITDA in this segment decreased $1 million, primarily reflecting increased investments in our consolidated sales and marketing platform in the period.

Other Income (Expense), net

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended
	June 30,
	2016	% Change	2015
	(Dollars in millions)
Interest expense	$(6)	0%	$(6)
Equity in earnings from unconsolidated entities	$1	0%	$1
Gain on bargain purchase	$197	NM	$—
Other income, net	$1	NM	$1

Interest expense in the quarter relates to interest and amortization of debt costs on our amended and restated revolving credit facility and our $350 million senior notes issued in April of 2015. Interest expense for the full quarter remained relatively consistent with the prior year, despite a higher outstanding balance on our revolving credit facility in connection with closing the Vistana acquisition on May 11, 2016.

Equity in earnings from unconsolidated entities relates to noncontrolling investments that are recorded under the equity method of accounting; principally, our joint venture in Hawaii which developed a vacation ownership resort for the purpose of selling VOIs. Income and losses from this joint venture are allocated based on ownership interests. See Note 7 to our condensed consolidated financial statements for further discussion.

Gain on bargain purchase was recorded in connection with the Vistana acquisition and represents the excess of the fair value of the net tangible and intangible assets acquired over the purchase price. As disclosed in Note 3 of the consolidated financial statements included herein, our purchase price allocation for the Vistana acquisition is currently provisional and therefore subject to change while the measurement period remains open. Consequently, this gain on bargain purchase could change by a material amount.

Other income, net primarily relates to net gains and losses on foreign currency exchange related to cash held by foreign subsidiaries in currencies other than their functional currency. Non‑operating foreign exchange net gains were $1 million in the second quarter of 2016. The favorable fluctuations during the current quarter were primarily driven by U.S. dollar positions held at June 30, 2016 affected primarily by the stronger dollar compared to the British pound and the Mexican peso.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended
	June 30,
	2016	% Change	2015
	(Dollars in millions)
Interest income	$1	0%	$1
Interest expense	$(12)	33%	$(9)
Equity in earnings from unconsolidated entities	$2	0%	$2
Gain on bargain purchase	$197	NM	$—
Other income, net	$2	100%	$1

Interest income of $1 million in the period remained relatively consistent with 2015. Interest expense in the period relates to interest and amortization of debt costs on our amended and restated revolving credit facility and our $350 million senior notes issued in April of 2015. Higher interest expense in the first half of 2016 is primarily due to our senior notes, which carry a higher interest rate than our revolving credit facility, and a higher outstanding balance on our revolving credit facility in connection with the closing of the Vistana acquisition on May 11, 2016.

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

The gain on bargain purchase of $197 million is described in the three month discussion above.

Other income, net primarily relates to net gains and losses on foreign currency exchange related to cash held by foreign subsidiaries in currencies other than their functional currency. Non‑operating foreign exchange net gains were $2 million and $1 million in the first half of 2016 and 2015, respectively. The favorable fluctuations in 2016 were primarily driven by U.S. dollar positions held at June 30, 2016 affected primarily by the stronger dollar compared to the Mexican peso and the British pound. The favorable fluctuations in 2015 were primarily driven by U.S. dollar positions held at June 30, 2015 affected by the stronger dollar compared to the Mexican and Colombian pesos as well as the Egyptian pound.

Income Tax Provision

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

For the three months ended June 30, 2016 and 2015, ILG recorded income tax provisions for continuing operations of $36 million and $10 million, respectively, which represent effective tax rates of 16.4% and 36.1% for the respective periods. The effective tax rate for the three months ended June 30, 2016 is lower than the prior year period primarily due to the nontaxable gain on bargain purchase recorded during the current period in connection with the acquisition of Vistana and included in the computation of the annual expected effective tax rate as a non-discrete permanent item. This gain on bargain purchase is not subject to income taxation and reduced our effective tax rate in absolute terms by approximately 21 percentage points for the three months ended June 30, 2016.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

For the six months ended June 30, 2016 and 2015, ILG recorded income tax provisions for continuing operations of $49 million and $24 million, respectively, which represent effective tax rates of 19.1% and 36.0% for the respective periods. The effective tax rate for the six months ended June 30, 2016 is lower than the prior year period primarily due to the nontaxable gain on bargain purchase recorded during the current period in connection with the acquisition of Vistana and included in the computation of the annual expected effective tax rate as a non-discrete permanent item. This gain on bargain purchase is not subject to income taxation and reduced our effective tax rate in absolute terms by approximately 18 percentage points for the six months ended June 30, 2016.

In connection with the Vistana transaction, Starwood and ILG entered into a Tax Matters Agreement that generally governs the parties' respective rights, responsibilities, and obligations with respect to taxes, including both taxes arising in the ordinary course of business as well as taxes, if any, incurred as a result of any failure of the Vistana reorganization, spin-off, Merger and certain related transactions consummated in connection with Starwood's internal restructuring to qualify for their intended U.S. federal income tax treatment. In addition to allocating responsibility for these taxes between the parties, the Tax Matters Agreement sets forth the respective obligations of the parties with respect to the filing of tax returns, the administration of tax contests and assistance and cooperation on tax matters. The Tax Matters Agreement also generally prohibits ILG, Vistana and any subsidiary of Vistana from taking certain actions that could cause the failure of the Vistana reorganization, spin-off, Merger and certain related transactions consummated in connection with Starwood's internal restructuring from qualifying for their intended tax treatment. Additional details can be found in the Tax Matters Agreement which was included as an exhibit to Form 8-K filed on May 12, 2016.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had $127 million of cash and cash equivalents, including $77 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $62 million is held in foreign jurisdictions, principally the United Kingdom. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the three months ended June 30, 2016 and, as of June 30, 2016, the respective cash balances were immaterial to our overall cash on hand.

Cash generated by operations has been our primary source of liquidity. We believe that our cash on hand along with our anticipated operating future cash flows and availability under our $600 million revolving credit facility, which may be increased to up to $700 million subject to certain conditions, as well as future securitizations of our vacation ownership mortgages receivable, are sufficient to fund our operating needs, quarterly cash dividend, capital expenditures, development and expansion of our operations, debt service, investments and other commitments and contingencies for at least the next twelve months. However, our operating cash flow and access to the securization market may be impacted by macroeconomic and other factors outside of our control.

Cash Flows Discussion

Operating Activities

Net cash provided by operating activities decreased to $53 million in the six months ended June 30, 2016 from $86 million in the same period of 2015. The decrease of $33 million from 2015 was principally due to inventory spend of $41 million at Vistana since the acquisition mostly related to on-going development activities, higher income taxes paid of $13 million, a $10 million royalty pre-payment to Hyatt triggered by the Vistana acquisition, $9 million of higher interest paid (net of amounts capitalized), and the timing of certain cash disbursements. These cash outlflows were partly offset by higher net cash receipts largely attributable to the inclusion of Vistana.

Investing Activities

Net cash used in investing activities of $111 million in the six months ended June 30, 2016 primarily pertain to the Vistana acquisition, net of cash acquired, of $77 million, capital expenditures of $25 million primarily related to IT initiatives and investments by Vistana on assets primarily used  to support marketing and sales locations and resort operations. In addition, we made an investment in an unconsolidated entity for $5 million and issued financing receivables of $2 million. Net cash used in investing activities of $7 million in the six months ended June 30, 2015 pertains to capital expenditures, primarily related to IT initiatives.

Financing Activities

Net cash provided by financing activities of $98 million in the six months ended June 30, 2016 related to net borrowing of $210 million on our revolving credit facility and an decrease of $3 million in financing -related restricted cash. These increases were partly offset by repurchases of our common stock at market prices totaling $56 million, including commissions, which settled during the six months; payment of $24 million to Vistana’s former owner related to a financing obligation; cash dividend payments of $23 million; repayments of $9 million on securitized debt; payments of debt issuance costs totaling $2 million related to amendments to the Amended Credit Agreement and the exchange offer of the senior notes; and withholding taxes on the vesting of restricted stock units of $1 million. Net cash used in financing activities of $66 million in the six months ended June 30, 2015 related to net principal payments of $393 million on our revolving credit facility, cash dividend payments of $14 million, payments of debt issuance costs of $7 million related primarily to our issuance of senior notes and also to amendments to our Amended Credit Agreement, and withholding taxes on the vesting of restricted stock units of $4 million. These uses of cash were partially offset by the proceeds of the issuance of senior notes of $350 million, of which net proceeds were used to repay indebtedness outstanding on our revolving credit facility, and excess tax benefits from stock‑based awards.

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

Additionally, on May 17, 2016, we entered into a fifth amendment to the Amended Credit Agreement which extended the maturity of the credit facility through May 17, 2021, and modified requirements with respect to assignments by lenders in connection with the acquisition of Vistana in May of 2016. There were no other material changes under this amendment.

As of June 30, 2016, borrowings outstanding under the revolving credit facility amounted to $285 million, with $304 million available to be drawn, net of outstanding letters of credit. The increased borrowings outstanding as of June 30, 2016 from December 31, 2015 primarily reflect funds drawn for the Vistana acquisition in May 2016 and repurchases of our common stock.

Senior Notes

On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting offering related expenses, were $343 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. As of June 30, 2016, total unamortized debt issuance costs pertaining to our senior notes were $6 million.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not incompliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We are in compliance with this covenant as of June 30, 2016. Additionally, the revolving credit facility requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated secured debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the amended credit agreement. As of June 30, 2016, the maximum consolidated secured leverage to EBITDA ratio is 3.25x and the minimum consolidated interest coverage ratio is 3.0x. As of June 30, 2016, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.87 and 13.24, respectively.

Free Cash Flow

Free cash flow is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.” For the six months ended June 30, 2016 and 2015, free cash flow was $45 million and $79  million, respectively. The change is mainly a result of the variance in net cash provided by operating activities and capital expenditures as discussed above.

Dividends and Share Repurchases

In February  and May 2016, our Board of Directors declared a quarterly dividend payment of $0.12 per share paid in March and June 2016, respectively amounting to $7 million and $16 million, respectively. In August 2016, our Board of Directors declared a $0.12 per share dividend payable September 21, 2016 to shareholders on record on September 7, 2016.  Based on the number of shares of common stock outstanding as of June 30, 2016, at a dividend of $0.12 per share, the anticipated cash outflow would be $15 million in the third quarter of 2016. We currently expect to declare and pay quarterly dividends of similar amounts per share.

In May 2016, our Board of Directors increased the remaining share repurchase authorization to a total of $100 million. Acquired shares of our common stock are held as treasury shares carried at cost on our condensed consolidated financial statements. Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

During the six months ended June 30, 2016, we repurchased 4.2 million shares of our common stock for $61 million. There were no repurchases of common stock during the six months ended June 30, 2015. As of June 30, 2016, the remaining availability under the authorization to repurchase our common stock was $39 million.

Contractual Obligations and Commercial Commitments

We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At June 30, 2016, guarantees, surety bonds and letters of credit totaled $98 million. The total includes a guarantee by us of up to $37 million of the construction loan for the Maui project. This amount represents the maximum exposure under guarantee related to this construction loan from a legal perspective; however, our reasonable expectation of our exposure under this guarantee based on the agreements among guarantors is proportionally reduced by our ownership percentage in the Maui project to $8 million as of June 30, 2016. Additionally, the total also includes maximum exposure under guarantees of $92 million primarily relating to our vacation rental business’s hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the rental management activities entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

In addition, certain of the vacation rental business’s hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of June 30, 2016, future amounts are not expected to be significant, individually or in the aggregate. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of June 30, 2016, amounts pending reimbursements are not significant.

As of June 30, 2016, our letters of credit totaled $11 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

Contractual obligations and commercial commitments at June 30, 2016 are as follows:

	Payments by Period
		Up to			More than
Contractual Obligations	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
	(Dollars in millions)
Debt principal(a)	$1	$—	$—	$—	$1
Debt interest(a)	177	28	57	56	36
Purchase obligations and other commitments(b)	106	33	50	19	4
Vacation ownership development commitments(c)	58	58	—	—	—
Operating leases	170	20	34	26	90
Total contractual obligations	$512	$139	$141	$101	$131

(a)Debt principal and projected debt interest represent principal and interest to be paid on our senior notes and revolving credit facility based on the balance outstanding as of June 30, 2016, exclusive of debt issuance costs. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of June 30, 2016. Interest on the revolving credit facility is calculated using the prevailing rates as of June 30, 2016.

(b)Purchase obligations and other commitments primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits, membership fulfillment benefits and other commitments.

(c)Vacation ownership development commitments represents our estimate of remaining costs associated with completing the phases of our vacation ownership projects currently in presales and accounted for under the percentage of completion method.

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			More than
Other Commercial Commitments(d)	Committed	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	5 Years
	(In millions)
Guarantees, surety bonds and letters of credit	$98	$78	$15	$5	$—

(d)Commercial commitments include minimum revenue guarantees related to hotel and resort management agreements, accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off‑Balance Sheet Arrangements

Except as disclosed above in our Contractual Obligations and Commercial Commitments (excluding “Debt principal”), as of June 30, 2016, we did not have any significant off‑balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S‑K.

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

Adjusted EBITDA is defined as EBITDA excluding, if applicable: (1) non‑cash compensation expense, (2) goodwill and asset impairments, (3) acquisition related and restructuring costs, (4) other non‑operating income and expense, (5) the impact of the application of purchase accounting, and (6) other special items.

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

Free cash flow is defined as cash provided by operating activities less capital expenditures, plus net changes in financing-related restricted cash and net borrowing and repayment activity related to securitizations, and excluding certain payments unrelated to our ongoing core business, such as acquisition-related and restructuring costs.

Contract sales represents total VOIs sold at consolidated and unconsolidated projects pursuant to purchase agreements, net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period.

Our presentation of above‑mentioned non‑GAAP measures may not be comparable to similarly‑titled measures used by other companies. We believe these measures are useful to investors because they represent the consolidated operating results from our segments, excluding the effects of any non‑core expenses or gains. We also believe these non‑GAAP financial measures improve the transparency of our disclosures, provide a meaningful presentation of our results from our business operations, excluding the impact of certain items not related to our core business operations and improve the period‑to‑period comparability of results from business operations. These non‑GAAP measures have certain limitations in that they do not take into account the impact of certain expenses to our statement of operations; such as non‑cash compensation and acquisition related and restructuring costs as it relates to adjusted EBITDA. We endeavor to compensate for the limitations of the non‑GAAP measures presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non‑GAAP measure.

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

Other special items consists of other items that we believe are not related to our core business operations. For the three and six months ended June 30, 2016, includes the gain on bargain purchase recognized as part of the Vistana acquisition.

RECONCILIATIONS OF NON‑GAAP MEASURES

The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three and six months ended June 30, 2016 and 2015 (in millions). The noncontrolling interest relates to the Vacation Ownership segment.

	Three Months Ended June 30, 2016
	Exchange	Vacation
	and Rental	Ownership	Consolidated
Adjusted EBITDA	$43	$19	$62
Non-cash compensation expense	(3)	(2)	(5)
Other special items	197	—	197
Other non-operating income (expense), net	1	—	1
Acquisition related and restructuring costs	(6)	(6)	(12)
Impact of purchase accounting	—	(4)	(4)
EBITDA	232	7	239
Amortization expense of intangibles	(3)	(2)	(5)
Depreciation expense	(4)	(5)	(9)
Less: Net income attributable to noncontrolling interest	—	1	1
Equity in earnings from unconsolidated entities	—	(1)	(1)
Less: Other special items	(197)	—	(197)
Less: Other non-operating expense, net	(1)	—	(1)
Operating income	$27	$—	27
Interest income			—
Interest expense			(6)
Other non-operating income, net			1
Equity in earnings from unconsolidated entities			1
Other special items			197
Income tax provision			(36)
Net income			184
Net income attributable to noncontrolling interest			(1)
Net income attributable to common stockholders			$183

	Three Months Ended June 30, 2015
	Exchange	Vacation
	and Rental	Ownership	Consolidated
Adjusted EBITDA	$35	$7	$42
Non-cash compensation expense	(2)	(1)	(3)
Other non‑operating income (expense), net	1	—	1
EBITDA	34	6	40
Amortization expense of intangibles	(2)	(1)	(3)
Depreciation expense	(4)	—	(4)
Less: Net income attributable to noncontrolling interest	—	—	—
Equity in earnings from unconsolidated entities	—	(1)	(1)
Less: Other non-operating income (expense), net	(1)	—	(1)
Operating income	$27	$4	31
Interest income			—
Interest expense			(6)
Other non-operating income, net			1
Equity in earnings from unconsolidated entities			1
Income tax provision			(10)
Net income			17
Net income attributable to noncontrolling interest			—
Net income attributable to common stockholders			$17

	Six Months Ended June 30, 2016
	Exchange	Vacation
	and Rental	Ownership	Consolidated
Adjusted EBITDA	$90	26	$116
Non-cash compensation expense	(5)	(3)	(8)
Other special items	197	—	197
Other non-operating income (expense), net	2	—	2
Acquisition related and restructuring costs	(6)	(9)	(15)
Impact of purchase accounting	—	(4)	(4)
EBITDA	278	10	288
Amortization expense of intangibles	(5)	(3)	(8)
Depreciation expense	(9)	(5)	(14)
Less: Net income attributable to noncontrolling interest	—	1	1
Equity in earnings from unconsolidated entities	—	(2)	(2)
Less: Other special items	(197)	—	(197)
Less: Other non-operating income (expense), net	(2)	—	(2)
Operating income	$65	$1	66
Interest income			1
Interest expense			(12)
Other non-operating income, net			2
Equity in earnings from unconsolidated entities			2
Other special items			197
Income tax provision			(49)
Net income			207
Net income attributable to noncontrolling interest			(1)
Net income attributable to common stockholders			$206

	Six Months Ended June 30, 2015
	Exchange	Vacation
	and Rental	Ownership	Consolidated
Adjusted EBITDA	$81	$15	$96
Non-cash compensation expense	(5)	(2)	(7)
Other non-operating income (expense), net	1	—	1
Impact of purchase accounting	—	(1)	(1)
EBITDA	77	12	89
Amortization expense of intangibles	(4)	(3)	(7)
Depreciation expense	(7)	(1)	(8)
Less: Net income attributable to noncontrolling interest	—	1	1
Less: Other non-operating income (expense), net	(1)	—	(1)
Equity in earnings from unconsolidated entities	—	(2)	(2)
Operating income	$65	$7	72
Interest income			1
Interest expense			(9)
Other non-operating income, net			1
Equity in earnings from unconsolidated entities			2
Income tax provision			(24)
Net income			43
Net income attributable to noncontrolling interest			(1)
Net income attributable to common stockholders			$42

The following tables present the inputs used to compute operating income and adjusted EBITDA margin for our operating segments for the three and six months ended June 30, 2016 and 2015 (in millions).

	Exchange and Rental		Exchange and Rental
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$140	$125	$274	$260
Revenue excluding cost reimbursement revenue	116	101	228	213
Operating income	27	27	65	65
Adjusted EBITDA	43	35	90	81
Margin computations
Operating income margin	19%	22%	24%	25%
Operating income margin excluding cost reimbursement revenue	23%	27%	29%	31%
Adjusted EBITDA margin	31%	28%	33%	31%
Adjusted EBITDA margin excluding cost reimbursement revenue	37%	35%	39%	38%

	Vacation Ownership		Vacation Ownership
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$157	$49	$209	$98
Revenue excluding cost reimbursement revenue	117	36	153	69
Operating income	—	4	1	7
Adjusted EBITDA	19	7	26	15
Margin computations
Operating income margin	0%	8%	0%	7%
Operating income margin excluding cost reimbursement revenue	0%	11%	1%	10%
Adjusted EBITDA margin	12%	14%	12%	15%
Adjusted EBITDA margin excluding cost reimbursement revenue	16%	19%	17%	22%

The following table reconciles cash provided by operating activities to free cash flow for the six months ended June 30, 2016 and 2015 (in millions).

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by operating activities	$53	$86
Less: Capital expenditures	(25)	(7)
Net changes in financing-related restricted cash	3	-
Repayment activitiy related to securitizations	(9)	-
Plus: Acquisition-related and restructuring payments	23	-
Free cash flow	$45	$79

The following tables reconcile net income attributable to common stockholders to adjusted net income, and to adjusted earnings per share for the three and six months ended June 30, 2016 and 2015 (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$183	$17	$206	$42
Acquisition related and restructuring costs	12	—	15	—
Other non-operating foreign currency remeasurements	(1)	—	(2)	(1)
Impact of purchase accounting	4	—	4	1
Other special items	(197)	—	(197)	—
Income tax impact on adjusting items(1)	34	—	34	0
Adjusted net income	$35	$17	$60	$42
Earnings per share attributable to common stockholders:
Basic	$1.89	$0.29	$2.66	$0.73
Diluted	$1.87	$0.29	$2.64	$0.72
Adjusted earnings per share:
Basic	$0.36	$0.30	$0.77	$0.73
Diluted	$0.36	$0.29	$0.76	$0.72
Weighted average number of common stock outstanding:
Basic	97,091	57,453	77,355	57,316
Diluted	97,857	58,041	77,905	57,894

(1)	Tax rate utilized is the applicable effective tax rate respective to the period.

The following table reconcile contract sales to sales of vacation ownership products, net, for the three and six months ended June 30, 2016 and 2015 (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Contract Sales	$75	$23	$101	$51
Revenue recognition adjustments:
Provision for loan losses	(3)	—	(4)	(1)
Contract sales of unconsolidated projects	(16)	(15)	(34)	(37)
Percentage of completion deferral	(2)	—	(2)	—
Other items and adjustments(1)	(5)	2	(3)	3
Sales of vacation ownership products, net	$49	$10	$58	$16

(1)	Includes adjustments for incentives, cancelled sales and closing cost revenue.

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

Operating foreign currency exchange for the three and six months ended June 30, 2016 resulted in a minimal net gain, and for the three and six months ended June 30, 2015 resulted in a minimal net loss. This activity is attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency.

Non-operating foreign exchange net gain was $1 million for the second quarter of 2016 compared to a minimal net gain in 2015.  The favorable fluctuations during the current quarter were primarily driven by U.S. dollar positions held at June 30, 2016 affected primarily by the stronger dollar compared to the British pound and the Mexican peso.

Non-operating foreign exchange net gain was $2 million for the first half of 2016 compared to a net gain of $1 million in 2015.  The favorable fluctuations in 2016 were primarily driven by U.S. dollar positions held at June 30, 2016 affected primarily by the stronger dollar compared to the British pound and the Mexican peso. The favorable fluctuations in 2015 were primarily driven by U.S. dollar positions held at June 30, 2015 affected by the stronger dollar compared to the Mexican and Colombian pesos as well as the Egyptian pound.

Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three and six months ended June 30, 2016 would result in an approximate change to revenue of $2 million and $3 millions, respectively. There have been no material quantitative changes in market risk exposures since December 31, 2015.

Interest Rate Risk

We are exposed to interest rate risk through borrowings under our amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement as of April 2015 is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.50%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.50%, in each case based on ILG’s leverage ratio. As of June 30, 2016, the applicable margin was 2.00% per annum for LIBOR revolving loans and 1.00% per annum for Base Rate loans. As of June 30, 2016, we had $285 million outstanding under our revolving credit facility; a hypothetical 100 basis point change in interest rates would result in an approximate change to interest expense of $1 million for the six months ended June 30, 2016. While we currently do not hedge our interest rate exposure, this risk is mitigated by the issuance of $350 million senior notes in April 2015 at a fixed rate of 5.625% as well as variable interest rates earned on our cash balances, as well as future securitization are expected to be at fixed rates of interest. The proceeds of the senior notes were used to pay down the revolving credit facility in April 2015.

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

As required by Rule 13a‑15(d) of the Exchange Act, we, under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, also evaluated whether any changes occurred to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. We acquired Vistana on May 11, 2016 and are currently in the process of integrating Vistana into our internal controls over financial reporting. Based on that evaluation, and except for any changes in internal controls related to the integration of Vistana and its subsidiaries, there have been no material changes to internal controls over financial reporting during our most recently completed quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Unregistered Sale of Securities.  None

(b)         Use of Proceeds.  Not applicable

(c)          Purchases of Equity Securities by the Issuer and Affiliated Purchasers:  The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended June 30, 2016 by or on behalf of ILG or any “affiliated purchaser,” as defined by Rule 10b‑18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b‑18 of the Exchange Act.

Period			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	per Share	or Programs	or Programs(1)
April 2016	—	—	—	$25,000,000
May 2016	1,440,000	$ 13.74	1,440,000	$80,215,543
June 2016	2,776,800	$ 14.95	4,216,800	$38,702,454

(1)In February 2015, we announced that our Board of Directors had authorized the repurchase of up to $25 million of our common stock. In May 2016, we announced that our Board of Directors had increased the authorization for the repurchase of up to $100 million of our common stock. There is no time restriction on this authorization and repurchases may be made in the open‑market or through privately negotiated transactions.

Items 3‑4. Not applicable

Item 5. Other information

On August 3, 2016, ILG held its annual meeting of stockholders.  The matters on which the stockholders voted, in person or by proxy, were (i) to elect thirteen directors to serve until ILG’s next annual meeting of stockholders or until their successors are duly elected and qualified, (ii) to approve amendments to the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan including the performance goals contained therein, and (iii) to ratify the appointment of Ernst & Young LLP as ILG’s independent registered certified public accounting firm for the fiscal year ended December 31, 2016. The results of the voting are as follows:

Proposal 1 – Election of Directors:

Name of Nominee	Votes For	Votes Withheld	Broker Non-votes

Craig M. Nash	106,265,956	4,952,623	7,988,874
David Flowers	108,242,613	2,975,966	7,988,874
Victoria L. Freed	100,319,444	10,899,135	7,988,874
Lizanne Galbreath	110,854,482	364,097	7,988,874
Chad Hollingsworth	110,439,992	778,587	7,988,874
Lewis J. Korman	108,225,686	2,992,893	7,988,874
Thomas J. Kuhn	107,795,090	3,423,489	7,988,874
Thomas J. McInerney	105,887,274	5,331,305	7,988,874
Thomas P. Murphy, Jr.	107,141,720	4,076,859	7,988,874
Stephen R. Quazzo	110,798,370	420,209	7,988,874
Sergio D. Rivera	110,849,641	368,938	7,988,874
Thomas O. Ryder	98,139,827	13,078,752	7,988,874
Avy H. Stein	107,130,294	4,088,285	7,988,874

Each of ILG’s directors was re-elected.

Proposal 2 – Approve amendments to the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan including the performance goals contained therein

Votes For	Votes Against	Abstentions	Broker Non-votes
105,658,884	5,486,184	73,723	7,988,874

The stockholders ratified Proposal 2.

Proposal 3 –Ratify the appointment of Ernst & Young LLP as ILG’s independent registered certified public accounting firm for the fiscal year ended December 31, 2015

Votes For	Votes Against	Abstentions	Broker Non-votes
117,806,050	1,369,825	31,790	0

The stockholders ratified Proposal 3.

Item 6.  Exhibits

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG’s Current Report on Form 8‑K, filed on August 25, 2008
3.2	Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG’s Quarterly Report on Form 10‑Q, filed on August 11, 2009
3.3	Fourth Amended and Restated By‑Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG’s Current Report on Form 8‑K, filed on December 12, 2014
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act
31.3†	Certification of the Chief Accounting Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act
32.3††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Label Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

†     Filed herewith.

††   Furnished herewith.

*     Reflects management contracts and management and director compensatory plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2016

INTERVAL LEISURE GROUP, INC.

By:	/s/ William L. Harvey
William L. Harvey
Chief Financial Officer

By:	/s/ John A. Galea
John A. Galea
Chief Accounting Officer