Form 10-Q
period 2016-09-30
ILG, Inc.
filed 2016-11-09
CIK 1434620

As filed with the Securities and Exchange Commission on November 9, 2016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1‑34062

ILG, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26‑2590997 (I.R.S. Employer Identification No.)
6262 Sunset Drive, Miami, FL (Address of Registrant’s principal executive offices)	33143 (Zip Code)

(305) 666‑1861

(Registrant’s telephone number, including area code)

Interval Leisure Group, Inc.

(Former name or former address, if changed since last report)

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

As of November 4, 2016, 133,522,270 shares of the registrant’s common stock were outstanding.

PART I—FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Service and membership related	$119	$108	$340	$327
Sales of vacation ownership products, net	96	7	154	21
Rental and ancillary services	92	20	181	66
Consumer financing	23	1	37	4
Cost reimbursements	88	38	189	114
Total revenues	418	174	901	532
Operating costs and expenses:
Cost of service and membership related sales	30	26	82	77
Cost of vacation ownership product sales	31	1	56	13
Cost of sales of rental and ancillary services	67	9	123	31
Cost of consumer financing	4	—	7	—
Cost reimbursements	88	38	189	114
Royalty fee expense	9	1	16	3
Selling and marketing expense	66	18	125	55
General and administrative expense	56	40	148	111
Amortization expense of intangibles	6	4	14	10
Depreciation expense	14	4	28	13
Total operating costs and expenses	371	141	788	427
Operating income	47	33	113	105
Other income (expense):
Interest income	—	—	1	1
Interest expense	(6)	(6)	(18)	(15)
Gain on bargain purchase	(9)	—	188	—
Other income (loss), net	(4)	3	(2)	3
Equity in earnings from unconsolidated entities	2	1	4	4
Total other income (expense), net	(17)	(2)	173	(7)
Earnings before income taxes and noncontrolling interests	30	31	286	98
Income tax (provision) benefit	2	(11)	(46)	(35)
Net income	32	20	240	63
Net income attributable to noncontrolling interests	—	(1)	(2)	(2)
Net income attributable to common stockholders	$32	$19	$238	$61
Earnings per share attributable to common stockholders:
Basic	$0.26	$0.33	$2.55	$1.06
Diluted	$0.25	$0.33	$2.53	$1.05
Weighted average number of shares of common stock outstanding (in 000's):
Basic	124,762	57,477	93,157	57,369
Diluted	125,763	58,055	93,858	57,948
Dividends declared per share of common stock	$0.12	$0.12	$0.36	$0.36

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$32	$20	$240	$63
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(6)	(7)	(20)	(7)
Total comprehensive income, net of tax	26	13	220	56
Less: Net income attributable to noncontrolling interests, net of tax	—	(1)	(2)	(2)
Less: Other comprehensive loss attributable to noncontrolling interests	1	1	4	1
Total comprehensive loss (income) attributable to noncontrolling interests	1	—	2	(1)
Comprehensive income attributable to common stockholders	$27	$13	$222	$55

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Cash and cash equivalents	$158	$93
Restricted cash and cash equivalents (including $33 and $0 in variable interest entities, "VIEs," respectively)	102	17
Accounts receivable, net of allowance for doubtful accounts of $0.4 and $0.2, respectively	92	48
Vacation ownership mortgages receivable, net of allowance of $1 and $0, respectively (including a net $59 and $0 in VIEs, respectively)	86	6
Vacation ownership inventory	342	47
Deferred membership costs	8	8
Prepaid income taxes	—	13
Prepaid expenses and other current assets (including $3 and $0 of interest receivables in VIEs, respectively)	66	26
Total current assets	854	258
Restricted cash and cash equivalents (including $2 and $0 in VIEs, respectively)	4	—
Vacation ownership mortgages receivable, net of allowance of $14 and $2, respectively (including a net $408 and $0 in VIEs, respectively)	650	26
Investments in unconsolidated entities	59	38
Property and equipment, net	568	91
Goodwill	559	561
Intangible assets, net	466	250
Deferred membership costs	9	10
Deferred income taxes	5	—
Other non-current assets	58	45
TOTAL ASSETS	$3,232	$1,279
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$60	$36
Current portion of securitized debt from VIEs	123	—
Deferred revenue	142	86
Income taxes payable	3	—
Accrued compensation and benefits	72	26
Member deposits	7	8
Accrued expenses and other current liabilities (including a net $1 and $0 of interest payables in VIEs, respectively)	216	56
Total current liabilities	623	212
Long-term debt	415	416
Securitized debt from VIEs	344	—
Income taxes payable, non-current	5	—
Other long-term liabilities	50	19
Deferred revenue	83	87
Deferred income taxes	124	79
Total liabilities	1,644	813
Redeemable noncontrolling interest	1	1
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $0.01 par value; issued 133,522,339 and 59,853,933 shares, respectively	1	1
Treasury stock— 8,810,081 and 2,363,324 shares at cost, respectively	(135)	(35)
Additional paid-in capital	1,257	214
Retained earnings	480	281
Accumulated other comprehensive loss	(45)	(29)
Total ILG stockholders’ equity	1,558	432
Noncontrolling interests	29	33
Total equity	1,587	465
TOTAL LIABILITIES AND EQUITY	$3,232	$1,279

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In millions, except share data)

(Unaudited)

										Accumulated
			Total ILG					Additional		Other
	Total	Noncontrolling	Stockholders’	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Equity	Interests	Equity	Amount	Shares	Amount	Shares	Capital	Earnings	Loss
Balance as of December 31, 2015	$465	$33	$432	$1	59,853,933	$(35)	2,363,324	$214	$281	$(29)
Net income	240	2	238	—	—	—	—	—	238
Other comprehensive loss, net of tax	(20)	(4)	(16)	—	—	—	—	—	—	(16)
Non-cash compensation expense	14	—	14	—	—	—	—	14	—	—
Dividends paid to noncontrolling interest	(2)	(2)	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of withholding taxes	(1)	—	(1)	—	622,268	—	—	(1)	—	—
Issuance of restricted stock for converted shares in connection with the acquisition of Vistana	—	—	—	—	674,169	—	—	—	—	—
Fair value of restricted stock awards attributable to precombination services converted in connection with the Vistana acquisition	2	—	2	—	—	—	—	2	—	—
Issuance of common stock in connection with the Vistana acquisition	1,029	—	1,029	—	72,371,969	—	—	1,029	—	—
Change in excess tax benefits from stock-based awards	(2)	—	(2)	—	—	—	—	(2)	—	—
Dividends declared on common stock	(38)	—	(38)	—	—	—	—	1	(39)	—
Treasury stock purchases	(100)	—	(100)	—	—	(100)	6,446,757	—	—	—
Balance as of September 30, 2016	$1,587	$29	$1,558	$1	133,522,339	$(135)	8,810,081	$1,257	$480	$(45)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net income	$240	$63
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	14	10
Depreciation expense	28	13
Provision for loan losses	12	2
Non-cash compensation expense	13	10
Deferred income taxes	(26)	1
Equity in earnings from unconsolidated entities	(4)	(4)
Gain on bargain purchase of Vistana acquisition	(188)	—
Changes in operating assets and liabilities:
Restricted cash	(2)	4
Accounts receivable	(6)	(8)
Vacation ownership mortgages receivable	(12)	2
Vacation ownership inventory	(63)	5
Prepaid expenses and other current assets	4	8
Prepaid income taxes and income taxes payable	13	15
Accounts payable and other current liabilities	50	5
Deferred income	(3)	4
Other, net	4	5
Net cash provided by operating activities	74	135
Cash flows from investing activities:
Acquisitions, net of cash acquired	(77)	—
Investment in unconsolidated entity	(5)	—
Capital expenditures	(42)	(13)
Purchases of trading investments	(2)	—
Investment in financing receivables	(2)	(1)
Net cash used in investing activities	(128)	(14)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	350
Payments on revolving credit facility, net	—	(413)
Payments of debt issuance costs	(7)	(7)
Proceeds from securitized debt	375	—
Payments on securitized debt	(56)	—
Increase in restricted cash	(26)	—
Payment to former Vistana owner for subsidiary financing obligation	(24)	—
Purchases of treasury stock	(100)	—
Dividend payments to stockholders	(37)	(21)
Dividend payments to noncontrolling interest	(2)	(3)
Withholding taxes on vesting of restricted stock units	(2)	(4)
Excess tax benefits from stock-based awards	—	2
Net cash provided by (used in) financing activities	121	(96)
Effect of exchange rate changes on cash and cash equivalents	(2)	(5)
Net increase in cash and cash equivalents	65	20
Cash and cash equivalents at beginning of period	93	81
Cash and cash equivalents at end of period	$158	$101
Supplemental disclosures of cash flow information:
Issuance of stock in connection with Vistana acquisition	$1,031	$—
Interest paid, net of amounts capitalized	$14	$5
Income taxes paid, net of refunds	$60	$19

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

ILG, Inc., (formerly known as Interval Leisure Group, Inc.), is a leading provider of professionally delivered vacation experiences and the exclusive global licensee for the Hyatt®, Westin® and Sheraton® brands in vacation ownership. We operate in the following two segments: Exchange and Rental, and Vacation Ownership (VO).

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

ILG was incorporated as a Delaware corporation in May 2008 in connection with a plan by IAC/InterActiveCorp, or IAC, to separate into five publicly traded companies, referred to as the "spin-off." ILG commenced trading on The NASDAQ Stock Market in August 2008 under the symbol "IILG" and now trades under “ILG.”

On May 11, 2016, we acquired the vacation ownership business of Starwood Hotels & Resorts Worldwide, or Starwood, known as Vistana. At closing, Starwood spun-off Vistana to its stockholders immediately prior to the merger of Vistana with and into a wholly owned subsidiary of ILG. In the merger, ILG issued approximately 72.4 million shares of ILG common stock to the holders who received Vistana common stock in the spin-off. Additionally, ILG directly purchased certain Mexican entities and a note receivable for total consideration of $123 million, which is subject to post-closing adjustment. In connection with the acquisition, Vistana entered into an exclusive, 80 - year global license agreement with Starwood for the use of the Westin® and Sheraton® brands in vacation ownership. Also, Vistana has the non-exclusive license for the existing St. Regis® and The Luxury Collection® vacation ownership properties and an affiliation with the Starwood Preferred Guest program.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2015 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the nine months ended September 30, 2016 other than the following additional policies adopted as part of our acquisition of Vistana in the second quarter of 2016:

Revenue recognition

Vacation Ownership

If construction of the vacation ownership product is not complete, we determine the portion of revenues to recognize based upon the percentage of completion method, which includes judgments and estimates, including total project costs to complete. Revenue deferred under the percentage of completion calculations is included in deferred revenues on the condensed consolidated balance sheet as of September 30, 2016, and associated direct selling costs are deferred as prepaid expenses within prepaid expenses and other current assets.

Vacation Ownership Inventory and Cost of Sales

Our inventory consists of completed vacation ownership products and vacation ownership products under construction. We carry our inventory at the lower of cost or fair value, less expected costs to sell, which can result in impairment charges and/or recoveries of previous impairments.

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

Vacation Ownership Mortgages Receivable and Allowance for Loan Losses

The collection activity associated with our securitized vacation ownership notes receivable determines the amount of our monthly repayments against our securitized debt. Collection activity includes contractual payments due and prepayments. In addition, defaulted loans are generally removed from the securitized pool and are substituted or repurchased, while upgraded loans are repurchased, for debt repayment purposes. The securitized debt is non-recourse without a specific repayment schedule. As the amount of each principal payment is contingent on the cash flows from underlying vacation ownership mortgages receivable in a given period, we have not disclosed future contractual debt repayments. Additionally, our vacation ownership mortgages receivable securitization agreements allow us to receive the net excess cash flows (spread between the collections on the notes and payments for third party obligations as defined in the securitization agreements) from the VIEs provided we do not meet certain triggers related to default levels and collateralization of the securitized pool, as discussed in Note 10.

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

Significant estimates underlying the accompanying condensed consolidated financial statements primarily include:

•	the recovery of long‑lived assets as well as goodwill and other intangible assets;
•	purchase price allocations of business combinations;
•	loan loss reserves for vacation ownership mortgages receivable;
•	accounting for acquired vacation ownership mortgages receivable;
•	revenue recognition pertaining to sales of vacation ownership products pursuant to the percentage of completion method;
•	cost of vacation ownership product sales;
•	the accounting for income taxes including deferred income taxes and related valuation allowances;
•	the determination of deferred revenue and membership costs;
•	and the determination of stock‑based compensation.

In the opinion of ILG’s management, the assumptions underlying the historical condensed consolidated financial statements of ILG and its subsidiaries are reasonable.

Earnings per Share

Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of restricted stock units (“RSUs”) and restricted stock using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include less than 0.1 million RSUs and shares of restricted stock, and 0.4 million RSUs for the three months ended September 30, 2016 and 2015, respectively, and 0.4 million RSUs and shares of restricted stock, and 0.5 million RSUs and stock options for the nine months ended September 30, 2016 and 2015, respectively, as the effect of their inclusion would have been antidilutive to earnings per share.

In connection with the 2008 spin-off of ILG from IAC, stock options to purchase ILG common stock were granted to non-ILG employees for which there is no future compensation expense to be recognized by ILG. As of September 30, 2016 and 2015, there were no stock options outstanding.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic weighted average shares of common stock outstanding	124,762	57,477	93,157	57,369
Net effect of common stock equivalents assumed to be vested related to RSUs and restricted stock	1,001	578	701	578
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	—	—	—	1
Diluted weighted average shares of common stock outstanding	125,763	58,055	93,858	57,948

Earnings per share for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$31,913	$19,100	$237,500	$61,003
Weighted average number of shares of common stock outstanding:
Basic	124,762	57,477	93,157	57,369
Diluted	125,763	58,055	93,858	57,948
Earnings per share attributable to common stockholders:
Basic	$0.26	$0.33	$2.55	$1.06
Diluted	$0.25	$0.33	$2.53	$1.05

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

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810),” to amend the existing guidance issued with ASU 2015-02. This ASU is being issued to amend the consolidation guidance on how a reporting entity, that is the single decision maker of a VIE, should treat indirect interests in the entity held through related parties that are under common control with the reporting entity, when determining whether it is the primary beneficiary of that VIE. The update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Entities that already have adopted the amendments in ASU 2015-02 are required to apply the amendments in this ASU, retrospectively beginning with the fiscal year in which the amendments in ASU 2015-02 initially were applied. We are currently assessing the future impact of this accounting standard update on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”) as part of the Board’s initiative to reduce complexity in accounting standards. This ASU eliminates an exception in ASC 740, which prohibits the immediate recognition of income tax consequences of intra-entity asset transfers other than inventory. Under ASU 2016-16, entities will be required to recognize the immediate current and deferred income tax effects of intra-entity asset transfers, which often involve a subsidiary of a company transferring intellectual property to another subsidiary. For public entities, the new guidance will be effective for annual periods beginning after December 15, 2017, and interim  periods within those annual periods. This ASU’s amendments should be applied on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption. We are currently assessing the future impact of this accounting standard update on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230).”  This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under existing guidance. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. We are currently assessing the future impact of this accounting standard update on our consolidated financial statements.

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

Adopted Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805).” The purpose of the ASU is to simplify the accounting for measurement-period adjustments related to business combinations. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period, in the reporting period in which the adjustment amounts are determined. The amendments in this update are effective for fiscal years beginning after December 31, 2015, including interim periods within the fiscal year and should be applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements other than the impact of an adjustment in the third quarter of 2016 to the gain on bargain purchase associated with the Vistana acquisition in the second quarter of 2016. This impact is summarized as follows:

	As Reported		Recasted for Subsequent Quarter Gain on Bargain Purchase Adjustment
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(In thousands, except per share data)	June 30, 2016	June 30, 2016	June 30, 2016	June 30, 2016
Net income attributable to common stockholders	$183,375	$205,554	$175,985	$198,164
EPS - Basic	$1.89	$2.66	$1.81	$2.56
EPS - Diluted	$1.87	$2.64	$1.80	$2.54

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

NOTE 3—BUSINESS COMBINATION

On May 11, 2016, we completed the acquisition of Vistana from wholly‑owned subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. as discussed in Note 1 to these condensed consolidated financial statements.

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

Purchase Price Allocation

The following table presents the preliminary allocation of total purchase price consideration to the assets acquired and liabilities assumed, based on their estimated fair values as of their respective acquisition dates (in millions):

	Preliminary PPA	Adjustments to PPA(3)	Revised Preliminary PPA
Cash	$45	$-	$45
Vacation ownership inventory	221	-	221
Vacation ownership mortgages receivable	712	-	712
Other current assets	143	(2)	141
Intangibles	241	-	241
Property plant and equipment	465	(2)	463
Other non-current assets	24	-	24
Deferred revenue	(60)	-	(60)
Securitized debt	(154)	-	(154)
Other current liabilities(2)	(187)	6	(181)
Other non-current liabilities	(98)	(11)	(109)
Gain on bargain purchase(1)	(197)	9	(188)
Net assets acquired	$1,155	$—	$1,155

(1)

Gain on bargain purchase represents the excess of the fair value of the net tangible and intangible assets acquired over the purchase price. This gain of $188 million is presented within Other income (expense), net, in our condensed consolidated statement of income for the nine months ended September 30, 2016, and includes a negative adjustment of $9 million in the third quarter period. The existence of a gain on bargain purchase pertaining to this transaction is principally related to the decrease in our stock price leading up to the acquisition date.

(2)	Includes a $24 million accrual pertaining to a dividend declared by a subsidiary of Vistana to Starwood prior to our acquisition date which was settled subsequent to the acquisition closing.
(3)

Represents adjustments to the preliminary purchase price allocation first presented in our June 30, 2016 Form 10-Q resulting from our ongoing activities, including our reassessment of assets acquired and liabilities assumed, with respect to finalizing our purchase price allocation for this acquisition.

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

The valuation of the assets acquired and liabilities assumed in connection with this acquisition was based on fair values at the acquisition date. The assets purchased and liabilities assumed for the Vistana acquisition have been reflected in the accompanying condensed consolidated balance sheet as of September 30, 2016. However, given the circumstances of this acquisition which closed in the middle of the second quarter, as well as the size and complexity of the transaction, the entire purchase price allocation disclosed herein (as well as the related gain on bargain purchase) is considered provisional at this time and subject to adjustment to reflect new information obtained about factors and circumstances that existed as of the acquisition date that if known would have affected the measurement of the amounts recognized as of that date, while the measurement period remains open.

Results of operations

Revenue and earnings before income taxes and noncontrolling interests related to the Vistana acquisition was recognized in our condensed consolidated statements of income totaling $239 million and $12 million for the three months ended September 30, 2016 and $361 million and $22 million for nine months ended September 30, 2016. Transaction costs, consisting primarily of professional fees, directly related to this acquisition and expensed as incurred totaled $3 million and $18 million for the three and nine months ended September 30, 2016, respectively, and are classified within the general and administrative expense line item in our condensed consolidated statements of income included herein.

Pro forma financial information (unaudited)

The following unaudited pro forma financial information presents the consolidated results of ILG and Vistana as if the acquisition had occurred on January 1, 2015. The pro forma results presented below for the three and nine months ended September 30, 2016 and 2015 are based on the historical financial statements of ILG and Vistana, adjusted to reflect the purchase method of accounting, with ILG as accounting acquirer. The pro forma information is not necessarily indicative of the consolidated results of operations that might have been achieved for the periods or dates indicated, nor is it necessarily indicative of the future results of the combined company. It does not reflect cost savings expected to be realized from the elimination of certain expenses and from synergies expected to be created or the costs to achieve such cost savings or synergies, if any. Income taxes do not reflect the amounts that would have resulted had ILG and Vistana filed consolidated income tax returns during the periods presented. Pro forma adjustments reflect non-recurring adjustments in 2015 of $188 million pertaining to the gain on bargain purchase discussed above and a $11 million and $4 million reduction in revenue for the three and nine months ended September 30, 2015, respectively, related to the remeasurement of deferred revenue balances as part of purchase accounting. Additionally, net income for the three and nine months ended September 30, 2015 were adjusted for other non-recurring items such as the remeasurement of deferred expenses. Pro forma adjustments are tax-effected at ILG's estimated statutory tax rate of 37.2% for the 2015 periods and 35% for the 2016 periods, with the exception of the $188 million gain which is not subject to income taxation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2016	2015	2016
Revenue	$395	$427	$1,224	$1,272
Net income attributable to common stockholders	$15	$30	$266	$86
Earnings per share:
Basic	$0.12	$0.24	$2.05	$0.67
Diluted	$0.11	$0.24	$2.04	$0.67

NOTE 4—RESTRICTED CASH

Restricted cash consists of the following (in millions):

	September 30,	December 31,
	2016	2015
Escrow deposits on vacation ownership products	$57	$2
Securitization VIEs	35	—
Other	14	15
Total restricted cash	$106	$17

Restricted cash associated with escrow deposits on vacation ownership products represents amounts that are held in escrow until statutory requirements for release are satisfied, at which time that cash is no longer restricted. Restricted cash of securitization VIEs represents cash held in accounts related to vacation ownership mortgages receivable securitizations, which is generally used to pay down securitized vacation ownership debt in the period following the quarter in which the cash is received. As of September 30, 2016, this balance also includes $19 million of cash collateral pending transfer of additional vacation ownership mortgages receivable into the September 2016 securitized pool, as described in Note 13.

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE

Vacation ownership mortgages receivable is comprised of various mortgage loans related to our financing of vacation ownership interval sales. As part of our acquisitions of HVO and Vistana, we acquired existing portfolios of vacation ownership mortgages receivable. These loans are accounted for using the expected cash flows method of recognizing discount accretion based on the acquired loans’ expected cash flows pursuant to ASC 310-30, “Loans acquired with deteriorated credit quality.” At acquisition, we recorded these acquired loans at fair value, including a credit discount or premium, as applicable, which is accreted as an adjustment to yield over the loans’ estimate life. Originated loans as of September 30, 2016 and December 31, 2015 represent vacation ownership mortgages receivable originated by ILG, or more specifically our Vacation Ownership segment, subsequent to the acquisitions of HVO and Vistana on October 1, 2014 and May 11, 2016, respectively.

Vacation ownership mortgages receivable carrying amounts as of September 30, 2016 and December 31, 2015 were as follows (in millions):

	September 30,			December 31,
	2016			2015
	Securitized	Unsecuritized(2)	Total	Securitized	Unsecuritized(2)	Total
Acquired vacation ownership mortgages receivable(1)	$458	$154	$612	$—	$23	$23
Originated vacation ownership mortgages receivable(1)	11	128	139	—	11	11
Less allowance for loan losses on originated loans	(1)	(14)	(15)	—	(2)	(2)
Net vacation ownership mortgages receivable	$468	$268	$736	$—	$32	$32

(1)	At various interest rates with varying payment terms through 2030 for acquired receivables and through 2030 for originated receivables
(2)

As of September 30, 2016, $13 million of unsecuritized vacation ownership receivables were not eligible for securitization. Additionally, as part of the September 2016 securitization described in Note 13, approximately $19 million of currently unsecuritized receivables may be added in the future to the September 2016 securitized pool and thereby releasing the same amount from restricted cash.

The fair value of our acquired loans as of the respective acquisition dates were determined by use of a discounted cash flow approach which calculates a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective loans, while considering anticipated defaults and early repayments determined based on historical experience. Consequently, the fair value of these acquired loans recorded on our consolidated balance sheet as of the acquisition date includes an estimate for future loan losses which becomes the historical cost basis for that existing portfolio going forward. As of September 30, 2016 and December 31, 2015, the contractual outstanding balance of the acquired loans, which represents contractually-owed future principal amounts, was $529 million and $26 million, respectively. The change as of September 30, 2016 from year-end reflects the acquired loans pertaining to the Vistana acquisition.

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

Nine Months Ended
Accretable Yield	September 30, 2016
Balance, beginning of period	$12
Vistana acquired accretable yield	271
Accretion	(33)
Reclassification between nonaccretable difference	(11)
Balance, end of period	$239

Nonaccretable difference, end of period balance	$18

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

Vacation ownership mortgages receivable as of September 30, 2016 are scheduled to mature as follows (in millions):

	Vacation Ownership Mortgages Receivable
	Acquired		Originated
Twelve month period ending September 30,	Securitized Loans	Unsecuritized Loans	Securitized Loans	Unsecuritized Loans	Total
2017	$50	$16	$—	$10	$76
2018	49	14	1	8	72
2019	48	13	1	8	70
2020	47	14	1	9	71
2021	45	14	1	11	71
2022 and thereafter	150	69	7	82	308
Total	389	140	11	128	668
Plus: net premium on acquired loans(1)	69	14	—	—	83
Less: allowance for losses	—	—	(1)	(14)	(15)
Net vacation ownership mortgages receivable	$458	$154	$10	$114	$736
Weighted average stated interest rate as of September 30, 2016	13.3%	13.3%	13.3%	13.3%
Range of stated interest rates as of September 30, 2016	7.75% to 15.9%		10.9% to 16.9%

(1)

The difference between the contractual principal amount of acquired loans of $529 million and the net carrying amount of $612 million as of September 30, 2016 is related to the application of ASC 310-30.

Collectability

We assess our vacation ownership mortgages receivable portfolio of loans for collectability on an aggregate basis. Estimates of uncollectability pertaining to our originated loans are recorded as provisions in the vacation ownership mortgages receivable allowance for losses. For originated loans, we record an estimate of uncollectability as a reduction of sales of vacation ownership intervals in the accompanying condensed consolidated statements of income at the time revenue is recognized on a vacation ownership interval sale. We evaluate our originated loan portfolio collectively as they are largely homogeneous, smaller-balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgages receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio. As of September 30, 2016, allowance for losses of $15 million for uncollectability was recorded to the vacation ownership mortgages receivable allowance for losses related solely to our originated loans.

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

At September 30, 2016, the weighted average FICO score within our consolidated loan pools was 711 based upon the outstanding loan balance at time of origination. The average estimated rate for all future defaults for our consolidated outstanding pool of loans as of September 30, 2016 was 10.0%.

Balances of our vacation ownership mortgages receivable by brand and by FICO score (at time of loan origination) were as follows (in millions):

	As of September 30, 2016
	700+	600-699	<600	No Score(1)	Total
Westin	$185	$91	$4	$28	$308
Sheraton	168	150	13	64	395
Hyatt	20	14	2	1	37
Other	6	1	-	4	11
Vacation ownership mortgages receivable, gross	$379	$256	$19	$97	$751

(1)	Mortgages receivable with no FICO score primarily relate to non-U.S. resident borrowers.

On an ongoing basis, we monitor credit quality of our vacation ownership mortgages receivable portfolio based on payment activity as follows:

•	Current—The consumer’s note is in good standing as payments and reporting are current per the terms contractually stipulated in the agreement.

•	Delinquent—We consider a vacation ownership mortgage receivable to be delinquent based on the contractual terms of each individual financing agreement.

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

In the event of a default, we generally have the right to recover the mortgaged VOIs and consider loans to be in default upon reaching 120 days outstanding. Our aged analysis of delinquent vacation ownership mortgages receivable and the gross balance of vacation ownership mortgages receivable greater than 120 days past‑due as of September 30, 2016 and December 31, 2015 for our originated loans is as follows (in millions):

			Delinquent			Defaulted(1)
	Receivables	Current	30-59 Days	60-89 Days	90-119 Days	≥120	Total Delinquent & Defaulted
Originated Loans
September 30, 2016	$139	$138	$1	$—	$—	$—	$1
December 31, 2015	$11	$11	$—	$—	$—	$—	$—

(1)	Mortgages receivable equal to or greater than 120 days are considered defaulted and have been fully reserved in our loan loss reserve for originated loans.

NOTE 6—VACATION OWNERSHIP INVENTORY

Vacation ownership inventory primarily consists of unsold vacation ownership intervals that are available for sale in their current form and vacation ownership projects under construction. In connection with the acquisition of Vistana on May 11, 2016, we acquired $221 million in unsold vacation ownership inventory stated at fair value. As of September 30, 2016 and December 31, 2015, vacation ownership inventory is comprised of the following (in millions):

	September 30,	December 31,
	2016	2015
Completed unsold vacation ownership interests	$124	$46
Vacation ownership products construction in process	218	—
Other	—	1
Total inventory	$342	$47

The change in inventory balances as of September 30, 2016 compared to December 31, 2016 principally pertains to the acquisition of Vistana on May 11, 2016.

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES

Our investments in unconsolidated entities, recorded under the equity method of accounting in accordance with guidance in ASC 323, “Investments—Equity Method and Joint Ventures,” primarily consists of an ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a vacation ownership resort in the state of Hawaii and Vistana’s Harborside at Atlantis joint venture, which performs sales, marketing and management services for a vacation ownership resort in the Bahamas. These joint ventures were acquired in connection with our acquisitions of HVO and Vistana and were recorded at fair value on the respective acquisition dates. Our equity income from investments in unconsolidated entities, recorded in equity in earnings from unconsolidated entities in the accompanying condensed consolidated statement of income, was $2 and $1 million for the three months ended September 30, 2016 and 2015, respectively and $4 million each period, for the nine months ended September 30, 2016 and 2015, respectively.

The ownership percentages of the Maui Timeshare Venture and Harborside investments are 33% and 50%, respectively, and ownership percentages of the other investments range from 25% to 50%. The carrying value of our investments in unconsolidated entities as of September 30, 2016 and December 31, 2015 were as follows (in millions):

	September 30,	December 31,
	2016	2015
Maui Timeshare Venture, LLC	$41	$37
Harborside at Atlantis joint venture	13	—
Other	5	1
Total	$59	$38

The change from December 31, 2015 principally represents the equity interest acquired in Harborside at Atlantis in connection with the Vistana acquisition in the second quarter and, within Other, an investment made in the first quarter in a fee-for-service, real-estate brokerage firm that specializes in reselling resort timeshare properties on behalf of independent homeowners’ associations.

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment, net is as follows (in millions):

	September 30,	December 31,
	2016	2015
Computer equipment	$35	$23
Capitalized software (including internally developed software)	136	108
Land, buildings and leasehold improvements	357	51
Land held for development	56	—
Furniture, fixtures and other equipment	44	17
Construction projects in progress	48	—
Other projects in progress	46	19
Less: accumulated depreciation and amortization	(154)	(127)
Total property and equipment, net	$568	$91

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

The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill as of September 30, 2016 and December 31, 2015 (in millions):

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2016	Additions	Deductions	Translation	Impairment	September 30, 2016
Exchange	$496	$—	$—	$—	$—	$496
Rental	20	—	—	—	—	20
VO management	38	—	—	(2)	—	36
VO sales and financing	7	—	—	—	—	7
Total	$561	$—	$—	$(2)	$—	$559

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2015	Additions	Deductions	Translation	Impairment	December 31, 2015
Exchange	$496	$—	$—	$—	$—	$496
Rental	20	—	—	—	—	20
VO management	39	—	—	(1)	—	38
VO sales and financing	7	—	—	—	—	7
Total	$562	$—	$—	$(1)	$—	$561

Other Intangible Assets

The balance of other intangible assets, net as of September 30, 2016 and December 31, 2015 is as follows (in millions):

	September 30,	December 31,
	2016	2015
Intangible assets with indefinite lives	$117	$127
Intangible assets with definite lives, net	349	123
Total intangible assets, net	$466	$250

The $10 million change in our indefinite-lived intangible assets during the nine months ended September 30, 2016 reflects the associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

At September 30, 2016 and December 31, 2015, intangible assets with indefinite lives relate to the following (in millions):

	September 30,	December 31,
	2016	2015
Resort management contracts	$73	$83
Trade names and trademarks	44	44
Total	$117	$127

At September 30, 2016, intangible assets with definite lives relate to the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$258	$(134)	$124
Purchase agreements	76	(76)	—
Resort management contracts	277	(55)	222
Technology	25	(25)	—
Other	23	(20)	3
Total	$659	$(310)	$349

At December 31, 2015, intangible assets with definite lives relate to the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$168	$(132)	$36
Purchase agreements	76	(76)	—
Resort management contracts	129	(46)	83
Technology	25	(25)	—
Other	22	(18)	4
Total	$420	$(297)	$123

In accordance with our policy on the recoverability of long-lived assets, we review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (asset group) may be impaired. For the nine months ended September 30, 2016 and the year ended December 31, 2015, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test was not warranted.

Amortization of intangible assets with definite lives is primarily computed on a straight-line basis. Total amortization expense for intangible assets with definite lives was $6 million and $4 million for the three months ended September 30, 2016 and 2015, respectively, and $14 million and $10 million for the nine months ended September 30, 2016 and 2015, respectively. Based on September 30, 2016 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in millions):

Twelve month period ending September 30,
2017	$22
2018	20
2019	20
2020	20
2021	19
2022 and thereafter	248
$349

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

The following table shows assets which are collateral for the related obligations of the variable interest entities, included in our consolidated balance sheets (in millions):

Vacation Ownership Notes Receivable Securitization (1)
September 30,
2016
Assets
Restricted cash	$35
Interest receivable	3
Vacation ownership mortgages receivable, net	467
Total	$505

Liabilities
Interest payable	$1
Securitized debt	467
Total	$468

(1)	The creditors of these entities do not have general recourse to us.

Upon transfer of vacation ownership mortgage receivable, net to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in our restricted cash. Our interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts' debt. Unless we exceed certain triggers related to default levels and collateralization of the securitized pool, we are contractually entitled to receive the excess cash flows (spread between the collections on the mortgages and payment of third party obligations and debt service on the trusts’ debt defined in the securitization agreements) from the VIEs. Such activity totaled $8 million since our May 11, 2016 acquisition of Vistana through September 30, 2016. The net cash flows generated by the VIEs are used to repay our securitized debt from VIEs and, excluding any restricted cash balances, are reflected in the operating activities section of our combined statements of cash flows. The repayment of our securitized debt from VIEs is reflected in the financing activities section of our combined statements of cash flows. Refer to Note 13 of these condensed consolidated financial statements for additional discussion on our securitized debt from VIEs.

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the general components of accrued expenses and other current liabilities (in millions):

	September 30,	December 31,
	2016	2015
General accrued expenses	$70	$18
Accrued other taxes	15	5
Customer deposits	68	13
Accrued membership related	26	20
Accrued construction costs	37	—
Accrued expenses and other current liabilities	$216	$56

NOTE 12—DEFERRED REVENUE

The following table summarized the general components of deferred revenue (in millions):

	September 30,	December 31,
	2016	2015
	(in millions)
Deferred membership-related revenue	$174	$169
Deferred sales of vacation ownership products	45	—
Other	6	4
Total	$225	$173

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

NOTE 13—SECURITIZED VACATION OWNERSHIP DEBT

As discussed in Note 10, the VIEs associated with the securitization of our VOI mortgages receivable acquired in connection with the Vistana acquisition are consolidated in our financial statements. Securitized vacation ownership debt consisted of the following (in millions):

September 30,
2016
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2025	$48
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	49
2016 securitization, interest rates ranging from 2.54% to 2.74%, maturing 2024	375
Unamortized debt issuance costs (2016 securitization)	(5)
Total securitized vacation ownership debt, net of debt issuance costs	$467

On September 20, 2016, we completed a term securitization transaction involving the issuance of $375 million of asset-backed notes. An indirect wholly-owned subsidiary of Vistana issued $346 million of Class A notes and $29 million of Class B notes. The notes are backed by vacation ownership loans and have coupons of 2.54% and 2.74%, respectively, for an overall weighted average coupon of 2.56%. The advance rate for this transaction was 96.5%.

Of the $375 million in proceeds from the transaction, $19 million is being held in escrow until the associated VIE purchases up to $19 million of additional loans by March 15, 2017 with any unused cash returned to the investors. Approximately $33 million was used to repay the outstanding balance on Vistana’s 2010 securitization and the remainder was used to pay transaction expenses, fund required reserves, pay down a portion of the borrowings outstanding under our $600 million revolving credit facility and for general corporate purposes.

During the three and nine months ended September 30, 2016, interest expense associated with securitized vacation ownership debt totaled $1 million in both periods, and is reflected within consumer financing expenses in our consolidated statements of income. The securitized debt is non-recourse with no contractual minimum repayment amounts throughout its term. The amount of each principal payment is contingent on the cash flows from the underlying vacation ownership notes in a given period. Refer to Note 5—Vacation Ownership Mortgages Receivable for the stated

maturities of our securitized vacation ownership notes receivable, which provide an indication of the potential repayment pattern before the impact of any prepayments or defaults.

As of September 30, 2016, total unamortized debt issuance costs pertaining to the 2016 securitization were $5 million, which is presented as a reduction of securitized debt from VIEs in the accompanying condensed consolidated balance sheet. Unamortized debt issuance costs pertaining to our securitized debt are amortized to interest expense using the effective interest method through the estimated life of the respective debt instruments.

NOTE 14—LONG-TERM DEBT

Long‑term debt is as follows (in millions):

	September 30,	December 31,
	2016	2015
Revolving credit facility (interest rate of 2.28% at September 30, 2016 and 2.68% at December 31, 2015)	$75	$75
5.625% senior notes	350	350
Unamortized debt issuance costs (revolving credit facility)	(4)	(3)
Unamortized debt issuance costs (senior notes)	(6)	(6)
Total long-term debt, net of debt issuance costs	$415	$416

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

As of September 30, 2016, there was $75 million outstanding. Any principal amounts outstanding under the revolving credit facility are due at maturity. As of September 30, 2016, the interest rate on the Amended Credit Agreement is based on (at our election) either LIBOR plus a predetermined margin that ranged from 1.25% to 2.5%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranged from 0.25% to 1.5%, in each case based on our consolidated total leverage ratio. As of September 30, 2016, the applicable margin was 2.00% per annum for LIBOR revolving loans and 1.00% per annum for Base Rate loans. As of September 30, 2016, the

Amended Credit Agreement has a commitment fee on undrawn amounts that ranged from 0.25% to 0.40% per annum based on our leverage ratio and as of September 30, 2016 the commitment fee was 0.275%.

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

Senior Notes

On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting offering related expenses, were $343 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. In June 2016, we completed an exchange offer to exchange these unregistered notes with registered notes that otherwise have the same terms. As of September 30, 2016, total unamortized debt issuance costs relating to these senior notes were $6 million, which are presented as a direct deduction from the principal amount. Interest on the senior notes is paid semi-annually in arrears on April 15 and October 15 of each year and the senior notes are fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries that are required to guarantee the Amended Credit Facility. Additionally, the voting stock of the issuer and the subsidiary guarantors is 100% owned by ILG. The senior notes are redeemable from April 15, 2018 at a redemption price starting at 104.219% which declines over time.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We are in compliance with this covenant as of September 30, 2016. In addition, the Amended Credit Agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. We are also required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of September 30, 2016, the maximum consolidated secured leverage ratio was 3.25x and the minimum consolidated interest coverage ratio was 3.0x. As of September 30, 2016, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated secured leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 0.24 and 13.15, respectively.

Interest Expense and Debt Issuance Costs

Interest expense for the three months ended September 30, 2016 and 2015 was $6 million and $6 million respectively, and for the nine months ended September 30, 2016 and 2015 was $18 million and $15 million, respectively. Interest expense for these periods is net of negligible capitalized interest relating to internally-developed software.

As of September 30, 2016, total unamortized debt issuance costs were $10 million, net of $5 million of accumulated amortization, incurred in connection with the issuance and various amendments to our Amended Credit Agreement, the issuance of our senior notes in April 2015 and the exchange for registered notes in June 2016. As of December 31, 2015, total unamortized debt issuance costs were $9 million, net of $4 million of accumulated amortization. Unamortized debt issuance costs are presented as a reduction of long-term debt in the accompanying condensed consolidated balance sheets, pursuant to ASC 2015-03. Unamortized debt issuance costs are amortized to interest expense through the maturity date of our respective debt instruments using the effective interest method for those costs related to our senior notes, and on a straight-line basis for costs related to our Amended Credit Agreement.

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

Fair Value of Financial Instruments

The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the nine months ended September 30, 2016. Our financial instruments are detailed in the following table.

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Cash and cash equivalents	$158	$158	$93	$93
Restricted cash and cash equivalents	106	106	17	17
Financing receivables	19	19	16	16
Vacation ownership mortgages receivable	736	749	32	34
Investments in marketable securities	14	14	11	11
Securitized debt	467	473	—	—
Revolving credit facility(1)	(71)	(75)	(72)	(75)
Senior notes(1)	(344)	(363)	(344)	(348)

(1)

As of September 30, 2016, the carrying value of our revolving credit facility and senior notes include $4 million and $6 million of debt issuance costs, respectively, which are presented as a direct reduction of the corresponding liability.

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

The financing receivables as of September 30, 2016 are presented in our consolidated balance sheet within other non‑current assets and principally pertains to a convertible secured loan to CLC that matures October of 2019 with interest payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion. The carrying value of this financing receivable approximates fair value through inputs inherent to the originating value of this loan, such as interest rates and ongoing credit risk accounted for through non‑recurring adjustments for estimated credit losses as necessary (Level 2). The stated interest rate on this loan is comparable to market. Interest is recognized within our “Interest income” line item in our condensed consolidated statement of income for the three and nine months ended September 30, 2016.

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

Investments in marketable securities consist of marketable securities (mutual funds) related to deferred compensation plans which are funded in a Rabbi trust as of September 30, 2016 and classified as other noncurrent assets in the accompanying condensed consolidated balance sheets. This deferred compensation plan was created in connection with the HVO acquisition and funded following both the HVO and Vistana acquisitions. Participants in the deferred compensation plan unilaterally determine how their compensation deferrals are invested within the confines of the Rabbi trust which holds the marketable securities. Consequently, management has designated these marketable securities as trading investments, as allowed by applicable accounting guidance, even though there is no intent by ILG to actively buy or sell securities with the objective of generating profits on short‑term differences in market prices. These marketable securities are recorded at a fair value of $14 million as of September 30, 2016 based on quoted market prices in active markets for identical assets (Level 1). Minimal unrealized trading gains for the three months and nine months ended September 30, 2016 were recorded, with an accompanying offsetting adjustment to employee compensation expense, and are each included within general and administrative expenses in the accompanying condensed consolidated statement of income. See Note 17 for further discussion in regards to this deferred compensation plan.

Our non-public, securitized debt fair value is determined based upon discounted cash flows for the debt using Level 3 inputs such as rates deemed reasonable for the type of debt, prevailing market conditions and the length of maturity for the debt.

Borrowings under our senior notes (issued April 2015) and revolving credit facility are carried at historical cost and adjusted for principal payments. The fair value of our senior notes was estimated at September 30, 2016 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our senior notes (Level 2). The carrying value of the outstanding balance under our revolving credit facility, exclusive of debt issuance costs, approximates fair value as of September 30, 2016 and December 31, 2015 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

NOTE 16—EQUITY

ILG has 300 million authorized shares of common stock, par value of $0.01 per share. At September 30, 2016, there were 133.5 million shares of ILG common stock issued, of which 124.7 million are outstanding with 8.8 million shares held as treasury stock. At December 31, 2015, there were 59.9 million shares of ILG common stock issued, of which 57.5 million were outstanding with 2.4 million shares held as treasury stock.

ILG has 25 million authorized shares of preferred stock, par value of $0.01 per share, none of which are issued or outstanding as of September 30, 2016 and December 31, 2015. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

In connection with the acquisition of Vistana in May 2016, we issued 72.4 million shares of ILG common stock to the holders who received Vistana common stock in the spin-off from its former parent.

Dividend Declared

In February, May and August of 2016, our Board of Directors declared a quarterly dividend payment of $0.12 per share paid in March, June and September of 2016, respectively, amounting to $7 million, $16 million, and $15 million, respectively.

In November 2016, our Board of Directors declared a $0.12 per share dividend payable December 20, 2016 to shareholders of record on December 6, 2016.

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

Share Repurchase Program

In May 2016, our Board of Directors increased the then remaining share repurchase authorization to a total of $100 million. During the nine months ended September 30, 2016, we repurchased 6.4 million shares of common stock for $100 million, including commissions. As of September 30, 2016, there was no remaining availability for future repurchases of our common stock under this authorization. Acquired shares of our common stock are held as treasury shares carried at cost on our condensed consolidated financial statements.

In November 2016, the Board authorized repurchases of up to $50 million of ILG common stock. Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

Accumulated Other Comprehensive Loss

Entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the three months and nine months ended September 30, 2016, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments, as disclosed in our accompanying condensed consolidated statements of comprehensive income.

Noncontrolling Interests

Noncontrolling Interest—VRI Europe

In connection with the VRI Europe transaction on November 4, 2013, CLC was issued a noncontrolling interest in VRI Europe representing 24.5% of the business, which was determined based on the purchase price paid by ILG for its 75.5% ownership interest as of the acquisition date. As of September 30, 2016 and December 31, 2015, this noncontrolling interest amounts to $27 million and $31 million, respectively, and is presented on our condensed consolidated balance sheets as a component of equity. The change from December 31, 2015 to September 30, 2016 relates to the recognition of the noncontrolling interest holder’s proportional share of VRI Europe’s earnings, as well as the translation effect on the foreign currency based amount.

The parties have agreed not to transfer their interests in VRI Europe or CLC’s related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG’s VRI Europe shares in connection with a sale of the entire CLC resort business subject to achieving minimum returns and a preemptive right by ILG. As of September 30, 2016, there have been no changes in ILG’s ownership interest in VRI Europe.

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

Noncontrolling Interest—Hyatt Vacation Ownership

In connection with the HVO acquisition on October 1, 2014, ILG assumed a noncontrolling interest in a joint venture entity, which we fully consolidate, formed for the purpose of developing and selling VOIs. The fair value of the noncontrolling interest at acquisition was determined based on the noncontrolling party’s ownership interest applied against the fair value allocated to the respective joint venture entity. As of September 30, 2016 and December 31, 2015, this noncontrolling interest amounted to $1 million and $2 million, respectively, and is presented on our condensed consolidated balance sheets as a component of equity.

NOTE 17—BENEFIT PLANS

Under a retirement savings plan sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre‑tax earnings, but not more than statutory limits. ILG provides a discretionary match under the ILG plan of fifty cents for each dollar a participant contributed into the plan with a maximum contribution of 3% of a participant’s eligible earnings, with Vistana employees also receiving a 100% match for the first 1% of the participant’s eligible earnings, subject to Internal Revenue Service (“IRS”) restrictions. Net matching contributions for the ILG plan were $2 million and $1 million for the three months ended September 30, 2016 and 2015, respectively and $4 million and $2 million for the nine months ended September 30, 2016 and 2015, respectively. Matching contributions were invested in the same manner as each participant’s voluntary contributions in the investment options provided under the plan.

Effective August 20, 2008, a deferred compensation plan (the “Director Plan”) was established to provide non‑employee directors of ILG an option to defer director fees on a tax‑deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 59,124 share units were outstanding at September 30, 2016. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

Effective October 1, 2014, a non-qualified deferred compensation plan (the “DCP”) was established to allow eligible employees of ILG an option to defer compensation on a tax-deferred basis. The initial establishment of the DCP was intended to receive a transfer of deferred compensation liabilities in connection with the acquisition of HVO and, the DCP was amended in 2016 in connection with the receipt of a transfer of deferred compensation plan liabilities and assets in connection with the acquisition of Vistana. Participants in the DCP currently include only certain HVO and Vistana employees that participated in similar plans prior to the acquisitions by ILG of HVO and Vistana, respectively. These participants make an election prior to the first of each year to defer an amount of compensation payable for services to be rendered beginning in the next calendar year, and also select when such deferred amounts will be distributed in the future. Participants are fully vested in all amounts held in their individual accounts. Participants have only an unsecured claim against ILG for the future payment of the deferred amounts, although payment is indirectly secured through a fully funded Rabbi trust. The Rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi trust are not available for general corporate purposes. Amounts in the Rabbi trust are invested in mutual funds, as selected by participants, which are designated as trading securities and carried at fair value. Subsequent to the acquisitions of HVO and Vistana, there were net transfers of $11 million and $2 million, respectively, into the Rabbi trust, related to participants that became ILG employees in connection with the respective acquisitions. As of September 30, 2016, the fair value of the investments in the Rabbi trust was $14 million which is recorded in other non-current assets with the corresponding deferred compensation liability recorded in other long-term liabilities in the condensed consolidated balance sheet. We recorded unrealized gains of $1 million, for each of the three and nine month periods ended September 30, 2016, to general and administrative expense related to the investment gains, and a charge to compensation expense also within general and administrative expense related to the increase in deferred compensation liabilities to reflect the DCP liability.

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

Under the ILG 2013 Stock and Incentive Compensation Plan, the maximum aggregate number of shares of common stock reserved for issuance as of adoption is 4.1 million shares, less one share for every share granted under any prior plan after December 31, 2012. In August 2016, the 2013 Stock and Incentive Compensation Plan was amended to increase the plan balance by 4.0 million shares. As of September 30, 2016, 4.0 million shares were available for future issuance under the 2013 Stock and Incentive Compensation Plan.

During the first nine months of 2016 and 2015, the Compensation Committee granted 862,000 and 423,000 RSUs, respectively, vesting over one to four years, to certain officers, board of directors and employees of ILG and its subsidiaries. Of these RSUs granted in 2016 and 2015, approximately 142,000 and 105,000, respectively, cliff vest in three years and approximately 105,000 and 54,000, respectively, are subject to performance criteria that could result between 0% and 200% of these awards being earned either based on defined adjusted EBITDA or relative total shareholder return targets over the respective performance period, as specified in the award document.

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

Additionally, on May 11, 2016, in connection with the acquisition of Vistana, all of the unvested equity grants held by Vistana’s employees under Starwood plans were converted to grants under the ILG 2013 Stock and Incentive Plan based on a conversion factor using relative stock prices at closing. A total of 713,000 shares of restricted stock and 11,000 RSUs were issued in this conversion with a fair value of $10 million, of which $2 million and $8 million were attributed to pre-acquisition and post-acquisition services, respectively. The converted awards generally have the same terms and conditions as the original Starwood awards and vest through the first quarter of 2019.

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

Non‑cash compensation expense related to RSUs and restricted stock for the three months ended September 30, 2016 and 2015 was $5 million and $3 million, respectively and $13 million and $10 million for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, there was approximately $30 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs and restricted stock, which is currently expected to be recognized over a weighted average period of approximately 2 years.

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

Non‑cash stock‑based compensation expense related to equity awards is included in the following line items in the accompanying condensed consolidated statements of income for the three months ended September 30, 2016 and 2015 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of sales	$1	$—	$1	$1
Selling and marketing expense	—	—	1	1
General and administrative expense	4	3	11	8
Non-cash compensation expense	$5	$3	$13	$10

The following table summarizes RSU activity during the nine months ended September 30, 2016:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(In millions)
Non-vested RSUs at January 1, 2016	2	$22.98
Granted	2	13.34
Vested	(1)	20.58
Non-vested RSUs at September 30, 2016	3	$16.76

NOTE 19—INCOME TAXES

ILG calculates its interim income tax provision in accordance with ASC 740, “Income Taxes.” At the end of each interim period, ILG makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year‑to‑date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or the liabilities for uncertain tax positions is recognized in the interim period in which the change occurs.

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or ILG’s tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax expense in the quarter in which the change occurs.

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

For the three and nine months ended September 30, 2016, ILG recorded an income tax benefit and provision for continuing operations of $2 million and $46 million, respectively, which represent effective tax rates of (7.4)% and  16.3% for the respective periods. The negative effective tax rate for the quarter was a result of recognizing an income tax benefit in an interim period with pre-tax income. This income tax benefit is a result of a decrease in the estimated annual effective tax rate and the effect of this change on prior quarters. The decrease in the estimated annual effective tax rate from the prior quarter was primarily due to a change in the projected proportion of income earned and taxed in various jurisdictions and the projected utilization of certain income tax credits that were previously not expected to be realized. For the nine months ended September 30, 2016, the tax rate was lower than the federal statutory rate of 35% due principally to the nontaxable gain on bargain purchase recorded during the period in connection with the acquisition of Vistana and included in the computation of the annual expected effective tax rate as a non-discrete permanent item. This gain on bargain purchase is not subject to income taxation.

For the three and nine months ended September 30, 2015, ILG recorded income tax provisions for continuing operations of $11 million and $35 million, respectively, which represent effective tax rates of 35.3% and 35.8% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

As of September 30, 2016, there were no material changes to ILG’s unrecognized tax benefits and related interest. In connection with the acquisition of Vistana, Starwood and ILG entered into a Tax Matters Agreement, discussed further below. Under the Tax Matters Agreement, Starwood indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-close period. Accordingly, any unrecognized tax benefits for Vistana related to the pre-close period that are the obligation of its former parent have not been recorded. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense.

ILG files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. As of September 30, 2016, no open tax years are currently under examination by the IRS. During the second quarter, ILG was notified by the State of Florida that the consolidated state tax return for all open tax years will be examined. As of the end of the current quarter, in Florida our tax years ended December 31, 2013 through December 31, 2015 are open. No other tax years are currently under examination in any material state and local jurisdictions. Vistana, by virtue of previously filed consolidated tax returns with Starwood, is under audit by the IRS for several pre-close periods. Vistana is also under audit in Mexico for the tax year ended December 31, 2012. Under the Tax Matters Agreement, Starwood indemnifies ILG for all income tax liabilities and related interest and penalties for the pre-close period.

On September 15, 2016, the U.K. Finance Act 2016 was enacted, which among other changes, further reduced the U.K. corporate income tax rate to 17% effective April 1, 2020. The impact of this further rate reduction was recorded in the current reporting period and was not significant. This reduced our U.K. net deferred tax liability and decreased income tax expense, favorably impacting our effective tax rate. Going forward, the lower U.K. corporate tax rate will continue to decrease income tax expense and favorably impact our effective tax rate.

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

Information on reportable segments and reconciliation to consolidated operating income is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Exchange and Rental:
Transaction revenue	$47	$47	$155	$151
Membership fee revenue	35	31	99	94
Ancillary member revenue	1	2	4	5
Total member revenue	83	80	258	250
Club rental revenue	24	2	42	7
Other revenue	6	5	18	18
Rental management revenue	13	14	36	39
Cost reimbursement revenue	25	24	71	71
Total revenue	151	125	425	385
Cost of service and membership related sales	19	16	51	51
Cost of sales of rental and ancillary services	20	7	51	25
Cost reimbursements	25	24	71	71
Total cost of sales	64	47	173	147
Royalty fee expense	—	1	1	1
Selling and marketing expense	13	14	42	45
General and administrative expense	30	27	87	79
Amortization expense of intangibles	3	2	8	6
Depreciation expense	5	4	14	12
Segment operating income	$36	$30	$100	$95

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Vacation Ownership:
Resort operations revenue	$53	$5	$86	$12
Management fee revenue	32	22	81	67
Sales of vacation ownership products, net	96	7	154	21
Consumer financing revenue	23	1	37	4
Cost reimbursement revenue	63	14	118	43
Total revenue	267	49	476	147
Cost of service and membership related	11	10	31	26
Cost of sales of vacation ownership products	31	1	56	13
Cost of rental and ancillary services	47	2	72	6
Cost of consumer financing	4	—	7	—
Cost reimbursements	63	14	118	43
Total cost of sales	156	27	284	88
Royalty fee expense	9	—	15	2
Selling and marketing expense	53	4	83	10
General and administrative expense	26	13	61	32
Amortization expense of intangibles	3	2	6	4
Depreciation expense	9	—	14	1
Segment operating income	$11	$3	$13	$10

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Consolidated:
Revenue	$418	$174	$901	$532
Cost of sales	220	74	457	235
Operating expenses	151	67	331	192
Operating income	$47	$33	$113	$105

Selected financial information by reporting segment is presented below (in millions).

	September 30,	December 31,
	2016	2015
Total Assets:
Exchange and Rental	$1,004	$905
Vacation Ownership	2,228	374
Total	$3,232	$1,279

Geographic Information

We conduct operations through offices in the U.S. and 14 other countries. For the nine months ended September 30, 2016 and 2015 revenue is sourced from over 100 countries worldwide. Other than the United States and Europe, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the three and nine months ended September 30, 2016 and 2015.

Geographic information on revenue, based on sourcing, and long‑lived assets, based on physical location, is presented in the table below (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
United States	$354	$145	$760	$441
Europe	16	16	50	51
All other countries(1)	48	13	91	40
Total	$418	$174	$901	$532

(1)	Includes countries within the following continents: Africa, Asia, Australia, North America and South America.

	September 30,	December 31,
	2016	2015
Long-lived assets (excluding goodwill and intangible assets):
United States	$460	$87
Mexico	104	—
Europe	4	4
Total	$568	$91

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

Purchase Obligations and Other Commitments

Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. At September 30, 2016, guarantees, surety bonds and letters of credit totaled $101 million, with the highest annual amount of $71 million occurring in year one. The total includes a guarantee by us of up to $37 million of the construction loan for the Maui project. This amount represents the maximum exposure under guarantee related to this construction loan from a legal perspective; however, our reasonable expectation of our exposure under this guarantee based on the agreements among guarantors is proportionally reduced by our ownership percentage in the Maui project to $6 million as of September 30, 2016. Additionally, the total also includes maximum exposure under guarantees of $35 million primarily relating to our vacation rental business’s hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the rental management activities that are entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other party.

In addition, certain of our rental management agreements provide that owners receive specified percentages of the rental revenue generated under its management or in limited instances, guaranteed dollar amounts. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of September 30, 2016, future amounts are not expected to be significant either individually or in the aggregate.

Our operating and purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which we are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of September 30, 2016, amounts pending reimbursements are not significant.

Letters of Credit

Additionally, as of September 30, 2016, our letters of credit totaled $11 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts required to be held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

Vacation Ownership Development Commitments

With respect to vacation ownership projects under development, we estimate the cost associated with completing the phases of our vacation ownership projects currently in presales and accounted for under the percentage of completion method is approximately $39 million at September 30, 2016.  This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed in 2016 and 2017.

NOTE 22— SUPPLEMENTAL GUARANTOR INFORMATION

The senior notes are guaranteed by ILG and certain other subsidiaries for which 100% of the voting securities are owned directly or indirectly by ILG (collectively, the “Guarantor Subsidiaries”). These guarantees are full and unconditional and joint and several. The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions. The indenture governing the senior notes contains covenants that, among other things, limit the ability of Interval Acquisition Corp. (the “Issuer”) and the Guarantor Subsidiaries to pay dividends to us or make distributions, loans or advances to us.

The following tables present condensed consolidating financial information as of September 30, 2016 and December 31, 2015 and for the three and/or nine months ended September 30, 2016 and 2015 for ILG on a stand‑alone basis, the Issuer on a stand‑alone basis, the combined Guarantor Subsidiaries of ILG (collectively, the “Guarantor Subsidiaries”), the combined non-guarantor subsidiaries of ILG (collectively, the “Non-Guarantor Subsidiaries”) and ILG on a consolidated basis (in millions).

Balance Sheet as of September 30, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$2	$1	$560	$291	$-	$854
Property and equipment, net	-	-	409	159	-	568
Goodwill and intangible assets, net	-	267	656	102	-	1,025
Investments in subsidiaries	604	1,295	388	-	(2,287)	-
Other assets	-	-	307	478	-	785
Total assets	$606	$1,563	$2,320	$1,030	$(2,287)	$3,232

Current liabilities	$2	$9	$426	$186	$-	$623
Other long-term liabilities	-	-	233	29	-	262
Long term debt	-	415	(12)	356	-	759
Intercompany liabilities (receivables) / equity	(954)	535	375	44	-	-
Redeemable noncontrolling interest	-	-	1	-	-	1
ILG stockholders' equity	1,558	604	1,295	388	(2,287)	1,558
Noncontrolling interests	-	-	2	27	-	29
Total liabilities and equity	$606	$1,563	$2,320	$1,030	$(2,287)	$3,232

Balance Sheet as of December 31, 2015	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$1	$-	$148	$109	$-	$258
Property and equipment, net	-	-	65	26	-	91
Goodwill and intangible assets, net	-	268	427	116	-	811
Investments in subsidiaries	539	1,321	136	-	(1,996)	-
Other assets	-	-	103	16	-	119
Total assets	$540	$1,589	$879	$267	$(1,996)	$1,279

Current liabilities	$1	$5	$175	$31	$-	$212
Other long-term liabilities	-	-	163	22	-	185
Long term debt	-	416	(8)	8	-	416
Intercompany liabilities (receivables) / equity	107	629	(775)	39	-	-
Redeemable noncontrolling interest	-	-	1	-	-	1
ILG stockholders' equity	432	539	1,321	136	(1,996)	432
Noncontrolling interests	-	-	2	31	-	33
Total liabilities and equity	$540	$1,589	$879	$267	$(1,996)	$1,279

Statement of Income for the Three Months Ended September 30, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$350	$68	$-	$418
Operating expenses	(2)	-	(310)	(59)	-	(371)
Interest (expense) income, net	-	(7)	2	(1)	-	(6)
Other income (expense), net	26	42	4	(4)	(81)	(13)
Income tax (provision) benefit	8	-	(6)	-	-	2
Equity in earnings from unconsolidated entities	-	-	2	-	-	2
Net income	32	35	42	4	(81)	32
Net loss (income) attributable to noncontrolling interests	-	-	-	-	-	-
Net income attributable to common stockholders	$32	$35	$42	$4	$(81)	$32

Statement of Income for the Three Months Ended September 30, 2015	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Total Eliminations	ILG Consolidated
Revenue	$-	$-	$148	$26	$		$174
Operating expenses	(1)	-	(117)	(23)			(141)
Interest (expense) income, net	-	(6)	-	-			(6)
Other income, net (1)	20	23	3	4		(47)	3
Income tax (provision) benefit	-	3	(11)	(3)			(11)
Equity in earnings from unconsolidated entities	-	-	1	-			1
Net income	19	20	24	4		(47)	20
Net loss (income) attributable to noncontrolling interests	-	-	-	(1)		-	(1)
Net income attributable to common stockholders	$19	$20	$24	$3		$(47)	$19

Statement of Income for the Nine Months Ended September 30, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$762	$139	$-	$901
Operating expenses	(4)	-	(669)	(115)	-	(788)
Interest (expense) income, net	-	(20)	4	(1)	-	(17)
Other income, net (1)	271	100	15	(2)	(198)	186
Income tax (provision) benefit	(29)	3	(17)	(3)	-	(46)
Equity in earnings from unconsolidated entities	-	-	4	-	-	4
Net income	238	83	99	18	(198)	240
Net loss (income) attributable to noncontrolling interests	-	-	1	(3)	-	(2)
Net income attributable to common stockholders	$238	$83	$100	$15	$(198)	$238

Statement of Income for the Nine Months Ended September 30, 2015	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$452	$80	$-	$532
Operating expenses	(3)	-	(359)	(65)	-	(427)
Interest (expense) income, net	-	(15)	1	-	-	(14)
Other income, net (1)	63	72	10	3	(145)	3
Income tax (provision) benefit	1	6	(35)	(7)	-	(35)
Equity in earnings from unconsolidated entities	-	-	4	-	-	4
Net income	61	63	73	11	(145)	63
Net income (loss) attributable to noncontrolling interests	-	-	-	(2)	-	(2)
Net income attributable to common stockholders	$61	$63	$73	$9	$(145)	$61

(1)	Includes equity in net income of wholly-owned subsidiaries.

Statement of Cash Flows for the Nine Months Ended September 30, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(33)	$(11)	$470	$(352)	$74
Cash flows used in investing activities	1,221	-	(1,350)	1	(128)
Cash flows provided by (used in) financing activities	(1,188)	11	920	378	121
Effect of exchange rate changes on cash and cash equivalents	-	-	-	(2)	(2)
Cash and cash equivalents at beginning of period	-	-	14	79	93
Cash and cash equivalents at end of period	$-	$-	$54	$104	$158

Statement of Cash Flows for the Nine Months Ended September 30, 2015	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(2)	$1	$115	$21	$135
Cash flows used in investing activities	-	-	(13)	(1)	(14)
Cash flows provided by (used in) financing activities	2	(1)	(95)	(2)	(96)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	(5)	(5)
Cash and cash equivalents at beginning of period	-	-	17	64	81
Cash and cash equivalents at end of period	$-	$-	$24	$77	$101

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

GENERAL

The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three and nine months ended September 30, 2016. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this report as well as our 2015 Annual Report on Form 10‑K, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This discussion includes the following sections:

•	Management Overview

•	Results of Operations

•	Financial Position, Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	ILG’s Principles of Financial Reporting

•	Reconciliations of Non‑GAAP Measures

MANAGEMENT OVERVIEW

Organization

We operate in two segments: Exchange and Rental, and Vacation Ownership (VO). The Exchange and Rental operating segment consists of Interval, Vistana Signature Network, Hyatt Residence Club, the TPI operated exchange business, and Aqua-Aston. The Vacation Ownership operating segment consists of the VOI sales and financing businesses of Vistana and HVO as well as the management related business lines of Vistana, HVO, VRI, TPI and VRI Europe.

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

Exchange & Rental Services

Our Exchange and Rental segment offers owners, members and guests access to world-class destinations and an array of benefits and services. These are provided through vacation exchange within the Interval International network (the “Interval Network”), the Vistana Signature Network, the Hyatt Residence Club and TPI as well as vacation rentals through these businesses and Aqua-Aston.

Interval, which operates the Interval Network, has been a leader in the vacation exchange services industry since its founding in 1976. As of September 30, 2016, this quality global vacation ownership membership exchange network included Vistana Signature Network and Hyatt Residence Club resorts and owners among its large and diversified base of participating resorts consisting of approximately 3,000 resorts located in over 80 countries and approximately 1.8 million members.

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

All of these businesses earn revenue from rentals of inventory not being used for exchange and, in the case of Interval, additional third party accommodations utilized for Getaways. Vistana Signature Network and Hyatt Residence Club rentals are transacted mainly to monetize inventory to provide exchanges through hotel loyalty programs. In addition, Interval offers sales, marketing and operational support, consulting and back-office services, including reservation servicing, to certain resort developers participating in the Interval Network, upon their request and for additional consideration.

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

Vistana and HVO sell, market, finance, develop and, in the case of HVO, license, the brand for vacation ownership products. Each purchaser is automatically enrolled in either the Vistana Signature Network or the Hyatt Residence Club as well as the Interval Network. Sales of VOIs may be made in exchange for cash or we may provide financing to qualified customers. These loans generally bear interest at a fixed rate, have a term of up to 15 years and require a minimum 10% down payment. The typical financing agreement provides for monthly payments of principal and interest, with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable, which is generally ten years. Our financing propensity for the three and nine months ended September 30, 2016 was approximately 75%. Historical default rates, which represent the trailing twelve months of defaults as a percentage of each period’s beginning gross vacation ownership notes receivable balance, was 4.0% as of September 30, 2016 and 3.5% as of December 31, 2015. The 3.5% historical default rate for the year-ended December 31, 2015 pertains solely to HVO loans.

We capitalize direct costs attributable to the sale of VOIs until the sales are recognized. All such capitalized costs are included in prepaid expenses and other current assets in the consolidated balance sheets. If a contract is cancelled, we charge the unrecoverable direct selling costs to expense. Indirect sales and marketing costs are expensed as incurred.

In addition, HVO receives fees for sales and marketing, brand licensing and other services provided to properties where the developer is not controlled by us. We have exclusive global master license agreements with Starwood Hotels & Resorts Worldwide, Inc, for use of the Westin® and Sheraton®  brands in vacation ownership and with Hyatt Hotels Corporation for the use of the Hyatt®  brand in vacation ownership. Marketing efforts for the management services of TPI, VRI and VRI Europe are focused on homeowners’ associations of vacation ownership resorts. VRI Europe has an agreement with CLC World Resorts to source additional management opportunities, while Vistana and HVO focus their management services on their respective branded resorts and associations.

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

International Revenue

International revenue increased in the three and nine months ended September 30, 2016 by 118% and 55%, respectively, compared to the same periods in 2015 principally due to including Vistana and its Mexican operations. As a percentage of our total revenue, international revenue decreased in the three and nine months ended September 30, 2016 to 16%, each period, respectively, from 17% in each of the same periods in 2015.

Other Factors Affecting Results

On May 11, 2016, we acquired the vacation ownership business of Starwood Hotels & Resorts Worldwide, or Starwood, known as Vistana. The results of operations of this business are included in our consolidated results following the acquisition date within both our Exchange and Rental, and Vacation Ownership segments. Consequently, this acquisition will affect the year-over-year comparability of our results of operations for the year ended December 31, 2016, including respective interim periods. In September 2016, Starwood was acquired by Marriott International, Inc.

Exchange & Rental

Since the 2008 recession, the vacation exchange business has evolved with the growth of developer proprietary exchange networks, such as the Marriott Destination Club, THE Club by Diamond Resorts, the Hilton Grand Vacation Club, the Vistana Signature Network and the Hyatt Residence Club. The external exchange networks, such as the Interval Network, still provide a larger array of choices for members of the proprietary networks. However, with the consolidation among developers over the last several years, external exchange networks have been challenged to grow as a smaller number of developers has focused a higher percentage of their sales than historically, on existing owners instead of new buyers. During this period, ILG has broadened its exchange platform to include both external exchange networks and proprietary developer networks.

Our 2016 results continue to be negatively affected by a shift in the percentage mix of the Interval Network membership base from traditional and direct renewal members to corporate members. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate; however, these members tend to have a lower propensity to transact with us as corporate developers often operate their own proprietary exchange programs. Membership mix as of September 30, 2016 included 57% traditional and 43% corporate members, compared to 58% and 42%, respectively, as of September 30, 2015.

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

In addition, changes to prevailing interest rates may affect our financing results to the extent we adjust the interest rate we charge or pay a higher rate for receivables financing transactions or other debt. The rentals in this segment are sourced from developer-owned inventory as well as revenue from the hotels included in the Vistana and HVO businesses. These operations are sensitive to the same factors as the club rentals described above.

Outlook

We expect additional consolidation within the vacation ownership industry leading to increased competition in our businesses. This leads to challenges for our external exchange business that relies on new buyers for additional members. Through the growth of our proprietary clubs, we plan to increase wallet-share and generate new members.

Our vacation ownership sales and financing businesses are positioned to grow through development of additional phases at existing resorts, converting properties to vacation ownership, adding resorts in attractive markets and expanding our sales distribution capabilities. The four new sales galleries that opened in the fourth quarter of 2015 are still in the process of ramping up to full sales volume. Three additional sales centers are scheduled to open in 2017. As we expand our sales distribution, we have faced competition for talent.

RESULTS OF OPERATIONS

Operating Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
Including Vistana only since the May 11, 2016 acquisition:	2016	% Change	2015	2016	% Change	2015

Exchange and Rental
Total active members at end of period (000's) (1)	1,828	0%	1,823	1,828	0%	1,823
Average revenue per member (2)	$46.35	6%	$43.83	$142.51	3%	$137.89

Vacation Ownership
Total timeshare contract sales (in millions)(3)	$123	392%	$25	$223	197%	$75
Consolidated timeshare contract sales (in millions)(4)	$107	NM	$7	$174	NM	$20
Average transaction price(5)	$15,736	(9)%	$17,314	$15,914	(12)%	$18,135
Volume per guest(6)	$2,804	50%	$1,866	$2,722	39%	$1,965
Tour flow(7)	38,253	NM	3,460	63,781	NM	10,150

Including Vistana since acquisition and Q3-2015 for comparison:

Vacation Ownership
Total timeshare contract sales (in millions)(3)	$123	8%	$114
Consolidated timeshare contract sales (in millions)(4)	$107	14%	$94
Average transaction price(5)	$15,736	7%	$14,755
Volume per guest(6)	$2,804	7%	$2,622
Tour flow(7)	38,253	6%	35,981

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

(3)

Represents total timeshare interests sold at consolidated and unconsolidated projects pursuant to purchase agreements, net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period. Contract Sales included herein pertaining to Vistana are after the May 11, 2016 acquisition date.

(4)

Represents total timeshare interests sold at consolidated projects pursuant to purchase agreements, net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period. Contract Sales included herein pertaining to Vistana are after the May 11, 2016 acquisition date.

(5)	Represents consolidated timeshare contract sales divided by the net number of transactions during the period, and only includes transactions for Vistana after the May 11, 2016 acquisition date.
(6)	Represents consolidated timeshare contract sales divided by tour flow during the period, and only includes tours for Vistana after the May 11, 2016 acquisition date.
(7)	Represents the number of sales presentations given at sales centers (other than at unconsolidated properties) during the period.

Revenue

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended September 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental
Transaction revenue	$47	0%	$47
Membership fee revenue	35	13%	31
Ancillary member revenue	1	(50)%	2
Total member revenue	83	4%	80
Club rental revenue	24	NM	2
Other revenue	6	20%	5
Rental management revenue	13	(7)%	14
Cost reimbursement revenue	25	4%	24
Total Exchange and Rental revenue	151	21%	125
Vacation Ownership
Resort operations revenue	53	NM	5
Management fee revenue	32	45%	22
Sales of vacation ownership products, net	96	NM	7
Consumer financing revenue	23	NM	1
Cost reimbursement revenue	63	350%	14
Total Vacation Ownership revenue	267	445%	49
Total ILG revenue	$418	140%	$174

Revenue for the three months ended September 30, 2016 of $418 million increased $244 million, or 140%, compared to revenue of $174 million in 2015. Vacation Ownership segment revenue of $267 million increased $218 million, or 445%, while Exchange and Rental segment revenue of $151 million increased $26 million, or 21%, in the quarter compared to the prior year.

Exchange and Rental

Exchange and Rental segment revenue, excluding cost reimbursements, increased $25 million, or 25%, in the third quarter of 2016 compared to 2015. This increase is due to the inclusion of Vistana in our results subsequent to the May 11, 2016 acquisition. Excluding Vistana and cost reimbursements, segment revenue decreased by $3 million, or 3%, in the quarter compared to prior year. This decrease resulted from the continued shift in the percentage mix of our membership base from traditional to corporate members and the impact of less favorable terms related to the multi‑year renewal of certain large developer clients in a prior year taking effect in the current year. Additionally, we experienced lower transaction volume in the quarter, which was partly offset by a higher average fee per transaction.

Vacation Ownership

The increase of $218 million in segment revenue over the prior year principally resulted from the Vistana acquisition. Excluding Vistana and cost reimbursements, segment revenue increased by $3 million, or 10%, primarily driven by an increase of $2 million attributable to higher resort operations revenue and a $1 million increase in sales of vacation ownership products in the quarter over prior year. Resort operations revenue pertains to our revenue generating activities from rentals of owned vacation ownership inventory (exclusive of lead-generation) along with ancillary resort services, in addition to rental and ancillary revenue generated by owned hotels. Consumer financing revenue in the quarter, excluding Vistana, was largely consistent with the prior year.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental
Transaction revenue	$155	3%	$151
Membership fee revenue	99	5%	94
Ancillary member revenue	4	(20)%	5
Total member revenue	258	3%	250
Club rental revenue	42	NM	7
Other revenue	18	0%	18
Rental management revenue	36	(8)%	39
Cost reimbursement revenue	71	0%	71
Total Exchange and Rental revenue	425	10%	385
Vacation Ownership
Resort operations revenue	86	NM	12
Management fee revenue	81	21%	67
Sales of vacation ownership products, net	154	NM	21
Consumer financing revenue	37	NM	4
Cost reimbursement revenue	118	174%	43
Total Vacation Ownership revenue	476	224%	147
Total ILG revenue	$901	69%	$532

Revenue for the nine months ended September 30, 2016 of $901 million increased $369 million, or 69%, compared to revenue of $532 million in 2015. Vacation Ownership segment revenue of $476 million increased $329 million, or 224%, while Exchange and Rental segment revenue of $425 million increased $40 million, or 10%, in the period compared to prior year.

Exchange and Rental

Exchange and Rental segment revenue, excluding cost reimbursements, increased $40 million, or 13%, in the first nine months of 2016 compared to 2015. This increase is due to the inclusion of Vistana in our results subsequent to the acquisition. Excluding Vistana and cost reimbursements, segment revenue decreased by $7 million, or 2%, in the period compared to the prior year. This decrease resulted from lower rental management revenue of $3 million, or 8% primarily attributable to less available room nights due to a net reduction in units under management at certain Aqua-Aston resorts in the first nine months of the year. Additionally, the continued shift in the percentage mix of our membership base from traditional to corporate members and the impact of less favorable terms on multi-year corporate renewals discussed in the three month revenue section unfavorably impacted the period. These declines were partly offset by higher average transaction fees for exchanges and Getaways, together with an increase club rental revenue over prior year.

Vacation Ownership

The increase of $254 million in segment revenue, excluding cost reimbursement, over the prior year principally resulted from the Vistana acquisition. Excluding Vistana and cost reimbursements, segment revenue increased by $8 million, or 8%, primarily driven by stronger sales of consolidated vacation ownership products which rose by $4 million, or 16%, higher resort operations revenue of $4 million, or 29%, and an increase of $1 million in management fee revenue in the period over prior year. The increase in resort operations revenue is primarily attributable to higher reported rental revenue from owned VOIs in the current period compared to last year.

Cost of Sales and Royalty Fee Expense

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended
	September 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental
Cost of service and membership related sales	$19	19%	$16
Cost of sales of rental and ancillary services	20	186%	7
Cost reimbursements	25	4%	24
Total Exchange and Rental cost of sales	64	36%	47
Vacation Ownership
Cost of service and membership related	11	10%	10
Cost of sales of vacation ownership products	31	NM	1
Cost of rental and ancillary services	47	NM	2
Cost of consumer financing	4	NM	—
Cost reimbursements	63	350%	14
Total Vacation Ownership cost of sales	156	478%	27
Total ILG cost of sales	$220	197%	$74

Royalty fee expense	$9	NM	$1

Margin metrics:
ILG:
Gross margin	47%	(18)%	57%
Gross margin without cost reimbursement revenue/expenses	60%	(19)%	74%
Exchange and Rental:
Gross margin	58%	(6)%	62%
Gross margin without cost reimbursement revenue/expenses	69%	(10)%	77%
Vacation Ownership:
Gross margin	42%	(7)%	45%
Gross margin without cost reimbursement revenue/expenses	54%	(14)%	63%

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

Cost of sales for the three months ended September 30, 2016 increased $146 million from 2015 principally due to the inclusion of Vistana’s results subsequent to our acquisition. This increase consists of $129 million from our Vacation Ownership segment and $17 million from our Exchange and Rental segment. Overall gross margin was 47% in the quarter.

Exchange and Rental

Gross margin for the Exchange and Rental segment in the quarter, excluding cost reimbursements, decreased from 77% in the prior year to 69% in the current quarter. Excluding cost reimbursements and Vistana, cost of sales and gross margin were relatively in-line with the prior year. The quarter’s activity reflects lower member fulfillment related expenses (included within costs of service and membership related), partly offset by higher third-party purchased accommodations (included within cost of rental and ancillary services).

Vacation Ownership

The increase of $80 million in cost of sales, excluding cost reimbursements, from the Vacation Ownership segment was principally attributable to the inclusion of Vistana in our results. Gross margin in the quarter, excluding cost reimbursements, decreased 845 basis points to 54% when compared to the prior year. Excluding Vistana and cost reimbursements, gross margin for this segment decreased from 63% to 54% in the quarter in part due to a decrease in certain reported expenses in the prior year.

Royalty Fee Expense

Royalty fee expense for the period pertains to costs incurred pursuant to our exclusive global licenses for the Hyatt®, Westin® and Sheraton® brands in vacation ownership. The increase of $8 million in royalty fee expense in the quarter compared to prior year pertains to the inclusion of Vistana in our results.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental
Cost of service and membership related	$51	0%	$51
Cost of rental and ancillary services	51	104%	25
Cost reimbursements	71	0%	71
Total Exchange and Rental cost of sales	173	18%	147
Vacation Ownership
Cost of service and membership related	31	19%	26
Cost of sales of vacation ownership products	56	331%	13
Cost of rental and ancillary services	72	NM	6
Cost of consumer financing	7	NM	-
Cost reimbursements	118	174%	43
Total Vacation Ownership cost of sales	284	223%	88
Total ILG cost of sales	$457	94%	$235

Royalty fee expense	$16	433%	$3

Margin metrics:
ILG:
Gross margin	49%	(13)%	56%
Gross margin without cost reimbursement revenue/expenses	62%	(13)%	71%
Exchange and Rental:
Gross margin	59%	(5)%	62%
Gross margin without cost reimbursement revenue/expenses	71%	(7)%	76%
Vacation Ownership:
Gross margin	40%	0%	40%
Gross margin without cost reimbursement revenue/expenses	54%	(5)%	57%

Cost of sales for the nine months ended September 30, 2016 increased $222 million from 2015 principally due to the inclusion of Vistana’s results subsequent to our acquisition. This increase consists of $196 million from our Vacation Ownership segment and $26 million from our Exchange and Rental segment. Overall gross margin was 49% in the period.

Exchange and Rental

Gross margin for the Exchange and Rental segment in the period, excluding cost reimbursements, decreased 461 basis points to 71% when compared to the prior year. Excluding cost reimbursements and Vistana, cost of sales and gross margin were relatively in-line with the prior year. The period’s activity reflects lower call center related expenses and member fulfillment costs (included within costs of service and membership related), partly offset by higher third-party purchased accommodations (included within cost of rental and ancillary services).

Vacation Ownership

The increase of $121 million in cost of sales, excluding cost reimbursements, from the Vacation Ownership segment was principally attributable to the inclusion of Vistana in our results. Excluding cost reimbursements and Vistana, cost of sales in this segment increased $5 million, or 12%, primarily as a result of higher sales of vacation ownership products and other reported developer costs in the current period compared to last year. Gross margin for this segment excluding Vistana and cost reimbursements decreased 144 basis points to 55% in the period compared to 57% last year.

Royalty Fee Expense

The increase of $13 million in royalty fee expense in the period is primarily due to the inclusion of Vistana in our results.

Selling and Marketing Expense

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended
	September 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental	$13	(7)%	$14
Vacation Ownership	53	NM	4
Total ILG selling and marketing expense	$66	267%	$18
As a percentage of total revenue	16%	60%	10%
As a percentage of total revenue excluding cost reimbursement revenue	20%	54%	13%

Selling and marketing expense consists primarily of advertising and promotional expenditures as well as compensation and other employee‑related costs, including stock‑based compensation and benefits for certain of our operating businesses, for personnel engaged in sales and sales support functions. Selling and marketing expenditures for our Exchange and Rental segment primarily include printing costs of directories and magazines, promotions, tradeshows, agency fees, marketing fees and related commissions.

Selling and marketing expense for our Vacation Ownership segment primarily relates to a range of marketing efforts aimed at generating prospects for our vacation ownership sales activities. These marketing efforts can include activities related to targeted promotional mailings, multi‑night vacation marketing packages and programs, premiums such as gift certificates and tickets to local attractions or events, and other costs related to encouraging potential purchasers to attend sales presentations.

Selling and marketing expense in the third quarter of 2016 increased $48 million, or 267%, compared to 2015 principally due to the inclusion of Vistana’s results. As a percentage of total revenue excluding cost reimbursements, sales and marketing expense during the quarter was comparable to the prior year when excluding Vistana.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended
	September 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental	$42	(7)%	$45
Vacation Ownership	83	NM	10
Total ILG selling and marketing expense	$125	127%	$55
As a percentage of total revenue	14%	40%	10%
As a percentage of total revenue excluding cost reimbursement revenue	18%	38%	13%

Selling and marketing expense in the first nine months of 2016 increased $70 million, or 127%, compared to 2015 due to the inclusion of Vistana’s results. Excluding Vistana, sales and marketing expense remained relatively consistent with prior year.  As a percentage of total revenue and total revenue excluding cost reimbursements, sales and marketing expense during the period was comparable to the prior year when excluding Vistana.

General and Administrative Expense

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended
	September 30,
	2016	% Change	2015
	(Dollars in millions)
General and administrative expense	$56	40%	$40
As a percentage of total revenue	13%	(43)%	23%
As a percentage of total revenue excluding cost reimbursement revenue	17%	(41)%	29%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition related costs	16%	(43)%	28%

General and administrative expense consists primarily of compensation and other employee‑related costs (including stock‑based compensation) for personnel engaged in oversight, corporate development, finance and accounting, legal, treasury, tax, internal audit, human resources, and certain IT functions, as well as certain facilities costs, fees for professional services and other benefits.

The increase in general and administrative expense in the quarter is attributable to the inclusion of Vistana. Excluding Vistana, general and administrative expense in the third quarter of 2016 decreased by $2 million. General and administrative expense as a percentage of revenue when excluding cost reimbursements, acquisition related expenses and Vistana, was lower by 147 basis points compared to last year.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	% Change	2015
	(Dollars in millions)
General and administrative expense	$148	33%	$111
As a percentage of total revenue	16%	(24)%	21%
As a percentage of total revenue excluding cost reimbursement revenue	21%	(22)%	27%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition related costs	18%	(31)%	26%

FOR THIS IS

The increase in general and administrative expense in the quarter is attributable to the inclusion of Vistana. Excluding Vistana and the approximate $14 million increase in professional fees pertaining to the Vistana transaction, general and administrative expense in the 2016 period decreased by $3 million from 2015, despite an unfavorable $1 million comparison with the prior year related to our estimated accrual for the European Union value added tax matter. As a percentage of revenue excluding cost reimbursements, acquisition related expenses and Vistana, general and administrative expense was lower by 79 basis points compared to last year.

Amortization Expense of Intangibles

For the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	% Change	2015	2016	% Change	2015
	(Dollars in millions)			(Dollars in millions)
Amortization expense of intangibles	$6	50%	$4	$14	40%	$10
As a percentage of total revenue	1%	(50)%	2%	2%	0%	2%
As a percentage of total revenue excluding cost reimbursement revenue	2%	(33)%	3%	2%	0%	2%

Amortization expense of intangibles for the three and nine months ended September 30, 2016 increased $2 million and $4 million, respectively, over the comparable 2015 periods, due to incremental amortization expense pertaining to the Vistana acquisition in May 2016.

Depreciation Expense

For the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	% Change	2015	2016	% Change	2015
	(Dollars in millions)			(Dollars in millions)
Depreciation expense	$14	250%	$4	$28	115%	$13
As a percentage of total revenue	3%	50%	2%	3%	50%	2%
As a percentage of total revenue excluding cost reimbursement revenue	4%	33%	3%	4%	33%	3%

Depreciation expense for the three and nine months ended September 30, 2016 increased $10 million and $15 million, respectively, over the comparable 2015 periods, largely due to incremental depreciation expense related to fixed assets acquired as part of the Vistana acquisition, in addition to other depreciable assets being placed in service subsequent to September 30, 2015. These depreciable assets pertain primarily to software and related IT hardware.

Operating Income

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended
	September 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental	$36	20%	$30
Vacation Ownership	11	267%	3
Total ILG operating income	$47	42%	$33
As a percentage of total revenue	11%	(42)%	19%
As a percentage of total revenue excluding cost reimbursement revenue	14%	(42)%	24%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition related costs	15%	(42)%	26%

Operating income in the third quarter of 2016 increased $14 million from 2015, consisting of increases of $6 million increase from Exchange and Rental and $8 million from Vacation Ownership.

Operating income for our Exchange and Rental segment of $36 million was higher by $6 million over the prior year. The increase in operating income in the quarter was driven by the inclusion of Vistana in our results. Excluding Vistana and acquisition related costs of $1 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, operating income for this segment would have been lower by $1 million largely due to lower membership fee revenue.

The increase in operating income of $8 million in our Vacation Ownership segment is due to the inclusion of Vistana. Excluding Vistana and acquisition related expenses of $1 million for the third quarter of 2016 and 2015, respectively, this segment’s operating income would have been lower by $1 million over prior year due in part to increased investments in our VOI sales and marketing platform.

Excluding Vistana and acquisition related costs of $4 million and $2 million for the three months ended September 30, 2016 and 2015, respectively, operating income as a percentage of total revenue excluding cost reimbursements was lower by 133 basis points when compared with last year.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental	$100	5%	$95
Vacation Ownership	13	30%	10
Total ILG operating income	$113	8%	$105
As a percentage of total revenue	13%	(35)%	20%
As a percentage of total revenue excluding cost reimbursement revenue	16%	(36)%	25%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition related costs	18%	(31)%	26%

Operating income in the period increased $8 million from 2015, consisting of a $5 million increase from Exchange and Rental and $3 million from Vacation Ownership.

Operating income for our Exchange and Rental segment of $100 million was higher by $5 million when compared to the prior year. Operating income in the period reflects the favorable inclusion of Vistana in our results, offset by $7 million of higher professional fees and other costs incurred principally in connection with closing the Vistana acquisition. Excluding Vistana and acquisition related expenses, this segment’s operating income would have been relatively consistent with last year.

Operating income for our Vacation Ownership segment in the period was unfavorably impacted by $12 million of higher acquisition related costs in connection with the Vistana acquisition in May, which largely offset the inclusion of Vistana in our results. Excluding Vistana and acquisition related expenses, this segment’s operating income would have been lower by $1 million compared the prior year due in part to increased investments in our VOI sales and marketing platform.

Excluding Vistana and acquisition related costs of $19 million and $2 million for the nine months ended September 30, 2016 and 2015, respectively, ILG operating income as a percentage of total revenue excluding cost reimbursements was relatively consistent with last year.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.” Prior period amounts have been recast to conform to the current period definition of Adjusted EBITDA.

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended
	September 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental	$47	24%	$38
Vacation Ownership	33	313%	8
Total ILG adjusted EBITDA	$80	74%	$46
As a percentage of total revenue	19%	(27)%	26%
As a percentage of total revenue excluding cost reimbursement revenue	24%	(29)%	34%

Adjusted EBITDA in the third quarter of 2016 increased by $34 million, or 74%, from 2015, consisting of increases of $9 million from our Exchange and Rental segment and $25 million from our Vacation Ownership segment.

Adjusted EBITDA of $47 million from our Exchange and Rental segment rose by $9 million, or 24%, compared to the prior year due to the Vistana acquisition. Excluding Vistana, segment adjusted EBITDA for the quarter was relatively in-line with last year.

Adjusted EBITDA from our Vacation Ownership segment of $33 million was up $25 million, or 313%, from the prior year primarily due to the Vistana acquisition. Excluding Vistana, adjusted EBITDA in this segment decreased $1 million, in part reflecting increased investments in our VOI sales and marketing platform in the current quarter.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended
	September 30,
	2016	% Change	2015
	(Dollars in millions)
Exchange and Rental	$137	13%	$121
Vacation Ownership	59	181%	21
Total ILG adjusted EBITDA	$196	38%	$142
As a percentage of total revenue	22%	(19)%	27%
As a percentage of total revenue excluding cost reimbursement revenue	28%	(18)%	34%

Adjusted EBITDA in the first nine months of 2016 increased by $54 million, or 38%, from 2015, consisting of increases of $16 million from our Exchange and Rental segment and $38 million from our Vacation Ownership segment.

Adjusted EBITDA of $137 million from our Exchange and Rental segment rose by $16 million, or 13%, compared to the prior year due largely to the Vistana acquisition. Excluding Vistana, segment adjusted EBITDA rose by $1 million from last year in large part due to cost savings in our exchange business.

Adjusted EBITDA from our Vacation Ownership segment of $59 million was up $38 million, or 181%, from the prior year due to the Vistana acquisition. Excluding Vistana, adjusted EBITDA in this segment decreased $2 million, primarily reflecting increased investments in our VOI sales and marketing platform in the period.

Other Income (Expense), net

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended
	September 30,
	2016	% Change	2015
	(Dollars in millions)
Interest expense	$(6)	0%	$(6)
Equity in earnings from unconsolidated entities	$2	100%	$1
Gain on bargain purchase	$(9)	NM	$—
Other income (expense), net	$(4)	(233)%	$3

Interest expense in the quarter relates to interest and amortization of debt costs on our amended and restated revolving credit facility and our $350 million senior notes issued in April of 2015. Interest expense for the quarter was relatively in-line with prior year reflecting a higher average outstanding balance on our revolving credit facility in connection with closing the Vistana acquisition on May 11, 2016, offset by higher interest expense capitalized in connection with vacation ownership development activities.

Equity in earnings from unconsolidated entities relates to noncontrolling investments that are recorded under the equity method of accounting; principally, our joint venture in Hawaii which developed a vacation ownership resort. Income and losses from this joint venture are allocated based on ownership interests. See Note 7 to our condensed consolidated financial statements for further discussion.

Gain on bargain purchase was recorded in connection with the Vistana acquisition and represents the excess of the fair value of the net tangible and intangible assets acquired over the purchase price. The change in the quarter to the gain on bargain purchase is the result of additional adjustments to our purchase price allocation for Vistana. As disclosed in Note 3 of the consolidated financial statements included herein, our purchase price allocation for the Vistana acquisition is currently provisional and therefore subject to change while the measurement period remains open. Consequently, this gain on bargain purchase could change by a material amount.

Other income, net primarily relates to net gains and losses on foreign currency exchange related to certain foreign intercompany loans and excess cash held by foreign subsidiaries in currencies other than their functional currency. Non‑operating foreign exchange net losses were $4 million in the third quarter of 2016 compared to net gains of $2 million in prior year. The unfavorable fluctuations during the current quarter were primarily driven by U.S. dollar denominated intercompany loan positions held at September 30, 2016 affected by the stronger dollar compared to the Mexican peso. The favorable fluctuations during the 2015 third quarter was primarily driven by U.S. dollar excess cash positions held at September 30, 2015 affected by the stronger dollar compared to the Colombian and Mexican pesos.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended
	September 30,
	2016	% Change	2015
	(Dollars in millions)
Interest income	$1	0%	$1
Interest expense	$(18)	20%	$(15)
Equity in earnings from unconsolidated entities	$4	0%	$4
Gain on bargain purchase	$188	NM	$—
Other income (expense), net	$(2)	(167)%	$3

Interest income of $1 million in the period remained relatively consistent with 2015. Interest expense in the period relates to interest and amortization of debt costs on our amended and restated revolving credit facility and our $350 million senior notes issued in April of 2015. Higher interest expense in the first nine months of 2016 is primarily due to our senior notes, which carry a higher interest rate than our revolving credit facility, as well as a higher average outstanding balance on our revolving credit facility in connection with closing the Vistana acquisition on May 11, 2016, partly offset by higher interest expense capitalized in connection with vacation ownership development activities.

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

The gain on bargain purchase of $188 million for the nine months ended September 30, 2016 is described in the three month discussion above.

Other income, net primarily relates to net gains and losses on foreign currency exchange related to certain foreign intercompany loans and excess cash held by foreign subsidiaries in currencies other than their functional currency. Non‑operating foreign exchange net losses were $2 million and net gains of $4 million in the first nine months of 2016 and 2015, respectively. The unfavorable fluctuations in 2016 were primarily driven by U.S. dollar denominated intercompany loan positions held at September 30, 2016 which were affected by the stronger dollar compared to the Mexican peso, partly offset by favorable fluctuations stemming from the stronger dollar against the British pound. The favorable fluctuations in 2015 primarily driven by U.S. dollar excess cash positions held at September 30, 2015 affected by the stronger dollar compared to the Mexican and Colombian pesos.

Income Tax Provision

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

For the three months ended September 30, 2016 and 2015, ILG recorded an income tax benefit and provision for continuing operations of $2 million and $11 million, respectively, which represent effective tax rates of (7.4)% and 35.3% for the respective periods. The negative effective tax rate for the quarter was a result of recognizing an income tax benefit in an interim period with pre-tax income. This income tax benefit is a result of a decrease in the estimated annual effective tax rate and the effect of this change on prior quarters. The decrease in the estimated annual effective tax rate from the prior quarter was primarily due to a change in the projected proportion of income earned and taxed in various jurisdictions and the projected utilization of certain income tax credits that were previously not expected to be realized.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

For the nine months ended September 30, 2016 and 2015, ILG recorded income tax provisions for continuing operations of $46 million and $35 million, respectively, which represent effective tax rates of 16.3% and 35.8% for the respective periods. The effective tax rate for the nine months ended September 30, 2016 is lower than the prior year period primarily due to the nontaxable gain on bargain purchase recorded during the period in connection with the acquisition of Vistana and included in the computation of the annual expected effective tax rate as a non-discrete permanent item. This gain on bargain purchase is not subject to income taxation.

We do not expect the low annual effective tax rates to continue into next year. Going forward we expect our annual effective tax rate to be approximately 38%, absent the impact of discrete items or other items that may cause volatility in the rate.

Additional information

On September 15, 2016, the U.K. Finance Act 2016 was enacted, which among other changes, further reduced the U.K. corporate income tax rate to 17% effective April 1, 2020. The impact of this further rate reduction was recorded in the current reporting period and was not significant. This reduced our U.K. net deferred tax liability and decreased income tax expense, favorably impacting our effective tax rate. Going forward, the lower corporate tax rate will continue to decrease income tax expense and favorably impact our effective tax rate.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had $158 million of cash and cash equivalents, including $91 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $75 million is held in foreign jurisdictions, principally the United Kingdom and Mexico. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the three months ended September 30, 2016 and, as of September 30, 2016, the respective cash balances were immaterial to our overall cash on hand.

Cash generated by operations has been our primary source of liquidity. We believe that our cash on hand along with our anticipated operating future cash flows and availability under our $600 million revolving credit facility, which may be increased to up to $700 million subject to certain conditions, as well as future securitizations of our vacation ownership mortgages receivable, are sufficient to fund our operating needs, quarterly cash dividend, capital expenditures, development and expansion of our operations, debt service, investments and other commitments and contingencies for at least the next twelve months. However, our operating cash flow and access to the securitization market may be impacted by macroeconomic and other factors outside of our control.

Cash Flows Discussion

Operating Activities

Net cash provided by operating activities decreased to $74 million in the nine months ended September 30, 2016 from $135 million in the same period of 2015. The decrease of $61 million from 2015 was principally due to inventory spend of $103 million at Vistana since the acquisition mostly related to on-going development activities, higher income taxes paid of $41 million, a $10 million royalty pre-payment to Hyatt triggered by the Vistana acquisition, $9 million of higher interest paid (net of amounts capitalized), and the timing of certain cash disbursements. These cash outflows were partly offset by higher net cash receipts largely attributable to the inclusion of Vistana.

Investing Activities

Net cash used in investing activities of $128 million in the nine months ended September 30, 2016 primarily pertain to the Vistana acquisition, net of cash acquired, of $77 million, capital expenditures of $42 million primarily related to IT initiatives and investments by Vistana on assets primarily used to support marketing and sales locations and resort operations. In addition, we made an investment in an unconsolidated entity for $5 million, issued financing receivables of $2 million, and purchased trading investments of $2 million. Net cash used in investing activities of $14 million in the nine months ended September 30, 2015 primarily pertains to capital expenditures, mostly related to IT initiatives.

Financing Activities

Net cash provided by financing activities of $121 million in the nine months ended September 30, 2016 relates to proceeds of $375 million from a vacation ownership mortgages receivable securitization transaction in September 2016 involving the issuance of $375 million of asset-backed notes, which were primarily used to repay the outstanding balance on an existing securitization, fund required reserves and pay down a portion of the borrowings under our revolver. These increases were partly offset by repurchases of our common stock at market prices totaling $100 million, including commissions, which settled during the nine months; repayments of $56 million on securitized debt; cash dividend payments to ILG stockholders of $37 million as well as cash dividend payments of $2 million to a noncontrolling interest holder; an increase of $26 million in financing-related restricted cash largely attributable to the 2016 term securitization; payment of $24 million to Vistana’s former owner related to a financing obligation; payments of debt issuance costs totaling $7 million related to the securitization, amendments to the Amended Credit Agreement and the exchange offer of the senior notes; and withholding taxes on the vesting of restricted stock units of $2 million.

Net cash used in financing activities of $96 million in the nine months ended September 30, 2015 related to net principal payments of $413 million on our revolving credit facility, cash dividend payments of $21 million, as well as cash dividend payments of $3 million to a noncontrolling interest, payments of debt issuance costs of $7 million related primarily to our issuance of senior notes and also to amendments to our Amended Credit Agreement, and withholding taxes on the vesting of restricted stock units of $4 million. These uses of cash were partially offset by the proceeds of the issuance of senior notes of $350 million, of which net proceeds were used to repay indebtedness outstanding on our revolving credit facility, and excess tax benefits from stock‑based awards.

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

As of September 30, 2016, borrowings outstanding under the revolving credit facility amounted to $75 million, with $514 million available to be drawn, net of outstanding letters of credit. The decrease in borrowings outstanding at September 30, 2016 compared to June 30, 2016 is attributable to utilizing funds drawn from our September 2016 securitization (discussed below) to pay down a portion of the revolving credit facility.

Senior Notes

On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting offering related expenses, were $343 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. As of September 30, 2016, total unamortized debt issuance costs pertaining to our senior notes were $6 million.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not incompliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We are in compliance with this covenant as of September 30, 2016. Additionally, the revolving credit facility requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated secured debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the amended credit agreement. As of September 30, 2016, the maximum consolidated secured leverage to EBITDA ratio is 3.25x and the minimum consolidated interest coverage ratio is 3.0x. As of September 30, 2016, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.24 and 13.15, respectively.

VOI Term Securitization

On September 20, 2016, we completed a term securitization transaction involving the issuance of $375 million of asset-backed notes. An indirect wholly-owned subsidiary of Vistana issued $346 million of Class A notes and $29 million of Class B notes. The notes were backed by vacation ownership loans and had coupons of 2.54% and 2.74%, respectively, for an overall weighted average coupon of 2.56%. The advance rate for this transaction was 96.5%.

Of the $375 million in proceeds from the transaction, $19 million is being held in escrow until the associated VIE purchases up to $19 million of additional loans by March 15, 2017 with any unused cash returned to the investors. Approximately $33 million was used to repay the outstanding balance on Vistana’s 2010 securitization and the remainder was used to pay transaction expenses, fund required reserves, pay down a portion of the borrowings outstanding under our $600 million revolving credit facility and for general corporate purposes.

Free Cash Flow

Free cash flow is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.” For the nine months ended September 30, 2016 and 2015, free cash flow was $345 million and $123 million, respectively. The change is mainly a result of the variance in net cash provided by operating activities and capital expenditures as discussed above.

Dividends and Share Repurchases

In February, May and August 2016, our Board of Directors declared a quarterly dividend payment of $0.12 per share paid in March, June and September 2016, respectively, amounting to $7 million, $16 million and $15 million, respectively. In November 2016, our Board of Directors declared a $0.12 per share dividend payable December 20, 2016 to shareholders on record on December 6, 2016. Based on the number of shares of common stock outstanding as of September 30, 2016, at a dividend of $0.12 per share, the anticipated cash outflow would be $15 million in the fourth quarter of 2016. We currently expect to declare and pay quarterly dividends of similar amounts per share.

In May 2016, our Board of Directors increased the remaining share repurchase authorization to a total of $100 million. During the nine months ended September 30, 2016, we repurchased 6.4 million shares of common stock for $100 million, including commissions. As of September 30, 2016, there was no remaining availability for future repurchases of our common stock under this authorization. Acquired shares of our common stock are held as treasury shares carried at cost on our condensed consolidated financial statements.

In November 2016, the Board authorized repurchases of up to $50 million of ILG common stock. Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

Contractual Obligations and Commercial Commitments

We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At September 30, 2016, guarantees, surety bonds and letters of credit totaled $101 million. The total includes a guarantee by us of up to $37 million of the construction loan for the Maui project. This amount represents the maximum exposure under the guarantee related to this construction loan from a legal perspective; however, our reasonable expectation of our exposure under this guarantee based on the agreements among guarantors is proportionally reduced by our ownership percentage in the Maui project to $6 million as of September 30, 2016. Additionally, the total also includes maximum exposure under guarantees of $35 million primarily relating to our vacation rental business’s hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the rental management activities entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

In addition, certain of the vacation rental business’s hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of September 30, 2016, future amounts are not expected to be significant, individually or in the aggregate. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of September 30, 2016, amounts pending reimbursements are not significant.

As of September 30, 2016, our letters of credit totaled $11 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

Contractual obligations and commercial commitments at September 30, 2016 are as follows:

	Payments by Period
		Up to			More than
Contractual Obligations	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
	(Dollars in millions)
Debt principal(a)	$425	$—	$—	$75	$350
Debt interest(a)	141	22	44	44	31
Purchase obligations and other commitments(b)	95	22	46	18	9
Vacation ownership development commitments(c)	39	39	—	—	—
Operating leases	169	22	34	25	88
Total contractual obligations	$869	$105	$124	$162	$478

(a)Debt principal and projected debt interest represent principal and interest to be paid on our senior notes and revolving credit facility based on the balance outstanding as of September 30, 2016, exclusive of debt issuance costs. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of September 30, 2016. Interest on the revolving credit facility is calculated using the prevailing rates as of September 30, 2016.

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

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			More than
Other Commercial Commitments(d)	Committed	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	5 Years
	(In millions)
Guarantees, surety bonds and letters of credit	$101	$71	$24	$6	$—

(d)Commercial commitments include minimum revenue guarantees related to hotel and resort management agreements, accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off‑Balance Sheet Arrangements

Except as disclosed above in our Contractual Obligations and Commercial Commitments (excluding “Debt principal”), as of September 30, 2016, we did not have any significant off‑balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S‑K.

Recent Accounting Pronouncements

Refer to Note 2 accompanying our condensed consolidated financial statements for a description of recent accounting pronouncements.

Seasonality

Refer to Note 1 accompanying our condensed consolidated financial statements for a discussion on the impact of seasonality.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other judgments and assumptions that we believe are reasonable under the circumstances. Actual outcomes could differ from those estimates. We have discussed those estimates that we believe are critical and required the use of significant judgment and use of estimates that could have a significant impact on our financial statements in our 2015 Annual Report on Form 10‑K and in Note 2 of the condensed consolidated financial statements herein. There have been no material changes to our critical accounting policies in the interim period other than the updates to our significant accounting policies described in Note 2 of the condensed consolidated financial statements herein.

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

Other special items consists of other items that we believe are not related to our core business operations. For the three and nine months ended September 30, 2016, includes the gain on bargain purchase recognized as part of the Vistana acquisition.

RECONCILIATIONS OF NON‑GAAP MEASURES

The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three and nine months ended September 30, 2016 and 2015 (in millions). The noncontrolling interest relates to the Vacation Ownership segment.

	Three Months Ended September 30, 2016
	Exchange	Vacation
	and Rental	Ownership	Consolidated
Adjusted EBITDA	$47	$33	$80
Non-cash compensation expense	(3)	(2)	(5)
Other special items	(9)	—	(9)
Other non-operating income (expense), net	1	(5)	(4)
Acquisition related and restructuring costs	—	(3)	(3)
Impact of purchase accounting	—	(3)	(3)
EBITDA	36	20	56
Amortization expense of intangibles	(3)	(3)	(6)
Depreciation expense	(5)	(9)	(14)
Less: Net income attributable to noncontrolling interest	—	—	—
Equity in earnings from unconsolidated entities	—	(2)	(2)
Less: Other special items	9	—	9
Less: Other non-operating expense, net	(1)	5	4
Operating income	$36	$11	47
Interest income			—
Interest expense			(6)
Other non-operating income, net			(4)
Equity in earnings from unconsolidated entities			2
Other special items			(9)
Income tax benefit			2
Net income			32
Net income attributable to noncontrolling interest			—
Net income attributable to common stockholders			$32

	Three Months Ended September 30, 2015
	Exchange	Vacation
	and Rental	Ownership	Consolidated
Adjusted EBITDA	$38	$8	$46
Non-cash compensation expense	(2)	(1)	(3)
Other non‑operating income (expense), net	3	—	3
Acquisition related and restructuring costs	—	(2)	(2)
EBITDA	39	5	44
Amortization expense of intangibles	(2)	(2)	(4)
Depreciation expense	(4)	—	(4)
Less: Net income attributable to noncontrolling interest	—	1	1
Equity in earnings from unconsolidated entities	—	(1)	(1)
Less: Other non-operating income (expense), net	(3)	—	(3)
Operating income	$30	$3	33
Interest income			—
Interest expense			(6)
Other non-operating income, net			3
Equity in earnings from unconsolidated entities			1
Income tax provision			(11)
Net income			20
Net income attributable to noncontrolling interest			(1)
Net income attributable to common stockholders			$19

	Nine Months Ended September 30, 2016
	Exchange	Vacation
	and Rental	Ownership	Consolidated
Adjusted EBITDA	$137	$59	$196
Non-cash compensation expense	(8)	(5)	(13)
Other special items	188	—	188
Other non-operating income (expense), net	3	(5)	(2)
Acquisition related and restructuring costs	(7)	(12)	(19)
Impact of purchase accounting	—	(7)	(7)
EBITDA	313	30	343
Amortization expense of intangibles	(8)	(6)	(14)
Depreciation expense	(14)	(14)	(28)
Less: Net income attributable to noncontrolling interest	—	2	2
Equity in earnings from unconsolidated entities	—	(4)	(4)
Less: Other special items	(188)	—	(188)
Less: Other non-operating income (expense), net	(3)	5	2
Operating income	$100	$13	113
Interest income			1
Interest expense			(18)
Other non-operating income, net			(2)
Equity in earnings from unconsolidated entities			4
Other special items			188
Income tax provision			(46)
Net income			240
Net income attributable to noncontrolling interest			(2)
Net income attributable to common stockholders			$238

	Nine Months Ended September 30, 2015
	Exchange	Vacation
	and Rental	Ownership	Consolidated
Adjusted EBITDA	$121	$21	$142
Non-cash compensation expense	(8)	(2)	(10)
Other non-operating income (expense), net	3	-	3
Acquisition related and restructuring costs	-	(2)	(2)
Impact of purchase accounting	-	-	-
EBITDA	$ 116	$ 17	$ 133
Amortization expense of intangibles	(6)	(4)	(10)
Depreciation expense	(12)	(1)	(13)
Less: Net income attributable to noncontrolling interest	—	2	2
Less: Other non-operating income (expense), net	(3)	—	(3)
Equity in earnings from unconsolidated entities	—	(4)	(4)
Operating income	$95	$10	105
Interest income			1
Interest expense			(15)
Other non-operating income, net			3
Equity in earnings from unconsolidated entities			4
Income tax provision			(35)
Net income			63
Net income attributable to noncontrolling interest			(2)
Net income attributable to common stockholders			$61

The following tables present the inputs used to compute operating income and adjusted EBITDA margin for our operating segments for the three and nine months ended September 30, 2016 and 2015 (in millions).

	Exchange and Rental		Exchange and Rental
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$151	$125	$425	$385
Revenue excluding cost reimbursement revenue	126	101	354	314
Operating income	36	30	100	95
Adjusted EBITDA	47	38	137	121
Margin computations
Operating income margin	24%	24%	24%	25%
Operating income margin excluding cost reimbursement revenue	29%	30%	28%	30%
Adjusted EBITDA margin	31%	30%	32%	31%
Adjusted EBITDA margin excluding cost reimbursement revenue	37%	38%	39%	39%

	Vacation Ownership		Vacation Ownership
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$267	$49	$476	$147
Revenue excluding cost reimbursement revenue	204	35	358	104
Operating income	11	3	13	10
Adjusted EBITDA	33	8	59	21
Margin computations
Operating income margin	4%	6%	3%	7%
Operating income margin excluding cost reimbursement revenue	5%	9%	4%	10%
Adjusted EBITDA margin	12%	16%	12%	14%
Adjusted EBITDA margin excluding cost reimbursement revenue	16%	23%	16%	20%

The following table reconciles cash provided by operating activities to free cash flow for the nine months ended September 30, 2016 and 2015 (in millions).

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by operating activities	$74	$135
Less: Capital expenditures	(42)	(13)
Less: Repayments on securitizations	(56)	-
Plus: Proceeds from securitizations, net of debt issuance costs	370	-
Plus: Net changes in financing-related restricted cash	(26)	-
Plus: Acquisition-related and restructuring payments	25	1
Free cash flow	$345	$123

The following tables reconcile net income attributable to common stockholders to adjusted net income, and to adjusted earnings per share for the three and nine months ended September 30, 2016 and 2015 (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income attributable to common stockholders	$32	$19	$238	$61
Acquisition related and restructuring costs	4	2	19	2
Other non-operating foreign currency remeasurements	4	(2)	2	(4)
Impact of purchase accounting	3	—	7	—
Other special items	9	—	(188)	—
Income tax impact on adjusting items(1)	(3)	—	26	1
Adjusted net income	$49	$19	$104	$60
Earnings per share attributable to common stockholders:
Basic	$0.26	$0.33	$2.55	$1.06
Diluted	$0.25	$0.33	$2.53	$1.05
Adjusted earnings per share:
Basic	$0.39	$0.33	$1.11	$1.05
Diluted	$0.39	$0.32	$1.10	$1.04
Weighted average number of common stock outstanding:
Basic	124,762	57,477	93,157	57,369
Diluted	125,763	58,055	93,858	57,948

(1)	Tax rate utilized is the applicable effective tax rate respective to the period.

The following table reconcile contract sales to sales of vacation ownership products, net, for the three and nine months ended September 30, 2016 and 2015 (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total timeshare contract sales	$123	$25	$223	$75
Provision for loan losses	(8)	(1)	(12)	(2)
Contract sales of unconsolidated projects	(16)	(18)	(49)	(55)
Percentage of completion	(5)	—	(7)	—
Other items and adjustments(1)	2	1	(1)	3
Sales of vacation ownership products, net	$96	$7	$154	$21
Provision for loan losses	8	1	12	2
Percentage of completion	5	—	7	—
Other items and adjustments(1)	(2)	(1)	1	(3)
Consolidated timeshare contract sales	$107	$7	$174	$20

(1)	Includes adjustments for incentives, other GAAP deferrals, cancelled sales, fractional sales and other items.

The following tables represent reconciliations of our revenues between our consolidated income statement format and our segment presentation format for the three and nine months ended September 30, 2016 and 2015 (in millions).

	For the Three Months Ended September 30, 2016						For the Three Months Ended September 30, 2015
	Service and Membership Related	Sales of Vacation Ownership Products	Rental and Ancillary Services	Consumer Financing	Cost Reimbursements	Total	Service and Membership Related	Sales of Vacation Ownership Products	Rental and Ancillary Services	Consumer Financing	Cost Reimbursements	Total
Exchange and Rental
Transaction revenue	$34	$-	$13	$-	$-	$47	$35	$-	$12	$-	$-	$47
Membership fee revenue	35	-	-	-	-	35	31	-	-	-	-	31
Ancillary member revenue	1	-	-	-	-	1	2	-	-	-	-	2
Total member revenue	70	-	13	-	-	83	68	-	12	-	-	80
Club rental revenue	-	-	24	-	-	24	-	-	2	-	-	2
Other revenue	5	-	1	-	-	6	5	-	-	-	-	5
Rental management revenue	12	-	1	-	-	13	13	-	1	-	-	14
Cost reimbursement revenue		-		-	25	25	-	-	-	-	24	24
Total Exchange and Rental revenue	87	-	39	-	25	151	86	-	15	-	24	125
Vacation Ownership
Resort operations revenue	-	-	53	-	-	53	-	1	4	-	-	5
Management fee revenue	32	-	-	-	-	32	22	-	-	-	-	22
Sales of vacation ownership products, net	-	96	-	-	-	96	-	7	-	-	-	7
Consumer financing revenue	-	-	-	23	-	23	-	-	-	1	-	1
Cost reimbursement revenue	-	-	-	-	63	63	-	-	-	-	14	14
Total Vacation Ownership revenue	32	96	53	23	63	267	22	8	4	1	14	49
Total ILG revenue	$119	$96	$92	$23	$88	$418	$108	$8	$19	$1	$38	$174

	For the Nine Months Ended September 30, 2016						For the Nine Months Ended September 30, 2015
	Service and Membership Related	Sales of Vacation Ownership Products	Rental and Ancillary Services	Consumer Financing	Cost Reimbursements	Total	Service and Membership Related	Sales of Vacation Ownership Products	Rental and Ancillary Services	Consumer Financing	Cost Reimbursements	Total
Exchange and Rental
Transaction revenue	$106	$-	$49	$-	$-	$155	$107	$-	$44	$-	$-	$151
Membership fee revenue	99	-	-	-	-	99	94	-	-	-	-	94
Ancillary member revenue	4	-	-	-	-	4	5	-	-	-	-	5
Total member revenue	209	-	49	-	-	258	206	-	44	-	-	250
Club rental revenue	-	-	42	-	-	42	-	-	7	-	-	7
Other revenue	17	-	1	-	-	18	18	-	-	-	-	18
Rental management revenue	33	-	3	-		36	36	-	3	-	-	39
Cost reimbursement revenue	-	-	-	-	71	71	-	-	-	-	71	71
Total Exchange and Rental revenue	259	-	95	-	71	425	260	-	54	-	71	385
Vacation Ownership
Resort operations revenue	-	-	86	-	-	86	-	3	9	-	-	12
Management fee revenue	81	-	-	-	-	81	67	-	-	-	-	67
Sales of vacation ownership products, net	-	154	-	-	-	154	-	21	-	-	-	21
Consumer financing revenue	-	-	-	37	-	37	-	-	-	4	-	4
Cost reimbursement revenue	-	-	-	-	118	118	-	-	-	-	43	43
Total Vacation Ownership revenue	81	154	86	37	118	476	67	24	9	4	43	147
Total ILG revenue	$340	$154	$181	$37	$189	$901	$327	$24	$63	$4	$114	$532

Definition of ILG’s Revenue Line Items

Club rental revenue – Represents rentals generated by the Vistana Signature Network and Hyatt Residence Club mainly to monetize inventory to provide exchanges through hotel loyalty programs.

Consumer financing revenue –  Includes interest income on vacation ownership mortgages receivable, as well as fees from servicing the existing securitized portion of Vistana’s receivables portfolio.

Cost reimbursement revenue - Represents the compensation and other employee-related costs directly associated with managing properties that are included in both revenue and cost of sales and that are passed on to the property owners or homeowner associations without mark-up. Cost reimbursement revenue of the Vacation Ownership segment also includes reimbursement of sales and marketing expenses, without mark-up, pursuant to contractual arrangements.

Management fee revenue - Represents vacation ownership property management revenue earned by our Vacation Ownership segment exclusive of cost reimbursements.

Membership fee revenue -  Represents fees paid for membership in the Interval Network, Vistana Signature Network and Hyatt Residence Club.

Other revenue - Includes revenue related primarily to exchange and rental transaction activity and membership programs outside of the Interval Network, Vistana Signature Network and Hyatt Residence Club, sales of marketing materials primarily for point-of-sale developer use, and certain financial services-related fee income.

Rental and ancillary – Includes our rental activities such as Getaways, club rentals and owned hotel revenues, as well as associated resort ancillary revenues.

Rental management revenue –  Represents rental management revenue earned by our vacation rental businesses within our Exchange and Rental segment, exclusive of cost reimbursement revenue.

Resort operations revenue - Pertains to our revenue generating activities from rentals of owned vacation ownership inventory (exclusive of lead-generation) along with ancillary resort services, in addition to rental and ancillary revenue generated by owned hotels.

Sales of vacation ownership products, net – Includes sales of vacation ownership products, net, for HVO and Vistana.

Service and membership revenue –  Revenue associated with providing services including membership-related activities and exchange transactions, as well as vacation ownership and vacation rental management businesses.

Transaction revenue – Interval Network, Vistana Signature Network and Hyatt Residence Club transactional and service fees paid primarily for exchanges, Getaways, reservation servicing and related transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We conduct business in certain foreign markets, primarily in the United Kingdom, Mexico and European Union markets. Our foreign currency risk primarily relates to our investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar. This exposure is mitigated as we have generally reinvested profits in our international operations. As currency exchange rates change, translation of the income statements of our international businesses into U.S. dollars affects year‑over‑year comparability of operating results.

In addition, we are exposed to foreign currency risk related to transactions and/or assets and liabilities denominated in a currency other than the functional currency. Historically, we have not hedged currency risks.

Furthermore, in an effort to mitigate economic risk, we hold U.S. dollars in certain subsidiaries that have a functional currency other than the U.S. dollar.

Operating foreign currency exchange for the three and nine months ended September 30, 2016 resulted in a net loss of $1 million, each period, and resulted in a minimal net loss for the three and nine months ended September 30, 2015. This activity is attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency.

Non-operating foreign exchange net loss was $4 million for the third quarter of 2016 compared to a net gain of $2 million in 2015. The unfavorable fluctuations during the current quarter were primarily driven by U.S. dollar denominated intercompany loan positions held at September 30, 2016 affected by the stronger dollar compared to the

Mexican peso. The favorable fluctuations during the 2015 third quarter was primarily driven by U.S. dollar excess cash positions held at September 30, 2015 affected by the stronger dollar compared to the Colombian and Mexican pesos.

Non-operating foreign exchange net loss was $2 million for the nine months ended September 30, 2016 compared to a net gain of $4 million for the nine months ended September 30, 2016. The unfavorable fluctuations in 2016 were primarily driven by U.S. dollar denominated intercompany loan positions held at September 30, 2016 which were affected by the stronger dollar compared to the Mexican peso, partly offset by favorable fluctuations stemming from the stronger dollar against the British pound. The favorable fluctuations in 2015 were primarily driven by U.S. dollar excess cash positions held at September 30, 2015 affected by the stronger dollar compared to the Mexican and Colombian pesos as well as the Egyptian pound.

Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three and nine months ended September 30, 2016 would result in an approximate change to revenue of $2 million and $5 million, respectively. There have been no material quantitative changes in market risk exposures since December 31, 2015.

Interest Rate Risk

We are exposed to interest rate risk through borrowings under our amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement as of April 2015 is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.50%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.50%, in each case based on ILG’s leverage ratio. As of September 30, 2016, the applicable margin was 2.00% per annum for LIBOR revolving loans and 1.00% per annum for Base Rate loans. As of September 30, 2016, we had $75 million outstanding under our revolving credit facility; a hypothetical 100 basis point change in interest rates would result in an approximate change to interest expense of $1 million for the nine months ended September 30, 2016. While we currently do not hedge our interest rate exposure, this risk is mitigated by the issuance of $350 million senior notes in April 2015 at a fixed rate of 5.625% as well as variable interest rates earned on our cash balances, as well as future securitizations are expected to be at fixed rates of interest. The proceeds of the senior notes were used to pay down the revolving credit facility in April 2015.

Additionally, our consumer financing business generates income from the spread between the revenue generated on loans originated less its costs to fund and service those loans, including interest costs related to associated securitizations. Adverse changes in prevailing market rates for securitizations could negatively impact income from our consumer financing business in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Unregistered Sale of Securities. None

(b)         Use of Proceeds. Not applicable

(c)          Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended September 30, 2016 by or on behalf of ILG or any “affiliated purchaser,” as defined by Rule 10b‑18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b‑18 of the Exchange Act.

Period			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	per Share	or Programs	or Programs(1)
July 2016	1,450,000	$17.22	1,450,000	$13,734,312
August 2016	779,957	$17.61	779,957	$—
September 2016	—	$—	—	$—

(1)In February 2015, we announced that our Board of Directors had authorized the repurchase of up to $25 million of our common stock. In May 2016, we announced that our Board of Directors had increased the authorization for the repurchase of up to $100 million of our common stock. There is no time restriction on this authorization and repurchases may be made in the open‑market or through privately negotiated transactions. In November 2016, the Board authorized repurchases of up to $50 million of ILG common stock.

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

Date: November 8, 2016

ILG, INC.

By:	/s/ William L. Harvey
William L. Harvey
Chief Financial Officer

By:	/s/ John A. Galea
John A. Galea
Chief Accounting Officer