Form 10-K
period 2016-12-31
ILG, Inc.
filed 2017-03-01
CIK 1434620

As filed with the Securities and Exchange Commission as of March 1, 2017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,714,625,106. As of February 22, 2017, 124,509,536 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

Throughout this Annual Report on Form 10‑K, the terms “ILG,” “Company,” “we,” “us” and” “our” refer to ILG, Inc. and, except as the context otherwise requires, its consolidated subsidiaries. The “Hyatt Vacation Ownership” business or “HVO” refers to the group of businesses using the Hyatt® brand in the shared ownership business pursuant to an exclusive, global master license agreement with a subsidiary of Hyatt Hotels Corporation (“Hyatt”). The Vistana Signature Experiences business or “Vistana” uses the Westin®  and Sheraton® brands (and to a limited extent the St. Regis® and The Luxury Collection® brands) in vacation ownership pursuant to an exclusive global license agreement with Starwood Hotels & Resorts Worldwide, LLC (“Starwood”). All brand trademarks, service marks or trade names cited in this report are the property of their respective holders.

The information found on our corporate website, www.iilg.com, or any other website referred to in this report, is not incorporated into this Annual Report or any other report we file with or furnish to the United States Securities and Exchange Commission.

PART I

Cautionary Statement Regarding Forward‑Looking Information

This annual report on Form 10‑K contains certain statements which may constitute “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward looking‑statements, and are contained throughout this document. These forward‑looking statements reflect management’s views and assumptions as of the date of this annual report regarding future events and operating performance. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “potential,” “continue,” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” “might,” and “could” among others, generally identify forward‑looking statements. These forward‑looking statements include, among others, statements relating to: our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward‑looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Actual results could differ materially from those contained in the forward‑looking statements included in this annual report for a variety of reasons, including, among others the risks and uncertainties discussed in Item 1A “Risk Factors” of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward‑looking statements.

Item 1.    Business.

Overview

ILG, Inc. is a leading provider of professionally delivered vacation experiences and the exclusive global licensee for the Hyatt®, Westin® and Sheraton® brands in vacation ownership. As of December 31, 2016, we have a total of 41 resorts within Vistana Signature Experiences (Vistana) and Hyatt Vacation Ownership (HVO) businesses, manage approximately 250 resorts overall, while serving more than 2 million members through our various membership and exchange programs. We operate in the following two segments: Vacation Ownership (VO) and Exchange and Rental.

Vacation Ownership engages in sales, marketing, financing, and development of vacation ownership interests (VOIs); the management of vacation ownership resorts; and related services to owners and homeowners associations (HOAs). The sales, marketing, development, and financing services are provided through Vistana and HVO. We provide management services to more than 200 vacation ownership properties and/or their associations through Vistana, HVO, Vacation Resorts International (VRI), Trading Places International (TPI), and VRI Europe. The Vacation Ownership segment represented approximately 58% of ILG’s consolidated revenue for the fiscal year ended December 31, 2016 reflecting the May 2016 Vistana acquisition, and approximately 28% of ILG’s consolidated revenue for the fiscal year ended December 31, 2015.

Exchange and Rental offers access to vacation accommodations and other travel‑related transactions and services to leisure travelers, by providing vacation exchange services and vacation rental, working with resort developers and HOAs as well as operating vacation rental properties. Vacation exchange services provide owners of vacation interests with flexibility and choice by delivering access to alternate accommodations through exchange networks encompassing a variety of resorts. Our principal exchange network administered by Interval International (referred to as Interval) is the Interval Network, in which more than 3,000 resorts located in over 80 nations participated as of December 31, 2016. We also operate additional exchange programs including the Vistana Signature Network with 19 resorts and Hyatt Residence Club with 16 resorts, in each case as of the end of 2016, as well as exchanges through TPI. This segment provides vacation rental through the Aqua‑Aston business as part of a comprehensive package of marketing, management and rental services offered to vacation property owners including hotel and condo hotel owners, primarily of Hawaiian properties, as well as through the Interval Network and branded clubs. The Exchange and Rental segment represented approximately 42% of ILG’s consolidated revenue for the fiscal year ended December 31, 2016 reflecting the May 2016 Vistana acquisition, and approximately 72% of ILG’s consolidated revenue for the fiscal year ended December 31, 2015. For information regarding the results of operations of ILG and its segments on a historical basis, see Note 20 to the Consolidated Financial Statements of ILG and the disclosure set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

History

ILG was incorporated as a Delaware corporation in May 2008 under the name Interval Leisure Group, Inc. in connection with the spin‑off of IAC/InterActiveCorp, or IAC, into five separate publicly traded companies. ILG commenced trading on The NASDAQ Stock Market in August 2008 under the symbol “IILG” and since October 2016 trades under the symbol “ILG.”

The businesses operated by ILG’s subsidiaries have extensive operating histories. Our Interval International business was founded in 1976, the Aqua-Aston business traces its roots in lodging back over 60 years, Trading Places International was founded in 1973, Vacation Resorts International in 1981; the Hyatt Vacation Ownership business began in 1994 and Vistana was established in 1980.

On October 1, 2014, we acquired the Hyatt Vacation Ownership business, or HVO, which provides vacation ownership services at 16 Hyatt Residence Club resorts, from subsidiaries of Hyatt Hotels Corporation. In connection with the acquisition, we entered into an exclusive license for use of the Hyatt® brand with respect to the shared ownership business. The global license agreement runs through 2093 and may be extended for three 20-year terms, subject to meeting certain sales performance tests.

On May 11, 2016, we acquired the vacation ownership business of Starwood, now known as Vistana. At closing, Starwood spun-off Vistana to its stockholders immediately prior to the merger of Vistana with and into a wholly owned subsidiary of ILG. In the merger, ILG issued approximately 72.4 million shares of ILG common stock to the holders who received Vistana common stock in the spin-off. Additionally, ILG directly purchased certain Mexican entities and a note receivable for total consideration of $128 million. In connection with the acquisition, Vistana entered into an exclusive, 80-year global license agreement with Starwood for the use of the Westin® and Sheraton® brands in vacation ownership. The global license agreement may also be extended for two 30-year terms, subject to meeting certain sales performance tests. Also, Vistana has the non-exclusive license for the existing St. Regis® and The Luxury Collection® vacation ownership properties and an affiliation with the Starwood Preferred Guest program.

Industry Overview and Trends

The hospitality industry, which includes vacation ownership and vacation rental, is a major component of the leisure travel industry.

Vacation Ownership

Vacation ownership generally offers a long-term or perpetual usage right in a resort-style villa and encompasses traditional timeshare regimes, fractional products, private residence clubs, condo hotels and other forms of shared ownership, and vacation home ownership. Vacation ownership products offer many alternatives that allow vacationers to choose the product that best suits their lifestyle and travel preferences, including location, size of accommodation and time of year. Relative to hotel rooms, vacation ownership units typically offer more spacious floor plans and residential features including a living room, fully equipped kitchen, dining area and other residential features.

According to the American Resort Developer Association, referred to as ARDA, vacation ownership sales (excluding sales of fractional, private residence club, destination club and whole ownership products) in the U.S. for 2015, the last year for which data is available, were approximately $8.6 billion, representing a 7% compounded annual growth rate from 2011 sales of $6.5 billion. Notably, ARDA reports that U.S. timeshare resorts had an average occupancy of nearly 80% in 2015 significantly higher than average occupancy of approximately 66% at U.S. hotels for the same period.

As of December 31, 2015, the U.S. traditional timeshare industry was comprised of 1,547 resorts, representing approximately 200,720 units and an estimated 9.2 million vacation ownership week equivalents, according to ARDA.

In addition to sales, the vacation ownership industry provides financing or facilitates access to third‑party financing for customers. Customers that choose to finance their purchase generally make a down payment of 10% to 20% of the purchase price for a five to fifteen year loan. Larger timeshare companies will access the securitization markets to obtain long‑term capital and liquidity. Upon a loan default, the vacation ownership company may recover on the ownership interest securing the loan and remarket the interest for sale.

Vacation ownership resorts in the United States typically form not-for-profit homeowners’ associations, or HOAs, which serve at the direction of elected boards of directors. The HOA is responsible for administering the property on behalf of the owners which includes overall asset maintenance, long-term planning and, in many cases, monitoring that capital needs are met. In most resorts, the HOA hires a management company to operate the resort on a day-to-day basis. To fund the ongoing operational costs of the vacation ownership resort, each owner is required to pay a maintenance fee equal to his or her pro rata share of operating and capital expenses. In addition to operating costs, these costs often include management fees and expenses, taxes, insurance, reserves and other allocable costs. If an owner fails to pay the maintenance fee, a default occurs that may result in the loss of the owner’s interest. Upon a payment default, an HOA will endeavor to find a new owner that will pay its share of the resort costs. As such, HOAs may seek the services of a management company or other provider that has marketing and distribution capabilities to re-sell recovered ownership interests.

Management companies may provide a range of services to HOAs, including the following:

•	administrative services for reservations, front desk, board and owner meetings,
•	fiscal services for budgeting, maintaining books and records, billing and collection of assessments, and reporting,
•	quality assurance inspections, maintenance, capital planning, and on-site resort operations services,
•	risk management, and
•	sales and marketing of HOA defaulted inventory.

Exchange and Rental Services

Vacation exchange and rental businesses offer leisure travelers vacation accommodations at villas, condo hotels, hotels, vacation ownership units, vacation homes, and condominiums, as well as other travel‑related products and benefits. In addition, this fee‑for‑service business provides services to owners of vacation properties and developers.

Vacation ownership users have the opportunity to enjoy the flexibility to exchange their usage rights in a given year for stays in other resorts within the developer network or with a third-party exchange company. Many vacation ownership resort developers and managers provide internal exchange services to owners within their resort systems, such as Vistana Signature Network and Hyatt Residence Club. There are two principal providers of external vacation ownership exchange services, Interval International, an ILG business, and RCI, LLC, a subsidiary of Wyndham Worldwide Corp. TPI and several third parties also operate in this industry segment with a significantly more limited scope of available accommodations.

The fragmented vacation rental market includes both managed properties and those offered by owners. In general, the managed properties are better able to engage in market‑based pricing and offer hotel‑like services. Vacation rental accommodations offer value to travelers seeking more than a nightly stay by often providing greater space and convenience than traditional hotel rooms and offering separate living, sleeping and eating quarters. Rental companies also facilitate the rental process by handling most, if not all, aspects of interaction with vacationers. In addition, alternative lodging marketplaces, such as Airbnb and HomeAway, operate websites that market available furnished, privately‑owned residential properties for nightly, weekly or monthly rental.

DESCRIPTION OF BUSINESS SEGMENTS

Vacation Ownership

Our Vacation Ownership segment engages in sales, marketing, financing, and development of VOIs; the management of vacation ownership resorts; as well as related services to owners and associations. Our businesses include the exclusive global licensees of the Hyatt, Westin and Sheraton brands in vacation ownership pursuant to long-term license agreements with Starwood and Hyatt.

Revenue

Revenue from the Vacation Ownership segment is derived principally from:

•	sales of VOIs by Vistana and HVO,
•	interest income earned for financing these sales,
•	fees for resort and HOA management services, and
•	rental and ancillary revenues, including from hotels owned by Vistana and HVO.

Sales and Marketing of VOIs

Vistana and HVO sell, market, finance, and develop vacation ownership resorts currently located in the United States, Mexico and the Caribbean. Our resorts are located in attractive destinations and offer upscale accommodations with studio, one-, two- and three-bedroom options. They generally include spacious living and dining areas, master bedrooms with upgraded master bathrooms, in-unit kitchens and laundry facilities, combined with resort amenities that vary by property and may include swimming pools, a lazy river, restaurants and bars, marketplaces, fitness facilities and spas, as well as sports and recreation facilities and activity programming appropriate for a variety of vacation lifestyles. Our purchase prices vary depending on the product: number and type of points; or resort, season and unit type. The branded vacation ownership business model provides for the collection of annual maintenance fees and the establishment of capital reserves that allow our high-quality standards to be maintained.

Vistana and HVO sell VOIs that convey direct or indirect legal ownership interests in the underlying real property or long-term lease as deeded real estate, membership interests, or in Mexico and certain phases in the U.S. Virgin Islands as ownership interests. These interests provide point packages that offer specific site and/or multi-site resort options or, in certain cases, usage rights for a one‑week or longer interval at a specific resort. One of these multi-site points programs, Sheraton Flex, was launched by Vistana in January 2015 and allows owners to have preferred access to a group of resorts that currently includes resorts in Orlando, Florida; Myrtle Beach, South Carolina; Scottsdale, Arizona; Steamboat Springs, Colorado; and Jensen Beach, Florida. HVO expects to launch a similar multi-site points club in 2017. Each purchaser from HVO is automatically enrolled in the Hyatt Residence Club and purchasers from Vistana generally are automatically enrolled in the Vistana Signature Network, both of which allow owners to trade some or all of their usage rights as described below in “Description of Business Segments–Exchange and Rental.”

In addition, we receive fees for sales and marketing, brand licensing and other services provided to properties where the developer is not controlled by us. We have global master license agreements with Starwood and Hyatt which provide us with an exclusive license for the use of the Westin®, Sheraton® and Hyatt® brands, respectively, in vacation ownership, as described below. The Vistana Signature Network and Hyatt Residence Club resorts are able to use their respective brands through agreements with us. In the event a master license agreement terminates or following a transition period after its expiration, the applicable resorts will no longer be able to use the brand name, and any of the resorts may also lose the rights to the name in the event it does not maintain certain standards or otherwise breaches its agreements with us.

Marketing and Sales Activities

Generally, we sell VOIs to prospective purchasers who attend a resort tour and sales presentation at one of our sales preview centers and learn about the benefits of ownership of our VOIs from one of our sales associates. As of December 31, 2016, we operate 23 active sales preview centers.

Our marketing to attract potential purchasers focuses primarily on guests of our resorts and nearby same-brand hotels, existing owners and potential customers targeted through our marketing programs. We utilize a number of marketing channels to attract qualified customers to our resorts, including preview packages, trial programs, local marketing desks, partner marketing and online channels.

An important component of our direct marketing activities is focused on offering members of the Starwood Preferred Guest Program (“SPG Program”) or the Hyatt Gold Passport/World of Hyatt program, as applicable, and other databases of prospective owners a subsidized vacation preview package to one of our resorts or a nearby hotel, to introduce these guests to the benefits of vacation ownership. Sales guests who do not purchase VOIs during their initial tour are offered a special package for another stay at one of our resorts through a trial package whereby they will participate in a subsequent sales tour. These return guests are typically twice as likely to purchase a VOI as a first-time visitor. This program provides the opportunity to experience some of the features of ownership and returning trial program guests can typically apply the package price to their ownership down payment. We also market selectively within our markets via off-premises contacts, local marketing centers in high-traffic locations. In addition, we use a variety of partner marketing approaches and business alliances with travel, retail and financial companies. Finally, we leverage digital and social channels to connect with our customers throughout the year. We deliver valuable vacation information and create an ongoing stream of new customers while building an affinity for our vacation networks and our brands.

We take great care in ensuring we deliver informative and branded sales presentations. Consumers place their trust in the Hyatt, Westin and Sheraton brands and preserving that trust and building on the strength of those brands will continue to attract qualified customers to our products in the future. Our premium sales gallery environments are designed to showcase our brand affiliations, travel options and destinations to allow our sales guests to explore the world through a visual presentation.

Whether presenting to existing owners or prospective owners, we deliver a personalized presentation in a sophisticated and comfortable environment where the customers’ level of interest drives the process. These activities are delivered with care and accuracy across our sales gallery system and we survey customers who have attended a tour to capture their feedback through our quality assurance process.

We strive to attract, train and retain a superior sales force. We extensively train our sales representatives through strong on-boarding processes and periodic recurring training programs. Our sales executives are regularly evaluated for presentation consistency, professionalism and performance.

Inventory and Development

One way we plan to grow our revenue and operations is through increased VOI sales volume. Our pipeline of VOI inventory includes completed VOIs currently owned by us or our joint ventures, reacquired VOIs and additional VOIs that we currently plan to develop, which represents approximately $6.8 billion of projected remaining inventory sales volume available as of December 31, 2016, including estimated returns and price increases.

We reacquire existing VOIs in several ways including loan defaults, HOA payment defaults and open market purchases. In the event of a loan default, we are able to recover and return to inventory the underlying VOI. In the event of a maintenance fee default, the HOA will recover the owner’s VOI. We have entered into inventory recovery agreements with certain of our HOAs that provide us the right to purchase those VOIs. Terms of those agreements vary, including the purchase price. Additionally, we engage in a limited number of open market purchases of VOIs.

Recovered VOI inventory may be sold by us to new customers or existing owners at full retail value. Once we reacquire a VOI, we are generally responsible for paying that VOI’s share of maintenance dues beginning in the year after we take title until the product is sold. Although the volume of VOIs that we recover could fluctuate in the future for various reasons, in each of 2016, 2015 and 2014, we have recovered in the ordinary course of business through these sources less than 5% of the total VOIs cumulatively sold to and owned by our owners at the beginning of each respective year.

In December 2014, Hyatt Ka’anapali Beach opened on Maui. This resort was developed through an unconsolidated joint venture with Host Hotels & Resorts and HVO is providing sales, marketing and management services and the license for the brand.

During 2017 we plan to open over 650 units, The Westin Los Cabos Resort Villas & Spa (147 units), The Westin Nanea Ocean Villas (390 units), as well as additional phases at the following resorts:

•	The Westin Desert Willow Villas, Palm Desert (84 units);
•	The Westin St. John Resort Villas (26 units); and
•	Hyatt Wild Oak Ranch (24 units).

Additionally, we expect to begin conversion of three of the four remaining hotels that were included in the acquisition of Vistana from Starwood as well as additional phases at several resorts over the next three to five years.

Costs incurred to date and expended in the future to complete the development of these properties is recorded in either inventory or property and equipment, net on our combined balance sheets. The costs recorded to property and equipment, net are related to the developer retained assets within the projects. See “Risk Factors” for further discussion of risks associated with real estate development activities.

In the future, we may pursue growth opportunities targeting the acquisition or development of inventory in new locations. We may pursue these opportunities independently, with third-party developers or outside capital sources.

Our Resorts

The following tables describe the resorts included in the Vistana Signature Network and the Hyatt Residence Club as of December 31, 2016.

Vistana Signature Network – Vacation Ownership Resorts
Resort Name	Location	Completed Units	Planned Units (1)(2)	Total Units
Sheraton Vistana Resort	Orlando, FL	1,566	—	1,566
Sheraton Vistana Villages	Orlando, FL	892	734	1,626
Vistana’s Beach Club	Jensen Beach, FL	76	—	76
Sheraton PGA Vacation Resort	Port St. Lucie, FL	30	—	30
The Westin Nanea Ocean Villas (3)	Maui, HI	102	288	390
The Westin Ka’anapali Ocean Resort Villas	Maui, HI	280	—	280
The Westin Ka’anapali Ocean Resort Villas North	Maui, HI	258	—	258
The Westin Princeville Ocean Resort Villas	Kauai, HI	173	—	173
The Westin Lagunamar Ocean Resort Villas & Spa	Cancun, MX	290	—	290
The Westin Los Cabos Resort Villas & Spa(3)	Los Cabos, MX	0	147	147
The Westin St. John Resort Villas	St. John, USVI	226	26	252
Harborside Resort at Atlantis (4)	Nassau, Bahamas	198	—	198
Sheraton Broadway Plantation	Myrtle Beach, SC	342	160	502
The Westin Mission Hills Resort Villas	Rancho Mirage, CA	158	—	158
The Westin Desert Willow Villas, Palm Desert	Palm Desert, CA	178	122	300
The Westin Kierland Villas	Scottsdale, AZ	149	—	149
Sheraton Desert Oasis Villas	Scottsdale, AZ	150	—	150
Sheraton Mountain Vista	Vail Valley, CO	78	—	78
The Westin Riverfront Mountain Villas	Vail Valley, CO	34	—	34
Lakeside Terrace Villas	Vail Valley, CO	23	—	23
Sheraton Steamboat Resort	Steamboat Springs, CO	53	—	53
	Total	5,256	1,477	6,733

Vistana Signature Experiences – Hotels
Resort Name	Location	Hotel Rooms	VO Units Upon Conversion
The Westin Resort & Spa, Cancun	Cancun, MX	379	248
The Westin Resort & Spa, Puerto Vallarta	Puerto Vallarta, MX	280	139
Sheraton Kauai Resort	Kauai, HI	394	126
Sheraton Steamboat Resort	Steamboat Springs, CO	188	112
	Total	1241	625

Vistana Signature Experiences– Fractional Residences
Resort Name	Location	Completed Units	Planned Units (1)(2)	Total Units
The Phoenician Residences, The Luxury Collection Residence Club	Scottsdale, AZ	6	—	6
The St. Regis Residence Club, Aspen	Aspen, CO	25	—	25
The St. Regis Residence Club, New York	New York, NY	31	—	31
	Total	62	—	62

Hyatt Residence Club
Resort Name	Location	Completed Units	Planned Units (1)(2)	Total Units
Hyatt Grand Aspen	Aspen, CO	53	—	53
Hyatt Piñon Pointe	Sedona, AZ	109	—	109
Highlands Inn	Carmel, CA	94	—	94
Northstar Lodge	Truckee, CA	2	—	2
Hyatt Mountain Lodge	Avon, CO	50	—	50
The Residences at Park Hyatt Beaver Creek	Avon, CO	15	—	15
Hyatt Main Street Station	Breckenridge, CO	51	—	51
Hyatt Coconut Plantation	Bonita Springs, FL	72	264	336
Hyatt Beach House	Key West, FL	74	—	74
Hyatt Sunset Harbor	Key West, FL	40	—	40
Hyatt Windward Pointe	Key West, FL	93	—	93
Hyatt Siesta Key Beach	Siesta Key, FL	11	—	11
Hyatt Ka’anapali Beach(4)	Maui, HI	131	—	131
Hyatt High Sierra Lodge	Incline Village, NV	60	—	60
Hyatt Hacienda del Mar	Dorado, PR	81	—	81
Hyatt Wild Oak Ranch	San Antonio, TX	96	192	288
	Total	1,032	456	1,488

(1)	These properties are entitled for vacation ownership use and are currently either in development, planning or evaluation stages.
(2)	Excludes additional developable land in Florida, Hawaii, St. John, Mexico and Colorado, which are not included in Vistana’s near term development plans but are under evaluation for longer term needs.
(3)	Currently under construction. Scheduled to open in second quarter 2017.
(4)	Unconsolidated joint venture.

Consumer Financing

In connection with the sales of VOIs, we provide financing to eligible purchasers collateralized by the VOIs. These loans generally bear interest at a fixed rate and have a term of five to fifteen years. As of December 31, 2016, our consolidated loan portfolio consisted of approximately 57,000 loans with an outstanding balance of $719 million, net of allowance for loan losses on originated loans, and a weighted average interest rate of 13.4%. During the last two years (including Vistana’s experience prior to the acquisition), approximately 75% of our sales were financed, while typically about 30% of loans we issue are repaid in full within 180 days based on average historical experience.

As loan payments are made, the nature of these generally fully-amortizing loans establishes an increasing level of owner financial commitment in their purchase which reduces the likelihood of default. When a customer defaults, we ultimately return their VOI to inventory for resale, and that customer no longer participates in the applicable network. For the twelve months ended December 31, 2016, our loan portfolio had an actual default rate of 4.4%.

For those customers seeking financing, we apply the credit evaluation score methodology developed by FICO to credit files compiled and maintained by a credit reporting bureau. Higher credit scores equate to lower credit risk and lower credit scores equate to higher credit risk. As of December 31, 2016, the weighted average FICO score of our vacation ownership notes receivable at the time of origination was 712.

In underwriting each loan, we obtain a credit application and review the application for completeness. We generally require a minimum down payment of 10% of the purchase price on all sales of VOIs. Our down payment requirements from borrowers are influenced by their length of credit history, country of residence and credit profile.

Our underwriting standards are influenced by the changing economic and financial market conditions. We have the ability to modify our down payment requirements and credit thresholds in the face of stronger or weaker market conditions. Our underwriting standards have resulted in a strong, well-seasoned consumer loan portfolio. As of December 31, 2016, our serviced VOI customer loan portfolio exhibited the following characteristics:

•	Weighted Average Original Length of Loan: 11 years
•	Weighted Average Remaining Length of Loan: 8 years
•	Average 2016 delinquency (31-120 days past due): 2.1%

We have a skilled consumer finance team. This team is responsible for loan customer servicing, which includes billing, collections and credit reporting, reacquisition of inventory collateralizing defaulted loans, and monitoring portfolio performance. Our in-house training program includes product and sales information, purchase documents, consumer privacy, system security, state and Federal legislation and department procedures related to loan servicing and collection. Accounts more than 30 days past due are reported as delinquent. A loan that is more than 120 days past due is charged off for financial accounting purposes and may then be recovered through a deed-in-lieu of foreclosure or foreclosure. In the deed-in-lieu of foreclosure process, the customer deeds (or assigns, in the case of any certificated membership interests) the VOI back to us. For domestic owners, this process takes approximately 60 to 90 days. At the end of the recovery process, we return the VOI into inventory.

Management and Ancillary Services

We provide management services to over 200 vacation ownership properties and/or their associations through Vistana, HVO, TPI, VRI and VRI Europe. As of December 31, 2016:

•	Vistana provides management services to 22 vacation ownership resorts in the United States, Mexico and the Caribbean; and
•	HVO provides management services for 16 vacation ownership resorts throughout the United States.
•	VRI Europe manages 28 vacation ownership resorts in Spain and the Canary Islands, the United Kingdom, France and Portugal, including resorts developed by our joint venture partner, CLC World Resorts,
•	TPI and VRI provide property management, HOA management and related services to nearly 150 vacation ownership resorts in the United States, Canada and Mexico,

All of these businesses provide resort management services for vacation ownership resorts, which, in the United States are governed by a board of directors comprised of owner or developer representatives that are charged with ensuring the resorts are well-maintained and financially stable. Our services include day-to-day operations of the resorts, maintenance of the resorts, preparation of reports, budgets, HOA administration, risk management, quality assurance and employee training.

Our management services are provided pursuant to agreements with terms generally ranging from one to ten years (with several indefinite-lived contracts in Europe) many of which are automatically renewable. For the Vistana and HVO resorts, retaining us as the manager provides the properties with continued use of the Hyatt, Westin or Sheraton trademarks and the owners continued access to the Vistana Signature Network and SPG Program or the Hyatt Residence Club and Hyatt Gold Passport/World of Hyatt program, in accordance with our agreements with Starwood and Hyatt and subject to compliance with brand standards. Management fees are negotiated amounts for management and other specified services, and at times (including for most of the Vistana and HVO properties) are based on a cost plus arrangement. Generally, our management fees are paid by the HOA and funded from the annual maintenance fees paid by the individual owners to the association. These maintenance fees represent each owner’s allocable share of the costs of operating and maintaining the resorts, which generally includes personnel, property taxes, insurance, a capital asset reserve to fund refurbishment and other related costs. The management fees we earn are highly predictable due to the relatively fixed nature of resort operating expenses. We are reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services.

In addition, if a property owner defaults on payment of its maintenance or management fees, the HOA has the right to recover the defaulting owner’s VOI. As a service to the HOA, we may assume the defaulted owner’s obligations in exchange for an agreed purchase price or assist the HOA in contracting with a third party to resell this inventory.

Most of VRI Europe revenue is based on a different model. Typically, VRI Europe charges vacation owners directly an annual fee intended to cover property management, all resort operating expenses and a management profit. Consequently, VRI Europe’s business model normally operates at a lower gross margin than the other management businesses, when excluding pass‑through revenue.

Vistana, HVO, TPI and VRI also offer vacation rental services to HOAs and, in some cases, individual VOI owners as well as renting owned inventory in vacation ownership resorts and hotels. Rentals of branded units are made through Hyatt or Starwood distribution channels, third party online travel agencies and our marketing channels, while VRI and TPI inventory is rented online directly to consumers through our websites, www.vriresorts.com, and www.tradingplaces.com as well as through Interval for use as Getaways. Rental expenses include maintenance fees on owned inventory, subsidy payments to property owner associations at resorts that are in the early phases of construction or sales where maintenance fees collected from the owners are not sufficient to support operating costs of the resort and marketing costs and direct operating and related expenses in connection with the rental business (e.g., housekeeping, credit card expenses and reservation services). We provide food and beverage, retail, golf, spa and other services to our owners, guests and customers and earn fees and other revenues typically associated with these activities and experiences.

Master License Agreements

We have license agreements with each of Starwood and Hyatt that provide:

•	Vistana the exclusive global use of the Westin and Sheraton brands in vacation ownership and use of the St. Regis and Luxury Collection brands for specific fractional resorts; and
•	HVO the exclusive global use of the Hyatt brand in vacation ownership.

Pursuant to the terms of these license agreements, the relevant business may continue to develop, market, sell and operate existing vacation ownership projects as well as new Westin, Sheraton or Hyatt-branded vacation ownership projects agreed to by us and either Starwood or Hyatt, as applicable. HVO must comply with designated Hyatt brand standards and Vistana must comply with designated Westin and Sheraton brand standards, with respect to the operation of the applicable licensed business. The Vistana license has an initial term through 2095 with two 30-year renewals and the HVO license has an initial term through 2093 with three 20-year renewals. In each case the renewals are subject to meeting sales performance tests. In consideration for the licenses, we have agreed to pay Starwood a base royalty fee of $30 million per year plus a variable royalty fee of 2% of the gross sales price of applicable inventory, while we agreed to pay Hyatt certain recurring royalty fees based on revenues generated from vacation ownership sales, management, rental and club dues collected by us related to the branded business.

Our agreements with Starwood and Hyatt provide access to the SPG and Hyatt Gold Passport/World of Hyatt programs for sales incentives, exchange as well as marketing channels to source prospective customers.

Both licenses contain restrictions on transfers by us without Starwood’s or Hyatt’s written consent of (1) the license agreement, (2) all or substantially all of the relevant licensed business or (3) a transaction or series of transactions that result in a “change of control” of ILG or Vistana or HVO.

Written consent is not required for a “change of control” of ILG if on the date of the transaction that results in a “change of control” (1) ILG is publicly traded, or (2) ILG is not publicly traded but earnings from the licensed business do not comprise substantially all (90% for Hyatt license) of ILG’s EBITDA at such time; provided that the following conditions are satisfied as of the date of the transaction that resulted in a “change of control” of ILG (a) there are no uncured agreement level defaults, (b) all royalty fees have been paid, and (c) the transferee is not a competitor of the licensor in the hotel, vacation ownership or, for the Starwood license, certain similar transient stay distribution businesses. Vistana’s license also requires a maximum leverage ratio for an acquirer.

Starwood and Hyatt may terminate their respective license agreement upon the occurrence of certain uncured, material defaults by us. Such defaults include, but are not limited to, a payment default, bankruptcy, a transfer in breach of the specified transfer restrictions or a material failure to comply with brand standards on a systemic level.

Exchange and Rental

Our Exchange and Rental segment offers access to vacation accommodations and other travel‑related transactions and services to leisure travelers, by providing vacation exchange services and vacation rental, working with resort developers and HOAs as well as operating vacation rental properties.

Vacation Exchange

Exchange Services

We offer leisure and travel‑related products and services to owners of VOIs and others primarily through various membership programs, as well as related services to resort developer clients and HOAs. Vacation exchange allows owners of VOIs to exchange their occupancy rights (whether denominated in weeks or points) for comparable, alternative accommodations at another resort and/or occupancy period or for other vacation experiences.

•

Interval Network.  Our primary exchange offering is the Interval Network, a membership‑based exchange program which also provides a comprehensive package of value‑added products and services. As of December 31, 2016, the Interval Network consisted of more than 3,000 resorts located in over 80 nations and approximately 1.8 million member families. Generally, individuals are enrolled by resort developers in connection with their purchase of VOIs from such resort developers, with initial membership fees being paid on behalf of members by the resort developers. Members may also enroll directly, for instance, when they purchase a VOI through resale or HOA affiliation at a resort that participates in the Interval Network. The Interval Network has established multi‑year relationships with resort developers, including leading independent and brand name developers, under exclusive affiliation agreements. The resorts participating in the Interval Network primarily include those with which Interval has an affiliation agreement in place, as well as resorts at which Interval continues to provide exchange services following the affiliation agreement’s term.

After their initial membership period, certain Interval Network members have the option of renewing their memberships for terms ranging from one to five years and paying their own membership fees directly to us. We sometimes refer to these as traditional members. Alternatively, some resort developers incorporate the Interval Network membership fee into certain annual fees they charge to owners of VOIs at their resorts or vacation ownership clubs, which results in these owners having their membership in the Interval Network and, where applicable, the Interval Gold or Interval Platinum program (as described below), automatically renewed through the period of their resort’s or club’s participation in the Interval Network. We sometimes refer to these as corporate members.

All vacation ownership accommodations relinquished to the Interval Network exchange programs are assigned a trading value based on multiple factors, including location, quality, seasonality, unit attributes and time of relinquishment prior to occupancy to determine the relinquished accommodations’ relative exchange value to the exchange network. Members are offered an exchange to accommodations which are generally of comparable value to those relinquished.

The Interval Network’s resort recognition program recognizes certain of its eligible Interval Network resorts as either a “Select Resort,” a “Select Boutique Resort,” a “Premier Resort,” a “Premier Boutique Resort,” an “Elite Resort” or an “Elite Boutique Resort” based upon the satisfaction of qualifying criteria, inspection, member feedback, and other resort‑specific factors. Over 40% of Interval Network resorts were recognized as a Select, Select Boutique, Premier, Premier Boutique, Elite or Elite Boutique Resort as of December 31, 2016.

•

Vistana Signature Network.  As of December 31, 2016, Vistana’s internal points-based exchange program, the Vistana Signature Network, or VSN, provides its more than 170,000 members with access to its 19 affiliated resorts as well as the opportunity to exchange through the Starwood Preferred Guest, or SPG, program to Starwood resorts and through the Interval Network. Based on the point value of the home resort unit owned, customers can choose other VSN resorts, the type of villa, the date of travel and the length of stay. VSN members have a four-month period where they have exclusive rights to occupancy at the related resort or points program without competition from other network members. During this home resort period, they can reserve vacation time based on the season and unit type purchased.

•

Hyatt Residence Club.  As of December 31, 2016, this points‑based membership exchange system serves more than 31,000 owners at 16 properties, providing them with access to the 16 Hyatt Residence Club resorts as well as the opportunity to trade their club points for Hyatt Gold Passport/World of Hyatt points which may be redeemed at participating Hyatt® branded properties and exchange through the Interval Network. Owners will receive Hyatt Residence Club points if they have not reserved at their home resort or points program during their allotted preference period or if they elect to convert to points earlier. The use of the Hyatt® name in connection with the Hyatt Residence Club is governed by the Master License Agreement with Hyatt described above.

•

Trading Places International.  Trading Places Classic provides exchange services to owners at certain of our managed timeshare properties as well as other direct‑to‑consumer exchanges that do not require a membership fee. For an annual fee, vacation owners may choose to join the upgraded Trading Places Prime program with additional benefits. Exchanges in these Trading Places programs are based on like value and upgrades are available upon payment of additional fees.

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

•

Interval Gold and Interval Platinum.  Interval Network members also may take advantage of one of our two enhanced membership tiers, Interval Gold, or Interval Platinum, each of which provides value-added benefits and services for an additional fee. Members are enrolled in these programs either by resort developers in connection with the initial purchase of their VOIs or by upgrading their membership directly. As of December 31, 2016, more than 40% of Interval Network members participate in an upgraded membership tier.

•

Club Interval.  This product gives owners of fixed or floating week timeshares the opportunity to use their resort week as points within the Interval Network. Club Interval members also receive all of the benefits of Interval Gold and can upgrade to Interval Platinum.

•

Sales and Marketing Support for Interval Network resorts.  Resort developers promote membership in our exchange programs and related value‑added services as an important benefit of owning a VOI. We offer developers a selection of sales and marketing materials. These materials, many of which are available in multiple languages, include brochures, publications, sales‑office displays, resort directories and Interval HD, an online video channel featuring resort and destination overviews. In addition, we offer programs, including our Leisure Time Passport program, that resort developers use as a trial membership program for potential purchasers of VOIs.

•	Operational Support for Interval Network resorts. Our Interval business also makes available a comprehensive array of back‑office servicing solutions to resort developers and resorts. For example,

for an additional fee, we provide reservation services and billing and collection of maintenance fees and other amounts due to developers or HOAs. In addition, through consulting arrangements, we assist resort developers in the design of tailored vacation programs for owners of VOIs.

Revenue

Our Exchange and Rental segment earns most of its vacation exchange revenue from (i) fees paid for membership in the Interval Network, the Vistana Signature Network and the Hyatt Residence Club and (ii) Interval Network, Vistana Signature Network and Hyatt Residence Club transactional and service fees paid primarily for exchanges, Getaways, reservation servicing, and related transactions collectively referred to as “transaction revenue.” Revenue is also derived from fees for ancillary products and services provided to members, fees from other exchange and rental programs and other products and services sold to developers.

Marketing

Our exchange businesses maintain corporate and consumer marketing departments, based in ILG’s global headquarters in Miami, Florida, with input and local expertise being provided by employees in local and regional offices worldwide. Vistana Signature Network marketing is based in Orlando, Florida while Hyatt Residence Club marketing is based in St. Petersburg, Florida. These departments are responsible for implementing marketing strategies and developing printed and digital materials that are necessary to promote membership participation, exchange opportunities and other value‑added services to existing members as well as for the Interval International business to secure new relationships with resort developers, HOAs and resorts to obtain and retain members.

Our consumer marketing efforts revolve around the deepening of new and existing customer relationships and increasing engagement and loyalty of members through a number of channels including direct mail, email, telemarketing, and online distribution. In addition to resort directories, magazines and newsletters, ILG’s exchange companies engage with their members through a number of online resources to encourage sharing of experiences and communication with one another about vacation ownership, travel and ways to maximize their memberships. Interval International hosts the members‑only Interval Community at intervalworld.com, and each of Interval, Vistana Signature Network and Hyatt Residence Club are utilizing social media channels like Facebook and Instagram to inspire vacations, share stories and promote the vacation ownership lifestyle.

Interval also markets products and services to resort developers and other parties in the vacation ownership industry through a series of business development initiatives. Our sales and services personnel proactively seek to establish strong relationships with developers and HOAs, providing input on consumer preferences and industry trends based upon years of experience. We believe that we have established a strong reputation within the vacation ownership industry as being highly responsive to the needs of resort developers, HOAs, management companies and owners of VOIs. In addition, we sponsor, participate in and attend numerous industry conferences around the world, including our co‑sponsored proprietary, multi‑day informational seminar, known as the International Shared Ownership Investment Conference. For the last 16 years, this event allows real estate developers, hospitality companies, investors and others contemplating entry into the vacation ownership industry to meet and network with industry leaders, as well as participate in educational panels on various vacation ownership issues, such as property and program planning, sales and marketing, financing and regulatory requirements. We have also maintained leadership roles in various industry trade organizations throughout the world since their inception, through which we have been a driving force in the promotion of growth of the industry and constructive legislation, both in the U.S. and abroad, principally aimed at creating or enhancing consumer protection in the vacation ownership industry.

Vacation Rental

We provide vacation rental as the key part of a comprehensive package of marketing, management and rental services offered to vacation property owners, through Aqua‑Aston. As of December 31, 2016, Aqua‑Aston provided vacation rental and/or management services to nearly 50 resorts primarily in Hawaii, as well as Orlando, Florida, and South Lake Tahoe, California.

This business provides vacation property rental services for condominium owners, hotel owners, and HOAs. The condominium rental properties are generally investment properties, and, to a lesser extent, second homes, owned by individuals who contract with Aqua‑Aston directly to manage, market and rent their properties, generally pursuant to short‑term agreements. We also offer such owners a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability. Generally, property and HOA management services, including administrative, fiscal and quality assurance services, are provided pursuant to exclusive agreements with terms typically ranging from one to ten years or more, many of which are automatically renewable. As of December 31, 2016, average tenure of these contracts was greater than 12 years.

Revenue is derived principally from fees for rental services and related management of hotel, condominium resort, and HOAs management. Management fees consist of a base management fee and, in some instances for hotels or condominium resorts, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers.

Important to the success and continued growth of the vacation rental business is our ability to source vacationers interested in booking vacation properties made available through our rental services. Our sales and marketing team in Honolulu, Hawaii, utilizes a variety of sales, marketing, revenue management and digital marketing initiatives to attract consumers and additional properties to Aqua‑Aston. The team in Hawaii utilizes many channels of distribution including traditional wholesale through tour operators and travel partners, online travel agencies and the Global Distribution System. In addition, Aqua‑Aston focuses on driving direct business through channels such as brand websites and our central reservations office. The sales team covers several market segments from corporate and government/military to travel agents and groups with a focus on the US, Canada, Australia, Europe, Japan, China and Korea. In many of these markets we have field sales personnel. We offer a variety of leisure accommodations to visitors from around the world through consumer websites such as, www.astonhotels.com, www.aquaresorts.com, www.aquahospitality.com, and www.mauicondo.com. As an additional distribution channel, Aqua‑Aston provides units to Interval for use as Getaways.

Technology

Our success also depends, in part, on our ability to provide prompt, accurate and complete service to our members through voice and data networks and proprietary and third party information systems. The technology platform for the Interval Network is a proprietary, custom developed enterprise application and database that manages all aspects of membership, exchange and Getaway transaction processing and inventory management. TPI uses a separate proprietary application for its exchange program. Both VSE and HVO use customized third-party applications to service their owners, manage their properties and market and sell vacation ownership interests. We also use advanced telecommunications systems and technologies to intelligently and efficiently route member calls, monitor calls, manage our service-center workforce and provide voice self-service capabilities to our customers. In addition, we operate consumer websites for our members and participants, such as www.intervalworld.com, www.vistana.com, www.hyattresidenceclub.com, www.ltp.com and www.tradingplaces.com. Interval provides services to their members using a mobile app for Getaway transactions. We are also in the process of expanding consumer-facing mobile capabilities for Interval, VSE, HVO and other subsidiaries.

ILG has implemented robust administrative, physical, and technical security controls that are designed to reasonably and appropriately protect the confidentiality, integrity, and availability of network, system infrastructure, and electronic data, by having deployed sensitive data unauthorized access management and monitoring; data loss prevention; system file integrity monitoring; 24/7 incident handling; security vulnerability management; intrusion detection; sensitive data encryption and tokenization; network and application protection; and, digital forensics and breach investigation solutions and processes.  Furthermore, we are a PCI Data Security Standards 3.2 Compliant and in Good-Standing entity at December 31, 2016.

Our Competitive Strengths

We expect to further our leadership role in the industry by leveraging our strengths, which include:

Meaningful contribution from contractual and recurring revenue streams

•

We receive annual membership dues and recurring transaction fees from approximately 1.8 million members of Interval International as of December 31, 2016. We also receive club dues and transaction fees from over 200,000 members of Hyatt Residence Club and Vistana Signature Network at year end 2016.

•	We provide vacation ownership management services through cost-plus or fee-for-service agreements to HOAs at over 200 resorts in North America and Europe as of December 31, 2016.
•	Our consumer finance business drives stable and recurring revenues from interest income earned on our $719 million vacation ownership notes receivables portfolio at year end 2016.
•	Our Aqua-Aston business provides fee-for-service rental management services at nearly 50 properties primarily located in Hawaii as of December 31, 2016.

Compelling growth profile fueled by existing inventory and identified growth projects

We have significant available existing inventory as well as identified growth opportunities including additional phases at existing resorts and hotel conversions. Our current vacation ownership properties and this development pipeline provides us with approximately $6.8 billion in expected sales value of inventory in highly desirable resort locations to be realized over time. The estimated over 2,500 additional units in our pipeline are planned either as conversions of hotels in our portfolio or on land we own.

Development expertise

Our development team has a long and successful record of strategically sourcing, evaluating and developing resorts in the most sought-after vacation destinations. Vistana and HVO have developed more than 5,000 VOI units across the United States, the Caribbean and Mexico.

Exclusive global master licenses to the Hyatt, Westin and Sheraton brands in vacation ownership

We have global rights in vacation ownership to three of the leading upper upscale hospitality brands. Our long-term license agreements give us the exclusive right to market, sell and lease VOI inventory and manage vacation ownership resorts under the Hyatt®, Westin® and Sheraton®  brands.  Our affiliation agreements with their loyalty programs, Starwood Preferred Guest (SPG) and Hyatt Gold Passport/World of Hyatt provide us with unique customer acquisition and product use benefits. SPG has more than 1,300 affiliated hotels in 100 countries and approximately 21 million members. Hyatt Gold Passport/World of Hyatt has approximately 680 affiliated hotels in 54 countries and over 8 million members. We believe that the unique position of being partnered with three distinct brands, owned by two different hotel companies, results in greater and more diversified growth opportunities.

Diversified and complementary businesses

We have a well-diversified and balanced portfolio which includes contractual and recurring revenue streams from our exchange and club, management and financing businesses, as well as organic high growth opportunities embedded in our vacation ownership sales and marketing platform. This diverse portfolio benefits from significant synergies across the businesses, proven stability through business cycles in the exchange and management businesses’, as well as an identified growth pipeline.

World-class resorts in key locations across different brands

We have an unparalleled collection of resorts across the Vistana and Hyatt Vacation Ownership portfolios, located in exciting beach, mountain and desert destinations across North America and the Caribbean. Our resorts range from boutique properties in exclusive locations, such as the 15-unit Residences at Park Hyatt in Beaver Creek, to Sheraton Vistana Villages’ more than 1,500-unit family-focused campus. This uniquely positions us to address customers with distinct demographics, brand affiliations and vacation interests. The resorts, which provide world-class branded experiences to our owners and guests, will be complemented by new beachfront properties in Maui, Cancun, Los Cabos, Puerto Vallarta and Kauai, as well as additional units in existing destinations.

Experienced management team

Our experienced management team is headed by Craig M. Nash, our Chairman, President and CEO, who has led ILG since its inception in 2008, and its predecessor company, Interval International since 1989.  Beginning in 2007, Mr. Nash has spearheaded our successful diversification from an independent exchange company to a leading provider of professionally delivered vacation experiences.  Our executive officers, including senior leaders who joined the team through acquisitions, have decades of experience in the vacation ownership and hospitality industries, overseeing complex international sales, marketing, financial and resort operation infrastructure.

Business and Growth Strategies

Grow VOI sales and associated club, management, rental and consumer financing revenue

We plan to grow our VOI sales and related club, rental, management and consumer financing revenue by leveraging our globally-recognized brands, marketing to our existing ownership bases of more than 220,000 and 31,000 owner-families in our Vistana and HVO properties, respectively, for additional sales, and enhancing our sales distribution to new buyers, including through the SPG and Hyatt Gold Passport/World of Hyatt loyalty programs. We expect revenue growth will primarily originate from the development and sale of VOIs in existing markets, as well as VOI sales from converted hotels in new markets, supported by additional distribution through new sales centers. We also believe we can improve the overall effectiveness of our sales process as we are able to offer an increasing variety of new resorts and other product enhancements we may introduce over time. In addition, we may collaborate with third parties to add properties to the Vistana Signature Network or Hyatt Residence Club, including through asset and capital‑light structures.

Continue to successfully leverage synergies across our portfolio

Given our diversified portfolio, and our recent acquisition of Vistana, we have significant opportunities to leverage synergies across our businesses. The integration of Vistana in our global corporate infrastructure, including our technology and telephony platforms, is advancing and beginning to deliver cost savings. We are making important progress in improving inventory utilization across the platform through the distribution of excess VSN and HRC inventory on the Interval Network, as well as the utilization of Aqua-Aston properties for getaways. Interval is also benefiting from increased penetration of membership programs to Hyatt Residence Club, Vistana Signature Network and Great Destinations customers. We have also started to evaluate and share best practices across our branded platforms.

Selectively pursue compelling new business opportunities

We intend to selectively pursue potential joint ventures, acquisitions, and other business arrangements that focus on vacation ownership and complementary businesses. These activities may be used to expand Vistana Signature Network, Hyatt Residence Club or other vacation ownership, exchange and rental businesses, provide cross‑selling opportunities, or otherwise enhance or complement existing operations and strategy.

Continue to expand internationally

We intend to leverage our global operations to continue to grow in international markets. We have significant experience operating internationally through Interval International which today has offices in 15 countries and member resorts in approximately 80 nations, and our VRI Europe vacation ownership management joint venture which manages resorts across four European countries.  We also manage resorts in Mexico and the Caribbean. Our international operations enable us to have a more diversified portfolio, broader expertise and global business relationships to foster future growth, including further expansion of the Hyatt®, Sheraton® and Westin® brands in vacation ownership.

Maintain an efficient balance sheet

We expect to maintain a prudent level of debt to help ensure access to capital commensurate with our operating needs and growth profile. We intend to meet our liquidity needs through operating cash flow, credit facilities and continued access to the asset-backed financing market. We believe that as a result of our balance sheet strength, and the significant contribution from recurring revenues, we are well-positioned to fund our growth plans and take advantage of strategic acquisition opportunities. Further, we intend to regularly review capital efficient opportunities, balancing our capital structure strategy with stockholder returns.

International Operations

We conduct operations through offices in the U.S. and 14 other countries. For the year ended December 31, 2016, revenue is sourced from over 100 countries worldwide. Other than the United States and Europe, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the years ended December 31, 2016, 2015 and 2014.

Geographic information on revenue, based on sourcing, and long‑lived assets, based on physical location, is presented in the table below (in millions). Amounts in the proceeding table representing revenue sourced from the United States and Europe versus all other countries for years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
Revenue
United States	$1,153	$577	$483
Europe	65	68	73
All other countries(a)	138	52	58
Total	$1,356	$697	$614

(a)	Includes countries within the following continents: Africa, Asia, Australia, North America and South America

	December 31,
	2016	2015
Long-lived assets (excluding goodwill and other intangible assets)
United States	$469	$87
Mexico	107	—
Europe	4	4
Total	$580	$91

Competition

Vacation Ownership

Our vacation ownership business competes with other branded and independent vacation ownership developers for sales of VOIs based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity for vacation ownership owners to exchange into time at other vacation ownership properties or other program benefits as well as brand name recognition and reputation. We also compete for talent, marketing channels and new projects. Principal competitors of Vistana and Hyatt Vacation Ownership in the sale of vacation ownership products include Diamond Resorts, Disney Vacation Club, Hilton Grand Vacations Club, Marriott Vacation Club Worldwide, and Wyndham Vacation Ownership. A number of the competitors in this business are larger with greater resources, distribution platforms, sales capabilities and access to capital for new projects than our business. Our ability to attract and retain purchasers of VOIs depends on our success in distinguishing the quality and value of our vacation ownership offerings from those offered by others.

The vacation ownership management businesses face competition from other management companies, developers and clubs. The principal competitive factors in VRI and TPI attracting HOAs and vacation property owners are the ability to provide comprehensive management services at competitive prices and increasingly the ability to assist in the sale of defaulted inventory. In addition, there are low barriers to entry for new competitors.

Exchange and Rental

Our main vacation exchange business, Interval International, principally competes for developer and consumer market share with RCI. TPI and several third parties operate in this industry with a significantly more limited scope of available accommodations. This business also faces increasing competition from points‑based vacation clubs and large resort developers, which operate their own internal exchange systems to facilitate exchanges for owners of VOIs at their resorts as they increase in size and scope. Increased consolidation in the industry enhances this competition. In addition, vacation clubs and resort developers may have direct exchange relationships with other developers.

We believe that developers and HOAs generally choose to affiliate with an exchange network based on:

•the quality of resorts participating in the network;

•the level of service provided to members;

•the range and level of support services;

•the flexibility of the exchange program;

•the demographics of the membership base;

•the costs for annual membership and exchanges; and

•the continuity of management and its strategic relationships within the industry.

Based on the most recent disclosure statements filed by RCI and Interval for the year ended December 31, 2015, RCI had approximately 3.8 million points and weeks members and its network for weeks included a total of approximately 4,300 resorts while the Interval Network, at that date, had approximately 1.8 million members and included approximately 3,000 resorts.

While overall, RCI has a greater number of resorts in its exchange network and reports a larger number of owners of VOIs participating in its vacation ownership membership programs, we believe that the Interval Network has distinguished itself as the membership and exchange provider for developers of high quality vacation ownership properties and their owners. This belief is based primarily on the quality of the resorts in the Interval Network and related services provided by these resorts, coupled with favorable membership demographics and a continued commitment to attract distinctive resorts to the network and foster memorable vacation experiences for its members.

We also compete with hotels and other leisure accommodations providers for vacationers on the basis of our range of available accommodations, price, locations, and amenities. In addition, we compete with alternative lodging marketplaces such as Airbnb and HomeAway, which operate websites that market available furnished, privately‑owned residential properties, including homes and condominiums, in locations throughout the world, which can be rented on a nightly, weekly or monthly basis.

Seasonality

Revenue at ILG is influenced by the seasonal nature of travel. Within our Vacation Ownership segment, our sales and financing business experiences a modest impact from seasonality, with higher sales volumes during the traditional vacation periods. Our vacation ownership management businesses by and large do not experience significant seasonality, with the exception of our resort operations revenue which tends to be higher in the first quarter.

Within our Exchange and Rental segment, our vacation exchange businesses generally recognize exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. Our vacation rental businesses recognize rental revenue based on occupancy, with the first and third quarters generally generating higher revenue as a result of increased leisure travel to our Hawaii‑based managed properties during these periods, and the second and fourth quarters generally generating lower revenue.

Employees

As of December 31, 2016, ILG had approximately 10,500 employees worldwide. With the exception of employees at one property in Hawaii, one property in California, one property in Puerto Rico and employees in Argentina, Brazil, Italy, Mexico and Spain, employees are not represented by unions or collective bargaining agreements. ILG believes that relationships with its employees are generally good.

Intellectual Property

In addition to the license agreements with Starwood and Hyatt described above, we have a broad intellectual property portfolio, including service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property (as applicable), which we view as critical to our success. Our businesses also rely heavily upon proprietary software, informational databases and other components that make up their products and services. We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secret or copyrighted intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.

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

Regulations Generally Applicable to Our Business

Anti-corruption.  Our business is subject to anti-discrimination, anti-fraud, and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations of the Consumer Financial Protection Bureau, the U.S. Department of the Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions, such as the U.K. Anti-Bribery Act, generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business.

Privacy and Data Collection.  The collection and use of personal data of our customers, as well as the sharing of our customer data with affiliates and third parties, are governed by privacy laws and regulations enacted in the United States, Europe, Mexico and in other jurisdictions around the world. For instance, a number of jurisdictions require compliance with standards for data collection and protection of privacy as well as requirements regarding the disclosure of data policies and restrictions of use of data without the prescribed manner of consent. In some instances, penalties apply for failure to notify customers when the security of a company’s electronic/computer systems designed to protect such standards are breached, even by third parties.

Marketing Operations.  The products and services offered by our various businesses are marketed through a number of distribution channels, each of which is regulated at the federal and state level. Such regulations may limit our ability to solicit new customers or to market additional products or services to existing customers. For example, to comply with state and federal regulations on telemarketing, our affected businesses have adopted processes to routinely identify and remove phone numbers listed on the various “do not call” registries from our calling lists and have instituted procedures for preventing unsolicited or otherwise unauthorized telemarketing calls. In addition, where appropriate, our business has registered as a telemarketer and has adopted calling practices compliant with requirements of the applicable jurisdiction, such as restrictions on the methods and timing of telemarketing calls and limitations on the percentage of abandoned calls generated through the use of automated telephone‑dialing equipment or software. Our business has taken steps to identify cellular telephone numbers to prevent them from being called through the use of automated dialers without consent.

Similarly, state and federal regulations may place limitations on our ability to engage our consumers in electronic mail marketing campaigns. Most notably, the CAN‑SPAM Act imposes various requirements on the transmission of e‑mail messages whose primary purpose is to advertise or promote a commercial product or service. Some foreign jurisdictions in which we operate have similar regulations. Our affected businesses have adopted e‑mail messaging practices responsive to the requirements of such regulations.

Travel regulations.  Certain travel products and services that we provide are subject to various federal, state and local regulations. We must comply with laws and regulations that relate to our marketing and sales of such products and services, including laws and regulations that prohibit unfair and deceptive advertising or practices, prize, gift and sweepstakes laws, and laws that require us to register as a “seller of travel” to comply with disclosure requirements. In addition, we are directly or indirectly affected by the regulation of our travel suppliers, many of which are heavily regulated by the United States and other jurisdictions.

Regulations Applicable to Vacation Ownership Sales and the Exchange Business

Our vacation ownership business is subject to laws and regulations that govern the development of vacation ownership properties and the sale of VOIs. Developers are generally required to register in the state where the vacation property is located as well as each state in which sales or certain types of marketing programs will be offered. The laws of most states require resort developers to file a detailed offering statement describing their business and all material aspects of the project and sale of VOIs with a designated state authority. Laws in many jurisdictions where VOIs are sold grant the purchaser of a VOI the right to cancel a contract of purchase at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided. Our sales and marketing practices are subject to regulations implementing the USA PATRIOT Act, the Equal Credit Opportunity Act as well as various federal and state fair housing laws, while our financing operations are subject to the requirements of the Truth‑in‑Lending Act as well as the Real Estate Settlement Procedures Act (“RESPA”).

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

Real Estate Development.    Our real estate development activities are regulated under a number of different timeshare, condominium and land sales disclosure statutes in many jurisdictions. We are generally subject to laws and regulations typically applicable to real estate development, subdivision, and construction activities. These include laws relating to zoning, land use restrictions, environmental regulation, accessibility, title transfers, title insurance and taxation. In the United States, these include the Fair Housing Act and the Americans with Disabilities Act. In addition, we are subject to laws in some jurisdictions that impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer.

Lending Regulation.    Our lending activities are subject to a number of laws and regulations. In the U.S., these include the Dodd‑Frank Act, the Federal Trade Commission Act, the Fair Housing Act, the Truth‑in‑Lending Act and Regulation Z promulgated thereunder, the Real Estate Settlement Procedures Act and Regulation X promulgated thereunder, the Home Mortgage Disclosure Act and Regulation C promulgated thereunder, the Equal Credit Opportunity Act and Regulation B promulgated thereunder, the Interstate Land Sales Full Disclosure Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Gramm‑Leach‑Bliley Act, the Deceptive Mail Prevention and Enforcement Act, Section 501 of the Depository Institutions Deregulation and Monetary Control Act of 1980 and the Civil Rights Acts of 1964, 1968 and 1991. Most recently, the Consumer Finance Protection Bureau (“CFPB”) has indicated an interest in the sales and consumer financing practices associated with the vacation ownership industry through initiating a review of certain developers’ practices; this review may result in additional regulation of our industry. Our lending activities are also subject to the laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, fair debt collection practices, consumer collection practices, mortgage disclosure, lender licenses and money laundering.

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

Health, Safety and Sanitation.  Lodging and restaurant businesses often require licensing by applicable authorities, and sometimes these licenses are obtainable only after the business passes health inspections to assure compliance with health and sanitation codes. Health inspections are performed on a recurring basis. Health‑related laws affect the food and beverage establishments. They also govern swimming pool use and operation and require the posting of notices, availability of certain rescue and other equipment and limitations on the number of persons allowed to use the pool at any time. These regulations typically impose civil fines or penalties for violations, which may lead to operating restrictions if uncorrected or in extreme cases of violations.

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

Facility Operation.  The operation of lodging facilities is subject to various innkeepers’ laws and laws regarding accessibility and use of public accommodations by disabled persons. Federal and state laws applicable to places of public accommodation prohibit discrimination in lodging services on the basis of the race, sex, color, religion, ancestry or disability of the guest and impose ongoing obligations with respect to accessibility. Hawaiian state law prohibits smoking in guest rooms and all enclosed areas.

Other.  Our businesses are subject to state and local regulation, including fire safety and applicable real estate brokerage and community association management licensing statutes.

Environmental Matters

The resorts that we manage and the assets at vacation ownership resorts and hotels that we own are all subject to certain requirements and potential liabilities under environmental laws. The costs of complying with these requirements are generally covered by the HOAs that operate the affected resort property and are our responsibility for assets owned by us. Generally, our properties currently maintain insurance which may respond to first-party remediation and emergency response costs, and third-party defense and indemnity costs associated with such potential environmental liabilities. To the extent that we own VOIs in a particular resort, we would be responsible for our pro rata share of losses sustained by such resort as a result of a violation of any such laws and regulations. Furthermore, there is no guarantee that we will maintain such insurance in the future.

Under such laws in the U.S. and certain other jurisdictions, the owners of the resorts could be held liable for the costs of removing or cleaning up hazardous or toxic substances at, on, under, or in our currently or formerly owned or operated properties. Such laws may impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances may adversely affect the owner’s ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. We may use certain substances and generate certain wastes that may be deemed hazardous or toxic under applicable environmental laws, and we may in the future incur costs related to cleaning up contamination resulting from historical uses of certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others.

The U.S. Congress and some U.S. states are considering or have undertaken actions to regulate and reduce greenhouse gas emissions and/or other natural resources. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, supply chain and water risk, could affect the operation of our properties and/or result in significant additional expense and operating restrictions. The cost impact of such legislation, regulation, or new interpretations would depend upon the specific requirements enacted and cannot be determined at this time.

Environmental laws are not the only source of environmental liability. Under common law, owners and operators of real property may face liability for personal injury or property damage because of various environmental conditions such as alleged exposure to hazardous or toxic substances, poor indoor air quality, radon or poor drinking water quality. Although we may incur remediation liability and various environmental-related costs during the ordinary course of operations, management does not anticipate that such costs will have a material adverse effect on our operations or financial condition.

Internet Address and SEC Filings

Our Internet address is www.iilg.com. On our Web site, we provide a link to our electronic SEC filings, including our annual report on Form 10‑K, our quarterly reports on Form 10‑Q, our current reports on Form 8‑K and any amendments to these reports. All such filings are available free of charge and are available as soon as reasonably practicable after filing.

Item 1A.  Risk Factors.

Adverse Events and Trends—Adverse events and trends in the vacation ownership, vacation rental and travel industries could adversely affect our business, financial condition and results of operations.

The success of ILG and our businesses depends, in substantial part, upon the health of the worldwide vacation ownership, vacation rental and travel industries. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Economic conditions may cause decreased interest in purchases of VOIs, may increase default rates among current owners, and may increase refund requests from our members. Members and other consumers may be unable or unwilling to travel to certain destinations where vacation ownership resorts and vacation rental properties are located based on one or more of the following factors:

•inclement weather,

•natural or manmade disasters, such as earthquakes, hurricanes, fires, floods, volcanic eruptions, drought, tsunamis, radiation releases and oil spills,

•epidemics, pandemics or other health concerns,

•terrorism, regional violence, geopolitical conflicts, enhanced travel security measures and/or travel restrictions,

•price increases for travel related services,

•financial instability of the airline industry and associated air carrier bankruptcies,

•decreased airlift to relevant markets,

•job actions and strikes, and

•increased costs of transportation including in the event of increased fuel prices.

The occurrence of any of these factors could result in a decrease and/or delay in demand for travel to our managed hotels and resorts and for exchanges and Getaways to, and purchases of, VOIs in affected regions. This decrease and/or delay in demand, depending on its scope and duration, could adversely affect our business and financial performance. Similarly, these factors could result in a decrease in the number of resort accommodations or vacation rentals available for use in our external exchange programs or as vacation rentals. The matters described above could result in a decrease in the number of Interval Network members and could have a material adverse effect on the vacation ownership and vacation rental industries, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Availability of Financing and Developer Insolvency—Lack of available financing for vacation property developers and the resultant potential for insolvency and bankruptcy of developers could adversely affect our business, financial condition and results of operations.

Vacation ownership property developers, including HVO and Vistana, rely on the credit markets for receivables financing used to fund their sales and marketing efforts and for financing new development. If receivables financing, vacation ownership asset backed securitizations, or financing for development of resorts is unavailable or is only available on unacceptable terms, developers may scale back or even cease operations, including sales and marketing efforts and development of resorts. In addition to adversely affecting HVO and Vistana, a slowdown in sales of VOIs decreases the sources of new members for our exchange networks, and developers may seek to extend or adjust payment terms with us.

Inability to obtain financing on acceptable terms, or at all, previously caused and may in the future cause insolvency of developers whose resorts are in our exchange networks, which in turn could reduce or stop the flow of new members from their resorts and also could adversely affect the operations and desirability of exchange with those resorts if the developer’s insolvency impacts the management of the resorts. In some cases a developer in bankruptcy could terminate its existing relationship with us. Insolvency of one or more developers that in the aggregate have significant obligations owed to us could cause impairments to certain receivables and assets which could have a material adverse effect on our results of operations.

Insolvency of a number of vacation ownership properties managed by us, particularly several of our largest managed properties, could materially adversely affect the Vacation Ownership segment’s business, financial condition and results of operations.

Competition—The industries in which our businesses operate are highly competitive and these businesses are subject to risks relating to competition that may adversely affect our performance.

Our businesses will be adversely impacted if they cannot compete effectively in their respective industries, each of which is highly competitive. Some of our competitors have significantly greater financial, marketing and other resources than we have. Our Vacation Ownership business competes with other vacation ownership developers for sales of VOIs based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity for vacation ownership owners to exchange into time at other vacation ownership properties or other program benefits as well as brand name recognition and reputation. A number of our competitors are significantly larger with greater access to capital resources and broader sales, marketing and distribution capabilities than we have. We also compete with other timeshare management companies on the basis of quality and types of services offered, price and relationship. Our ability to attract and retain purchasers of VOIs and management services depends on our success in distinguishing the quality and value of our vacation ownership offerings from those offered by others. If we are unable to do so, our ability to compete effectively for sales of timeshare interests and management contracts could be adversely affected.

In the case of the Interval Network, its primary competitor, RCI, is larger. Through the resources of its corporate affiliates, particularly, Wyndham Vacation Ownership, Inc., itself engaged in vacation ownership sales, RCI may have greater access to a significant segment of new vacation ownership purchasers and a broader platform for participating in industry consolidation. Our business also competes for leisure travelers with other leisure lodging operators, including both independent and branded properties as well as with alternative lodging marketplaces such as Airbnb and HomeAway, which operate websites that market available furnished, privately‑owned residential properties in locations throughout the world, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. Competitive pressures may cause us to reduce our fee structure or potentially modify our business models, which could adversely affect our business, financial condition and results of operations.

We believe that developers will continue to create, operate and expand internal exchange and vacation club systems, which decreases their reliance on external vacation ownership exchange programs, including those offered by us, and adversely impacts the supply of resort accommodations available through our external exchange networks. The effects on our business are more pronounced as the proportion of vacation club corporate members in the Interval Network increases. The vacation ownership industry has and is expected to continue to experience consolidation through the acquisition of vacation ownership developers by other developers, which may result in the diversion of exchange membership and other business.

Consolidation of Developers—Consolidation of developers could adversely affect our business, financial condition and results of operations

The industry has been in a period of consolidation, which is expected to continue. When developers that have affiliation agreements with the Interval Network are acquired, they may choose not to renew at the end of the current term or may only continue on terms less favorable to ILG than the existing agreements. If we are unable to obtain or retain business relationships with the resultant resort developers on as favorable terms, our results of operations may be materially adversely affected. Consolidation can also lead to larger competitors with greater resources that compete with our vacation ownership sales and marketing business for customers, projects and talent.

Inventory—Insufficient availability of inventory may adversely affect our profits.

If we fail to develop vacation ownership properties, expand existing properties or enter into agreements with third‑party developers, we may experience a decline in VOI inventory available to be sold by us, which could result in a decrease in our revenues. In addition, a decline in VOI inventory could result in both a decrease of financing revenues that are generated from purchasers of VOIs and fee revenues that are generated by providing club, management, sales and marketing services.

Additionally, our exchange networks’ transaction levels are influenced by the supply of inventory in the system and the demand for such available inventory. The availability of exchange inventory in the Interval Network is dependent on it being deposited into the system, directly by a member in support of a current or future exchange request or by a developer on behalf of its owners to support their anticipated exchanges.

A number of factors may impact the supply and demand of inventory. For example, economic conditions may negatively impact our members’ desire to travel, often resulting in an increase in the number of deposits made as a means of preserving the inventory’s value for exchange at a later date when the member is ready to travel, while reducing the demand for inventory which is then available for exchange. Also, destination‑specific factors such as regional health and safety concerns, the occurrence or threat of natural disasters and weather may decrease our members’ desire to travel or exchange to a given destination, resulting in an increased supply of, but a decreased demand for, inventory from this destination. Also, inventory may not be as available to the Interval system because owners are choosing to travel to their home resort/vacation club system or otherwise not depositing with the Interval Network. In these instances, the demand for exchange and Getaway inventory may be greater than the inventory available. The supply of available inventory may also be affected by the occurrence of natural disasters, such as floods, earthquakes or hurricanes. Where the supply and demand of inventory do not keep pace, transactions may decrease or we may elect to purchase additional inventory to fulfill the demand, which could negatively affect our profits and margin.

Licensing—The exclusive licenses for the Westin® and Sheraton® and/or Hyatt® brands, in connection with our vacation ownership business could be terminated.

If Vistana defaults as specified in its license agreement with Starwood, Vistana could lose its exclusive right to use the Westin® and Sheraton® brands in connection with the Vistana business and its exclusive right to use specified St. Regis® and The Luxury Collection® marks in connection with existing fractional properties that are part of the Vistana business. The loss of this right, along with the right to use Starwood’s marketing channels and other centralized services, including the Starwood Preferred Guest loyalty program, could result in the reduction of revenue and profits derived from the Vistana business. In addition, the Starwood Preferred Guest Affiliation Agreement would terminate upon termination of the license agreement and Vistana would not be able to offer SPG Starpoints to vacation property owners and potential owners, which would impair the marketability of these properties and Vistana’s ability to sell its products and reduce the flexibility and options available in connection with its products.

If we default as specified in the Master License Agreement, dated October 1, 2014, with Hyatt Franchising, L.L.C., we could lose our exclusive right to use the Hyatt® brand in the vacation ownership business. The loss of this right along with the right to use Hyatt’s marketing channels, including its existing hotel loyalty program, could result in the reduction of revenue and profits derived from our vacation ownership business. In addition, the Hyatt Gold Passport Participation Agreement would also terminate upon termination of the Master License Agreement, and we would not be able to offer Hyatt Gold Passport Points or World of Hyatt points to owners and potential owners, which could impair our ability to sell our products and reduce the flexibility and options available in connection with our products.

The termination of the either license agreement, SPG Affiliation Agreement or the Hyatt Gold Passport Participation Agreement, could materially harm our business and results of operations and impair our ability to market and sell our products and maintain our competitive position, and could have a material adverse effect on our financial position, results of operations or cash flows. For example, we would not be able to rely on the strength of the Hyatt®, Westin® and Sheraton® brands to attract qualified prospects in the marketplace, which could cause our revenue and profits to decline and our marketing and sales expenses to increase.

Westin®, Sheraton®, St. Regis® and The Luxury Collection® Brands and SPG Program—The Vistana business depends on the quality and reputation of the Westin®, Sheraton®, St. Regis® and The Luxury Collection® Brands and affiliation with the SPG Program, and any deterioration in the quality or reputation of the Westin®, Sheraton® St. Regis® and The Luxury Collection® Brands or the SPG Program could following the acquisition adversely affect ILG’s market share, reputation, business, financial condition or results of operations.

The Vistana business offers vacation ownership products under the Westin®, Sheraton®, St. Regis® and The Luxury Collection® brand names and affiliation with the Starwood Preferred Guest Program, which we refer to as the SPG Program, and intends to continue to offer products and services under the Westin®, Sheraton®, St. Regis® and The Luxury Collection® brands in the future. If the quality of the Westin®, Sheraton®, St. Regis® or The Luxury Collection®

brands or the SPG Program deteriorate, or the reputation of the Westin®, Sheraton®, St. Regis® or The Luxury Collection® brands or the SPG Program decline, Vistana’s market share, reputation, business, financial condition or results of operations could be materially adversely affected. Additionally, following Marriott International’s acquisition of Starwood in late 2016, the positioning and offerings of these licensed brands and/or the related programs previously provided by Starwood to Vistana could change in a manner that adversely affects our business. Any uncertainty regarding the future state could affect the licensed marks and the offerings of Starwood’s brands and programs, thus negatively impacting the business, financial conditions or results of operations of ILG.

Hyatt® Brand—The Hyatt Vacation Ownership business depends on the quality and reputation of the Hyatt® brand and affiliation with the Hyatt Gold Passport/World of Hyatt program, and any deterioration in the quality or reputation of the Hyatt® brand or the Hyatt Gold Passport/World of Hyatt program could adversely affect our market share, reputation, business, financial condition and results of operations.

We offer vacation ownership products under the Hyatt® brand name and affiliation with Hyatt Gold Passport/World of Hyatt program, and we intend to continue to develop and offer products and services under the Hyatt® brand in the future. If the quality of the Hyatt® brand or Hyatt Gold Passport/World of Hyatt program deteriorates, or the reputation of the Hyatt® brand or Hyatt Gold Passport/World of Hyatt program declines, our market share, reputation, business, financial condition and results of operations could be materially adversely affected.

Approvals for Expansion—Our ability to expand our vacation ownership business and remain competitive could be harmed if Starwood or Hyatt does not consent to our use of their trademarks at new resorts we acquire, develop or propose to franchise in the future.

Under the terms of our master license agreements, we must obtain Starwood’s approval to use Westin® and Sheraton® brands and Hyatt’s approval, to use the Hyatt® brand, in each case in connection with vacation ownership projects we acquire, develop or propose to franchise in the future. Starwood or Hyatt may reject a proposed project if, among other things, the project does not meet applicable brand standards or is reasonably likely to breach applicable contractual or legal restrictions. If Starwood or Hyatt does not permit us to use the brand in connection with our development or acquisition plans, our ability to expand our business and remain competitive may be materially adversely affected. The requirement to obtain consent to our expansion plans, or the need to identify and secure alternative expansion opportunities if we do not obtain approval, may delay implementation of our expansion plans and cause us to incur additional expense.

Maintenance of Brand Standards—The maintenance and refurbishment of Vistana-managed and Hyatt Residence Club properties in accordance with applicable brand standards depends on maintenance fees paid by the owners of VOIs.

Owners of VOIs at Vistana and Hyatt Residence Club resorts must pay maintenance fees levied by HOAs boards. These maintenance fees are used to maintain and refurbish the vacation ownership properties and to keep the properties in compliance with applicable brand standards. If HOA boards do not levy sufficient maintenance fees or special assessments, or if owners of VOIs do not pay these fees, not only would our management fee revenue be adversely affected, but the vacation ownership properties could fail to comply with applicable brand standards. However, if the maintenance fees at resorts where we are in active sales increase significantly, it could make sales of VOIs less attractive. If any vacation ownership property fails to comply with the brand standards, Starwood or Hyatt could terminate our rights under the applicable license agreement to use its trademarks at such noncompliant property, which could result in the loss of management fees, decrease customer satisfaction and impair our ability to market and sell our products at the non‑compliant locations.

Development Risks‑Timing, budgeting and other risks could result in delays or cancellations of our efforts to develop the vacation ownership projects that we undertake, or make these activities more expensive, which could reduce our profits or impair our ability to compete effectively.

We plan to selectively undertake construction of vacation ownership developments which may span multiple phases and often take years to complete. These efforts are subject to a number of risks, including:

•construction delays or cost overruns (including labor and materials) that may increase project costs;

•obtaining zoning, occupancy and other required permits or authorizations;

•changes in economic conditions that may result in weakened or lack of demand or negative project returns;

•governmental restrictions on the size or kind of development;

•force majeure events, including earthquakes, tornados, hurricanes, floods or tsunamis; and

•design defects that could increase costs

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

Deflagging of Co-located Facility--If a branded hotel property with which one of our branded vacation ownership resorts is co-located ceases to be affiliated with its current brand or a related brand, our business could be harmed.

If a branded hotel property with which one of our branded vacation ownership resorts is co-located ceases to be affiliated with its current brand, we could lose the benefits derived from co-location of our resorts, such as the sharing of amenities, infrastructure and staff, integration of services, and other cost efficiencies. Our owners could lose access to the more varied and elaborate amenities that are generally available at the larger campus of an integrated vacation ownership and hotel resort. We expect our overhead and operating costs for such resort may also increase. We would also lose our on-site access to hotel customers, including brand loyalty program members, at such resorts, which is a cost-effective marketing channel for our vacation ownership products, and our sales may decline.

Third Party Relationships—We depend on relationships with developers, members and other vacation property owners and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

Our Interval Network business is dependent upon vacation ownership developers for new members and upon members and participants to renew their existing memberships and otherwise engage in transactions. Developers and members also supply resort accommodations for use in exchanges and Getaways. Our vacation rental business is dependent upon vacation property and hotel owners for vacation properties to rent to vacationers. The Interval Network has established relationships with numerous developers pursuant to exclusive multi‑year affiliation agreements and we believe that relationships with these entities are generally strong, but these historical relationships may not continue in the future. During each year, the affiliation agreements for several of the Interval Network’s new member‑producing developers are scheduled to renew. The non‑renewal of an affiliation agreement will adversely affect our ability to secure new members for our programs from the non‑renewing resort or developer, and will result in the loss of existing Interval Network members (and their vacation interests) at the end of their current membership to the extent that we do not secure membership renewals directly from such members. For corporate member relationships, this has a greater effect.

In addition, we may be unable to negotiate new affiliation agreements with resort developers or secure renewals with existing members in our exchange programs, and our failure to do so would result in decreases in the number of new and/or existing members, the supply of resort accommodations available through our exchange networks and related revenue. The loss or renegotiation on less favorable terms of several of our largest affiliation agreements could materially impact our, financial condition and results of operations.

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

We may be unable to obtain and maintain management agreements with the HOAs or other parties that control management of vacation ownership resorts. The loss of several of our largest vacation ownership management agreements could materially impact the business, financial condition and results of operations of our business.

Vacation Rental Revenue—Our success is dependent, in part, on revenue from vacation rentals and, if consumer demand for vacation rentals falls materially below historic levels, our business, financial condition and results of operations could be adversely affected.

General economic conditions can negatively affect demand for our rentals of vacation accommodations to our members, owners and other vacationers, leading us to decrease pricing and resulting in reduced revenue from vacation rentals. We actively seek to provide vacation rental services to resorts participating in our exchange networks and rent units for developers and associations that are managed by Aqua-Aston, Vistana, TPI and VRI or part of the Hyatt Residence Club. Any material or prolonged decrease in demand and/or pricing for vacation rentals would further impact our revenue and, if materially below historical levels, could have a material adverse effect on our business, financial condition and results of operations. Failure of our rental businesses to secure a sufficient number of vacationers for accommodations we offer could also result in increased obligations under guaranteed dollar amount or specified percentage provisions of certain hotel and resort management agreements and, ultimately, could affect our ability to obtain and maintain rental management agreements with vacation property owners.

Marketing of VOIs—The future growth of our vacation ownership business depends on our ability to market VOIs successfully and efficiently.

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

Secondary Market—The sale of VOIs in the secondary market by existing owners could cause our sales revenues and profits to decline.

There is not currently an active, organized or liquid resale market for VOIs, and resale of VOIs generally are made at sales prices substantially below their original customer purchase prices. Existing owners have offered, and are expected to continue to offer, their VOIs for sale on the secondary market. As a result, these sales create additional pricing pressure on our sale of VOIs, which could cause our sales revenues and profits to decline. In addition, if the secondary market for VOIs becomes more organized or financing for such resales becomes more available, our ability to sell VOIs could be adversely impacted and/or the resulting availability of VOIs (particularly where the VOIs are available for sale at lower prices than the prices at which we would sell them) could cause the volume of vacation ownership inventory that we are able to repurchase to decline, which could adversely affect our sales revenues. Further, unlawful or deceptive third‑party VOI resale schemes involving VOIs in our resorts could damage our reputation and brand value or impact our ability to collect management fees, which may adversely impact its sales revenues and results of operations.

Receivable Portfolio Metrics - If the default rates or other credit metrics underlying our vacation ownership notes receivable deteriorate, our portfolio performance and vacation ownership notes receivable securitization program could be adversely affected.

Our vacation ownership notes receivable portfolio performance and securitization program could be adversely affected if a particular vacation ownership notes receivable pool fails to meet certain ratios, which could occur if the default rates or other credit metrics of the underlying vacation ownership notes receivable deteriorate. In addition, if we offer loans to our customers with terms longer than those generally offered in the industry, our ability to securitize those loans may be adversely impacted. Our ability to sell securities backed by our vacation ownership notes receivable depends on the continued ability and willingness of capital market participants to invest in such securities. Asset-backed securities issued in our securitization programs could be downgraded by credit agencies in the future. If a downgrade occurs, our ability to complete other securitization transactions on acceptable terms or at all could be jeopardized, and we could be forced to rely on other potentially more expensive and less attractive funding sources, to the extent available. Similarly, if other operators of vacation ownership products were to experience significant financial difficulties, or if the vacation ownership industry as a whole were to contract, we could experience difficulty in securing funding on acceptable terms. The occurrence of any of the foregoing would decrease our profitability and might require us to adjust our business operations, including by reducing or suspending our provision of financing to purchasers of VOIs. Sales of VOIs may materially decline if we reduce or suspend the provision of financing to purchasers, which would adversely and materially affect our cash flows, revenues and profits.

Debt‑We have debt and interest payment obligations that may restrict our future operations and impair our ability to meet our obligations.

We and our consolidated subsidiaries have indebtedness and, as a result, debt service obligations. As of December 31, 2016, we had $590 million of total indebtedness outstanding (excluding securitizations) and $349 million (net of any outstanding letters of credit) available for future borrowings as secured indebtedness under the credit facility. Our level of debt and these demands on our cash resources could have material consequences to our business, including, but not limited to:

•making it more difficult for us to satisfy our financial obligations;

•limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, research and development efforts, acquisitions, investments and other general corporate obligations;

•reducing the availability of our cash flow to fund our working capital requirements, capital expenditures, inventory acquisition, research and development, acquisitions, investments and other general corporate requirements because we will be required to use a portion of our cash flow to service our debt obligations;

•increasing our vulnerability to general economic downturns and adverse competitive and industry conditions;

•increasing our exposure to interest rate increases because a portion of our borrowings is and will be at variable interest rates;

•limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and

•placing us at a competitive disadvantage to competitors that have less debt.

Although the terms of the credit facility and the indenture governing the senior notes contain, restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these exceptions could be substantial. To the extent we incur additional indebtedness, the risks discussed above will increase.

Ability to refinance debt‑We may not be able to refinance our debt on acceptable terms.

If we are unable to meet our debt obligations or to fund our other liquidity needs, we may need to restructure or refinance our indebtedness. Our ability to refinance our indebtedness or obtain additional financing, including securitizations, will depend on, among other things:

•our financial condition at the time;

•restrictions in agreements governing our indebtedness, including the indenture governing the senior notes and the credit agreement governing the credit facility; and

•other factors, including financial market or industry conditions.

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

Our vacation ownership business provides financing to purchasers of our VOIs, and we securitize these loans and use other third party lender receivables financing. Volatility in the credit markets may impact the timing and volume of the timeshare loans that we are able to securitize or finance which could adversely affect our sales and liquidity.

Adverse Events and Trends in Key Vacation Destinations—Events and trends in key vacation destinations could adversely affect our business, financial condition and results of operations.

Our businesses have certain concentrations in key vacation destinations, for instance:

•	a substantial percentage of our VOIs available for sale are located in Hawaii, Florida and Mexico,
•	a large percentage of the vacation ownership resorts currently participating in Interval’s exchange networks are located in Florida, Hawaii, Las Vegas, Mexico and Southern California,
•	most of vacation properties for which Aqua-Aston provides rental services are located in Hawaii,
•	and a significant portion of our European management revenue derives from Costa del Sol, Spain and Tenerife, Canary Islands.

Approximately $529 million, $232 million, and $211 million, of 2016, 2015, and 2014 revenue, respectively, which excludes the pass‑through revenue, was generated from travel to properties in these key vacation destinations as well as hotel, resort and HOA management services and sales and financing activities related to these locations. As a result, our ongoing ability to successfully process exchange vacations for members, as well as our ability to find purchasers and vacationers for accommodations marketed or managed by us, is largely dependent on the continued desirability of these areas as key vacation destinations. Any significant shift in travel demand for one or more of these key destinations or any adverse impact on transportation to them, such as decreased airlift, natural disasters, regional violence, terrorism, pandemics or increased travel costs, could have a material adverse effect on our business, financial condition and results of operations.

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

Revenue from international operations for the years ended December 31, 2016, 2015 and 2014 was $203 million, $120 million and $131 million, respectively. We continue to seek to invest in various international markets.

In order to achieve widespread acceptance in international markets, we must continue to successfully tailor our services to the unique customs and cultures of relevant countries and markets. Learning the customs and cultures of various countries and markets can be difficult and costly, and the failure to do so could slow international growth. Operating in international markets also exposes us to additional risks, including, among others, compliance with applicable U.S. and foreign laws including economic sanctions, embargoes and anti‑corruption laws, changes in regulatory requirements including taxation, limits on our ability to sell products and services and enforce intellectual property rights and difficulties in managing operations due to distance, language and cultural differences, including issues associated with staffing and managing foreign operations. Our failure to comply with these laws and regulations could result in substantial civil and criminal penalties being imposed.

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

Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. In particular, significant fluctuations in the value of the U.S. dollar relative to the Euro, the British Pound and the Mexican Peso, among other foreign currencies, could have an adverse effect on our results of operations due to lower demand in affected jurisdictions and the effects of translation of local currency balances and results into U.S. dollars. We do not currently engage in hedging transactions designed to reduce our exposure to foreign currency risk.

Acquisitions and Strategic Arrangements—We may experience financial and operational risks in connection with acquisitions and strategic arrangements.

In May 2016, we acquired the Vistana vacation ownership business from Starwood in a merger transaction following our October 2014 purchase of the HVO business and our 2013 acquisition of the Aqua business and the purchase by our new VRI Europe Limited joint venture of the European shared ownership resort management business of CLC World Resorts and Hotels, or CLC. We intend to continue selectively pursuing other acquisitions. However, we may be unable to identify attractive acquisition candidates or complete transactions on favorable terms. In addition, in the case of acquired businesses, we will need to:

•successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with existing operations and systems;

•maintain third party relationships previously established by acquired companies;

•attract and retain senior management and other key personnel at acquired businesses; and

•successfully manage new business lines, as well as acquisition‑related workload.

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

We also intend to selectively enter into joint ventures and other strategic arrangements to provide new products and services complementary to those currently offered by our businesses. However, we may be unable to successfully enter into these arrangements on favorable terms or launch related products and services or such products and services may not gain market acceptance or be profitable. The failure to develop and execute any such initiatives on a cost‑effective basis could have an adverse effect on our business, financial condition and results of operations.

Key Personnel—Loss of one or more of our key personnel could adversely affect our relationships with third parties, business, financial condition and results of operations.

Our operations require managerial, operational, sales and marketing expertise as well as the maintenance of relationships with resort developers, HOAs, vacation property owners and other third parties. In particular, we are dependent upon the management skills and continued services of several members of our senior management team. The failure of such key personnel to continue to be active in management of our businesses could have a material adverse effect on relationships with third parties, business, financial condition, results of operations and ability to grow the business. We do not maintain key employee insurance for any of our officers and employees.

Impairment of Assets—Goodwill and other intangible and long‑lived assets associated with businesses we acquire and/or VOI inventory may become impaired which could adversely affect our business, financial condition and results of operations.

The performance of the businesses that we have acquired or will acquire may not meet the financial projections anticipated at acquisition or may be impacted by one or more unfavorable events or circumstances. This could negatively affect the value of goodwill and other intangible assets, as well as long‑lived assets, and may require us to test the applicable reporting unit and/or asset for impairment. If following the test, we determine that we should record an impairment charge, our business, financial condition and results of operations may be adversely affected. Additionally, we carry our VOI inventory at the lower of cost or estimated fair value, less costs to sell. If the estimates or assumptions used in our evaluation of impairment or fair value change, we may be required to record impairment losses on certain of those assets, which could adversely affect our results of operations.

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

Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including those with respect to our recently acquired vacation ownership business, are highly complex and involve many subjective assumptions, estimates and judgments. We are required to review these estimates regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board (FASB) periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our results in future periods. For example, the FASB released a final, converged, principles‑based standard on revenue recognition that will modify revenue recognition in periods after

December 15, 2017. We are currently in the process of completing our evaluation of this standard, including identifying the potential differences in the timing and/or method of revenue recognition for our contracts. Adoption of this standard may have a material impact on our consolidated financial position, results of operations and cash flows.

Third Party Relationships—We depend on third parties to assist in certain fulfillment and distribution services.

In connection with providing benefits and services in our businesses, we rely on third party service providers for processing certain fulfillment and reservation services, including online travel agencies for rental distribution. If these third parties are unable to continue to provide the services to us at reasonable rates or at all, our ability to deliver expected benefits and services to our customers and our results of operations may be adversely affected. This may cause dissatisfaction and may damage our reputation.

Advances and Extensions of Credit—Our results may be adversely affected if third parties who receive loans, advances or other credit from us are unable to repay.

In connection with our vacation ownership business, we provide loans to purchasers to finance their purchase of VOIs. If a purchaser defaults under the financing that we provide, we could be forced to write off the loan and reclaim ownership of the timeshare interest through foreclosure or deed in lieu of foreclosure. If the timeshare interest has declined in value, we may incur impairment losses that reduce our profits. In addition, we may be unable to resell the property in a timely manner or at the same price, or at all. Also, if a purchaser of a timeshare interest defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of that timeshare interest. If we are unable to recover any of the principal amount of the loan from a defaulting purchaser, or if the allowances for losses from such defaults are inadequate, the revenues and profits that we derive from the vacation ownership business could be reduced.

We could incur material losses if there is a significant increase in the delinquency rate applicable to our portfolio of consumer loans. An increased level of delinquencies could result from changes in economic or market conditions, increases in interest rates, adverse employment conditions and other factors beyond our control. Increased delinquencies could also result from our inability to evaluate accurately the credit worthiness of the customers to whom we extend financing. If default rates for our borrowers were to increase, we may be required to increase our provision for loan losses. In addition, the indentures governing the securitization of some of our vacation ownership notes receivable contain certain portfolio performance requirements related to default and delinquency rates, which, if not met, would result in disruption or loss of cash flow until portfolio performance sufficiently improves to satisfy the requirements. Purchaser defaults could impact our ability to secure financing on terms that are acceptable to us, or at all.

In connection with obtaining or extending business relationships with our clients, on occasion we provide loans, advances and other credit. To the extent that these clients are unable to repay these amounts and they are not fully secured by collateral, our results of operations could be adversely affected.

Sufficiency of Maintenance Fee Collection and Budgeting—Our continued management of HOAs depends on their ability to collect sufficient maintenances fees.

Our management fees from HOAs are derived from maintenance fees levied on the owners by the associations. These maintenance fees also fund the operation, maintenance and improvements for the property. Many of the properties that we manage do not receive subsidies or resale services for foreclosed inventory from the developer. Once an association begins to experience a high default rate, if it is unable to foreclose and resell units to paying owners, the situation worsens as the maintenance fees on remaining owners continually increase to cover expenses. If the HOAs that we manage are unable to levy and collect sufficient maintenance fees to cover the costs to operate and maintain the resort properties, such properties may be forced to close or file bankruptcy and may terminate our management agreements.

Most of our VRI Europe properties in Spain operate on a fixed fee basis and VRI Europe has a responsibility to maintain the properties. To the extent the costs of maintenance and operation exceed historic and planned amounts, we may be required to fund the deficit.

Relationships with Managed Resorts—Disagreements with HOAs, vacation property owners and other third parties may result in litigation and/or loss of management contracts.

The nature of our responsibilities managing resorts may from time to time give rise to disagreements with vacation property owners and HOAs. Owners of our VOIs may also disagree with changes we make to our products or programs we seek to resolve any disagreements and develop and maintain positive relations with owners and HOAs, but we may not always be able to do so. Failure to resolve such disagreements may result in litigation and/or the loss of management agreements. If any such litigation results in a significant adverse judgment, settlement or court order, we could suffer significant losses, our profits could be reduced, our reputation could be harmed and our future ability to operate our business could be constrained. A significant loss of management contracts could adversely affect our business and results of operations.

New Products and Services—We may not be able to achieve our strategic objectives through new products and initiatives.

In order to support our strategic objectives, we have introduced new products and services and expect to continue to do so in the future. Launching new products and services involves a number of risks including the ability to achieve the anticipated level of market acceptance and to manage the costs and timeliness of rolling‑out the product or service. If we are unable to gain market acceptance, experience substantial delays or are required to expend significantly more than expected, our business and results of operations may be materially adversely affected. Additionally, our results of operations from new products and services that we may wish to introduce could have different revenue recognition than our strategic objectives.

Compliance and Changing Laws, Rules and Regulations—The failure of our businesses to comply with extensive regulatory requirements, or to obtain and maintain required licenses and rights, could adversely affect our business, financial condition and results of operations.

Our businesses are subject to various laws, rules and regulations on a global basis, including those specific to the vacation ownership industry, as well as those applicable to businesses generally, such as licensing requirements, laws governing our marketing and sales activities, including anti‑fraud, sweepstakes, telemarketing, home solicitation sales, tour operator, seller of travel, consumer privacy, consumer protection, securities and sales, use, value‑added and other tax laws, rules and regulations. Additionally, our businesses are subject to laws and regulations associated with hotel and resort management, including relating to the preparation and sale of food and beverages, liquor service and health, safety and accessibility of managed premises. While we believe that the operations and practices have been structured in a manner to materially comply with applicable laws, rules and regulations, the relevant regulatory authorities may take a contrary position. The failure of our businesses to comply with applicable laws, rules and regulations, or to obtain required licenses or rights, could have a material adverse effect on our business, financial condition and results of operations. In addition, unfavorable changes in the laws, rules and regulations applicable to our businesses, including those related to the imposition of taxes, could decrease demand for the services offered by our businesses, increase costs and/or subject us to additional liabilities, which could have an adverse effect on our business, financial condition, or results of operations.

Compliance with Vacation Ownership Regulations—The failure of our businesses to comply with regulatory requirements applicable to real estate development and sales and marketing activities with respect to VOIs could adversely affect our business, financial condition and results of operations.

The vacation ownership industry is subject to extensive regulations in various jurisdictions in the United States and elsewhere, which generally require vacation ownership resort developers to follow certain procedures in connection with the development, sale and marketing of vacation interests, including the filing of offering statements with relevant governmental authorities for approval and the delivery to prospective purchasers of certain information relating to the terms of the purchase and use, including rescission rights. The preparation of VOI registrations requires time and cost, and in many jurisdictions the exact date of registration approval cannot be accurately predicted. Our vacation ownership business’s real estate development activities are also subject to laws and regulations applicable to real estate development, subdivision and construction activities, zoning, land use restrictions, environmental regulation, title transfers, title insurance and taxation. Laws in some jurisdictions also impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer. In addition, we provide financing to some purchasers of VOIs and we also service the resulting loans. This practice subjects us to various regulations, including those which require disclosure to borrowers regarding the terms of their loans as well as settlement, servicing and collection of loans. As a result, any negative change in the regulatory environment within the vacation ownership industry or failure to comply with applicable laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

Partnerships and Joint Ventures—Investing through partnerships or joint ventures decreases our ability to manage risk.

In addition to acquiring or developing resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, as a co‑venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co‑venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co‑venturer might subject resorts or other businesses owned by the joint venture to additional risk. Further, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner’s share of joint venture liabilities.

Maintenance of Systems and Infrastructure—Our success depends, in part, on the integrity of our systems and infrastructure. System interruption and the lack of integration and redundancy in these systems and infrastructure may have an adverse impact on our business, financial condition and results of operations.

Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructure, including websites, information and related systems, call centers and distribution and fulfillment facilities. System interruption and any lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost‑efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent our businesses from efficiently providing services or fulfilling orders. We also rely on third‑party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in the systems and infrastructures of our businesses and/or third parties, or deterioration in the performance of these systems and infrastructure, could impair the ability of our businesses to provide services, fulfill orders and/or process transactions.

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

A company processing, storing, or transmitting payment card data must be compliant with Payment Card Industry‑Data Security Standards, or PCI‑DSS, or risk losing its ability to process credit card payments and being fined. As of December 31, 2016, we believe our businesses are compliant with these standards. Failure to obtain or maintain PCI‑DSS compliance could result in our inability to accept credit card payments or subject us to penalties and thus could have a material negative effect on our operations. Changes in these security standards may cause us to incur significant unanticipated expenses to meet new requirements.

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

Because Vistana’s relationship with Starwood has changed as a result of the acquisition by ILG, for purposes of “do not call” and similar legislation in some jurisdictions, it may be more difficult for Vistana to utilize customer information it obtains from Starwood in the future, and as a result, maintain compliance with applicable legislation. This could diminish the effectiveness of existing marketing practices and adversely affect the business.

Environmental Matters—We are subject to certain requirements under applicable environmental laws and regulations and may be subject to potential liabilities.

The resorts that we manage and the assets at vacation ownership resorts that are owned by us are all subject to certain requirements and potential liabilities under national, state, and local laws and regulations that govern the discharge of materials into the environment or otherwise relate to protection of the environment or health and safety. The costs of complying with these requirements are generally covered by the HOAs that operate the affected resort property and are our responsibility for assets we own. To the extent that we hold interests in a particular resort, we would be responsible for their pro rata share of losses sustained by such resort as a result of a violation of any such environmental laws and regulations.

Insurance—Damage to, or other potential losses involving, properties that we own or manage may not be covered by insurance.

Market forces beyond our control may limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, may be uninsurable or the price of coverage for such losses may be too expensive to justify obtaining insurance. As a result, the cost of our insurance may increase and our coverage levels may decrease. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or that of owners of VOIs or in some cases may not provide a recovery for any part of a loss. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property. In addition, we could lose the management contract for the property and, to the extent such property operates under a licensed brand, the property may lose operating rights under the associated brand.

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

We have in place a stockholders’ rights plan and certain charter provisions that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of our company that are not approved by our board. In particular, our charter provides that stockholders may not act by written consent and that the board has the power to issue shares of preferred stock with such designation, powers, preferences, and rights as the board shall determine. The transactions that may be deterred, delayed or prevented might have allowed our stockholders to receive a premium for their shares over then‑current market prices. In addition, under our senior credit facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders to terminate the facility and require us to repay outstanding borrowings. Under the indenture governing our senior notes, we are required to make an offer to repurchase the senior notes at a price of 101% of the principal amount plus accrued interest following a change of control (as defined in the indenture). As a result, the provisions of these debt agreements also may affect the likelihood of a takeover or other change of control. Under the license agreements, we need Starwood’s or Hyatt’s written consent prior to a change of control (as defined in the agreement) of Vistana and HVO, respectively, and both for certain change of control transactions of ILG.

Dividends—We may not continue paying dividends at the same rate or at all.

While we have been paying quarterly dividends, we may be unable to continue to pay dividends at the current rate or at all based on covenants in our credit agreement or if we do not have sufficient surplus under Delaware law. Our board of directors may determine not to declare dividends if the board deems this action to be in our company’s best interests. Discontinuing payment of dividends could change the manner, timing and/or ability to realize gains on investment in our common stock.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of January 1, 2017, ILG conducts operations through 37 offices in 15 countries, of which 17 offices are within the United States and 20 offices are outside of the United States. ILG’s global headquarters is located in Miami, Florida and occupies approximately 100,000 square feet of office space under a long‑term lease expiring in December 2020. We own or lease regional offices and sales centers.

ILG’s portfolio consisted of the vacation ownership resorts and hotels described in Part I, Item 1 “Business” under the heading “Our Resorts”. We own all unsold inventory at these properties and we own certain food, beverage, fitness, spa and recreational amenities, front desks, undeveloped land and similar assets at resorts we developed and select managed properties.

Item 3.    Legal Proceedings.

Rules of the Securities and Exchange Commission require the description of material pending legal proceedings, other than ordinary, routine litigation incidental to ILG’s business, and advise that proceedings ordinarily need not be described if they primarily involve damages for claims in amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters which ILG and its subsidiaries are defending, involves or is likely to involve amounts of that magnitude.

On December 5, 2016, individuals and entities who own or owned 107 fractional interests of a total of 372 interests created in the Fifth and Fifty-Fifth Residence Club located within The St. Regis, New York filed suit against us, certain of our subsidiaries, Marriott International Inc. and certain of its subsidiaries including Starwood Hotels and Resorts Worldwide LLC. The case is filed as a mass action in federal court in the Southern District of New York, not as a class action. The plaintiffs principally challenge the sale of less than all interests offered in the fractional offering plan, the  amendment of the plan to include additional units, the failure to amend the plan to provide for certain alleged changes, and the rental of unsold fractional interests by the plan’s sponsor, claiming that alleged acts by us and the other defendants breached or undermined the relevant agreements and harmed the value of plaintiffs’ fractional interests. The relief sought includes, among other things, compensatory damages, rescission, disgorgement, attorneys’ fees, and pre- and post-judgment interest. In response to our request to file a motion to dismiss, the plaintiffs have agreed to amend their complaint on or before March 6, 2017. We will determine at that time whether to request permission to file a motion to dismiss the amended complaint. We dispute the material allegations in the complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On February 28, 2017, the owners association for the Fifth and Fifty-Fifth Residence Club located within The St. Regis, New York filed a separate suit against us and certain of our subsidiaries in federal court in the Southern District of New York. The complaint, which has not been served on any party, asserts claims against the sponsor of the residence club, St. Regis Residence Club, New York, Inc., the club manager, St. Regis New York Management, Inc., and certain affiliated entities for alleged breach of fiduciary duties principally related to sale and rental practices and alleged breach of the original purchase agreements with certain owners. The relief sought consists of unspecified actual damages, punitive damages, and disgorgement of payments under the management and purchase agreements, as well as related agreements. We dispute the material allegations in the complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

Item 4.    Mine Safety Disclosures.

Not applicable

Executive Officers of the Registrant

See Part III, Item 10 of this report for information about our executive officers.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is listed on The NASDAQ Stock Market Global Select Market under the ticker symbol “ILG” since October 2016. Previously our ticker symbol was “IILG”. The table below sets forth the high and low sales prices per share for ILG common stock as reported on NASDAQ, for the calendar periods indicated.

	High	Low
Year Ended December 31, 2016
Fourth Quarter	$18.81	$15.94
Third Quarter	$18.24	$15.92
Second Quarter	$15.94	$11.79
First Quarter	$15.58	$10.61
Year Ended December 31, 2015
Fourth Quarter	$21.98	$13.98
Third Quarter	$23.19	$18.29
Second Quarter	$26.78	$22.75
First Quarter	$27.45	$20.75
Year Ended December 31, 2014
Fourth Quarter	$24.48	$18.83
Third Quarter	$22.85	$19.05
Second Quarter	$27.51	$18.96
First Quarter	$31.04	$25.39

As of February 15, 2017, there were approximately 10,600 holders of record of our common stock and the closing price of ILG common stock was $19.35. Because many of the outstanding shares of ILG common stock are held by brokers and other institutions on behalf of stockholders, ILG is not able to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

In 2014, we declared and paid quarterly dividends of $0.11 per share, while in 2015 and 2016, our quarterly dividends were $0.12 per share. We currently expect to declare and pay quarterly dividends of $0.15 per share quarterly in 2017. The actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board of Directors each quarter and will depend upon our results of operations, cash requirements and surplus, financial condition, legal requirements, capital requirements relating to business initiatives, investments and acquisitions and other factors that our Board of Directors may deem relevant. In addition, our revolving credit facility has various financial and operating covenants that place significant restrictions on us, including our ability to pay dividends.

Unregistered Sales of Equity Securities

During the year ended December 31, 2016, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of our common stock, excluding commissions, made during the quarter ended December 31, 2016 by or on behalf of ILG or any “affiliated purchaser,” as defined by Rule 10b‑18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b‑18 of the Exchange Act.

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs(1)
October 2016	—	$—	—	$—
November 2016	53,441	$17.83	53,441	$49,047,076
December 2016	14,967	$17.97	14,967	$48,778,125

(1)

In November 2016, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock. There is no time restriction on this authorization and repurchases may be made in the open‑market or through privately negotiated transactions, however, the merger agreement with Starwood restricts our ability to repurchase our common stock without Starwood’s consent.

Performance Comparison Graph

The performance graph is not deemed filed with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

The following graph covers the period from December 31, 2011 to December 31, 2016, assuming $100 was invested on December 31, 2011 in ILG common stock, and in each of the Russell 2000 in which our stock has been included since June 2009, and a peer group of companies in the Russell 2000 with the Hotels, Restaurant and Leisure GICS code 253010 (a list of these companies is provided below) as well as the S&P 1500 Composite Index of Hotels, Resorts & Cruise Lines. The graph assumes that all dividends were reinvested on the date of payment without payment of any commissions. The stock price performance shown in the graph is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON DECEMBER 31, 2011

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2016

(in dollars)

Company/Index/Market	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
ILG Inc	$100.00	$146.39	$236.69	$163.17	$124.73	$149.67
Russell 2000 Index	$100.00	$116.35	$161.52	$169.42	$161.95	$196.45
S&P 1500 Composite for Hotels, Resorts & Cruise lines	$100.00	$126.85	$164.31	$202.85	$208.70	$228.06
Peer Group	$100.00	$127.42	$185.91	$184.57	$172.28	$200.03

Companies included in peer group index with GICS Code 253010:

Accor S.A.	DO & Co AG	Papa John’s International, Inc.
Amaya Leisure PLC	Dineequity Inc	Patisserie Holdings PLC
AsiaTravel.com Holdings Ltd.	El Pollo Loco, Inc.	Penn National Gaming, Inc
Belmond Ltd	Eldorado Resorts, Inc	Pinnacle Entertainment Company
Berjaya Philippines Inc.	Empire Resorts, Inc.	Planet Fitness Inc.
Biglari Holdings Inc.	Fiesta Restaurant Group, Inc.	Playsafe Holdings
BJ’s Restaurants Inc.	Fogo de Chao, Inc.	Popeye’s Louisiana Kitchen, Inc.
Bloomin’ Brands, Inc.	Food Capitals PCL	Potbelly Corp.
Bob Evans Farms	Golden Entertainment Inc.	Punch Taverns plc
Bojangles’ Inc.	Grand Harbour PLC	Red Lion Hotels
Boxhill Technologies PLC	Graviss Hospitality Ltd.	Red Robin Gourmet, Inc.
Boyd Gaming Corp	Habit Restaurants Inc.	Red Rock Resorts Inc.
Buffalo Wild Wings, Inc.	Heavitree Brewery PLC	Reliance PAC BHD
Caesars Acquisition Company	ILG Inc.	Ruby Tuesday Inc.
Caesars Entertainment Corp.	International Speedway Corp.	Ruth’s Hospitality Group Inc.
Cara Operations Ltd.	Intrawest Resorts Holdings, Inc.	Scientific Games Corp
Centurion Corp Ltd.	Isle of Capri Casinos Inc.	SeaWorld Entertainment, Inc.
Century Casinos, Inc.	Jack in the Box	Sfinks SA
Churchill Downs Inc.	Jamba, Inc.	Shake Shack, Inc.
Chuy’s Holdings	Kona Grill, Inc.	Sonic Corp.
Clubcorp Holdings	La Quinta Holdings, Inc.	Speedway Motorsports Inc.
Codere SA	Les Hotels de Paris SA	Stamford Land Co
Contagious Gaming Inc.	Lindblad Expeditions Holdings Inc	Tasty PLC
Cracker Barrel Old Country	Luby’s Inc.	Tatts Group Ltd.
Cyprus Cement Co	Marcus Corporation	Texas Roadhouse, Inc.
Del Frisco’s Restaurant	Marriott Vacations Worldwide Corp.	The Fulham Shore PLC
Del Taco Restaurant	Monarch Casino & Resort Inc.	Webis Holdings PLC
Denny’s Corp	Nathan’s Famous, Inc.	Wingstop Inc.
Dharani Fin Ltd.	Noodles & Co.	Zoe’s Kitchen, Inc

Item 6.    Selected Financial Data

The following Selected Financial Data should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Income” in Item 7 of this report.

Financial Information:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions, except per share data)
Statement of Income Data
Revenue	$1,356	$697	$614	$501	$473
Operating income	185	128	127	133	110
Net income attributable to common stockholders	265	73	79	81	41
Adjusted net income(1)	130	76	80	81	53
EBITDA(1)	406	166	159	155	125
Adjusted EBITDA(1)	302	185	173	166	157
Earnings per share
Basic	$2.62	$1.28	$1.38	$1.42	$0.72
Diluted	2.60	1.26	1.36	1.40	0.71
Adjusted earnings per share(1)
Basic	$1.29	$1.33	$1.40	$1.42	$0.94
Diluted	1.28	1.32	1.39	1.41	0.93
Dividends declared
Dividends declared per share of common stock	$0.48	$0.48	$0.44	$0.33	$0.50

	December 31,
	2016	2015	2014	2013	2012
	(In millions)
Balance Sheet Data
Total assets	$3,304	$1,279	$1,324	$1,022	$903
Long-term debt, net of current portion	580	416	484	250	256
ILG stockholders' equity	1,567	432	384	344	272
Noncontrolling interest	26	33	36	33	—

	Year Ended December 31,
	2016	2015	2014	2013	2012
Vacation Ownership
Resort operations revenue	$136	$17	$4	$—	$—
Management fee revenue	111	88	89	42	27
Sales of vacation ownership products, net	306	28	7	—	—
Consumer financing revenue	57	5	1	—	—
Cost reimbursement revenue(8)	179	58	29	17	17
Total Vacation Ownership revenue	$789	$196	$130	$59	$44
Vacation Ownership gross margin	42%	39%	39%	42%	39%
Vacation Ownership gross margin without cost reimbursement	55%	56%	50%	60%	63%
Exchange and Rental
Transaction revenue(2)	$198	$193	$193	$199	$198
Membership fee revenue(3)	134	126	128	135	131
Ancillary member revenue(4)	6	6	7	7	7
Total member revenue	338	325	328	341	336
Club rental revenue(5)	63	9	2	—	—
Other revenue(6)	23	23	23	24	22
Rental management revenue(7)	48	50	48	30	27
Cost reimbursement revenue(8)	95	94	83	47	44
Total Exchange & Rental revenue	$567	$501	$484	$442	$429
Exchange and Rental gross margin	59%	61%	62%	67%	67%
Exchange and Rental gross margin without cost reimbursement	71%	75%	75%	75%	75%

Operating Statistics:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Vacation Ownership
Total timeshare contract sales (in millions)(11)	$347	$98	$25	—	—
Consolidated timeshare contract sales (in millions)(12)	$284	$26	$7	—	—
Average transaction price(13)	$16,013	$18,327	$16,873	—	—
Volume per guest(14)	$2,789	$1,941	$2,277	—	—
Tour flow(15)	101,879	13,405	3,031	—	—
Exchange and Rental
Total active members at end of period (000's)(9)	1,822	1,811	1,799	1,815	1,824
Average revenue per member(10)	$185.91	$178.76	$180.55	$187.13	$182.39

	Year Ended December 31,
Including Vistana as if acquired January 1, 2015:	2016	2015
Vacation Ownership
Total timeshare contract sales (in millions)(11)	$497	$456
Consolidated timeshare contract sales (in millions)(12)	$432	$377
Average transaction price(13)	$16,548	$15,548
Volume per guest(14)	$2,952	$2,774
Tour flow(15)	146,281	135,860
Exchange and Rental
Average revenue per member(10)	$191.61	$194.60

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2016
Vacation Ownership
Total timeshare contract sales (in millions)(11)	$26	$75	$123	$123
Consolidated timeshare contract sales (in millions)(12)	$7	$60	$107	$110
Average transaction price(13)	$18,362	$15,992	$15,736	$16,171
Volume per guest(14)	$2,270	$2,644	$2,804	$2,900
Tour flow(15)	3,049	22,479	38,253	38,098
Exchange and Rental
Total active members at end of period (000's)(9)	1,824	1,809	1,828	1,822
Average revenue per member(10)	$49.36	$46.76	$46.34	$43.40

2015
Vacation Ownership
Total timeshare contract sales (in millions)(11)	$28	$23	$26	$23
Consolidated timeshare contract sales (in millions)(12)	$6	$8	$6	$6
Average transaction price(13)	$18,572	$18,545	$17,314	$18,985
Volume per guest(14)	$1,942	$2,080	$1,866	$1,866
Tour flow(15)	3,070	3,620	3,460	3,255
Exchange and Rental
Total active members at end of period (000's)(9)	1,811	1,820	1,823	1,822
Average revenue per member(10)	$49.87	$44.17	$43.83	$40.82

	Quarter Ended
Including Vistana as if acquired January 1, 2015:	March 31,	June 30,	September 30,	December 31,
2016
Vacation Ownership
Total timeshare contract sales (in millions)(11)	$133	$118	$123	$123
Consolidated timeshare contract sales (in millions)(12)	$113	$102	$107	$110
Average transaction price(13)	$18,151	$16,261	$15,736	$16,171
Volume per guest(14)	$3,330	$2,810	$2,804	$2,900
Tour flow(15)	33,691	36,239	38,253	38,098
Exchange and Rental
Average revenue per member(10)	$53.28	$48.54	$46.34	$43.40

2015
Vacation Ownership
Total timeshare contract sales (in millions)(11)	$113	$104	$115	$125
Consolidated timeshare contract sales (in millions)(12)	$89	$87	$94	$107
Average transaction price(13)	$16,546	$15,036	$14,755	$15,949
Volume per guest(14)	$2,968	$2,523	$2,622	$3,008
Tour flow(15)	29,968	34,437	35,981	35,474
Exchange and Rental
Average revenue per member(10)	$54.28	$48.57	$47.45	$44.23

(1)

Refer to “ILG’s Principles of Financial Reporting” within Item 7 of this annual report on Form 10‑K for definitions of these non‑GAAP measures. Additionally, refer to “Reconciliations of Non‑GAAP Measures” within Item 7 for full reconciliations of these non‑GAAP measures to their respective GAAP measures.

(2)	Represents Interval Network, Vistana Signature Network and Hyatt Residence Club transactional and service fees paid primarily for exchanges, Getaways, reservation servicing and related transactions.
(3)	Represents fees paid for membership in the Interval Network, Vistana Signature Network and Hyatt Residence Club.
(4)	Includes revenue related to insurance and travel‑related services provided to Interval Network members.
(5)	Represents rentals generated by the Vistana Signature Network and Hyatt Residence Club mainly to monetize inventory to provide exchanges through hotel loyalty programs.
(6)

Includes revenue related primarily to exchange and rental transaction activity and membership programs outside of the Interval Network, Vistana Signature Network and Hyatt Residence Club, sales of marketing materials primarily for point‑of‑sale developer use, and certain financial services‑related fee income.

(7)	Represents rental management revenue earned by our vacation rental businesses within our Exchange and Rental segment, exclusive of cost reimbursement revenue.

(8)

Represents the compensation and other employee‑related costs directly associated with managing properties that are included in both revenue and expenses and that are passed on to the property owners or homeowners associations without mark‑up. Cost reimbursement revenue of the Vacation Ownership segment also includes reimbursement of sales and marketing expenses, without mark‑up, pursuant to contractual arrangements.

(9)

Represents active members of the Interval Network as of the end of the period. Active members are members in good standing that have paid membership fees and any other applicable charges in full as of the end of the period or are within the allowed grace period. All Hyatt Residence Club members and Vistana Signature Network members are also members of the Interval Network.

(10)

Represents membership fee revenue, transaction revenue and ancillary member revenue for the Interval Network, Hyatt Residence Club and Vistana Signature Network for the applicable period divided by the monthly weighted average number of active members during the applicable period.

(11)

Represents total timeshare interests sold at consolidated and unconsolidated projects pursuant to purchase agreements, net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period.

(12)

Represents total timeshare interests sold at consolidated projects pursuant to purchase agreements, net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period.

(13)	Represents consolidated timeshare contract sales divided by the net number of transactions during the period.
(14)	Represents consolidated timeshare contract sales divided by tour flow during the period.
(15)	Represents the number of sales presentations given at sales centers (other than at unconsolidated properties) during the period.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following Management Discussion and Analysis provides a comparative discussion of the results of operations and financial condition of ILG for the three years ended December 31, 2016. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10‑K for the year ended December 31, 2016, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This discussion includes the following sections:

•	Management Overview
•	Critical Accounting Policies and Estimates
•	Results of Operations
•	Financial Position, Liquidity and Capital Resources
•	ILG’s Principles of Financial Reporting
•	Reconciliations of Non‑GAAP Measures

MANAGEMENT OVERVIEW

General Description of our Business

ILG is a leading provider of professionally delivered vacation experiences and the exclusive global licensee for the Hyatt®, Westin® and Sheraton® brands in vacation ownership. We operate in two segments: Vacation Ownership (VO) and Exchange and Rental. The Vacation Ownership operating segment consists of the VOI sales and financing business of Vistana and HVO as well as the management related business of Vistana, HVO, VRI, TPI, VRI Europe. The Exchange and Rental operating segment consists of Interval, the Vistana Signature Network, the Hyatt Residence Club, the TPI operated exchange business, and Aqua-Aston Holdings, Inc.

Vacation Ownership engages in the sales, marketing, financing, and development of vacation ownership interests; the management of vacation ownership resorts; and related services to owners and associations. Exchange and Rental offers access to vacation accommodations and other travel‑related transactions and services to leisure travelers, by providing vacation exchange services and vacation rentals, working with resort developers and operating vacation rental properties.

Vacation Ownership Services

Revenue from the Vacation Ownership segment is derived principally from sales of VOIs and related fees earned by Vistana and HVO, interest income earned for financing these sales, fees for vacation ownership resort and homeowners’ association management services, and rental and ancillary revenues, including from hotels owned by Vistana and HVO.

Vistana and HVO sell, market, finance, develop and, in the case of HVO, license, the brand for vacation ownership products. Purchasers are generally automatically enrolled in either the Vistana Signature Network or the Hyatt Residence Club as well as the Interval Network. In addition, HVO receives fees for sales and marketing, brand licensing and other services provided to properties where the developer is not controlled by us.

Sales of VOIs may be made in exchange for cash or we may provide financing to qualified customers. These loans generally bear interest at a fixed rate, have a term of up to 15 years and require a minimum 10% down payment. The typical financing agreement provides for monthly payments of principal and interest, with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable. Our financing propensity for the year ended December 31, 2016 was approximately 73%. Historical default rates, which represent the trailing twelve months of defaults as a percentage of each period’s beginning gross vacation ownership notes receivable balance, was 4.4% and 3.5% as of December 31, 2016 and 2015, respectively. The 3.5% historical default rate for the year-ended December 31, 2015 pertains solely to HVO loans.

We have exclusive global master license agreements with Starwood Hotels & Resorts Worldwide for use of the Westin® and Sheraton®  brands in vacation ownership and with Hyatt Hotels Corporation for the use of the Hyatt®  brand in vacation ownership.

We provide management services to over 200 vacation ownership properties and/or their associations through Vistana, HVO, TPI, VRI and VRI Europe. Vistana and HVO provide management services for their respective branded luxury and upper upscale resorts. TPI and VRI provide property management, homeowners’ association management and related services to timeshare resorts in North America. VRI Europe manages vacation ownership resorts in Spain and the Canary Islands, the United Kingdom, France and Portugal. Our management services are provided pursuant to agreements with terms generally ranging from one to ten years (with several indefinite lived contracts in Europe), many of which are automatically renewable. Management fees are negotiated amounts for management and other specified services, and at times are based on a cost-plus arrangement.

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

Interval, which operates the Interval Network, has been a leader in the vacation exchange services industry since its founding in 1976. As of December 31, 2016, this quality global vacation ownership membership exchange network included Vistana Signature Network and Hyatt Residence Club resorts and owners among its large and diversified base of participating resorts consisting of more than 3,000 resorts located in over 80 countries and approximately 1.8 million members.

Interval typically enters into multi‑year contracts with developers of vacation ownership resorts, pursuant to which the resort developers agree to enroll all purchasers of vacation interests at the applicable resort as members of the

Interval exchange program. Members may also enroll directly, for instance, when they purchase a VOI through resale or HOA affiliation at a resort that participates in the Interval Network. In return, Interval provides members with the ability to exchange their VOI occupancy rights (whether denominated in weeks or points) for comparable, alternative accommodations at another resort and/or occupancy period, or for another vacation experience.

Both the Vistana Signature Network and the Hyatt Residence Club provide enhanced flexibility for owners to utilize their VOIs within the applicable network. In exchange for these services, we earn club and transaction fees. The Vistana Signature Network currently encompasses owners at 19 resorts while the Hyatt Residence Club has 16 resorts. We also operate additional exchange programs including TPI’s exchange business.

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

International Revenue

	Year ended December 31,
		%		%
	2016	change	2015	change	2014
	(Dollars in millions)
International revenue	$203	69%	$120	(8)%	$131
As a percentage of total revenue	15%	(12)%	17%	(19)%	21%

International revenue increased 69% in 2016 compared to 2015, and decreased 8% in 2015 compared to 2014. The increase in 2016 is principally due to the inclusion of Vistana and its Mexican operations. As a percentage of our total revenue, international revenue decreased to 15% in 2016, from 17% in 2015, which was a decrease in 2015 from 21% in 2014. The decrease in international revenue as a percentage of total revenue in 2015 is attributable to revenue from our HVO acquisition consummated in October 2014, which is entirely U.S. revenue.

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

Significant estimates underlying the accompanying consolidated financial statements include:

•	the recovery of long‑lived assets as well as goodwill and other intangible assets;

•	purchase price allocations of business combinations;
•	allowance for loan losses for vacation ownership mortgages receivable;
•	accounting for acquired vacation ownership mortgages receivable;
•	revenue recognition pertaining to sales of vacation ownership products pursuant to the percentage of completion method;
•	cost of vacation ownership product sales related estimates included in our relative sales value calculation, such as future projected sales revenue and expected project costs to complete;
•	the accounting for income taxes including deferred income taxes and related valuation allowances;
•	the determination of deferred revenue and membership costs; and
•	the determination of stock‑based compensation.

In the opinion of ILG’s management, the assumptions underlying the historical consolidated financial statements of ILG and its subsidiaries are reasonable

Other Factors Affecting Results

On May 11, 2016, we acquired the vacation ownership business of Starwood, now known as Vistana. The results of operations of this business are included in our consolidated results following the acquisition date within both our Vacation Ownership and Exchange and Rental segments. Consequently, this acquisition affects the year-over-year comparability of our results of operations for the year ended December 31, 2016, including respective interim periods. In September 2016, Starwood was acquired by Marriott International, Inc.

Vacation Ownership

The Vistana acquisition has increased our focus on sales and financing of VOIs, which drives recurring fee-for-service revenues such as management fees and the club exchange revenues discussed below. Effective lead generation is a key driver of both contract sales and volume per guest. Costs for new purchasers are generally higher than those for upgrading or selling additional VOIs to existing owners, however, sales to new owners are important for future revenue streams.

In addition, changes to prevailing interest rates may adversely affect our financing results to the extent we pay a higher rate for receivables financing transactions or other debt or do not adjust the interest rate we charge purchasers. The rentals in this segment are sourced from developer-owned inventory as well as revenue from the hotels included in the Vistana and HVO businesses. These operations are sensitive to the same factors as the club rentals described below.

For the United States based businesses, our management fees are paid by the HOAs and funded from the annual maintenance fees paid by the individual owners to the association. Most of VRI Europe revenue is based on a different model. Typically, VRI Europe charges vacation owners directly an annual fee intended to cover property management, all resort operating expenses and a management profit. Consequently, VRI Europe’s business model normally operates at a lower gross margin than the other management businesses, when excluding cost reimbursement revenue.

Vistana, HVO, TPI and VRI also offer vacation rental services and HOAs and, in some cases, to individual timeshare owners. Vistana and HVO provides management services to HOAs and resorts that participate in the Hyatt Residence Club. VRI Europe manages resorts developed by CLC World Resorts, our joint venture partner in VRI Europe, as well as independent homeowners’ associations.

Over the past year, we have been investing in our sales platform, including sales and marketing talent, and have been developing new sales centers in Key West, Los Cabos and Maui.

Exchange & Rental

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

Our 2016 results continue to be negatively affected by a shift in the percentage mix of the Interval Network membership base from traditional direct renewal members to corporate members. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate; however, these members tend to have a lower propensity to transact within the Interval Network. Membership mix as of December 31, 2016 included 56% traditional and 44% corporate members, compared to 57% and 43%, respectively, as of December 31, 2015. As of December 31, 2016, about a quarter of our Interval Network corporate members are a part of the Vistana Signature Network or Hyatt Residence Club.

Our Exchange and Rental segment results are susceptible to variations in economic conditions, particularly in its largest vacation rental market, Hawaii. According to the Hawaii Tourism Authority, visitor arrivals by air in Hawaii increased 3.1% while visitor expenditures increased 4.2% for the year ended December 31, 2016 compared to the prior year.

As of the latest forecast (February 2017), the Hawaii Department of Business, Economic Development and Tourism forecasts increases of 1.5% in visitors to Hawaii and 2.9% in visitor expenditures in 2017 over 2016.

An increasingly important part of the value proposition we provide to our members consists of rentals. In the Interval Network, Getaways provide additional discounted vacation opportunities for members without the need to exchange their VOIs. Our proprietary clubs rent inventory in order to provide exchange opportunities to branded hotels through the SPG and Hyatt Gold Passport/World of Hyatt programs, as applicable. These rentals and our Aqua-Aston business are sensitive to general economic conditions, inventory supply and pricing in the applicable markets.

Business Acquisitions

On October 1, 2014, we acquired the Hyatt Vacation Ownership business, or HVO, which provides vacation ownership services at 16 Hyatt Residence Club resorts, from subsidiaries of Hyatt Hotels Corporation. In connection with the acquisition, we entered into a long‑term exclusive license for use of the Hyatt® brand with respect to the shared ownership business. The global license agreement runs through 2093 and may be extended for three 20-year terms, subject to meeting certain sales performance tests.

On May 11, 2016, we acquired the vacation ownership business of Starwood, now known as Vistana. At closing, Starwood spun-off Vistana to its stockholders immediately prior to the merger of Vistana with and into a wholly owned subsidiary of ILG. In the merger, ILG issued approximately 72.4 million shares of ILG common stock to the holders who received Vistana common stock in the spin-off. Additionally, ILG directly purchased certain Mexican entities and a note receivable for total consideration of $128 million. In connection with the acquisition, Vistana entered into an exclusive, 80 - year global license agreement with Starwood for the use of the Westin® and Sheraton® brands in vacation ownership. The global license agreement may also be extended for two 30-year terms, subject to meeting certain sales performance tests. Also, Vistana has the non-exclusive license for the existing St. Regis® and The Luxury Collection® vacation ownership properties and an affiliation with the Starwood Preferred Guest program.

The financial effect of these acquisitions impacts the year‑over‑year comparability as further discussed in our Results of Operations section.

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

On September 20, 2016, we completed a term securitization transaction involving the issuance of $375 million of asset-backed notes, for an overall weighted average coupon of 2.56%. The advance rate for this transaction was 96.5%. Of the $375 million in proceeds from the transaction, $19 million is being held in escrow until the associated VIE purchases up to $19 million of additional loans by March 15, 2017 with any unused cash returned to the investors. Approximately $33 million was used to repay the outstanding balance on Vistana’s 2010 securitization and the remainder was used to pay transaction expenses, fund required reserves, pay down a portion of the borrowings outstanding under our $600 million revolving credit facility and for general corporate purposes.

Outlook

We expect additional consolidation within the vacation ownership industry leading to increased competition in our businesses. This leads to challenges for our external exchange business that relies on new buyers for additional members. Through the growth of our proprietary clubs, we plan to increase customer engagement and generate new members.

Our vacation ownership sales and financing businesses are positioned to grow through development of additional phases at existing resorts, converting properties to vacation ownership, adding resorts in attractive markets and expanding our sales distribution capabilities. Over the next year we plan to open The Westin Los Cabos Resort Villas & Spa, The Westin Nanea Ocean Villas, as well as additional phases at the following resorts:

•	The Westin Desert Willow Villas, Palm Desert;
•	The Westin St. John Resort Villas; and
•	Hyatt Wild Oak Ranch.

Additionally, we are scheduled to open four sales centers in 2017 in Maui, Los Cabos, Key West and Bonita Springs. As we expand our sales distribution, we have faced competition for talent.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other judgments and assumptions that we believe are reasonable under the circumstances. Actual outcomes could differ from those estimates due to changes in judgments, assumptions, and conditions as a result of unforeseen events or otherwise, which could have a material effect on our financial position or results of operations.

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

Revenue Recognition

Vacation Ownership

Revenue from the Vacation Ownership segment is derived principally from sales of VOIs and related fees earned by Vistana and HVO, interest income earned for financing these sales, fees for vacation ownership resort and homeowners’ association management services, and rental and ancillary revenues, including from hotels owned by Vistana and HVO.

Sales of VOIs

ILG recognizes revenue from sales of VOIs in accordance with Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) 970, Real Estate—General, and FASB ASC 978, Real Estate—Time‑Sharing Activities. The stated sales price of the VOI is divided into separate revenue components, which include the revenue earned on the sale of the VOI and the revenue earned on the sales incentive given to the customer as motivation to purchase the VOI. We at times offer several types of sales incentives, including SPG and Hyatt Gold Passport (World of Hyatt) points, free bonus week, and down payment credits to buyers.

Consolidated VOI sales are recognized and included in revenues after a binding sales contract has been executed, a 10% minimum down payment has been received as a measure of substantiating the purchaser’s commitment, the rescission period has expired, and construction is substantially complete. Pursuant to accounting rules for real estate time‑sharing transactions, as part of determining when we have met the criteria necessary for revenue recognition we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial down-payment. The agreement for sale generally provides for a down payment and a note secured by a mortgage payable in monthly installments, including interest, over a typical term ranging from 5 - 15 years. All payments received prior to the recognition of the sale as revenue are recognized in deferred revenue in the accompanying consolidated balance sheets. Customer deposits relating to contracts cancelled after the applicable rescission period are forfeited and recorded in revenue at the time of forfeiture.

If construction of the vacation ownership product is not complete, we determine the portion of revenues to recognize based upon the percentage of completion method, which includes judgments and estimates, including total project costs to complete. Revenue deferred under the percentage of completion calculations is included in deferred revenues on the consolidated balance sheet as of December 31, 2016, and associated direct selling costs are deferred as prepaid expenses within prepaid expenses and other current assets.

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

Management fee revenue

Management fees in this segment consist of base management fees, service fees, and annual maintenance fees, as applicable. Annual maintenance fees are amounts paid by timeshare owners for maintaining and operating the respective properties, which includes management services, and are recognized on a straight‑line basis over the respective annual maintenance period. Our day-to-day management services include activities such as housekeeping services, operation of a reservation system, maintenance, and certain accounting and administrative services. We receive compensation for such management services, which is generally based on either a percentage of the budgeted cost to operate such resorts or a fixed fee arrangement.

Resort operations revenue

Our resort operations activities are largely comprised of transient rental income at our vacation ownership and owned-hotel properties. We record rental revenue when occupancy has occurred or, in the case of unused prepaid rentals, upon forfeiture. Other ancillary services revenue consists of goods and services that are sold or provided by us at restaurants, golf courses and other retail and service outlets located at developed resorts. We recognize ancillary services revenue when goods have been provided and/or services have been rendered.

Exchange and Rental

Membership fee revenue

Revenue, net of sales incentives, from membership fees from our Exchange and Rental segment is deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight‑line basis. When multiple member benefits and services are provided over the term of the membership, revenue is recognized for each separable deliverable ratably over the membership period, as applicable. Generally, memberships are cancelable and refundable on a pro‑rata basis, with the exception of Interval Network’s Platinum tier which is non‑refundable. Direct costs of acquiring members (primarily commissions) and certain direct fulfillment costs related to deferred membership revenue are also deferred and amortized on a straight‑line basis over the terms of the applicable memberships or benefit period, whichever is shorter. The recognition of previously deferred revenue and expense is based on estimates derived from an aggregation of member‑level data. However, following the implementation of a proprietary IT platform in the fourth quarter of 2014, recognition of deferred membership revenue and expense on new Interval Network memberships sold is at the individual member‑level.

Transaction revenue

Revenue from exchanges, Getaway transactions and other fee-based services provided to members of our networks is recognized when confirmation of the transaction is provided and services have been rendered as the earnings process is complete. Reservation servicing revenue is recognized when the service is performed or on a straight‑line basis over the applicable service period. All taxable revenue transactions are presented on a net‑of‑tax basis.

Club rental revenue

Club rental revenue represents rentals generated by the Vistana Signature Network and Hyatt Residence Club mainly to monetize inventory at their vacation ownership resorts to provide exchanges for our members through hotel loyalty programs. Revenue related to club rentals is recognized when occupancy has occurred.

Rental management revenue

Revenue from our vacation rental management businesses is comprised of base management fees which are typically either (i) fixed amounts, (ii) amounts based on a percentage of adjusted gross lodging revenue, or (iii) various revenue sharing arrangements with condominium owners based on stated formulas. Base management fees are recognized when earned in accordance with the terms of the contract. Incentive management fees for certain hotels and condominium resorts are generally a percentage of operating profits or improvement in operating profits. We recognize incentive management fees as earned throughout the incentive period based on actual results which are trued‑up at the culmination of the incentive period. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. Service fee revenue is recognized when the service is provided.

General

Cost reimbursement revenue

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

Deferred revenue in a business combination

When we acquire a business which records deferred revenue on their historical financial statements, we are required to re‑measure that deferred revenue as of the acquisition date pursuant to rules related to accounting for business combinations, as described further below. The post‑acquisition impact of that remeasurement results in recognizing revenue which solely comprises the cost of the associated legal performance obligation we assumed as part of the acquisition, plus a normal profit margin. At times, this purchase accounting treatment results in lower amounts of revenue recognized in a reporting period following the acquisition than would have otherwise been recognized on a historical basis.

Multiple‑element arrangements

When we enter into multiple‑element arrangements, we are required to determine whether the deliverables in these arrangements should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract price should be allocated to each element. We analyze our contracts upon execution to determine the appropriate revenue recognition accounting treatment. Our determination of whether to recognize revenue for separate deliverables will depend on the terms and specifics of our products and arrangements as well as the nature of changes to our existing products and services, if any. The allocation of contract revenue to the various elements does not change the total revenue recognized from a transaction or arrangement, but may impact the timing of revenue recognition.

Sales type taxes

All taxable revenue transactions are presented on a net‑of‑tax basis.

Vacation Ownership Mortgages Receivable and Allowance for Loan Losses

Vacation ownership mortgages receivable consist of loans to eligible customers who purchase VOIs and choose to finance their purchase. These mortgage receivables are collateralized by the underlying VOI, generally bear interest at a fixed rate, have a typical term ranging from 5 - 15 years and are generally made available to customers who make a down payment on the purchase price within established credit guidelines.

Vacation ownership mortgages receivable are composed of mortgage loans related to our financing of vacation ownership interval sales. Included within our vacation ownership mortgages receivable are originated loans and loans acquired in connection with our acquisitions of Vistana and HVO.

Acquired loans are segregated between those with deteriorated credit quality at acquisition and those deemed as performing. To make this determination, we consider such factors as credit collection history, past due status, non‑accrual status, credit risk ratings, interest rates and the underlying collateral securing the loans. The fair value of acquired loans deemed performing is determined by discounting cash flows, both principal and interest, for the loan pool at market interest rates while giving consideration to anticipated future defaults. The difference between fair value and principal balances due at acquisition date is accreted to interest income, within consolidated revenue, over the estimated life of the loan pool.

The collection activity associated with our securitized vacation ownership notes receivable determines the amount of our monthly repayments against our securitized debt. Collection activity includes contractual payments due and prepayments. In addition, defaulted loans are generally removed from the securitized pool and are substituted or repurchased, while upgraded loans are repurchased, for debt repayment purposes. The securitized debt is non-recourse without a specific repayment schedule. As the amount of each principal payment is contingent on the cash flows from underlying vacation ownership mortgages receivable in a given period, we have not disclosed future contractual debt repayments. Additionally, our vacation ownership mortgages receivable securitization agreements allow us to receive the net excess cash flows (spread between the collections on the notes and payments for third party obligations as defined in the securitization agreements) from the VIEs provided we do not exceed certain triggers related to default levels and collateralization of the securitized pool, as discussed in Note 13.

Allowance for Loan Losses

For originated loans, we record an estimate of uncollectability as a reduction of sales of VOIs in the accompanying consolidated statements of income at the time revenue is recognized on a VOI sale. We evaluate our originated loan portfolio collectively as they are largely homogeneous, smaller‑balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgages receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write‑offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

We had $22 million and $2 million of allowance for loan losses as of December 31, 2016 and 2015, respectively, pertaining entirely to our originated loan portfolio. Changes in the estimates used in developing our default rates could result in a material change to our allowance. A 10% increase to our default rates used in the allowance calculation would increase our allowance for loan losses by approximately $2 million.

We generally determine our originated vacation ownership mortgages receivable to be nonperforming if either interest or principal is more than 30 days past due. All non‑performing loans are placed on non‑accrual status and we do not resume interest accrual until the receivable becomes contractually current. We apply payments we receive for vacation ownership notes receivable on non‑performing status first to interest, then to principal, and any remainder to fees.

Loans acquired in connection with a business combination are recorded at their estimated fair value on their purchase date with no carryover of the related allowance for loan losses. Performing acquired loans are subsequently evaluated for any required allowance at each reporting date. Refer to Note 5 for additional information on our acquired loans.

Accounting for Business Combinations

In accordance with ASC Topic 805, “Business Combinations,” when accounting for business combinations we are required to recognize the assets acquired, liabilities assumed, contractual contingencies, noncontrolling interests and contingent consideration at their fair value as of the acquisition date. These items are recorded on our consolidated balance sheets based upon their estimated fair values at such acquisition date. The results of operations of acquired businesses are included in the consolidated statements of income since their respective acquisition dates.

The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets, estimated contingent consideration payments and/or pre‑acquisition contingencies, all of which ultimately affect the fair value of goodwill established as of the acquisition date. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date and is then subsequently tested for impairment at least annually. If the fair value of the net assets acquired exceeds the purchase price consideration, we record a gain on bargain purchase. However, in such a case, before the measurement period closes we perform a reassessment to reconfirm whether we have correctly identified all of the assets acquired and all of the liabilities assumed as of the acquisition date.

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

Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired entity and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include but are not limited to:

•	future expected cash flows from sales of products and services and related contracts and agreements;
•	discount and long‑term growth rates; and
•

the estimated fair value of the acquisition‑related contingent consideration, which is performed using a probability‑weighted income approach based upon the forecasted achievement of post‑acquisition pre‑determined targets;

Unanticipated events and circumstances may occur which could affect the accuracy or validity of our assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition‑related contingent consideration subsequent to the acquisition date, including changes resulting from events that occur after the acquisition date, such as changes in our estimated fair value of the targets that are expected to be achieved, will be recognized in earnings in the period of the change in estimated fair value.

Additionally, when acquiring a company who has recorded deferred revenue in its historical, pre‑acquisition financial statements, we are required as part of purchase accounting to re‑measure the deferred revenue as of the acquisition date. Deferred revenue is re‑measured to represent solely the cost that relates to the associated legal performance obligation which we assumed as part of the acquisition, plus a normal profit margin representing the level of effort or risk assumed. Legal performance obligations that simply relate to the passage of time would not result in recognized deferred revenue as there is little to no associated cost.

Recoverability of Goodwill and Other Intangible Assets

Our Policy

Goodwill and other intangible assets are significant components of our consolidated balance sheets. Our policies regarding the valuation of intangible assets affect the amount of future amortization and possible impairment charges we may incur. Assumptions and estimates about future values and remaining useful lives of our intangible and other long‑lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as consumer spending habits and general economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. In accordance with ASC 350, we review the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances, based on either a qualitative assessment or a two‑step impairment test. Our reporting units within each of our Vacation Ownership and Exchange and Rental operating segments are as follows:

OPERATING SEGMENTS
Vacation Ownership	Exchange and Rental
VO management reporting unit	Exchange reporting unit
VO sales and financing reporting unit	Rental reporting unit

During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions.

Qualitative Assessment

The qualitative assessment may be elected in any given year pursuant to ASC 350. Under this guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If entities determine, on the basis of qualitative factors, that it is more‑likely‑than‑not (i.e., a likelihood of more than 50 percent) that the fair value of the reporting unit is below the carrying amount, the two‑step impairment test would be required. The guidance also provides the option to skip the qualitative assessment in any given year and proceed directly with the two‑step impairment test at our discretion.

Our qualitative assessment is performed for the purpose of assessing whether events or circumstances have occurred in the intervening period between the date of our last two‑step impairment test (the “Baseline Valuation”) and the date of our current annual impairment test which could adversely affect the comparison of our reporting units’ fair value with its carrying amount. Examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount include macro‑economic conditions such as deterioration in the entity’s operating environment, industry or overall market conditions; reporting unit specific events such as increasing costs, declining financial performance, or loss of key personnel or contracts; or other events such as pending litigation, access to capital in the credit markets or a sustained decrease in ILG’s stock price on either an absolute basis or relative to peers. If it is determined, as a result of the qualitative assessment, that it is more‑likely‑than‑not that the fair value of a reporting unit is less than its carrying amount, we are then required to perform a two‑step impairment test on goodwill.

Two‑step Impairment Test

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

Indefinite‑Lived Intangible Assets

Our intangible assets with indefinite lives relate principally to trade names, trademarks and certain resort management contracts. Pursuant to ASC 350, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. Accordingly, we evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life. As of December 31, 2016, there have been no changes to the indefinite life determination pertaining to these intangible assets.

In addition, an intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an indefinite‑lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded. However, entities testing an indefinite‑lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite‑lived intangible asset being impaired is below a “more‑likely‑than‑not” threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset.

2016 Annual Impairment Test

As of October 1, 2016, we assessed the carrying value of goodwill and other intangible assets of each of our four reporting units pursuant to the two-step impairment approach. Goodwill assigned to VO Sales and Financing, VO Management, Exchange, and Rental, our reporting units as of that date, was $7 million, $36 million, $496 million and $20 million, respectively. The first step of the impairment test concluded the carrying value of our reporting units did not exceed its fair value; consequently, the second step of the impairment test was not necessary and goodwill was not determined to be impaired.

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

With respect to our VO Sales and Financing reporting unit’s Step 1 analysis, the primary examples of key estimates include our discount rate and forecasted growth rates. As a measure of sensitivity on the income approach, as of the date of our last impairment test, a hypothetical 10% change in both our discount and long‑term growth rates would result in a change of $98 million in the income approach fair value of the reporting unit, which represents nearly all of the excess of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our selected EBITDA multiple by 10% would result in a change of approximately $11 million in this reporting unit’s market comparison approach fair value, or approximately 11% of the excess of the reporting unit’s fair value over its carrying value.

With respect to our VO management reporting unit's step one analysis, the primary examples of key estimates include our discount rate and forecasted growth rates. As a measure of sensitivity on both the income and market approach, as of the date of our last impairment test, a hypothetical 10% change in both our discount and long-term growth rates with respect to the income approach, and a change of 10% in our selected EBITDA multiple with respect to the market approach, would result in the fair value of the reporting unit falling below its carrying value; consequently, we would have been required to perform the second step of our impairment test to measure the amount of impairment, if any.

The results from these sensitivities on our VO reporting units should be interpreted with the understanding that Vistana represents the largest component of this reporting unit and we recently fair valued the net assets of Vistana as part of our May 2016 acquisition.

With respect to our exchange reporting unit's step one analysis, the primary examples of key estimates include our discount rate and forecasted sales growth rates. As previously noted, we use the average of an income approach and a market comparison approach to calculate the fair value of our reporting units. As a measure of sensitivity on the income approach, as of the date of our last impairment test, a hypothetical 10% change in both our discount and long-term growth rates would result in a change of $100 million in the income approach fair value of the reporting unit, or approximately 10% of the excess of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our selected EBITDA multiple by 10% would result in a change of approximately $50 million in the reporting unit's market comparison approach fair value, or approximately 5% of the excess of the reporting unit's fair value over its carrying value.

With respect to our rental reporting unit's step one analysis, the primary examples of key estimates include forecasted available and occupied room nights, average daily rates and long-term growth rates. As a measure of sensitivity on the income approach, as of the date of our last impairment test, a hypothetical 10% change to all four forecasted key estimates would result in a change of approximately $9 million in our income approach fair value, or approximately 27% of the excess of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our selected EBITDA multiple by 10% would result in a change of approximately $7 million in the reporting unit's market comparison approach fair value, or approximately 20% of the excess of the reporting unit's fair value over its carrying value.

Key estimates and assumptions for our reporting units can be impacted by certain potential events and changes in circumstances, as follows:

Events and trends in the vacation ownership, vacation rental and travel industries that could adversely affect consumers travel to and vacation in certain destinations and regions in which vacation rental and managed properties are located, including events such as:

•	Declines in discretionary spending levels during general economic downturns.
•	Inclement weather and/or natural disasters.
•	Travel health concerns.
•	Concerns related to terrorism, enhanced travel security measures and/or geographical/political conflicts.

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

•

Failure to maintain brand standards could result in a Hyatt, Westin or Sheraton branded property losing the brand and certain material systemic defaults could result in termination of the Master License Agreement.

VO Sales and Financing

•

Lack of available financing, including securitization transactions, for vacation property developers could adversely affect our ability to maintain and grow our vacation ownership sales and financing business which could adversely affect our business, financial condition and results of operations.

•	Inability to develop new projects, expand existing projects or otherwise acquire vacation ownership inventory for sale.
•	Loss of brand license for a particular resort or the brand as a whole.

VO Management

•

Inability of our managed homeowners’ associations to levy and collect sufficient maintenance fees to cover the costs to operate and maintain the resort properties; such properties may be forced to close or file bankruptcy and may terminate our management.

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

Recoverability of Long‑Lived Assets

Our Policy

We review the carrying value of all long‑lived assets- primarily property and equipment, vacation ownership inventory under construction and not in active sales, and definite‑lived intangible assets - for impairment whenever events or changes in circumstances indicate that the carrying value of a long‑lived asset (asset group) may be impaired. In accordance with guidance included within ASC Topic 360, “Property, Plant and Equipment,” recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (asset group) to future undiscounted cash flows expected to be generated by the asset (asset group). An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When estimating future cash flows, we consider:

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

If an asset (asset group) is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset (asset group) exceeds its fair value. When determining the fair value of the asset (asset group), we consider the highest and best use of the assets from a market‑participant perspective. The fair value measurement is generally determined through the use of independent third party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects our own assumptions of what market participants would utilize to price the asset (asset group).

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Assets to be abandoned, or from which no further benefit is expected, are written down to zero at the time that the determination is made and the assets are removed entirely from service.

Recoverability Test

For the years ended December 31, 2016 and 2015, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test has not been warranted.

Vacation Ownership Inventory and Cost of Sales

Our inventory consists of completed unsold vacation ownership interests, which has an operating cycle that generally exceeds twelve months, and vacation ownership projects under construction. On our consolidated balance sheet, completed unsold vacation ownership interests are presented as a current asset, while vacation ownership projects under construction are presented as a non-current asset given this inventory is in the development stage of its operating cycle. We carry our inventory presented within current assets at the lower of cost or fair value, less expected costs to sell, which can result in impairment charges and/or recoveries of previous impairments.

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

        We account for our vacation ownership inventory and cost of vacation ownership products in accordance with the authoritative guidance for accounting for real estate time-sharing transactions which defines a specific application of the relative sales value method for reducing vacation ownership inventory and recording cost of sales. Also, pursuant to the guidance for accounting for real estate time-sharing transactions, we do not reduce inventory for the cost of vacation ownership products related to anticipated credit losses (accordingly, no adjustment is made when inventory is reacquired upon default of originated receivables).

These standards provide for changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as cost of sales true-ups, and are recorded in cost of vacation ownership product sales to retrospectively adjust the margin previously recorded subject to those estimates. These cost of sales true-ups are typically the result of revisions to estimates and ratios embedded in our relative sales value calculations and could result in material adjustments to cost of vacation ownership product sales in a given period. As a measure of sensitivity, a 1% change in the cost of sales rate across all our relative sales value calculations would result in a change to cost of vacation ownership product sales of $3 million in 2016.

Stock‑Based Compensation

Stock‑based compensation is accounted for under ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). On May 21, 2013, ILG adopted the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan and stopped granting awards under the ILG 2008 Stock and Annual Incentive Plan. Both plans provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock‑based awards. Restricted stock units (“RSUs”) are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and restricted stock awards are issued shares, subject to forfeiture. In each case, the value of each award is equal to the fair value of ILG common stock at the date of grant, except for RSUs subject to relative total shareholder return performance criteria, for which the fair value is based on a Monte Carlo simulation analysis as further discussed in Note 18 accompanying our consolidated financial statements. Each RSU and share of restricted stock is subject to service‑based vesting, where a specific period of continued employment must pass before an award vests. We grant awards subject to graded vesting (i.e., portions of the award vest at different times during the vesting period) or to cliff vesting (i.e. all awards vest at the end of the vesting period). In addition, certain RSUs are subject to attaining specific performance criteria.

ILG recognizes non‑cash compensation expense for all RSUs and shares of restricted stock held by ILG’s employees and directors. For RSUs to be settled in stock and shares of restricted stock, the accounting charge is measured at the grant date fair value of ILG common stock and expensed as non‑cash compensation over the vesting term using the straight‑line basis for service awards and the accelerated basis for performance‑based awards with graded vesting. Certain cliff vesting awards with performance criteria are tied to anticipated future financial performance in determining the fair value of the award, while other cliff vesting awards with performance criteria are tied to the achievement of relative total shareholder return criteria. This value is recognized as expense over the service period, net of estimated forfeitures, using the straight‑line recognition method. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark‑to‑market adjustments for changes in the price of the respective common stock, as compensation expense.

Stock‑based compensation is recorded within the same line item in our consolidated statements of income as the employee‑related compensation of the award recipient, as disclosed in tabular format in Note 18 accompanying our consolidated financial statements.

The amount of stock‑based compensation expense recognized in the consolidated statements of income is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. To the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant‑date value of the award tranche that is actually vested at that date.

As of December 31, 2016, ILG had approximately $27 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity‑based awards, which is currently expected to be recognized over a weighted average period of approximately 1.7 years. Of the $27 million of unrecognized compensation cost, 58% relates to an employee class group comprised of certain key employees for which we do not expect RSUs to be forfeited for our accounting estimate. For awards in which we expect forfeitures to occur, a 10% change to our estimated forfeiture rate would have an impact of less than $50,000 to our unrecognized compensation cost as of December 31, 2016.

Income Taxes

Accounting for our income taxes requires significant judgment in the evaluation of our uncertain tax positions and in the calculation of our provision for income taxes. Pursuant to ASC Topic 740 “Income Taxes” (“ASC 740”), we adopted a two‑step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate available evidence to determine if it appears more likely than not that an uncertain tax position will be sustained on an audit by a taxing authority, based solely on the technical merits of the tax position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position.

Although we believe we have adequately reserved for our uncertain tax positions, the ultimate outcome of these tax matters may differ from our expectations. We adjust our reserves in light of changing facts and circumstances, such as the completion of a tax audit, expiration of the applicable statute of limitations, the refinement of an estimate, and interest accruals associated with uncertain tax positions until they are resolved. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. See Note 19 accompanying our consolidated financial statement.

We are subject to taxation at the federal, state and local levels in the United States and various other countries and jurisdictions. Our future effective tax rates could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in our deferred tax assets or liabilities, changes in our ability to realize our deferred tax assets, changes in the valuation of our uncertain tax positions, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

RESULTS OF OPERATIONS

Revenue

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(Dollars in millions)
Vacation Ownership
Resort operations revenue	$136	700%	$17	325%	$4
Management fee revenue	111	26%	88	(1)%	89
Sales of vacation ownership products, net	306	993%	28	300%	7
Consumer financing revenue	57	NM	5	400%	1
Cost reimbursement revenue	179	209%	58	100%	29
Total Vacation Ownership revenue	789	303%	196	51%	130
Exchange and Rental
Transaction revenue	198	3%	193	0%	193
Membership fee revenue	134	6%	126	(2)%	128
Ancillary member revenue	6	0%	6	(14)%	7
Total member revenue	338	4%	325	(1)%	328
Club rental revenue	63	600%	9	350%	2
Other revenue	23	0%	23	0%	23
Rental management revenue	48	(4)%	50	4%	48
Cost reimbursement revenue	95	1%	94	13%	83
Total Exchange and Rental revenue	567	13%	501	4%	484
Total ILG revenue	$1,356	95%	$697	14%	$614

2016 compared to 2015

Revenue for the year ended December 31, 2016 of $1.4 billion increased $659 million, or 95%, compared to revenue of $697 million in 2015. Vacation Ownership segment revenue of $789 million increased $593 million, or 303%, while Exchange and Rental segment revenue of $567 million increased $66 million, or 13%, in the year compared to prior year.

Vacation Ownership

The increase of $472 million in segment revenue, excluding cost reimbursement, over the prior year principally resulted from the Vistana acquisition which includes $39 million of revenue recognized in the period pertaining to pre-acquisition sales of vacation ownership products deferred as of the acquisition date pursuant to the percentage of completion accounting method. Excluding Vistana and cost reimbursements, segment revenue increased by $9 million, or 7%, primarily driven by stronger sales of consolidated vacation ownership products which rose by $3 million, or 12%, higher resort operations revenue of $4 million, or 25%, and an increase of $1 million in management fee revenue in 2016 over prior year. The increase in resort operations revenue is attributable to higher reported rental revenue from owned VOIs in the current period compared to last year.

Exchange and Rental

Exchange and Rental segment revenue, excluding cost reimbursements, increased $65 million, or 16%, in 2016 compared to 2015. This increase is due to the inclusion of Vistana in our results subsequent to the acquisition. Excluding Vistana and cost reimbursements, segment revenue decreased by $9 million, or 2%, in 2016 compared to the prior year. This decrease resulted from lower rental management revenue of $2 million, or 4% primarily attributable to less available room nights due to a net reduction in units under management at certain Aqua-Aston resorts. Additionally, 2016 was unfavorably impacted by the continued shift in the percentage mix of our membership base from traditional to corporate members as well as less favorable terms on multi-year corporate renewals of certain large developer clients in a prior year taking effect in the current year. These declines were partly offset by higher average transaction fees for exchanges and Getaways, together with an increase in club rental revenue over prior year.

2015 compared to 2014

Revenue for the year ended December 31, 2015 of $697 million increased $83 million, or 14%, compared to revenue of $614 million in 2014. Exchange and Rental segment revenue of $501 million increased $17 million, or 4%, and Vacation Ownership segment revenue of $196 million increased $66 million, or 51%, in the period compared to prior year. On a constant currency basis, ILG revenue for 2015 would have been $708 million, an increase of 15% over the prior year.

Vacation Ownership

The increase of $37 million, or 37%, in segment revenue for 2015, excluding cost reimbursements, reflects increases over the prior year of $25 million of incremental vacation ownership sales and financing revenue, entirely related to the HVO acquisition, as well as $14 million in resort operations revenue. The increase in resort operations revenue is a result of incremental revenue from our HVO acquisition, partly offset by the foreign currency negative impact of translating the results of our European vacation ownership management businesses into U.S. dollars. This unfavorably impacted revenue by approximately $9 million, driven by the weakening of foreign currencies compared to the U.S. dollar. On a constant currency basis, total revenue and revenue excluding cost reimbursement for this segment would have been $205 million and $148 million, respectively, increasing 58% and 47% over the prior year.

Exchange and Rental

Exchange and Rental segment revenue, excluding cost reimbursements, increased $6 million, or 1%, in 2015 compared to 2014. This increase is primarily due to incremental revenue attributable to our HRC business which drove an increase of $7 million in club rental revenue. Additionally, our rental businesses drove rental management revenue higher by $2 million, or 4%, over the prior year. These increases were partly offset by decreases of $2 million in membership fee revenue and $1 million in ancillary revenue.

Cost of Sales

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(Dollars in millions)
Vacation Ownership
Cost of service and membership related	$48	41%	$34	(6)%	$36
Cost of sales of vacation ownership products	99	395%	20	233%	6
Cost of rental and ancillary services	116	NM	7	(13)%	8
Cost of consumer financing	13	0%	—	0%	—
Cost reimbursements	179	209%	58	100%	29
Total Vacation Ownership cost of sales	455	282%	119	51%	79
Exchange and Rental
Cost of service and membership related sales	70	6%	66	(12)%	75
Cost of sales of rental and ancillary services	69	103%	34	31%	26
Cost reimbursements	95	1%	94	13%	83
Total Exchange and Rental cost of sales	234	21%	194	5%	184
Total ILG cost of sales	$689	120%	$313	19%	$263

Royalty fee expense	28	833%	3	200%	1

Margin metrics:
ILG:
Gross margin	49%	(11)%	55%	(4)%	57%
Gross margin without cost reimbursement revenue/expenses	62%	(11)%	70%	0%	70%
Vacation Ownership:
Gross margin	42%	8%	39%	(0)%	39%
Gross margin without cost reimbursement revenue/expenses	55%	(2)%	56%	12%	50%
Exchange and Rental:
Gross margin	59%	(3)%	61%	(2)%	62%
Gross margin without cost reimbursement revenue/expenses	71%	(5)%	75%	0%	75%

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

2016 compared to 2015

Cost of sales for the year ended December 31, 2016 increased $376 million from 2015 principally due to the inclusion of Vistana’s results subsequent to our acquisition. This increase consists of $336 million from our Vacation Ownership segment and $40 million from our Exchange and Rental segment. Overall gross margin was 49% in the year.

Vacation Ownership

The increase of $215 million in cost of sales, excluding cost reimbursements, from the Vacation Ownership segment was principally attributable to the inclusion of Vistana in our results which includes $24 million of direct sales costs recognized in the period pertaining to pre-acquisition sales of vacation ownership products deferred as of the acquisition date pursuant to the percentage of completion accounting method. Excluding cost reimbursements and Vistana, cost of sales in this segment increased $5 million, or 8%, primarily as a result of higher sales of vacation ownership products and other reported developer costs in the current period compared to last year. Gross margin for this segment excluding Vistana and cost reimbursements decreased 77 basis points to 55% in the period compared to 56% last year.

Exchange and Rental

Gross margin for the Exchange and Rental segment in the period, excluding cost reimbursements, decreased 488 basis points to 71% when compared to the prior year. Excluding cost reimbursements and Vistana, cost of sales and gross margin were relatively in-line with the prior year. The period’s activity reflects lower call center related expenses and member fulfillment costs (included within costs of service and membership related), partly offset by higher third-party purchased accommodations (included within cost of rental and ancillary services).

Royalty Fee Expense

Royalty fee expense for the period pertains to costs incurred pursuant to our exclusive global licenses for the Hyatt®, Westin® and Sheraton® brands in vacation ownership. The increase of $25 million in royalty fee expense in 2016 compared to prior year pertains to the inclusion of Vistana in our results.

2015 compared to 2014

Cost of sales for the year ended December 31, 2015 increased $50 million from 2014, consisting of increases of $10 million from our Exchange and Rental segment and $40 million from our Vacation Ownership segment. Overall gross margin decreased by 207 basis points to 55% in the period compared to last year. The decrease in overall gross margin is due to the incremental gross profit contribution from our lower‑margin Vacation Ownership segment relative to total ILG gross profit.

Vacation Ownership

The increase of $40 million in cost of sales from the Vacation Ownership segment was attributable to the incremental costs of $49 million resulting from our HVO acquisition. Of this amount, $30 million represented incremental HVO cost reimbursement expenses. This increase was partly offset by lower cost of service and membership related sales pertaining to our other vacation ownership management businesses in the period. This decrease was largely attributable to the foreign currency impact of translating the results of our European vacation ownership management businesses into U.S. dollars at end of period which amounted to a decrease in cost of sales by approximately $5 million in the period on a constant currency basis.

Gross margin of 39% for this segment was relatively in-line when compared to the prior year. Excluding the effect of cost reimbursement revenue, gross margin for this segment was 56% in the year compared with prior year gross margin of 50%. Gross margin (excluding cost reimbursement revenue) for this segment was impacted by a relative decrease in certain reported expenses compared to prior year, as well as a favorable contribution from HVO.

Exchange and Rental

Gross margin for the Exchange and Rental segment in 2015 decreased 71 basis points to 61% when compared to the prior year. However, excluding the effect of cost reimbursement revenue, gross margin of 75% in the year was higher by 62 basis points when compared to the prior year. Cost of sales for this segment rose $10 million, or 5%, from

2014 primarily resulting from $11 million of higher cost reimbursement expenses at our rental management businesses and the inclusion of the Hyatt Residence Club. This change was partly offset by a decrease in call center costs within cost of service and membership related.

Selling and Marketing Expense

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(Dollars in millions)
Vacation Ownership	$139	969%	$13	225%	$4
Exchange and Rental	55	(5)%	58	0%	58
Total ILG selling and marketing expense	$194	173%	$71	15%	$62
As a percentage of total revenue	14%	40%	10%	0%	10%
As a percentage of total revenue excluding cost reimbursement revenue	18%	38%	13%	8%	12%

Selling and marketing expense consists primarily of advertising and promotional expenditures as well as compensation and other employee‑related costs, including stock‑based compensation and benefits for certain of our operating businesses, for personnel engaged in sales and sales support functions.

Additionally, selling and marketing expense for our Vacation Ownership segment primarily relates to a range of marketing efforts aimed at generating prospects for our vacation ownership sales activities. These marketing efforts can include activities related to targeted promotional mailings, multi‑night vacation marketing packages and programs, premiums such as gift certificates and tickets to local attractions or events, and other costs related to encouraging potential purchasers to attend sales presentations. Selling and marketing expenditures for our Exchange and Rental segment primarily include printing costs of directories and magazines, promotions, tradeshows, agency fees, marketing fees and related commissions.

2016 compared to 2015

Selling and marketing expense in 2016 increased $123 million, or 173%, compared to 2015 principally due to the inclusion of Vistana’s results. As a percentage of total revenue excluding cost reimbursements, sales and marketing expense during the year was comparable to the prior year when excluding Vistana.

2015 compared to 2014

Selling and marketing expense in 2015 increased $9 million, or 15%, compared to 2014. The increase of $9 million in our Vacation Ownership segment principally pertains to a full year of incremental costs associated with our vacation ownership selling and marketing efforts subsequent to the acquisition of HVO.

As a percentage of total revenue and total revenue excluding cost reimbursement revenue, sales and marketing expense increased 19 and 73 basis points, respectively, during the year compared to the prior year.

General and Administrative Expense

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(Dollars in millions)
General and administrative expense	$198	32%	$150	13%	$133
As a percentage of total revenue	15%	(32)%	22%	0%	22%
As a percentage of total revenue excluding cost reimbursement revenue	18%	(36)%	28%	8%	26%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition related costs	16%	(38)%	26%	4%	25%

General and administrative expense consists primarily of compensation and other employee‑related costs (including stock‑based compensation) for personnel engaged in oversight, corporate development, finance and accounting, legal, treasury, tax, internal audit, human resources, and certain IT functions, as well as certain facilities costs, fees for professional services and other benefits.

2016 compared to 2015

The increase in general and administrative expense in 2016 is attributable to the inclusion of Vistana. Excluding Vistana and the approximate $10 million increase in professional fees pertaining to the Vistana transaction, general and administrative expense in the 2016 period decreased by $5 million from 2015 in part influenced by lower health and welfare insurance expense; additionally there was an unfavorable $2 million comparison with the prior year related to our estimated accrual for the European Union value added tax matter. As a percentage of revenue excluding cost reimbursements, acquisition related expenses and Vistana, general and administrative expense was lower by 917 basis points compared to last year.

2015 compared to 2014

The increase in general and administrative expense in 2015 of $17 million from 2014 was predominately due to incremental expenses from the inclusion of HVO in our results of operations for a full year. Additionally, excluding HVO, the change in general and administrative expense in the period was impacted by higher compensation and other employee‑related costs of $3 million, as well as an increase in professional fees of $1 million primarily associated with Vistana acquisition related activities. This increase was partly offset by $2 million of lower restructuring expenses incurred in the prior year, a favorable $2 million change related to our estimated accrual for the European Union value added tax matter discussed in Note 16 accompanying our consolidated financial statements, and a $1 million legal settlement recorded in the prior year. As a percentage of total revenue excluding cost reimbursement revenue, general and administrative expense was higher by 103 basis points.

Amortization Expense of Intangibles

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(Dollars in millions)
Amortization expense of intangibles	$19	36%	$14	17%	$12
As a percentage of total revenue	1%	(50)%	2%	0%	2%
As a percentage of total revenue excluding cost reimbursement revenue	2%	(33)%	3%	50%	2%

2016 compared to 2015

Amortization expense of intangibles for the year ended December 31, 2016 increased $5 million over 2015 due to incremental amortization expense pertaining to the Vistana acquisition in May 2016.

2015 compared to 2014

Amortization expense of intangibles for the year ended December 31, 2015 increased $2 million over 2014 due to incremental amortization expense pertaining to the HVO acquisition in October 2014.

Depreciation Expense

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(Dollars in millions)
Depreciation expense	$43	139%	$18	13%	$16
As a percentage of total revenue	3%	0%	3%	0%	3%
As a percentage of total revenue excluding cost reimbursement revenue	4%	33%	3%	0%	3%

2016 compared to 2015

Depreciation expense for the year ended December 31, 2016 increased $25 million over 2015 largely due to incremental depreciation expense related to fixed assets acquired as part of the Vistana acquisition, in addition to other depreciable assets being placed in service subsequent to December 31, 2015. These other depreciable assets pertain primarily to software and related IT hardware.

2015 compared to 2014

Depreciation expense for the year ended December 31, 2015 increased $2 million over 2014 largely due to incremental depreciation expense related to fixed assets acquired as part of the HVO acquisition, in addition to other depreciable assets, primarily software and related IT hardware, being placed in service subsequent to December 31, 2014.

Operating Income

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(Dollars in millions)
Vacation Ownership	$53	563%	$8	(20)%	$10
Exchange and Rental	132	10%	120	3%	117
Total operating income	$185	45%	$128	1%	$127
As a percentage of total revenue	14%	(22)%	18%	(14)%	21%
As a percentage of total revenue excluding cost reimbursement revenue	17%	(26)%	23%	(8)%	25%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition related costs	19%	(24)%	25%	(4)%	26%

2016 compared to 2015

Operating income in 2016 increased $57 million from 2015, consisting of a $45 million increase from Vacation Ownership and a $12 million increase from Exchange and Rental.

Operating income for our Vacation Ownership segment of $53 million was higher by $45 million compared to prior year, reflecting the inclusion of Vistana in our results which includes $15 million of gross profit recognized in the period pertaining to pre-acquisition sales of vacation ownership products deferred as of the acquisition date pursuant to the percentage of completion accounting method. However, the period was unfavorably impacted by $13 million of higher acquisition related costs in connection with the Vistana acquisition in May. Excluding Vistana and acquisition related expenses, this segment’s operating income would have been in-line with the prior year.

Operating income for our Exchange and Rental segment of $132 million was higher by $12 million compared to the prior year. Operating income in the year reflects the favorable inclusion of Vistana in our results, offset by $7 million of higher professional fees and other costs incurred principally in connection with closing the Vistana acquisition. Excluding Vistana and acquisition related expenses, this segment’s operating income would have been relatively consistent with last year.

2015 compared to 2014

Operating income in 2015 was relatively in‑line with 2014 and consisted of a $3 million increase from our Exchange and Rental segment, offset in part by a $2 million decrease from our Vacation Ownership segment. On a constant currency basis, operating income would have been $132 million, up 4% when compared to last year.

The decrease in operating income of $2 million in our Vacation Ownership segment is due to $3 million of unfavorable foreign currency impact in the year from translating the results of our European vacation ownership management businesses into U.S. dollars. On a constant currency basis, operating income for this segment would have been $11 million, higher by 10% over prior year.

Operating income in the period for our Vacation Ownership segment also reflects incremental depreciation and amortization expense of intangibles of $1 million related to our HVO acquisition, as well as the unfavorable impact of a purchase accounting treatment applicable to our acquisition of HVO whereby pre‑acquisition deferred revenue and any related expenses have been re‑measured as of the acquisition date. As it relates to our HVO transaction, this re‑measurement resulted in less income being recognized during the year than would have otherwise been recognized on a historical basis. Consequently, we did not recognize a net contribution of approximately $1 million each period in operating income for the years ended 2015 and 2014, respectively, due to this purchase accounting treatment.

Operating income for our Exchange and Rental segment increased $3 million to $120 million in the year compared to the prior year. The change in operating income was driven largely by the incremental contributions from our HRC business post‑acquisition, together with stronger results from our rental business. These positive contributions were partly offset by higher operating expense items such as employee related costs (including higher health and welfare insurance expense), in addition to lower Interval Network membership fee revenue.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.” Prior period amounts have been recast to conform to the current period definition of Adjusted EBITDA.

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(Dollars in millions)
Vacation Ownership	$123	324%	$29	38%	$21
Exchange and Rental	179	15%	156	3%	152
Total ILG adjusted EBITDA	$302	63%	$185	7%	$173
As a percentage of total revenue	22%	(19)%	27%	(4)%	28%
As a percentage of total revenue excluding cost reimbursement revenue	28%	(18)%	34%	0%	34%

2016 compared to 2015

Adjusted EBITDA for the year ended December 31, 2016 increased by $117 million, or 63%, from 2015, consisting of increases of $94 million from our Vacation Ownership segment and $23 million from our Exchange and Rental segment.

 Adjusted EBITDA of $123 million from our Vacation Ownership segment rose by $94 million, or 324%, from the prior year due to the Vistana acquisition which includes $26 million of income recognized in the period (exclusive of any purchase accounting impact) pertaining to pre-acquisition sales of vacation ownership products deferred as of the acquisition date pursuant to the percentage of completion accounting method. Excluding Vistana, adjusted EBITDA in this segment decreased $2 million, primarily reflecting increased investments in our VOI sales and marketing platform in the period.

Adjusted EBITDA of $179 million from our Exchange and Rental segment rose by $23 million, or 15%, compared to the prior year due largely to the Vistana acquisition. Excluding Vistana, segment adjusted EBITDA rose by $1 million from last year in large part due to cost savings in our exchange business.

2015 Compared to 2014

Adjusted EBITDA in 2015 increased by $12 million, or 7%, from 2014, consisting of increases of $8 million from our Vacation Ownership segment and $4 million from our Exchange and Rental segment. On a constant currency basis, adjusted EBITDA would have been $189 million, an increase of 9% over the prior year.

Adjusted EBITDA from our Vacation Ownership segment increased by $8 million, or 38%, to $29 million in the year from $21 million last year. The growth in adjusted EBITDA in this segment reflects the incremental management and sales and financing activities from the full year inclusion of the HVO business. Of the incremental HVO contribution, we recognized a net $4 million increase in equity in earnings from unconsolidated entities, based on our definition of adjusted EBITDA, principally HVO’s joint venture in Maui. The adjusted EBITDA increase was partly offset by approximately $3 million of unfavorable foreign currency impact in the period driven by the weakening of foreign currencies compared to the U.S. dollar. On a constant currency basis, adjusted EBITDA for this segment would have been $32 million, an increase of 52% over the prior year.

Adjusted EBITDA of $156 million from our Exchange and Rental segment increased by $4 million, or 3%, compared to the prior year. The increase in adjusted EBITDA is a result of the incremental contributions from our recently acquired HRC business, together with lower call center related costs and a favorable $2 million change related to our estimated accrual for the European Union value added tax. This was partly offset, among other items, by membership fee revenue compression, and higher overall compensation and other employee‑related costs.

Other Income (Expense), net

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(Dollars in millions)
Interest income	$1	0%	$1	NM	$—
Interest expense	$(23)	10%	$(21)	200%	$(7)
Equity in earnings from unconsolidated entities	$5	0%	$5	0%	$5
Gain on bargain purchase	$163	NM	$—	NM	$—
Other income (expense), net	$(7)	(333)%	$3	50%	$2

2016 compared to 2015

Interest income of $1 million in 2016 remained relatively consistent with 2015. Interest expense in the period relates to interest and amortization of debt costs on our amended and restated revolving credit facility and our $350 million senior notes issued in April of 2015. Higher interest expense in the year is primarily due to our senior notes, which carry a higher interest rate than our revolving credit facility. This was partly offset by higher interest expense capitalized in connection with vacation ownership development activities and a lower average outstanding balance on our revolving credit facility.

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

Gain on bargain purchase was recorded in connection with the Vistana acquisition and represents the excess of the fair value of the net tangible and intangible assets acquired over the purchase price. The change in the quarter to the gain on bargain purchase is the result of additional adjustments to our purchase price allocation for Vistana. As disclosed in Note 3 of the consolidated financial statements included herein, our purchase price allocation for the Vistana acquisition is currently provisional with respect to tax related matters as further discussed in Note 3 and, therefore, subject to change while the measurement period remains open. Consequently, this gain on bargain purchase could change by a material amount.

Other income, net primarily relates to net gains and losses on foreign currency exchange related to certain foreign intercompany loans and excess cash held by foreign subsidiaries in currencies other than their functional currency. Non‑operating foreign exchange net losses were $7 million and net gains of $4 million in 2016 and 2015, respectively. The unfavorable fluctuations in 2016 were primarily driven by U.S. dollar denominated intercompany loan positions held at December 31, 2016 which were affected by the stronger dollar compared to the Mexican peso, partly offset by the remeasurement of U.S. dollar denominated excess cash positions held by our Mexican subsidiary at year-end. The favorable fluctuations in 2015 primarily driven by U.S. dollar excess cash positions held at December 31, 2015 affected by the stronger dollar compared to the Mexican and Colombian pesos.

2015 Compared to 2014

Interest income increased $1 million in 2015 compared to 2014 due to a loan receivable issued in the fourth quarter of 2014, as described in Note 16 to our consolidated financial statements.

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

Other income net primarily relates to net gains and losses on foreign currency exchange related to cash held by foreign subsidiaries in currencies other than their functional currency. Non‑operating foreign exchange net gains were $4 million and $2 million for the year ended December 31, 2015 and 2014, respectively. The favorable fluctuations during these periods were primarily driven by U.S. dollar positions held at December 31, 2015 and 2014 affected by the stronger dollar compared to the Mexican and Colombian pesos.

Income Tax Provision

2016 compared to 2015

For the years ended December 31, 2016 and 2015, ILG recorded income tax provisions for continuing operations of $57 million and $41 million, respectively, which represent effective tax rates of 17.7% and 35.3%, respectively. In 2016, the effective tax rate is lower than the prior year primarily due to the nontaxable gain on bargain purchase recorded in connection with the acquisition of Vistana. This gain on bargain purchase is not subject to income taxation.

2015 compared to 2014

For the years ended December 31, 2015 and 2014, ILG recorded income tax provisions for continuing operations of $41 million and $45 million, respectively, which represent effective tax rates of 35.3% and 35.5%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes partially offset by foreign income taxed at lower rates.

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

Additional information

A valuation allowance for deferred tax assets is provided when it is more likely than not that certain deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the history of taxable income in recent years, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies to make this assessment. During 2016, ILG’s valuation allowance did significantly increase as a result of the acquisition of Vistana. At December 31, 2016, ILG had a valuation allowance of approximately $36 million related to the majority of foreign NOLs, other foreign assets and all of the state NOLs and capital loss carryforwards for which, more likely than not, the tax benefit will not be realized.

In connection with the Vistana transaction, Starwood and ILG entered into a Tax Matters Agreement that generally governs the parties' respective rights, responsibilities, and obligations with respect to taxes, including both taxes arising in the ordinary course of business as well as taxes, if any, incurred as a result of any failure of the Vistana reorganization, spinoff, Merger and certain related transactions consummated in connection with Starwood's internal restructuring to qualify for their intended U.S. federal income tax treatment. In addition to allocating responsibility for these taxes between the parties, the Tax Matters Agreement sets forth the respective obligations of the parties with respect to the filing of tax returns, the administration of tax contests and assistance and cooperation on tax matters. The Tax Matters Agreement also generally prohibits ILG, Vistana and any subsidiary of Vistana from taking certain actions that could cause the failure of the Vistana reorganization, spin-off, Merger and certain related transactions consummated in connection with Starwood's internal restructuring from qualifying for their intended tax treatment. Additional details can be found in the Tax Matters Agreement which was included as an exhibit to Form 8-K filed on May 12, 2016.

On September 15, 2016, the U.K. Finance Act 2016 was enacted, which among other changes, further reduced the U.K. corporate income tax rate to 17% effective April 1, 2020. The impact of this further rate reduction was recorded during the year and was not significant. This reduced our U.K. net deferred tax liability and decreased income tax expense, favorably impacting our effective tax rate. Going forward, the lower corporate tax rate will continue to decrease income tax expense and favorably impact our effective tax rate.

The current U.S. administration and key members of Congress have called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business. It is possible that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, we had $126 million of cash and cash equivalents, including $84 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $68 million is held in foreign jurisdictions, principally the U.K. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the year ended December 31, 2016 and the respective cash balances were immaterial to our overall cash on hand.

We believe that our cash on hand along with our anticipated operating future cash flows and availability under our $600 million revolving credit facility, which may be increased to up to $700 million subject to certain conditions, as well as future securitizations of our vacation ownership mortgages receivable, are sufficient to fund our operating needs, quarterly cash dividend, capital expenditures, development and expansion of our operations, debt service, investments and other commitments and contingencies for at least the next twelve months. However, our operating cash flow and access to securitizations may be impacted by macroeconomic and other factors outside of our control.

Cash Flows Discussion

Operating Activities

Net cash used in operating activities was $7 million in 2016 compared to net cash of $143 million provided by operating activities in 2015. The decrease of $150 million in 2016 from 2015 was principally due to higher inventory spend of $175 million at Vistana since the acquisition mostly related to on-going development activities at our Westin Nanea and Westin Los Cabos properties; higher income taxes paid of $65 million; a $10 million royalty pre-payment to Hyatt triggered by the Vistana acquisition; $9 million of higher interest paid (net of amount capitalized); and the timing of certain cash disbursements. These cash outflows were partly offset by higher net cash receipts largely attributable to the inclusion of Vistana.

The increase of $32 million in 2015 from 2014 was principally due to lower income taxes paid of $20 million, lower payments of $12 million made in connection with long‑term agreements, and higher net cash receipts due in part to the addition of HVO, partly offset by higher interest paid of $9 million.

Investing Activities

Net cash used in investing activities of $189 million in 2016 primarily pertains to the Vistana acquisition, net of cash acquired, of $83 million, as well as the acquisition of the remaining partnership interest of a noncontrolling interest of $1 million, capital expenditures of $95 million, primarily related to IT initiatives and investments by Vistana on assets primarily used to support marketing and sales locations and resort operations, including sales centers. In addition, we made an investment in an unconsolidated entity for $5 million, issued financing receivables of $3 million, and purchased trading investments of $2 million.

Net cash used in investing activities of $21 million in 2015 primarily related to capital expenditures of $20 million, mainly related to IT initiatives.

In 2014, net cash used in investing activities of $258 million primarily related to the HVO acquisition, net of cash acquired, of $208 million, capital expenditures of $19 million primarily related to IT initiatives, funding of a loan to CLC of $15 million, purchases of trading investments of $11 million, and contributions to one of our joint ventures totaling $4 million. The purchases of trading investments represent mutual fund activity directed by participants in a deferred compensation plan offered by us. The mutual funds are held in a Rabbi trust.

Financing Activities

Net cash provided by financing activities of $234 million in 2016 related to proceeds of $375 million from a vacation ownership mortgages receivable securitization transaction in September 2016 involving the issuance of $375 million of asset-backed notes, and net borrowings of $165 million on our revolving credit facility. The proceeds from the issuance of the asset-backed notes were initially used primarily to pay down a portion of the borrowings under our revolver, which we utilize to fund our construction projects at Vistana.

These increases were partly offset by:

•	repurchases of our common stock at market prices totaling $101 million, including commissions, which settled during the year;
•	repayments of $93 million on securitized debt;
•	cash dividend payments to ILG stockholders of $52 million as well as a cash dividend payment of $2 million to a noncontrolling interest holder;
•

an increase of $25 million in financing-related restricted cash largely attributable to the 2016 term securitization, whereby $19 million of this balance is being held in escrow until the associated VIE purchases up to $19 million of additional loans by March 15, 2017 with any unused cash returned to the investors;

•	payment of $24 million to Vistana’s former owner related to a pre-acquisition financing obligation;
•	payments of debt issuance costs totaling $7 million related to the securitization, amendments to the Amended Credit Agreement and the exchange offer of the senior notes;
•	and withholding taxes on the vesting of restricted stock units and shares of $2 million.

Net cash used in financing activities of $103 million in 2015 primarily related to net principal payments of $413 million on our revolving credit facility, cash dividend payments of $28 million as well as cash dividend payments of $3 million to a noncontrolling interest, payments of debt issuance costs of $7 million related primarily to our issuance of senior notes and also to amendments to our Amended Credit Agreement, and withholding taxes on the vesting of restricted stock units of $4 million. These uses of cash were partially offset by the proceeds of the issuance of senior notes of $350 million, of which net proceeds were used to repay indebtedness outstanding on our revolving credit facility, excess tax benefits from stock‑based awards and the proceeds from the exercise of stock options.

Net cash provided by financing activities of $185 million in 2014 primarily related to net borrowings of $235 million on our revolving credit facility, and excess tax benefits from stock‑based awards of $2 million, partly offset by cash dividends totaling $25 million, repurchases of our common stock which settled during the year at market prices totaling $14 million (including commissions), $7 million of contingent consideration payments related to acquisitions, withholding taxes on the vesting of restricted stock units of $4 million, and payment of $2 million of debt issuance costs related to the amendment of our credit facility in April 2014.

Revolving Credit Facility

In 2014, we entered into amendments to our amended and restated credit agreement which increased the revolving line of credit from $500 million to $600 million, extended the maturity of the credit facility to April 2019 and provided for certain other amendments to covenants. The terms related to interest rates and commitment fees remain unchanged.

On April 10, 2015, we entered into a third amendment to the Amended Credit Agreement which changed the leverage‑based financial covenant from a maximum consolidated total leverage to EBITDA ratio of 3.5 to 1.0 to a maximum consolidated secured leverage to EBITDA ratio of 3.25 to 1.0. In addition, the amendment added an incurrence test requiring a maximum consolidated total leverage to EBITDA ratio of 4.5 to 1.0 on a pro forma basis in certain circumstances in which we make acquisitions or investments, incur additional indebtedness or make restricted payments. Also, the amendment added a new pricing level to the pricing grid for when the consolidated leverage to EBITDA ratio equals or exceeds 3.5 to 1.0. This pricing level is either LIBOR plus 2.5% or the base rate plus 1.5% and requires a commitment fee on undrawn amounts of 0.4% per annum. There were no other material changes under this amendment.

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

As of December 31, 2016, borrowings outstanding under the revolving credit facility amounted to $240 million, with $349 million available to be drawn, net of any letters of credit.

Senior Notes

On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting offering related expenses, were $343 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. As of December 31, 2016, total unamortized debt issuance costs pertaining to our senior notes were $6 million.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within an amount that grows with our consolidated net income. We meet the minimum fixed charge coverage ratio as of December 31, 2016. Additionally, the revolving credit facility requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated secured debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the amended credit agreement. As of December 31, 2016, the maximum consolidated secured leverage to EBITDA ratio is 3.25x and the minimum consolidated interest coverage ratio is 3.0x. As of December 31, 2016, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.72 and 15.77, respectively.

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

Free Cash Flow

Free cash flow is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.” For the years ended December 31, 2016, 2015 and 2014, free cash flow was $180 million, $129 million and $92 million, respectively. The change is mainly a result of the variance in net cash provided by operating activities as discussed above.

Dividends and Share Repurchases

In 2016, our Board of Directors declared and we paid quarterly dividend payments of $0.12 per share in March, June, September and December, amounting to $7 million, $16 million, $15 million and $15 million, respectively. For the year ended December 31, 2016, we paid $53 million in total cash dividends. In February 2017, our Board of Directors declared a $0.15 per share dividend payable March 28, 2017 to shareholders of record on March 14, 2017.

In 2015, our Board of Directors declared and we paid quarterly dividend payments of $0.12 per share amounting to $7 million each quarter. For the year ended December 31, 2015, we paid $28 million in cash dividends.

In 2014, our Board of Directors declared and we paid quarterly dividend payments of $0.11 per share amounting to $6 million each quarter. For the year ended December 31, 2014, we paid $25 million in cash dividends.

Effective June 4, 2014, ILG’s Board of Directors authorized a share repurchase program for up to $20 million, excluding commissions, of our outstanding common stock. In February 2015, ILG’s Board of Directors increased the share repurchase authorization to a total of $25 million. In May 2016, our Board of Directors increased the then remaining share repurchase authorization to a total of $100 million. In November 2016, the Board authorized repurchases of up to $50 million of ILG common stock. During the year ended December 31, 2016, we repurchased 6.5 million shares of common stock for $101 million, including commissions. As of December 31, 2016, the remaining availability for future repurchases of our common stock was $49 million. There were no repurchases of common stock during the year ended December 31, 2015.

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

Contractual Obligations and Commercial Commitments

We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At December 31, 2016, guarantees, surety bonds and letters of credit totaled $107 million. The total includes a guarantee by us of up to $37 million of the construction loan for the Maui project. This amount represents the maximum exposure under the guarantee related to this construction loan from a legal perspective; however, our reasonable expectation of our exposure under this guarantee based on the agreements among guarantors is proportionally reduced by our ownership percentage in the Maui project to $3 million as of December 31, 2016. The total also includes maximum exposure under guarantees of $40 million, which primarily relates to the vacation rental business’s hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the vacation rental business’s management activities, entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

In addition, certain of the vacation rental business’s hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of December 31, 2016, future amounts are not expected to be significant, individually or in the aggregate. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of December 31, 2016, amounts pending reimbursements are not significant.

As of December 31, 2016, our letters of credit totaled $11 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternative assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as to provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

Contractual obligations and commercial commitments at December 31, 2016 are as follows:

	Payments Due by Period
		Up to			More than
Contractual Obligations	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
	(Dollars in millions)
Debt principal(a)	$590	$—	$—	$240	$350
Debt interest(a)	155	27	53	49	26
Purchase obligations and other commitments(b)	88	36	33	19	—
Operating leases	165	21	35	24	85
Total contractual obligations	$998	$84	$121	$332	$461

(a)

Debt principal and projected debt interest represent principal and interest to be paid on our senior notes and our revolving credit facility based on the balance outstanding as of December 31, 2016. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of December 31, 2016. Interest on the revolving credit facility is calculated using the prevailing rates as of December 31, 2016.

(b)	The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits.

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			More than
Other Commercial Commitments(c)	Committed	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	5 Years
	(In millions)
Guarantees, surety bonds and letters of credit	$107	$82	$19	$6	$—

(c)

Commercial commitments include minimum revenue guarantees related to hotel and resort management agreements, accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off‑Balance Sheet Arrangements

Except as disclosed above in our Contractual Obligations and Commercial Commitments (excluding “Debt principal”), as of December 31, 2016, we did not have any significant off‑balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S‑K.

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

Consolidated timeshare contract sales represent total timeshare interests sold at consolidated projects pursuant to purchase agreements, net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period.

Free cash flow is defined as cash provided by operating activities less capital expenditures, plus net changes in financing-related restricted cash and net borrowing and repayment activity related to securitizations, and excluding certain payments unrelated to our ongoing core business, such as acquisition-related and restructuring costs.

Total timeshare contract sales represents total timeshare interests sold at consolidated and unconsolidated projects pursuant to purchase agreements, net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period.

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

Other special items consist of other items that we believe are not related to our core business operations. For the year ended December 31, 2016, such item includes the gain on bargain purchase recognized as part of the Vistana acquisition. For the year ended December 31, 2015, such item relates to the settlement of a certain legal proceeding.

RECONCILIATIONS OF NON‑GAAP MEASURES

The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments, and to net income attributable to common stockholders in total for the years ended December 31, 2016, 2015 and 2014 (in millions). The noncontrolling interest relates primarily to the Vacation Ownership segment.

	Year Ended December 31, 2016
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Adjusted EBITDA	$123	$179	$302
Non-cash compensation expense	(7)	(11)	(18)
Other non-operating income (expense), net	(11)	4	(7)
Acquisition related and restructuring costs	(15)	(7)	(22)
Impact of purchase accounting	(12)	—	(12)
Other special items	—	163	163
EBITDA	78	328	406
Amortization expense of intangibles	(8)	(11)	(19)
Depreciation expense	(25)	(18)	(43)
Less: Net income attributable to noncontrolling interest	2	—	2
Equity in earnings from unconsolidated entities	(5)	—	(5)
Less: Other special items	—	(163)	(163)
Less: Other non-operating income (expense), net	11	(4)	7
Operating income	$53	$132	185
Interest income			1
Interest expense			(23)
Other non-operating income, net			(7)
Equity in earnings from unconsolidated entities			5
Other special items			163
Income tax provision			(57)
Net income			267
Net income attributable to noncontrolling interest			(2)
Net income attributable to common stockholders			$265

	Year Ended December 31, 2015
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Adjusted EBITDA	$29	$156	$185
Non-cash compensation expense	(3)	(10)	(13)
Other non-operating income, net	—	3	3
Acquisition related and restructuring costs	(7)	(1)	(8)
Impact of purchase accounting	(1)	—	(1)
EBITDA	18	148	166
Amortization expense of intangibles	(5)	(9)	(14)
Depreciation expense	(2)	(16)	(18)
Less: Net income attributable to noncontrolling interest	2	—	2
Equity in earnings from unconsolidated entities	(5)	—	(5)
Less: Other non-operating income, net	—	(3)	(3)
Operating income	$8	$120	128
Interest income			1
Interest expense			(21)
Other non-operating income, net			3
Equity in earnings from unconsolidated entities			5
Income tax provision			(41)
Net income			75
Net income attributable to noncontrolling interest			(2)
Net income attributable to common stockholders			$73

	Year Ended December 31, 2014
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Adjusted EBITDA	$21	$152	$173
Non-cash compensation expense	(2)	(9)	(11)
Other non-operating income, net	—	2	2
Acquisition related and restructuring costs	(4)	(3)	(7)
Impact of purchase accounting	(1)	(1)	(2)
Other special items	4	—	4
EBITDA	18	141	159
Amortization expense of intangibles	(5)	(7)	(12)
Depreciation expense	(1)	(15)	(16)
Less: Net income attributable to noncontrolling interest	3	—	3
Equity in earnings from unconsolidated entities	(5)	—	(5)
Less: Other non-operating income, net	—	(2)	(2)
Operating income	$10	$117	127
Interest income			—
Interest expense			(7)
Other non-operating income, net			2
Equity in earnings from unconsolidated entities			5
Income tax provision			(45)
Net income			82
Net income attributable to noncontrolling interest			(3)
Net income attributable to common stockholders			$79

The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments for the quarters respective to years ended December 31, 2016 and 2015 (in millions).

	Vacation Ownership(1)
	Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2016	2016	2016	2016	2016
Resort operations revenue	$5	$30	$53	$50	$136
Management fee revenue	21	27	32	30	111
Sales of vacation ownership products, net	9	49	96	152	306
Consumer financing revenue	2	11	23	20	57
Cost reimbursement revenue	15	40	63	61	179
Total Revenue	52	157	267	313	789
Cost of service and membership related	9	12	12	14	48
Cost of sales of vacation ownership products	6	19	31	42	99
Cost of rental and ancillary services	2	23	47	44	116
Cost of consumer financing	—	3	4	7	13
Cost reimbursements	15	40	63	61	179
Total Cost of sales	32	97	157	168	455
Royalty fee expense	1	5	9	11	27
Selling and marketing expense	3	27	53	57	139
General and administrative expense	14	22	26	22	82
Amortization expense of intangibles	1	2	3	2	8
Depreciation expense	—	5	9	11	25
Total operating costs and expenses	51	158	257	271	736
Operating income (loss)	1	(1)	10	42	53
Amortization expense of intangibles	1	2	3	2	8
Depreciation expense	—	5	9	11	25
Equity in earnings of unconsolidated entities	1	1	2	1	5
Net income attributable to noncontrolling interests	—	(1)	—	—	(2)
Other non-operating income (expense), net	—	—	(5)	(6)	(11)
EBITDA	3	6	19	50	78
Non-cash compensation expense	1	2	2	2	7
Acquisition related and restructuring costs	3	6	3	2	15
Impact of purchase accounting	—	4	3	5	12
Less: Other non-operating income (expense), net	—	—	5	6	11
Adjusted EBITDA	$7	$18	$32	$65	$123

	Vacation Ownership(1)
	Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2015	2015	2015	2015	2015
Resort operations revenue	$3	$4	$5	$5	$17
Management fee revenue	23	22	22	22	88
Sales of vacation ownership products, net	6	8	7	7	28
Consumer financing revenue	2	1	1	1	5
Cost reimbursement revenue	16	13	14	14	58
Total Revenue	50	48	49	49	196
Cost of service and membership related	8	8	10	8	34
Cost of sales of vacation ownership products	5	7	1	7	20
Cost of rental and ancillary services	2	2	2	2	7
Cost of consumer financing	—	—	—	—	—
Cost reimbursements	16	13	14	14	58
Total Cost of sales	31	30	27	31	119
Royalty fee expense	—	1	—	1	2
Selling and marketing expense	3	3	4	3	13
General and administrative expense	9	10	13	14	47
Amortization expense of intangibles	2	1	2	1	5
Depreciation expense	1	—	—	1	2
Total operating costs and expenses	46	45	46	51	188
Operating income (loss)	4	3	3	(2)	8
Amortization expense of intangibles	2	1	2	1	5
Depreciation expense	1	—	—	1	2
Equity in earnings of unconsolidated entities	1	1	1	1	5
Net income attributable to noncontrolling interests	(1)	—	(1)	—	(2)
Other non-operating income (expense), net	—	—	—	—	—
EBITDA	7	5	5	1	18
Non-cash compensation expense	—	1	1	1	3
Acquisition related and restructuring costs	—	—	2	5	7
Other special items	—	—	—	—	—
Impact of purchase accounting	1	—	—	—	1
Less: Other non-operating income (expense), net	—	—	—	—	—
Adjusted EBITDA	$8	$6	$8	$7	$29

	Exchange and Rental (1)
	Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2016	2016	2016	2016	2016
Transaction revenue	$58	$50	$47	$43	$198
Membership fee revenue	30	34	35	35	134
Ancillary member revenue	2	1	1	1	6
Total member revenue	90	85	83	79	338
Club rental revenue	3	15	24	22	63
Other revenue	6	6	6	5	23
Rental management revenue	13	10	13	12	48
Cost reimbursement revenue	22	24	25	24	95
Total Revenue	134	140	151	142	567
Cost of service and membership related sales	16	16	20	19	70
Cost of sales of rental and ancillary services	12	18	20	20	69
Cost reimbursements	22	23	25	24	95
Total Cost of sales	50	57	65	63	234
Royalty fee expense	1	—	—	—	1
Selling and marketing expense	14	15	13	13	55
General and administrative expense	24	32	30	29	116
Amortization expense of intangibles	2	3	3	3	11
Depreciation expense	5	4	5	5	18
Total operating costs and expenses	96	111	116	113	435
Operating income	38	29	35	29	132
Amortization expense of intangibles	2	3	3	3	11
Depreciation expense	5	4	5	5	18
Equity in earnings of unconsolidated entities	—	—	—	—	—
Net income attributable to noncontrolling interests	—	—	—	—	—
Other non-operating income (expense), net	1	1	1	1	4
Other special items	—	197	(9)	(25)	163
EBITDA	46	234	35	13	328
Non-cash compensation expense	2	3	3	3	11
Acquisition related and restructuring costs	—	6	—	—	7
Other special items		(197)	9	25	(163)
Less: Other non-operating income (expense), net	(1)	(1)	(1)	(1)	(4)
Adjusted EBITDA	$47	$45	$46	$40	179

	Exchange and Rental (1)
	Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2015	2015	2015	2015	2015
Transaction revenue	$56	$48	$47	$42	$193
Membership fee revenue	32	31	31	31	126
Ancillary member revenue	2	1	2	1	6
Total member revenue	90	80	80	74	325
Club rental revenue	2	3	2	2	9
Other revenue	7	6	5	5	23
Rental management revenue	13	12	14	11	50
Cost reimbursement revenue	23	24	24	24	94
Total Revenue	135	125	125	116	501
Cost of service and membership related sales	18	17	16	15	66
Cost of sales of rental and ancillary services	9	9	7	8	34
Cost reimbursements	23	24	24	24	94
Total Cost of Sales	50	50	47	47	194
Royalty fee expense	—	—	1	—	1
Selling and marketing expense	15	16	14	13	58
General and administrative expense	26	26	27	25	103
Amortization expense of intangibles	2	2	2	2	9
Depreciation expense	4	4	4	4	16
Total operating costs and expenses	97	98	95	91	381
Operating income	38	27	30	25	120
Amortization expense of intangibles	2	2	2	2	9
Depreciation expense	4	4	4	4	16
Equity in earnings of unconsolidated entities	—	—	—	—	—
Net income attributable to noncontrolling interests	—	—	—	—	—
Other non-operating income (expense), net	—	1	2	—	3
EBITDA	44	34	38	31	148
Non-cash compensation expense	3	2	2	2	10
Acquisition related and restructuring costs	—	—	—	1	1
Other special items	—	—	—	—	—
Less: Other non-operating income (expense), net	—	(1)	(2)	—	(3)
Adjusted EBITDA	$47	$35	$38	$34	$156

(1)	Individual amounts for the quarters may not add to the annual amount because of rounding.

The following tables present the inputs used to compute operating income and adjusted EBITDA margin for our operating segments for the years ended December 31, 2016, 2015 and 2014 (in millions).

	Vacation Ownership
	Year Ended December 31,
	2016	2015	2014
Revenue	$789	$196	130
Revenue excluding cost reimbursement revenue	610	138	101
Operating income	53	8	10
Adjusted EBITDA	123	29	21
Margin computations
Operating income margin	7%	4%	8%
Operating income margin excluding cost reimbursement revenue	9%	6%	10%
Adjusted EBITDA margin	16%	15%	16%
Adjusted EBITDA margin excluding cost reimbursement revenue	20%	21%	21%

	Exchange and Rental
	Year Ended December 31,
	2016	2015	2014
Revenue	$567	$501	$484
Revenue excluding cost reimbursement revenue	472	407	401
Operating income	132	120	117
Adjusted EBITDA	179	156	152
Margin computations
Operating income margin	23%	24%	24%
Operating income margin excluding cost reimbursement revenue	28%	29%	29%
Adjusted EBITDA margin	32%	31%	31%
Adjusted EBITDA margin excluding cost reimbursement revenue	38%	38%	38%

The following table reconciles cash provided by operating activities to free cash flow for the years ended December 31, 2016, 2015 and 2014 (in millions).

	Year Ended December 31,
	2016	2015	2014
Operating activities before inventory spend	$168	$143	$111
Inventory spend	(175)	-	-
Net cash provided by (used in) operating activities	(7)	143	111
Repayments on securitizations	(93)	-	-
Proceeds from securitizations, net of debt issuance costs	370	-	-
Net changes in financing-related restricted cash	(25)	-	-
Net securitization activities	252	-	-
Capital expenditures	(95)	(20)	(19)
Acquisition-related and restructuring payments	30	6	-
Free cash flow	$180	$129	$92

The following tables reconcile net income attributable to common stockholders to adjusted net income, and to adjusted earnings per share for the years ended December 31, 2016, 2015 and 2014 (in millions).

	Year Ended December 31,
	2016	2015	2014
Net income attributable to common stockholders	$265	$73	$79
Acquisition related and restructuring costs	22	8	6
Other non-operating foreign currency remeasurements	7	(4)	(2)
Impact of purchase accounting	15	1	2
Other special items	(163)	—	(4)
Income tax impact on adjusting items(1)	(16)	(2)	(1)
Adjusted net income	$130	$76	$80
Earnings per share attributable to common stockholders:
Basic	$2.62	$1.28	$1.38
Diluted	$2.60	$1.26	$1.36
Adjusted earnings per share:
Basic	$1.29	$1.33	$1.40
Diluted	$1.28	$1.32	$1.39
Weighted average number of common stock outstanding:
Basic	100,868	57,400	57,343
Diluted	101,732	57,989	57,953

	Year Ended December 31,
	2016		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings per share	$2.62	$2.60	$1.28	$1.26	$1.38	$1.36
Acquisition related and restructuring costs	0.21	0.21	0.13	0.13	0.12	0.12
Other non-operating foreign currency remeasurements	0.07	0.07	(0.07)	(0.06)	(0.04)	(0.04)
Impact of purchase accounting	0.16	0.16	0.02	0.02	0.03	0.03
Other special items	(1.61)	(1.60)	—	—	(0.07)	(0.07)
Income tax impact of adjusting items(1)	(0.16)	(0.16)	(0.03)	(0.03)	(0.02)	(0.01)
Adjusted earnings per share	$1.29	$1.28	$1.33	$1.32	$1.40	$1.39

(1)	Tax rate utilized is the applicable effective tax rate respective to the period to the extent amounts are deductible or taxable.

The following table reconciles contract sales to sales of vacation ownership products, net, for the year ended December 31, 2016 (in millions).

	Year Ended
	December 31,
	2016	2015
Total timeshare contract sales	$347	$98
Provision for loan losses	(22)	(2)
Contract sales of unconsolidated projects	(64)	(72)
Percentage of completion	39	—
Other items and adjustments(1)	6	4
Sales of vacation ownership products, net	$306	$28
Provision for loan losses	22	2
Percentage of completion	(39)	—
Other items and adjustments(1)	(5)	(4)
Consolidated timeshare contract sales	$284	$26

(1)	Includes adjustments for incentive, other GAAP deferrals, cancelled sales, fractional sales and other items.

The following table represents reconciliations of our revenues between our consolidated income statement format and our segment presentation format for the years ended December 31, 2016, 2015 and 2014 (in millions).

	For the year ended December 31, 2016
	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total
Vacation Ownership
Resort operations revenue	-	-	136	-	-	136
Management fee revenue	111	-	-	-	-	111
Sales of vacation ownership products, net	-	306	-	-	-	306
Consumer financing revenue	-	-	-	57	-	57
Cost reimbursement revenue	-	-	-	-	179	179
Total Vacation Ownership revenue	111	306	136	57	179	789
Exchange and Rental
Transaction revenue	$139	$-	$59	$-	$-	$198
Membership fee revenue	134	-	-	-	-	134
Ancillary member revenue	6	-	-	-	-	6
Total member revenue	279	-	59	-	-	338
Club rental revenue	-	-	63	-	-	63
Other revenue	19	-	4	-	-	23
Rental management revenue	45	-	3	-	-	48
Cost reimbursement revenue	-	-	-	-	95	95
Total Exchange and Rental revenue	343	-	129	-	95	567
Total ILG revenue	$454	$306	$265	$57	$274	$1,356

	For the year ended December 31, 2015
	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total
Vacation Ownership
Resort operations revenue	-	-	17	-	-	17
Management fee revenue	88	-	-	-	-	88
Sales of vacation ownership products, net	-	28	-	-	-	28
Consumer financing revenue	-	-	-	5	-	5
Cost reimbursement revenue	-	-	-	-	58	58
Total Vacation Ownership revenue	88	28	17	5	58	196
Exchange and Rental
Transaction revenue	$136	$-	$57	$-	$-	$193
Membership fee revenue	126	-	-	-	-	126
Ancillary member revenue	6	-	-	-	-	6
Total member revenue	268	-	57	-	-	325
Club rental revenue	-	-	9	-	-	9
Other revenue	19	-	4	-	-	23
Rental management revenue	46	-	4	-	-	50
Cost reimbursement revenue	-	-	-	-	94	94
Total Exchange and Rental revenue	333	-	74	-	94	501
Total ILG revenue	$421	$28	$91	$5	$152	$697

	For the year ended December 31, 2014
	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total
Vacation Ownership
Resort operations revenue	-	-	4	-	-	4
Management fee revenue	89	-	-	-	-	89
Sales of vacation ownership products, net	-	7	-	-	-	7
Consumer financing revenue	-	-	-	1	-	1
Cost reimbursement revenue	-	-	-	-	29	29
Total Vacation Ownership revenue	89	7	4	1	29	130
Exchange and Rental
Transaction revenue	$136	$-	$57	$-	$-	$193
Membership fee revenue	128	-	-	-	-	128
Ancillary member revenue	7	-	-	-	-	7
Total member revenue	271	-	57	-	-	328
Club rental revenue	-	-	2	-	-	2
Other revenue	20	-	3	-	-	23
Rental management revenue	44	-	4	-	-	48
Cost reimbursement revenue	-	-	-	-	83	83
Total Exchange and Rental revenue	335	-	66	-	83	484
Total ILG revenue	$424	$7	$70	$1	$112	$614

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

Operating foreign currency exchange for the years ended December 31, 2016, 2015 and 2014 resulted in net gains of $0.1 million, $0.2 million and $0.4 million, respectively, attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency.

Non‑operating foreign currency exchange included a net loss of $7 million for the year ended December 31, 2016 and a net gain of $4 million and $2 million for the years ended December 31, 2015 and 2014, respectively, attributable to cash held in certain countries in currencies other than their functional currency. The unfavorable fluctuations for the year were primarily driven by U.S. dollar denominated intercompany loan positions held at December 31, 2016 affected by the stronger dollar compared to the Mexican peso.  The favorable fluctuations for the years ended December 31, 2015 and 2014 were principally driven by U.S. dollar positions held at December 31, 2015 and 2014 affected by the stronger dollar compared to the Mexican peso and the Colombian peso.

Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the year ended December 31, 2016 would result in an approximate change to revenue of $6 million. There have been no material quantitative changes in market risk exposures since December 31, 2015.

Interest Rate Risk

We are exposed to interest rate risk through borrowings under our amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement as of April 2015 is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.50%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.50%, in each case based on ILG’s leverage ratio. As of December 31, 2016, the applicable margin was 1.5% per annum for LIBOR revolving loans and 0.5% per annum for Base Rate loans. During 2016, we had at least $240 million outstanding under our revolving credit facility; a 100 basis point change in interest rates would result in an approximate change to interest expense of $2 million for the current year. While we currently do not hedge our interest rate exposure, this risk is mitigated by the issuance of $350 million senior notes in April 2015 at a fixed rate of 5.625% as well as variable interest rates earned on our cash balances. The proceeds of the senior notes were used to pay down the revolving credit facility in April 2015.

Additionally, our consumer financing business generates income from the spread between the revenue generated on loans originated less its costs to fund and service those loans, including interest costs related to associated securitizations. Adverse changes in prevailing market rates for securitizations could negatively impact income from our consumer financing business in the future.

Item 8.    Financial Statements and Supplementary Data

ILG, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ILG, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of ILG, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ILG, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ILG, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Certified Public Accountants

Miami, Florida

February 28, 2017

ILG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Service and membership related	$454	$421	$424
Sales of vacation ownership products, net	306	28	7
Rental and ancillary services	265	91	70
Consumer financing	57	5	1
Cost reimbursements	274	152	112
Total revenues	1,356	697	614
Operating costs and expenses:
Cost of service and membership related sales	118	100	111
Cost of vacation ownership product sales	99	20	6
Cost of sales of rental and ancillary services	185	41	34
Cost of consumer financing	13	—	—
Cost reimbursements	274	152	112
Royalty fee expense	28	3	1
Selling and marketing expense	194	71	62
General and administrative expense	198	150	133
Amortization expense of intangibles	19	14	12
Depreciation expense	43	18	16
Total operating costs and expenses	1,171	569	487
Operating income	185	128	127
Other income (expense):
Interest income	1	1	—
Interest expense	(23)	(21)	(7)
Gain on bargain purchase	163	—	—
Other income (loss), net	(7)	3	2
Equity in earnings from unconsolidated entities	5	5	5
Total other income (expense), net	139	(12)	—
Earnings before income taxes and noncontrolling interests	324	116	127
Income tax provision	(57)	(41)	(45)
Net income	267	75	82
Net income attributable to noncontrolling interests	(2)	(2)	(3)
Net income attributable to common stockholders	$265	$73	$79
Earnings per share attributable to common stockholders:
Basic	$2.62	$1.28	$1.38
Diluted	$2.60	$1.26	$1.36
Weighted average number of shares of common stock outstanding (in 000's):
Basic	100,868	57,400	57,343
Diluted	101,732	57,989	57,953
Dividends declared per share of common stock	$0.48	$0.48	$0.44

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$267	$75	$82
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax	(29)	(11)	(12)
Total comprehensive income, net of tax	238	64	70
Less: Net income attributable to noncontrolling interests, net of tax	(2)	(2)	(3)
Less: Other comprehensive loss attributable to noncontrolling interests	6	2	3
Total comprehensive loss (income) attributable to noncontrolling interests	4	—	—
Comprehensive income attributable to common stockholders	$242	$64	$70

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$126	$93
Restricted cash and cash equivalents (including $32 and $0 in variable interest entities, "VIEs," respectively)	114	17
Accounts receivable, net of allowance for doubtful accounts of $0.4 and $0.2, respectively	97	48
Vacation ownership mortgages receivable, net of allowance of $1 and $0, respectively (including a net $59 and $0 in VIEs, respectively)	87	6
Vacation ownership inventory	197	47
Prepaid income taxes	47	13
Prepaid expenses	49	20
Other current assets (including $3 and $0 of interest receivables in VIEs, respectively)	29	14
Total current assets	746	258
Restricted cash and cash equivalents (including $2 and $0 in VIEs, respectively)	4	—
Vacation ownership mortgages receivable, net of allowance of $21 and $2, respectively (including a net $370 and $0 in VIEs, respectively)	632	26
Vacation ownership inventory	189	—
Investments in unconsolidated entities	59	38
Property and equipment, net	580	91
Goodwill	558	561
Intangible assets, net	453	250
Deferred income taxes	9	—
Other non-current assets	74	55
TOTAL ASSETS	$3,304	$1,279
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$64	$36
Current portion of securitized debt from VIEs	111	—
Deferred revenue	87	86
Income taxes payable	—	—
Accrued compensation and benefits	70	26
Member deposits	7	8
Accrued expenses and other current liabilities (including a net $1 and $0 of interest payables in VIEs, respectively)	180	56
Total current liabilities	519	212
Long-term debt	580	416
Securitized debt from VIEs	319	—
Income taxes payable, non-current	5	—
Other long-term liabilities	47	19
Deferred revenue	79	87
Deferred income taxes	161	79
Total liabilities	1,710	813
Redeemable noncontrolling interest	1	1
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $0.01 par value; issued 133,545,864 and 59,853,933 shares, respectively	1	1
Treasury stock— 8,878,489 and 2,363,324 shares at cost, respectively	(136)	(35)
Additional paid-in capital	1,262	214
Retained earnings	492	281
Accumulated other comprehensive loss	(52)	(29)
Total ILG stockholders’ equity	1,567	432
Noncontrolling interests	26	33
Total equity	1,593	465
TOTAL LIABILITIES AND EQUITY	$3,304	$1,279

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except share data)

										Accumulated
			Total ILG					Additional		Other
	Total	Noncontrolling	Stockholders’	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Equity	Interests	Equity	Amount	Shares	Amount	Shares	Capital	Earnings	Loss
Balance as of December 31, 2013	$377	$33	$344	$1	59,124,834	$(21)	1,697,360	$191	$183	$(10)
Net income	82	3	79	—	—	—	—	—	79	—
Other comprehensive income, net of tax	(13)	(3)	(10)	—	—	—	—	—	—	(10)
Non-cash compensation expense	11	—	11	—	—	—	—	11	—	—
Acquisition of noncontrolling interests	3	3	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	15,629	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(4)	—	(4)	—	322,737	—	—	(4)	—	—
Change in excess tax benefits from stock-based awards	2	—	2	—	—	—	—	2	—	—
Deferred stock compensation	1	—	1	—	—	—	—	1	—	—
Dividends declared on common stock	(25)	—	(25)	—	—	—	—	1	(26)	—
Repurchases of common stock	(14)	—	(14)	—	—	(14)	665,964	—	—	—
Balance as of December 31, 2014	$420	$36	$384	$1	59,463,200	$(35)	2,363,324	$202	$236	$(20)
Net income	75	2	73	—	—	—	—	—	73
Other comprehensive loss, net of tax	(11)	(2)	(9)	—	—	—	—	—	—	(9)
Non-cash compensation expense	13	—	13	—	—	—	—	13	—	—
Dividends paid to noncontrolling interest	(3)	(3)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	11,084	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(4)	—	(4)	—	379,649	—	—	(4)	—	—
Change in excess tax benefits from stock-based awards	2	—	2	—	—	—	—	2	—	—
Cash dividends declared	(27)	—	(27)	—	—	—	—	1	(28)	—
Balance as of December 31, 2015	$465	$33	$432	$1	59,853,933	$(35)	2,363,324	$214	$281	$(29)
Net income	267	2	265	—	—	—	—	—	265	—
Other comprehensive loss, net of tax	(29)	(6)	(23)	—	—	—	—	—	—	(23)
Non-cash compensation expense	18	—	18	—	—	—	—	18	—	—
Acquisition of partnership interest of noncontrolling interest	(1)	(1)	—	—	—	—	—	—	—	—
Dividends paid to noncontrolling interest	(2)	(2)	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of withholding taxes	(1)	—	(1)	—	638,159	—	—	(1)	—	—
Issuance of restricted stock for converted shares in connection with the acquisition of Vistana	—	—	—	—	668,081	—	—	—	—	—
Fair value of restricted stock awards attributable to precombination services converted in connection with the Vistana acquisition	2	—	2	—	—	—	—	2	—	—
Issuance of common stock in connection with the Vistana acquisition	1,029	—	1,029	—	72,371,969	—	—	1,029	—	—
Change in excess tax benefits from stock-based awards	(2)	—	(2)	—	—	—	—	(2)	—	—
Dividends declared on common stock	(52)	—	(52)	—	13,722	—	—	2	(54)	—
Treasury stock purchases	(101)	—	(101)	—	—	(101)	6,515,165	—	—	—
Balance as of December 31, 2016	$1,593	$26	$1,567	$1	133,545,864	$(136)	8,878,489	$1,262	$492	$(52)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ILG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$267	$75	82
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization expense of intangibles	19	14	12
Amortization of debt issuance costs	2	2	1
Depreciation expense	43	18	16
Provision for loan losses	20	2	—
Accretion of mortgages receivable	2	—	—
Non-cash compensation expense	18	13	11
Deferred income taxes	8	3	7
Equity in earnings from unconsolidated entities	(5)	(5)	(5)
Excess tax benefits from stock-based awards	—	(2)	(2)
Gain on bargain purchase of Vistana acquisition	(163)	—	—
Changes in operating assets and liabilities:
Restricted cash	(15)	4	(8)
Accounts receivable	(11)	(3)	3
Vacation ownership mortgages receivable	(28)	2	—
Vacation ownership inventory	(97)	7	2
Prepaid expenses and other current assets	4	4	6
Prepaid income taxes and income taxes payable	(43)	10	(10)
Accounts payable and other current liabilities	33	1	11
Deferred income	(66)	(7)	(7)
Other, net	5	5	(8)
Net cash provided by (used in) operating activities	(7)	143	111
Cash flows from investing activities:
Acquisition, net of cash acquired	(84)	—	(208)
Investments in unconsolidated entities	(5)	—	(4)
Capital expenditures	(95)	(20)	(19)
Purchases of trading investments	(2)	—	(11)
Investment in financing receivables	(3)	(1)	(16)
Net cash used in investing activities	(189)	(21)	(258)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	350	—
Borrowings (payments) on revolving credit facility, net	165	(413)	235
Payments of debt issuance costs	(7)	(7)	(2)
Proceeds from securitized debt	375	—	—
Payments on securitized debt	(93)	—	—
Increase in restricted cash	(25)	—	—
Purchases of treasury stock	(101)	—	(14)
Dividend payments to stockholders	(52)	(28)	(25)
Dividend payments to noncontrolling interest	(2)	(3)	—
Payment to former Vistana owner for subsidiary financing obligation	(24)	—	—
Payments of contingent consideration	—	—	(7)
Withholding taxes on vesting of restricted stock units	(2)	(4)	(4)
Excess tax benefits from stock-based awards	—	2	2
Net cash provided by (used in) financing activities	234	(103)	185
Effect of exchange rate changes on cash and cash equivalents	(5)	(7)	(5)
Net increase in cash and cash equivalents	33	12	33
Cash and cash equivalents at beginning of year	93	81	48
Cash and cash equivalents at end of year	$126	$93	$81

See Note 22 for supplemental cash flow information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

ILG, Inc., (formerly known as Interval Leisure Group, Inc.), is a leading provider of professionally delivered vacation experiences and the exclusive global licensee for the Hyatt®, Westin® and Sheraton® brands in vacation ownership. We operate in the following two segments: Vacation Ownership (VO) and Exchange and Rental.

Vacation Ownership engages in sales, marketing, financing and development of vacation ownership interests (VOIs); the management of vacation ownership resorts; and related services to owners and associations. The Vacation Ownership operating segment consists of the VOI sales and financing business of Vistana Signature Experiences (Vistana) and Hyatt Vacation Ownership (HVO) as well as the management related lines of business of Vistana, HVO, Vacation Resorts International (VRI), Trading Places International (TPI), and VRI Europe.

Exchange and Rental offers access to vacation accommodations and other travel-related transactions and services to leisure travelers, by providing vacation exchange services and vacation rentals, working with resort developers, homeowners’ associations (HOAs) and operating vacation rental properties. The Exchange and Rental operating segment consists of Interval International (referred to as Interval), the Vistana Signature Network, the Hyatt Residence Club, TPI operated exchange business, and Aqua-Aston Holdings, Inc. (Aqua-Aston).

ILG was incorporated as a Delaware corporation in May 2008 under the name Interval Leisure Group, Inc. and commenced trading on The NASDAQ Stock Market in August 2008 under the symbol "IILG" and now trades under “ILG.”

On May 11, 2016, we acquired the vacation ownership business of Starwood Hotels & Resorts Worldwide, LLC (Starwood), now known as Vistana. At closing, Starwood spun-off Vistana to its stockholders immediately prior to the merger of Vistana with and into a wholly owned subsidiary of ILG. In the merger, ILG acquired 100% of the voting equity interests of Vistana and issued approximately 72.4 million shares of ILG common stock to the holders who received Vistana common stock in the spin-off. These shares were valued at $1 billion based on ILG’s closing stock price of $14.24 on May 11, 2016. Additionally, ILG directly purchased certain Mexican entities and a note receivable for total consideration of $128 million. In connection with the acquisition, Vistana entered into an exclusive, 80 - year global license agreement with Starwood for the use of the Westin® and Sheraton® brands in vacation ownership. The global license agreement may also be extended for two 30 – year terms, subject to meeting certain sales performance tests. Also, Vistana has the non-exclusive license for the existing St. Regis® and The Luxury Collection® vacation ownership properties and an affiliation with the Starwood Preferred Guest program.

Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ILG, our wholly‑owned subsidiaries, and companies in which we have a controlling interest, including variable interest entities (“VIEs”) where we are the primary beneficiary in accordance with consolidation guidance. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. References in these financial statements to net income attributable to common stockholders and ILG stockholders’ equity do not include noncontrolling interests, which represent the outside ownership of our consolidated non‑wholly owned entities and are reported separately.

Accounting Estimates

ILG’s management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

Significant estimates underlying the accompanying consolidated financial statements include:

•	the recovery of long‑lived assets as well as goodwill and other intangible assets;
•	purchase price allocations of business combinations;
•	loan loss reserves for vacation ownership mortgages receivable;
•	accounting for acquired vacation ownership mortgages receivable;
•	revenue recognition pertaining to sales of vacation ownership products pursuant to the percentage of completion method;
•	cost of vacation ownership product sales related estimates included in our relative sales value calculation, such as future projected sales revenue and expected project costs to complete;
•	the accounting for income taxes including deferred income taxes and related valuation allowances;
•	the determination of deferred revenue and membership costs;
•	and the determination of stock‑based compensation.

In the opinion of ILG’s management, the assumptions underlying the historical consolidated financial statements of ILG and its subsidiaries are reasonable

Seasonality

Revenue at ILG is influenced by the seasonal nature of travel. Within our Vacation Ownership segment, our sales and financing business experiences a modest impact from seasonality, with higher sales volumes during the traditional vacation periods. Our vacation ownership management businesses by and large do not experience significant seasonality, with the exception of our resort operations revenue which tends to be higher in the first quarter.

Within our Exchange and Rental segment, our vacation exchange businesses recognize exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. Our vacation rental businesses recognize rental revenue based on occupancy, with the first and third quarters generally generating higher revenue as a result of increased leisure travel to our Hawaii‑based managed properties during these periods, and the second and fourth quarters generally generating lower revenue.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Vacation Ownership

Revenue from the Vacation Ownership segment is derived principally from sales of VOIs and related fees earned by Vistana and HVO, interest income earned for financing these sales, fees for vacation ownership resort and homeowners’ association management services, and rental and ancillary revenues, including from hotels owned by Vistana and HVO.

Sales of VOIs

ILG recognizes revenue from sales of VOIs in accordance with Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) 970, Real Estate—General, and FASB ASC 978, Real Estate—Time‑Sharing Activities. The stated sales price of the VOI is divided into separate revenue components, which include the revenue earned on the sale of the VOI and the revenue earned on related sales incentives given to the customer as motivation to purchase the VOI. We at times offer several types of sales incentives, including SPG and Hyatt Gold Passport (World of Hyatt) points, free bonus week, and down payment credits to buyers.

Consolidated VOI sales are recognized and included in revenues after a binding sales contract has been executed, a 10% minimum down payment has been received as a measure of substantiating the purchaser’s commitment, the rescission period has expired, and construction is substantially complete. Pursuant to accounting rules for real estate time‑sharing transactions, as part of determining when we have met the criteria necessary for revenue recognition we must also take into consideration the fair value of certain incentives provided to the purchaser when assessing the adequacy of the purchaser’s initial down-payment. The agreement for sale generally provides for a down payment and a note secured by a mortgage payable in monthly installments, including interest, over a typical term ranging from 5 - 15 years. All payments received prior to the recognition of the sale as revenue are recognized in deferred revenue in the accompanying consolidated balance sheets. Customer deposits relating to contracts cancelled after the applicable rescission period are forfeited and recorded in revenue at the time of forfeiture.

If construction of the vacation ownership product is not complete, we determine the portion of revenues to recognize based upon the percentage of completion method, which includes judgments and estimates, including total project costs to complete. Revenue deferred under the percentage of completion calculations is included in deferred revenue on the consolidated balance sheet as of December 31, 2016, and associated direct selling costs are deferred as prepaid expenses within prepaid expenses and other current assets.

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

Management fee revenue

Management fees in this segment consist of base management fees, service fees, and annual maintenance fees, as applicable. Annual maintenance fees are amounts paid by timeshare owners for maintaining and operating the respective properties, which includes management services, and are recognized on a straight‑line basis over the respective annual maintenance period. Our day-to-day management services include activities such as housekeeping services, operation of a reservation system, maintenance, and certain accounting and administrative services. We receive compensation for such management services, which is generally based on either a percentage of the budgeted cost to operate such resorts or a fixed fee arrangement.

Resort operations revenue

Our resort operations activities are largely comprised of transient rental income at our vacation ownership and owned-hotel properties. We record rental revenue when occupancy has occurred or, in the case of unused prepaid rentals, upon forfeiture. Other ancillary services revenue consists of goods and services that are sold or provided by us at restaurants, golf courses and other retail and service outlets located at developed resorts. We recognize ancillary services revenue when goods have been provided and/or services have been rendered.

Exchange and Rental

Membership fee revenue

Revenue, net of sales incentives, from membership fees from our Exchange and Rental segment is deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight‑line basis. When multiple member benefits and services are provided over the term of the membership, revenue is recognized for each separable deliverable ratably over the membership period, as applicable. Generally, memberships are cancelable and refundable on a pro‑rata basis, with the exception of Interval Network’s Platinum tier which is non‑refundable. Direct costs of acquiring members (primarily commissions) and certain direct fulfillment costs related to deferred membership revenue are also deferred and amortized on a straight‑line basis over the terms of the applicable memberships or benefit period, whichever is shorter. The recognition of previously deferred revenue and expense is based on estimates derived from an aggregation of member‑level data. However, following the implementation of a proprietary IT platform in the fourth quarter of 2014, recognition of deferred membership revenue and expense on new Interval Network memberships sold is at the individual member‑level.

Transaction revenue

Revenue from exchanges, Getaway transactions and other fee-based services provided to members of our networks is recognized when confirmation of the transaction is provided and services have been rendered as the earnings process is complete. Reservation servicing revenue is recognized when the service is performed or on a straight‑line basis over the applicable service period. All taxable revenue transactions are presented on a net‑of‑tax basis.

Club rental revenue

Club rental revenue represents rentals generated by the Vistana Signature Network and Hyatt Residence Club mainly to monetize inventory at their vacation ownership resorts to provide exchanges for our members through hotel loyalty programs. Revenue related to club rentals is recognized when occupancy has occurred.

Rental management revenue

Revenue from our vacation rental management businesses is comprised of base management fees which are typically either (i) fixed amounts, (ii) amounts based on a percentage of adjusted gross lodging revenue, or (iii) various revenue sharing arrangements with condominium owners based on stated formulas. Base management fees are recognized when earned in accordance with the terms of the contract. Incentive management fees for certain hotels and condominium resorts are generally a percentage of operating profits or improvement in operating profits. We recognize incentive management fees as earned throughout the incentive period based on actual results which are trued‑up at the culmination of the incentive period. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers. Service fee revenue is recognized when the service is provided.

General

Cost reimbursement revenue

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

Deferred revenue in a business combination

When we acquire a business which records deferred revenue on their historical financial statements, we are required to re‑measure that deferred revenue as of the acquisition date pursuant to rules related to accounting for business combinations, as described further below. The post‑acquisition impact of that remeasurement results in recognizing revenue which solely comprises the cost of the associated legal performance obligation we assumed as part of the acquisition, plus a normal profit margin. This purchase accounting treatment typically results in lower amounts of revenue recognized in a reporting period following the acquisition than would have otherwise been recognized on a historical basis.

Multiple‑element arrangements

When we enter into multiple‑element arrangements, we are required to determine whether the deliverables in these arrangements should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract price should be allocated to each element. We analyze our contracts upon execution to determine the appropriate revenue recognition accounting treatment. Our determination of whether to recognize revenue for separate deliverables will depend on the terms and specifics of our products and arrangements as well as the nature of changes to our existing products and services, if any. The allocation of contract revenue to the various elements does not change the total revenue recognized from a transaction or arrangement, but may impact the timing of revenue recognition.

Sales type taxes

All taxable revenue transactions are presented on a net‑of‑tax basis.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at December 31, 2016 and 2015 primarily includes maintenance fees, escrow deposits received on sales of VOIs that are held in escrow until the applicable statutory rescission period has expired, the funds have been released from escrow and the deeding process has begun or title is otherwise transferred. We also may have the opportunity to release escrow funds by issuing a surety bond. Additionally, restricted cash and cash equivalents also include amounts held in trust and lock box accounts in connection with certain transactions related to management of vacation rental properties as well as cash held by our variable interest entities (“VIEs”) from our securitization transactions (refer to Note 13 – Securitized Vacation Ownership Debt).

Accounts Receivable

Accounts receivable are stated at amounts due from customers, principally resort developers, members and managed properties, net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time accounts receivable are past due, previous loss history, our judgment as to the specific customer’s current ability to pay its obligation and the condition of the general economy. More specifically, our policy for determining our allowance for doubtful accounts consists of both general and specific reserves. The general reserve methodology is distinct for each ILG business based on its historical collection experience and past practice. Predominantly, receivables greater than 120 days past due are applied a general reserve factor, while receivables 180 days or more past due are fully reserved. The determination of when to apply a specific reserve requires judgment and is directly related to the particular customer collection issue identified, such as known liquidity constraints, insolvency concerns or litigation.

The allowance for doubtful accounts is included within general and administrative expense within our consolidated statements of income. We write off accounts receivable when they become uncollectible once we have exhausted all means of collection.

Vacation Ownership Inventory and Cost of Sales

Our inventory consists of completed unsold vacation ownership interests, which has an operating cycle that generally exceeds twelve months, and vacation ownership projects under construction. On our consolidated balance sheet, completed unsold vacation ownership interests are presented as a current asset, while vacation ownership projects under construction are presented as a non-current asset given this inventory is in the development stage of its operating cycle. We carry our inventory presented within current assets at the lower of cost or fair value, less expected costs to sell, which can result in impairment charges and/or recoveries of previous impairments.

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

Costs Incurred to Sell Vacation Ownership Products

We capitalize and defer direct costs attributable to the sale of vacation ownership products until the sales are recognized, in accordance with the guidelines of ASC Topic 978, Real Estate—Time Sharing Activities. All such capitalized costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, and are subsequently reflected in sales and marketing expense when recognized. If a contract is cancelled, we charge the unrecoverable direct selling costs to expense. In accordance with ASC 978, indirect sales and marketing costs are expensed as incurred.

Vacation Ownership Mortgages Receivable and Allowance for Loan Losses

Vacation ownership mortgages receivable consist of loans to eligible customers who purchase VOIs and choose to finance their purchase. These mortgage receivables are collateralized by the underlying VOI, generally bear interest at a fixed rate, have a typical term ranging from 5-15 years and are generally made available to customers who make a down payment on the purchase price within established credit guidelines.

Vacation ownership mortgages receivable are composed of mortgage loans related to our financing of vacation ownership interval sales. Included within our vacation ownership mortgages receivable are originated loans and loans acquired in connection with our acquisitions of Vistana and HVO.

Acquired loans are segregated between those with deteriorated credit quality at acquisition and those deemed as performing. To make this determination, we consider such factors as credit collection history, past due status, non‑accrual status, credit risk ratings, interest rates and the underlying collateral securing the loans. The fair value of acquired loans deemed performing is determined by discounting cash flows, both principal and interest, for the loan pool at market interest rates while giving consideration to anticipated future defaults. The difference between fair value and principal balances due at acquisition date is accreted to interest income, within consolidated revenue, over the estimated life of the loan pool.

The collection activity associated with our securitized vacation ownership notes receivable determines the amount of our monthly repayments against our securitized debt. Collection activity includes contractual payments due and prepayments. In addition, defaulted loans are generally removed from the securitized pool and are substituted or repurchased, while upgraded loans are repurchased, for debt repayment purposes. The securitized debt is non-recourse without a specific repayment schedule. As the amount of each principal payment is contingent on the cash flows from underlying vacation ownership mortgages receivable in a given period, we have not disclosed future contractual debt repayments. Additionally, our vacation ownership mortgages receivable securitization agreements allow us to receive the net excess cash flows (spread between the collections on the notes and payments for third party obligations as defined in the securitization agreements) from the VIEs provided we do not meet certain triggers related to default levels and collateralization of the securitized pool, as discussed in Note 13.

Allowance for Loan Losses

For originated loans, we record an estimate of uncollectability as a reduction of sales of VOIs in the accompanying consolidated statements of income at the time revenue is recognized on a VOI sale. We evaluate our originated loan portfolio collectively as they are largely homogeneous, smaller‑balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgages receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write‑offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

We generally determine our originated vacation ownership mortgages receivable to be nonperforming if either interest or principal is more than 30 days past due. All non‑performing loans are placed on non‑accrual status and we do not resume interest accrual until the receivable becomes contractually current. We apply payments we receive for vacation ownership notes receivable on non‑performing status first to interest, then to principal, and any remainder to fees.

Loans acquired in connection with a business combination are recorded at their estimated fair value on their purchase date with no carryover of the related allowance for loan losses. Performing acquired loans are subsequently evaluated for any required allowance at each reporting date. Refer to Note 5 for additional information on our acquired loans.

Investments in Unconsolidated Entities

We consolidate entities under our control, including variable interest entities (VIEs) where we are deemed to be the primary beneficiary as a result of qualitative and/or quantitative characteristics. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be disproportionate to the entity. Investments in unconsolidated affiliates over which we exercise significant influence, but do not control, including joint ventures, are accounted for by the equity method. In addition, our limited partnership investments in which we hold more than a minimal investment are accounted for under the equity method of accounting.

We assess investments in unconsolidated entities for impairment quarterly to determine whether there is an indication that a loss in value that is other‑than‑temporary has occurred. If so, we evaluate the carrying value compared to the estimated fair value of the investment. Fair value is based upon internally developed discounted cash flow models, third‑party appraisals, or if appropriate, current estimated net sales proceeds from pending offers. If the estimated fair value is less than carrying value, we use our judgment to determine if the decline in value is other‑than‑temporary. In making this determination, we consider factors including, but not limited to, the length of time and extent of the decline, loss of values as a percentage of the cost, financial condition and near‑term financial projections, our intent and ability to recover the lost value, and current economic conditions. Impairments that are deemed other‑than‑temporary are charged to equity in losses from unconsolidated entities in our accompanying consolidated statements of income.

Property and Equipment

Property and equipment, including capitalized improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in results of operations. Gains or losses on the sale or retirement of assets are included in net income when the assets are retired or sold provided there is reasonable assurance of the collectability of the sales price, if applicable, and any future activities to be performed by us relating to the assets sold are insignificant.

Depreciation is recorded on a straight‑line basis to allocate the cost of depreciable assets to operations over their estimated useful lives. The following table summarizes depreciable life by asset category.

Asset Category	Depreciation Period
Computer equipment	3 to 5 Years
Capitalized software (including internally-developed software)	3 to 7 Years
Buildings and leasehold improvements	1 to 40 Years
Furniture and other equipment	3 to 10 Years

(1)	The depreciation period for leasehold improvements is the lesser of the lease term or the economic useful life for leasehold improvements.

In accordance with ASC Topic 350, “Intangibles‑Goodwill and Other” (“ASC 350”), we capitalize certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. Depreciation of property and equipment is presented as a separate line item in the accompanying income statement.

Fair Value Measurements

In accordance with ASC Topic 820, “Fair Value Measurement,” (“ASC 820”) the fair value of an asset is considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. We categorize assets and liabilities recorded at fair value using a three‑tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1—Observable inputs that reflect quoted prices in active markets
•	Level 2—Inputs other than quoted prices in active markets that are either directly or indirectly observable
•	Level 3—Unobservable inputs in which little or no market data exists, therefore requiring the company to develop its own assumptions

Our non‑financial assets, such as goodwill, intangible assets, vacation ownership inventory and long‑lived assets, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

Accounting for Business Combinations

In accordance with ASC Topic 805, “Business Combinations,” when accounting for business combinations we are required to recognize the assets acquired, liabilities assumed, contractual contingencies, noncontrolling interests and contingent consideration at their fair value as of the acquisition date. These items are recorded on our consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of acquired businesses are included in the consolidated statements of income since their respective acquisition dates.

The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets, estimated contingent consideration payments and/or pre‑acquisition contingencies, all of which ultimately affect the fair value of goodwill established as of the acquisition date. Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date and is then subsequently tested for impairment at least annually. If the fair value of the net assets acquired exceeds the purchase price consideration, we record a gain on bargain purchase. However, in such a case, before the measurement period closes we perform a reassessment to reconfirm whether we have correctly identified all of the assets acquired and all of the liabilities assumed as of the acquisition date.

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

Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired entity and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include but are not limited to:

•	future expected cash flows from sales of products and services and related contracts and agreements;
•	discount and long‑term growth rates; and
•

the estimated fair value of the acquisition‑related contingent consideration, which is performed using a probability‑weighted income approach based upon the forecasted achievement of post‑acquisition pre‑determined targets;

Unanticipated events and circumstances may occur which could affect the accuracy or validity of our assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition‑related contingent consideration subsequent to the acquisition date, including changes resulting from events that occur after the acquisition date, such as changes in our estimated fair value of the targets that are expected to be achieved, will be recognized in earnings in the period of the change in estimated fair value.

Additionally, when acquiring a company who has recorded deferred revenue in its historical, pre‑acquisition financial statements, we are required as part of purchase accounting to re‑measure the deferred revenue as of the acquisition date. Deferred revenue is re‑measured to represent solely the cost that relates to the associated legal performance obligation which we assumed as part of the acquisition, plus a normal profit margin representing the level of effort or risk assumed. Legal performance obligations that simply relate to the passage of time would not result in recognized deferred revenue as there is little to no associated cost.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are significant components of our consolidated balance sheets. Our policies regarding the valuation of intangible assets affect the amount of future amortization and possible impairment charges we may incur. Assumptions and estimates about future values and remaining useful lives of our intangible and other long‑lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as consumer spending habits and general economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. In accordance with ASC 350, we review the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of October 1, or more frequently upon the occurrence of certain events or substantive changes in circumstances, based on either a qualitative assessment or a two‑step impairment test. Our reporting units within each of our Vacation Ownership and Exchange and Rental operating segments are as follows:

OPERATING SEGMENTS
Vacation Ownership	Exchange and Rental
VO management reporting unit	Exchange reporting unit
VO sales and financing reporting unit	Rental reporting unit

During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions.

Qualitative Assessment

The qualitative assessment may be elected in any given year pursuant to ASC 350. Under this guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit. If entities determine, on the basis of qualitative factors, that it is more‑likely‑than‑not (i.e., a likelihood of more than 50 percent) that the fair value of the reporting unit is below the carrying amount, the two‑step impairment test would be required. The guidance also provides the option to skip the qualitative assessment in any given year and proceed directly with the two‑step impairment test at our discretion.

Our qualitative assessment is performed for the purpose of assessing whether events or circumstances have occurred in the intervening period between the date of our last two‑step impairment test (the “Baseline Valuation”) and the date of our current annual impairment test which could adversely affect the comparison of our reporting units’ fair value with its carrying amount. Examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount include macro‑economic conditions such as deterioration in the entity’s operating environment, industry or overall market conditions; reporting unit specific events such as increasing costs, declining financial performance, or loss of key personnel or contracts; or other events such as pending litigation, access to capital in the credit markets or a sustained decrease in ILG’s stock price on either an absolute basis or relative to peers. If it is determined, as a result of the qualitative assessment, that it is more‑likely‑than‑not that the fair value of a reporting unit is less than its carrying amount, we are then required to perform a two‑step impairment test on goodwill.

Two‑step Impairment Test

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

Indefinite‑Lived Intangible Assets

Our intangible assets with indefinite lives relate principally to trade names, trademarks and certain resort management contracts. Pursuant to ASC 350, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. Accordingly, we evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life. As of December 31, 2016, there have been no changes to the indefinite life determination pertaining to these intangible assets.

In addition, an intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an indefinite‑lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded. However, entities testing an indefinite‑lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite‑lived intangible asset being impaired is below a “more‑likely‑than‑not” threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset.

Long‑Lived Assets and Intangible Assets with Definite Lives

We review the carrying value of all long‑lived assets - primarily property and equipment, vacation ownership inventory under construction and not in active sales, and definite‑lived intangible assets - for impairment whenever events or changes in circumstances indicate that the carrying value of a long‑lived asset (asset group) may be impaired. In accordance with guidance included within ASC Topic 360, “Property Plant and Equipment,” (“ASC 360”), recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (asset group) to future undiscounted cash flows expected to be generated by the asset (asset group). An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When estimating future cash flows, we consider:

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

If an asset (asset group) is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset (asset group) exceeds its fair value. When determining the fair value of the asset (asset group), we consider the highest and best use of the assets from a market‑participant perspective. The fair value measurement is generally determined through the use of independent third party appraisals or an expected present value technique, both of which may include a discounted cash flow approach, which reflects our own assumptions of what market participants would utilize to price the asset (asset group).

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Assets to be abandoned, or from which no further benefit is expected, are written down to zero at the time that the determination is made and the assets are removed entirely from service.

Advertising

Advertising and promotional expenditures primarily include printing and postage costs of directories and magazines, promotions, tradeshows, agency fees, and related commissions. Direct‑response advertising consists primarily of printing, postage, and freight costs related to our member resort directories. Advertising costs are expensed in the period incurred, except for magazine related costs that are expensed at time of mailing when the advertising takes place, and direct‑response advertising, which are amortized ratably over the applicable period following the mailing of the directories.

Advertising expense was $20 million, $16 million and $16 million for the years ended December 31, 2016, 2015 and 2014, respectively, of which $3 million, $3 million and $2 million, respectively, pertained to expenses related to our direct‑response advertising. As of December 31, 2016 and 2015, we had $5 million and $4 million, respectively, of capitalized advertising costs recorded in prepaid expenses on our consolidated balance sheets.

Income Taxes

ILG accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to tax loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences or tax loss or tax credit carryforwards are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the history of taxable income in recent years, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies to make this assessment. ILG records interest on potential income tax contingencies as a component of income tax expense and records interest net of any applicable related income tax benefit.

Pursuant to ASC Topic 740 “Income Taxes” (“ASC 740”), ILG recognizes liabilities for uncertain tax positions based on the two‑step process prescribed by the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position.

Foreign Currency Translation and Transaction Gains and Losses

The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income (loss), a separate component of ILG stockholders’ equity. Accumulated other comprehensive income (loss) is solely related to foreign currency translation. Only the accumulated other comprehensive income (loss) exchange rate adjustment related to Venezuela is tax effected as required by the FASB guidance codified in ASC 740 since the earnings in Venezuela are not indefinitely reinvested in that jurisdiction.

Transaction gains and losses arising from transactions and/or assets and liabilities denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of income. Operating foreign currency exchange attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency, primarily related to Euro denominated value added tax liabilities, resulted in net gains of $0.1 million, $0.2 million and $0.4 million for the years ended December 31, 2016 2015 and 2014, respectively, which is included in general and administrative expenses. Non‑operating foreign currency exchange which primarily relates to U.S. dollar denominated intercompany loan positions resulted in a net loss of $7 million for the year ended December 31, 2016 and net gains of $4 million and $2 million for the years ended

December 31, 2015 and 2014, respectively, and are included in other income (expense) in the accompanying consolidated statements of income.

Stock‑Based Compensation

Stock‑based compensation is accounted for under ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). Non‑cash compensation expense for stock‑based awards is measured at fair value on date of grant and recognized over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units (“RSUs”) is determined based on the number of shares granted and the quoted price of our common stock on that date, except for RSUs subject to relative total shareholder return performance criteria, which the fair value is based on a Monte Carlo simulation analysis as further discussed in Note 18. We grant awards subject to graded vesting (i.e., portions of the award vest at different times during the vesting period) or to cliff vesting (i.e., all awards vest at the end of the vesting period). Certain RSUs, in addition, are subject to attaining specific performance criteria. For RSUs to be settled in stock, the accounting charge is measured at the grant date fair value and expensed as non‑cash compensation over the vesting term using the straight‑line basis for service‑only awards and the accelerated basis for performance‑based awards with graded vesting. For certain cliff vesting awards with performance criteria, we also use anticipated future results in determining the fair value of the award. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight‑line recognition method. The amount of stock‑based compensation expense recognized in the consolidated statements of income is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark‑to‑market adjustments for changes in the price of the respective common stock as compensation expense.

Stock‑based compensation is recorded within the same line item in our consolidated statements of income as the employee‑related compensation of the award recipient, as disclosed in tabular format in Note 18.

Management must make certain estimates and assumptions regarding stock awards that will ultimately vest, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant‑date value of the award tranche that is actually vested at that date. Tax benefits resulting from tax deductions in excess of the stock‑based compensation expense recognized in the consolidated statements of income are reported as a component of financing cash flows. Gross excess tax benefits from stock‑based compensation reported as a component of financing cash flows had a negligible balance for the year ended December 31, 2016 and was $2 million in each of the years ending December 31, 2015 and 2014.

Earnings per Share

Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of RSUs and restricted stock using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 0.3 million RSUs and restricted shares for the year ended December 31, 2016, 0.2 million stock options and 0.3 million RSUs for the year ended December 31, 2015, and 0.8 million stock options and 0.2 million RSUs for the year ended December 31, 2014, as the effect of their inclusion would have been antidilutive to earnings per share.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Basic weighted average shares of common stock outstanding	100,868	57,400	57,343
Net effect of common stock equivalents assumed to be vested related to RSUs and restricted stock	864	588	606
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	—	1	4
Diluted weighted average shares of common stock outstanding	101,732	57,989	57,953

Earnings per share for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands, except per share data):

	Year Ended
	December 31,
	2016	2015	2014
Net income attributable to common stockholders	$264,651	$73,315	$78,930
Weighted average number of shares of common stock outstanding:
Basic	100,868	57,400	57,343
Diluted	101,732	57,989	57,953
Earnings per share attributable to common stockholders:
Basic	$2.62	$1.28	$1.38
Diluted	$2.60	$1.26	$1.36

Certain Risks and Concentrations

Geographic Risk

In regards to our Exchange and Rental segment, a substantial percentage of the vacation ownership resorts in the Interval Network are located in Florida, Hawaii, Las Vegas, Mexico and Southern California, while the majority of the revenue from our vacation rental management businesses is derived from vacation properties located in Hawaii.

In regards to our Vacation Ownership segment, a substantial percentage of our VOIs available for sale are located in Hawaii, Florida and Mexico, and the largest concentration of revenue derived the management of vacation ownership properties resides in Spain with regard to our VRI Europe business.

From an ILG perspective, approximately $529 million, $232 million and $211 million of 2016, 2015 and 2014 revenue, respectively, (excluding cost reimbursement revenue) was generated from travel to properties located in all of these locations, together with vacation ownership management services and sales and financing activities related to these locations.

Business Risk

ILG also depends on relationships with developers and vacation property owners, as well as third party service providers for processing certain fulfillment services. We do not consider our overall business to be dependent on any one of these resort developers, provided, that the loss of a few large developers (particularly those from which Interval receives membership renewal fees directly) could materially impact our business. The loss of several of our largest management agreements could materially impact our businesses.

ILG’s business also is subject to certain risks and concentrations including exposure to risks associated with online commerce security and credit card fraud.

Credit Risk

ILG is exposed to credit risk in relation to its portfolio of mortgage receivables associated with its vacation ownership business, as further discussed in Note 5. We offer financing to purchasers of VOIs at our Hyatt, Westin and Sheraton‑branded vacation ownership resorts and, as a result, ILG bears the risk of default on these loans. Should a purchaser default, ILG has the ability to foreclose and attempt to resell the associated VOI at its own cost to resell.

Other financial instruments that potentially subject ILG to concentration of credit risk consist primarily of cash and cash equivalents and restricted cash, which are maintained with high quality financial institutions. Financial instruments also contain secured loans that are recorded at the time of origination for the principal amount financed and are carried at amortized cost, net of any allowance for credit losses, as further discussed in Note 13.

Interest Rate Risk

ILG is exposed to interest rate risk through borrowings under our amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.5%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.5%, in each case based on ILG’s total leverage ratio.

Recent Accounting Pronouncements: General

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2016 that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350),” to simplify the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The update is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently assessing the future impact of this accounting standard update on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323).” ASU 2017-03 states that a registrant should evaluate ASUs that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted. We are currently assessing the future impact of this accounting standard update on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805),” to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by clarifying the definition of a business. The definition of a business affects many areas of accounting including acquisition, disposals, goodwill and consolidation. This amendment covers Phase 1 of a three phase project. The update is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this update should be applied prospectively on or after the effective date. We are currently assessing the future impact of this accounting standard update on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230).” This ASU requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The update is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  We are currently assessing the future impact of this accounting standard update on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-03”), to simplify the current accounting for Stock Compensation. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new guidance will be effective for public entities for annual periods beginning after December 15, 2016 and interim periods therein. Early adoption of ASU 2016‑09 as of its issuance is permitted. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, which may result in volatility in our effective tax rate. During 2016, ILG recorded to APIC a net deficiency of approximately $2 million associated with stock-based awards, while in 2015 and 2014 net excess tax benefits associated with stock-based awards of approximately $2 million each year was recorded to APIC. In accordance with this ASU, comparable amounts for future periods related to the difference between the fair value of stock-based awards on the grant date and the fair value on the vest date will be recorded as a discrete benefit or expense to the current income tax provision in the period in which the award vests. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016‑02, “Leases (Topic 842)” (“ASU 2016‑02”). ASU 2016‑02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption of ASU 2016‑02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016‑01, “Financial Instruments—Overall (Subtopic 825‑10),” which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The amendments in this update are effective for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. We are currently assessing the future impact of this new accounting standard update on our consolidated financial statements.

Recent Accounting Pronouncements: Revenue Recognition

In May 2014, the FASB issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”). The FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (i) remove inconsistencies and weaknesses in revenue requirements; (ii) provide a more robust framework for addressing revenue issues; (iii) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (iv) provide more useful information to users of financial statements through improved disclosure requirements; and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB amended the FASB Accounting Standards Codification (“Codification”) and created a new Topic 606, Revenue from Contracts with Customers. The core principle of the guidance in ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry specific guidance throughout the Industry Topics of the Codification. Additionally, ASU 2014‑09 supersedes some cost guidance included in Subtopic 605‑35, Revenue Recognition—Construction‑Type and Production‑Type Contracts. The ASU is effective for fiscal years beginning after December 15, 2017 (and interim periods within that period).

In periods subsequent to the initial issuance of this ASU, the FASB has issued additional ASU’s clarifying items within Topic  606, as follows:

•

In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers by one year the effective date of ASU 2014-09, "Revenue from

Contracts with Customers (Topic 606)" to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.
•

In March 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The purpose of ASU 2016-10 is to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance (while retaining the related principles for those areas).

•

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”). The amendments in ASU 2016-08 serve to clarify the implementation guidance on principal vs. agent considerations.

•

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

•

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which amends certain aspects of the Board’s new revenue standard, ASU 2014-09. This ASU addresses thirteen specific issues pertaining to Topic 606, Revenue from Contracts with Customers.

We are currently in the process of completing our evaluation of ASU 2014-09, including identifying the potential differences in the timing and/or method of revenue recognition for our contracts and, ultimately, the expected impact on our business processes, systems and controls. As part of this evaluation, we are reviewing customer contracts and applying the five-step model of the new standard to each contact type identified that’s associated to our material revenue streams and will compare the results to our current accounting practices.

We plan to adopt this standard, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on January 1, 2018. However, given the complexities of this new standard, we are unable to determine, at this time, whether adoption of this standard will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures. We expect to complete our evaluation of the effect of adopting this standard from a qualitative perspective during the first half of 2017. Additionally, we continue to evaluate whether to apply the retrospective or modified retrospective adoption method.

Adopted Accounting Pronouncements

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements.” This ASU addresses six amendments clarifying guidance or correcting references in the Accounting Standards Codification that could potentially result in changes in current practice because of either misapplication or misunderstanding of current guidance. The topics and subtopics affected include: Subtopic 350-40, Intangibles—Goodwill and Other— Internal-Use Software; Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales; Topic 820, Fair Value Measurement; Subtopic 405-40, Liabilities—Obligations Resulting from Joint and Several Liability Arrangements; Subtopic 860-20, Transfers and Servicing—Sales of Financial Assets, and Subtopic 860-50, Transfers and Servicing—Servicing Assets and Liabilities. Most of the amendments in this update do not require transition guidance and are effective upon issuance of the update. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805).” The purpose of the ASU is to simplify the accounting for measurement-period adjustments related to business combinations. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period, in the reporting period in which the adjustment amounts are determined. The amendments in this update are effective for fiscal years beginning after December 31, 2015, including interim periods within the fiscal year and should be applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements other than the impact of adjustments in the third and fourth quarter of 2016 to the gain on bargain purchase associated with the Vistana acquisition in the second quarter of 2016. This impact is summarized as follows:

	As Reported		Recasted for Subsequent Quarter Gain on Bargain Purchase Adjustment
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(In thousands, except per share data)	June 30, 2016	June 30, 2016	June 30, 2016	June 30, 2016
Net income attributable to common stockholders	$183,375	205,554	$155,615	177,794
EPS - Basic	$1.89	2.66	$1.60	2.30
EPS - Diluted	$1.87	2.64	$1.59	2.28

In April 2015, the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). The FASB amended its guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The guidance also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. Instead, entities will account for these arrangements as licenses of intangible assets. The ASU was effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance on a prospective basis did not have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The amendments in this topic are intended to improve and simplify targeted areas of the consolidation guidance. ASU 2015-02 modifies the method for determining whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities. Further, it eliminates the presumption that a general partner should consolidate a limited partnership and impacts the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The ASU was effective for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years). The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015‑01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225‑20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015‑01”). ASU 2015‑01 eliminates from generally accepted accounting principles (GAAP) the concept of extraordinary items as part of the FASB’s initiative to reduce complexity in accounting standards (the Simplification Initiative). The presentation and existing disclosure guidance for items that are unusual in nature or occur infrequently are retained and expanded to include items that are both unusual in nature and occur infrequently. This ASU was effective for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years). A reporting entity may apply the amendments in the ASU prospectively and also may apply the amendments retrospectively to all prior periods presented in the financial statements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014‑15, “Presentation of Financial Statements—Going Concern (Subtopic 205‑40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014‑15”).” ASU 2014‑15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. The ASU is effective for fiscal years ending after December 15, 2016 (and interim periods within those fiscal years). The standard allows for either a full retrospective or modified retrospective transition method. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014‑12, “Compensation—Stock Compensation (Topic 718): Accounting for Share‑Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014‑12”). ASU 2014‑12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share‑based payment award as performance conditions that affect vesting. No new disclosures are required under ASU 2014‑12. The ASU was effective for fiscal years beginning after December 15, 2015 (and interim periods within that period). In addition, all entities will have the option of applying the guidance either prospectively or retrospectively. The adoption of this guidance, on a prospective basis, did not have a material impact on our consolidated financial statements.

NOTE 3—BUSINESS COMBINATION

On May 11, 2016, we completed the acquisition of Vistana from wholly‑owned subsidiaries of Starwood Hotels & Resorts Worldwide, Inc. as discussed in Note 1 to these consolidated financial statements.

The Vistana acquisition is recorded on our consolidated balance sheet as of May 11, 2016 based upon estimated fair values as of such date. The results of operations related to this business are included in our consolidated statements of income beginning on May 12, 2016 and within our Exchange and Rental and Vacation Ownership segments for segment reporting purposes on the basis of its respective business activities.

Purchase Price Allocation

The following table presents the preliminary allocation of total purchase price consideration to the assets acquired and liabilities assumed, based on their estimated fair values as of their respective acquisition dates (in millions):

	Preliminary PPA	Adjustments to PPA(3)	Revised Preliminary PPA(4)
Cash	$45	$-	$45
Vacation ownership inventory	221	7	228
Vacation ownership mortgages receivable	712	(19)	693
Other current assets	143	1	144
Intangibles	241	(3)	238
Property plant and equipment	465	(10)	455
Other non-current assets	24	(9)	15
Deferred revenue	(60)	(4)	(64)
Securitized debt	(154)	-	(154)
Other current liabilities(2)	(187)	11	(176)
Other non-current liabilities	(98)	(2)	(100)
Gain on bargain purchase(1)	(197)	34	(163)
Net assets acquired	$1,155	$6	$1,161

(1)

Gain on bargain purchase represents the excess of the fair value of the net tangible and intangible assets acquired over the purchase price. This gain of $163 million is presented within Other income (expense), net, in our consolidated statement of income for the year ended December 31, 2016, and includes a negative adjustment of $34 million in the 2016 period subsequent to the respective quarter of the acquisition. The existence of a gain on bargain purchase pertaining to this transaction is principally related to the decrease in our stock price leading up to the acquisition date.

(2)	Includes a $24 million accrual pertaining to a dividend declared by a subsidiary of Vistana to Starwood prior to our acquisition date which was settled subsequent to the acquisition closing.
(3)

Represents adjustments to the preliminary purchase price allocation first presented in our June 30, 2016 Form 10-Q resulting from our ongoing activities, including our reassessment of assets acquired and liabilities assumed, with respect to finalizing our purchase price allocation for this acquisition. The larger adjustments primarily pertained to refinements of certain estimates related to the valuation of our mortgages receivable and vacation ownership inventory based on additional information, adjustments to tax related accounts as new information became available, and certain other reclasses between line items.

(4)	Measurement period is considered closed as of December 31, 2016 for all balance sheet items except those that are tax related, as discussed further below.

The purchase price allocated to the fair value of identifiable intangible assets associated with the Vistana acquisition is as follows (in millions):

	Fair Value	Useful Life (years)

Resort management contracts	$118	26
Customer relationships	119	25
Other	1	< 1
Total	$238

In connection with the Vistana acquisition we recorded identifiable intangible assets of $238 million, all of which were definite-lived intangible assets, related to Vistana’s membership base in their Vistana Signature Network (described in table above as customer relationships) and their resort management contracts.

The valuation of the assets acquired and liabilities assumed in connection with this acquisition was based on fair values at the acquisition date. The assets purchased and liabilities assumed for the Vistana acquisition have been reflected in the accompanying consolidated balance sheet as of December 31, 2016. The measurement period with respect to this acquisition was considered closed as of December 31, 2016, with the exception of tax related items which are pending additional analysis of tax attributes and tax returns, which will not be made available until 2017.  Consequently, with respect to tax related items, the purchase price allocation disclosed herein (as well as the related gain on bargain purchase) remains provisional at this time and subject to further adjustment to reflect new information obtained about factors and circumstances that existed as of the acquisition date that if known would have affected the measurement of the amounts recognized as of that date, while the measurement period remains open.

Results of operations

Revenue and net income related to the Vistana acquisition was recognized in our consolidated statements of income totaling $654 million and $45 million for the year ended December 31, 2016. Transaction costs, consisting primarily of professional fees, directly related to this acquisition and expensed as incurred totaled $18 million for the year ended December 31, 2016 and are classified within the general and administrative expense line item in our consolidated statements of income included herein.

Pro forma financial information (unaudited)

The following unaudited pro forma financial information presents the consolidated results of ILG and Vistana as if the acquisition had occurred on January 1, 2015. The pro forma results presented below for the years ended December 31, 2016 and 2015 are based on the historical financial statements of ILG and Vistana, adjusted to reflect the purchase method of accounting, with ILG as accounting acquirer. The pro forma information is not necessarily indicative of the consolidated results of operations that might have been achieved for the periods or dates indicated, nor is it necessarily indicative of the future results of the combined company. It does not reflect cost savings expected to be realized from the elimination of certain expenses and from synergies expected to be created or the costs to achieve such cost savings or synergies, if any. Income taxes do not reflect the amounts that would have resulted had ILG and Vistana filed consolidated income tax returns during the periods presented. Pro forma adjustments reflect non-recurring adjustments in 2015 of $163 million pertaining to the gain on bargain purchase discussed above and a $14 million reduction in revenue for the year ended December 31, 2015, respectively, related to the remeasurement of deferred revenue balances as part of purchase accounting. Additionally, net income for the year ended December 31, 2015 was adjusted for other non-recurring items such as the remeasurement of deferred expenses. Pro forma adjustments are tax-

effected at ILG's estimated statutory tax rate of 37.2% for the 2015 period and 35% for the 2016 period, with the exception of the $163 million gain which is not subject to income taxation.

	Year Ended December 31,
(In millions, except per share data)	2016	2015
Revenue	$1,733	$1,593
Net income attributable to common stockholders	$126	$311
Earnings per share:
Basic	$0.99	$2.39
Diluted	$0.98	$2.38

NOTE 4—RESTRICTED CASH

Restricted cash consists of the following (in millions):

	December 31,	December 31,
	2016	2015
Escrow deposits on vacation ownership products	$67	$2
Securitization VIEs	34	—
Other	17	15
Total restricted cash	$118	$17

Restricted cash associated with escrow deposits on vacation ownership products represents amounts that are held in escrow until statutory requirements for release are satisfied, at which time that cash is no longer restricted. Restricted cash of securitization VIEs represents cash held in accounts related to vacation ownership mortgages receivable securitizations, which is generally used to pay down securitized vacation ownership debt in the period following the quarter in which the cash is received. As of December 31, 2016, this balance also includes $19 million of cash collateral pending transfer of additional vacation ownership mortgages receivable into the September 2016 securitized pool, as described in Note 13.

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE

Vacation ownership mortgages receivable is comprised of various mortgage loans related to our financing of vacation ownership interval sales. As part of our acquisitions of HVO and Vistana, we acquired existing portfolios of vacation ownership mortgages receivable. These loans are accounted for using the expected cash flows method of recognizing discount accretion based on the acquired loans’ expected cash flows pursuant to ASC 310-30, “Loans acquired with deteriorated credit quality.” At acquisition, we recorded these acquired loans at fair value, including a credit discount or premium, as applicable, which is accreted as an adjustment to yield over the loans’ estimated life. Originated loans as of December 31, 2016 and 2015 represent vacation ownership mortgages receivable originated by ILG, or more specifically our Vacation Ownership segment, subsequent to the acquisitions of HVO and Vistana on October 1, 2014 and May 11, 2016, respectively.

Vacation ownership mortgages receivable carrying amounts as of December 31, 2016 and 2015 were as follows (in millions):

	December 31,			December 31,
	2016			2015
	Securitized	Unsecuritized(2)	Total	Securitized	Unsecuritized(2)	Total
Acquired vacation ownership mortgages receivable(1)	$419	$127	$546	$—	$23	$23
Originated vacation ownership mortgages receivable(1)	11	184	195	—	11	11
Less allowance for loan losses on originated loans	(1)	(21)	(22)	—	(2)	(2)
Net vacation ownership mortgages receivable	$429	$290	$719	$—	$32	$32

(1)	At various interest rates with varying payment terms through 2030 for acquired receivables and for originated receivables
(2)

As of December 31, 2016, $9 million of unsecuritized vacation ownership receivables were not eligible for securitization. Additionally, as part of the September 2016 securitization described in Note 13, approximately $19 million of currently unsecuritized receivables may be added in the future to the September 2016 securitized pool and thereby releasing the same amount from restricted cash.

The fair value of our acquired loans as of the respective acquisition dates were determined by use of a discounted cash flow approach which calculates a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective loans, while considering anticipated defaults and early repayments determined based on historical experience. Consequently, the fair value of these acquired loans recorded on our consolidated balance sheet as of the acquisition date includes an estimate for future loan losses which becomes the historical cost basis for that existing portfolio going forward. As of December 31, 2016 and 2015, the contractual outstanding balance of the acquired loans, which represents contractually-owed future principal amounts, was $466 million and $26 million, respectively. The change as of December 31, 2016 from year-end reflects the acquired loans pertaining to the Vistana acquisition.

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

Year Ended
Accretable Yield	December 31, 2016
Balance, beginning of period	$12
Vistana acquired accretable yield	205
Accretion	(49)
Reclassification from nonaccretable difference	(12)
Balance, end of period	$156
Nonaccretable difference, end of period balance	$35

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

Vacation ownership mortgages receivable as of December 31, 2016 are scheduled to mature as follows (in millions):

	Vacation Ownership Mortgages Receivable
	Acquired		Originated
Twelve month period ending December 31,	Securitized Loans	Unsecuritized Loans	Securitized Loans	Unsecuritized Loans	Total
2017	$49	$14	$1	$14	$78
2018	44	13	1	11	69
2019	43	12	1	12	68
2020	42	12	1	14	69
2021	40	13	1	15	69
2021 and thereafter	127	57	6	118	308
Total	345	121	11	184	661
Plus: net premium on acquired loans(1)	74	6	—	—	80
Less: allowance for losses	—	—	(1)	(21)	(22)
Net vacation ownership mortgages receivable	$419	$127	$10	$163	$719
Weighted average stated interest rate as of December 31, 2016	13.4%		13.5%
Range of stated interest rates as of December 31, 2016	9.9% to 15.9%		10.9% to 15.9%

(1)

The difference between the contractual principal amount of acquired loans of $466 million and the net carrying amount of $546 million as of December 31, 2016 is related to the application of ASC 310-30.

Collectability

We assess our vacation ownership mortgages receivable portfolio of loans for collectability on an aggregate basis. Estimates of uncollectability pertaining to our originated loans are recorded as provisions in the vacation ownership mortgages receivable allowance for loan losses. For originated loans, we record an estimate of uncollectability as a reduction of sales of vacation ownership products in the accompanying consolidated statements of income at the time revenue is recognized on a vacation ownership product sale. We evaluate our originated loan portfolio collectively as it is comprised of homogeneous, smaller-balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgages receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio. As of December 31, 2016, allowance for loan losses of $22 million for uncollectability was recorded against our vacation ownership mortgages receivable for estimated losses related solely to our originated loans. Our allowance for loan losses as of December 31, 2015 was $2 million; the change in 2016 pertains to additional loan loss provision recorded against sales of vacation ownership products on our consolidated income statement during the year.

Our acquired loans are remeasured at period end based on expected future cash flows which uses an estimated measure of anticipated defaults. We consider the allowance for loan losses on our originated loans and estimates of defaults used in the remeasurements of our acquired loans to be adequate and based on the economic environment and our assessment of the future collectability of the outstanding loans.

We use the origination of the notes by brand (Westin, Sheraton, Hyatt, and other) and the FICO scores of the buyers as the primary credit quality indicators to calculate the allowance for loan losses for our originated vacation ownership mortgages receivable, as we believe there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired, supplemented by the FICO scores of the buyers. In addition to quantitatively calculating the allowance based on our static pool analysis, we supplement the process by evaluating certain qualitative data, including the aging of the respective receivables, current default trends by brand and origination year and various macroeconomic indicators.

At December 31, 2016, the weighted average FICO score within our consolidated loan pools was 712 based upon the outstanding loan balance at time of origination. The average estimated rate for all future defaults for our consolidated outstanding pool of loans as of December 31, 2016 was 10.2%.

Balances of our vacation ownership mortgages receivable by brand and by FICO score (at time of loan origination) were as follows (in millions):

	As of December 31, 2016
	700+	600-699	<600	No Score(1)	Total
Westin	$184	$89	$4	$28	$305
Sheraton	166	146	13	63	388
Hyatt	20	14	2	1	37
Other	6	1	-	4	11
Vacation ownership mortgages receivable, gross	$376	$250	$19	$96	$741

(1)	Mortgages receivable with no FICO score primarily relate to non-U.S. resident borrowers.

On an ongoing basis, we monitor credit quality of our vacation ownership mortgages receivable portfolio based on payment activity as follows:

•	Current—The consumer’s note is in good standing as payments and reporting are current per the terms contractually stipulated in the agreement.
•	Delinquent—We consider a vacation ownership mortgage receivable to be delinquent based on the contractual terms of each individual financing agreement.
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

In the event of a default, we generally have the right to recover the mortgaged VOIs and consider loans to be in default upon reaching 120 days outstanding. Our aged analysis of delinquent vacation ownership mortgages receivable and the gross balance of vacation ownership mortgages receivable greater than 120 days past‑due as of December 31, 2016 and December 31, 2015 for our originated loans is as follows (in millions):

			Delinquent			Defaulted(1)
	Receivables	Current	30-59 Days	60-89 Days	90-119 Days	≥120	Total Delinquent & Defaulted
Originated Loans
December 31, 2016	$195	$190	$2	$1	$1	$1	$5
December 31, 2015	$11	$11	$—	$—	$—	$—	$—

(1)	Mortgages receivable equal to or greater than 120 days are considered defaulted and have been fully reserved in our allowance of loan losses for originated loans.

NOTE 6—VACATION OWNERSHIP INVENTORY

Our inventory consists of completed unsold vacation ownership interests, which has an operating cycle that generally exceeds twelve months, and vacation ownership projects under construction. On our consolidated balance sheet, completed unsold vacation ownership interests are presented as a current asset, while vacation ownership projects under construction are presented as a non-current asset given this inventory is in the development stage of its operating cycle. In connection with the acquisition of Vistana on May 11, 2016, we acquired $228 million in unsold vacation ownership inventory stated at fair value.

As of and December 31, 2016 and 2015, vacation ownership inventory is comprised of the following (in millions):

	December 31,	December 31,
	2016	2015
Completed unsold vacation ownership interests (current asset)	$197	$46
Vacation ownership products construction in process (non-current asset)	189	—
Other	—	1
Total vacation ownership inventory	$386	$47

The change in inventory balances as of December 31, 2016 compared to December 31, 2015 principally pertains to the acquisition of Vistana on May 11, 2016.

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES

Our investments in unconsolidated entities, recorded under the equity method of accounting in accordance with guidance in ASC 323, “Investments—Equity Method and Joint Ventures,” primarily consists of an ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a Hyatt branded vacation ownership resort in Hawaii, and Vistana’s Harborside at Atlantis joint venture, which performs sales, marketing and management services for a vacation ownership resort in the Bahamas. These joint ventures were acquired in connection with our acquisitions of HVO and Vistana and were recorded at fair value on the respective acquisition dates and are carried as investments in unconsolidated entities in our Vacation Ownership segment. Our equity income from investments in unconsolidated entities, recorded in equity in earnings from unconsolidated entities in the accompanying consolidated statement of income, was $5 million each year for the years ended December 31, 2016, 2015 and 2014.

The ownership percentages of the Maui Timeshare Venture and Harborside investments are 33% and 50%, respectively, and ownership percentages of the other investments range from 25% to 50%. The carrying value of our investments in unconsolidated entities as of December 31, 2016 and 2015 were as follows (in millions):

	December 31,	December 31,
	2016	2015
Maui Timeshare Venture, LLC	$42	$37
Harborside at Atlantis joint venture	12	—
Other	5	1
Total	$59	$38

The change from December 31, 2015 principally represents the equity interest acquired in Harborside at Atlantis in connection with the Vistana acquisition in the second quarter and, within Other, an investment made in the first quarter in a fee-for-service, real-estate brokerage firm that specializes in reselling resort timeshare properties on behalf of independent homeowners’ associations.

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment, net is as follows (in millions):

	December 31,
	2016	2015
Computer equipment	$26	$23
Capitalized software (including internally developed software)	126	108
Land, buildings and leasehold improvements	368	51
Land held for development	56	—
Furniture, fixtures and other equipment	89	17
Construction projects in progress	55	—
Other projects in progress	28	19
Less: accumulated depreciation and amortization	(168)	(127)
Total property and equipment, net	$580	$91

Capitalized software, net of accumulated amortization, totaled $47 million and $38 million at December 31, 2016 and 2015, respectively, and is included in “Property and equipment, net” in the accompanying consolidated balance sheets. Depreciation expense for capitalized software recognized in our consolidated income statement for the years ended December 31, 2016, 2015 and 2014 was $14 million, $12 million and $10 million, respectively. The change in total property and equipment as of December 31, 2016 compared to December 31, 2015 principally pertains to the acquisition of Vistana on May 11, 2016.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Pursuant to FASB guidance as codified within ASC 350, “Intangibles—Goodwill and Other,” goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date.

ILG is comprised of two operating and reportable segments: Vacation Ownership and Exchange and Rental, each of which contain two reporting units as follows:

OPERATING SEGMENTS
Vacation Ownership	Exchange and Rental
VO management reporting unit	Exchange reporting unit
VO sales and financing reporting unit	Rental reporting unit

The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill, for the years ended December 31, 2016 and 2015 (in millions):

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2016	Additions	Deductions	Translation	Impairment	December 31, 2016
VO management	$38	$—	$—	$(3)	$—	$35
VO sales and financing	7	—	—	—	—	7
Exchange	496	—	—	—	—	496
Rental	20	—	—	—	—	20
Total	$561	$—	$—	$(3)	$—	$558

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2015	Additions	Deductions	Translation	Impairment	December 31, 2015
VO management	$39	$—	$—	$(1)	$—	$38
VO sales and financing	7	—	—	—	—	7
Exchange	496	—	—	—	—	496
Rental	20	—	—	—	—	20
Total	$562	$—	$—	$(1)	$—	$561

Goodwill Impairment Tests

ILG tests goodwill and other indefinite‑lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment based on either a qualitative assessment or a two‑step impairment test, as more fully described in Note 2 of these consolidated financial statements. When performing the two‑step impairment test, if the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded.

As of October 1, 2016, we assessed the carrying value of goodwill and other intangible assets of each of our four reporting units pursuant to the two-step impairment approach. Goodwill assigned to VO Sales and Financing, VO Management, Exchange and Rental, our reporting units as of that date, was $7 million, $36 million, $496 million and $20 million, respectively. The first step of the impairment test concluded the carrying value of our reporting units did not exceed its fair value; consequently, the second step of the impairment test was not necessary and goodwill was not determined to be impaired.

As of October 1, 2015, we assessed the carrying value of goodwill and other intangible assets of each of our four reporting units. We performed a qualitative assessment on our VO Management, Exchange and Rental reporting units for our 2015 annual test and concluded that it was more-likely-than-not that the fair value of each reporting exceeded its carrying value and, therefore, a two-step impairment test was not necessary. With regards to our VO Sales and Financing reporting unit, we elected to bypass the qualitative assessment and assessed the carrying value of goodwill pursuant to the two-step impairment approach. The first step of the impairment test concluded the carrying value of this reporting unit did not exceed its fair value; consequently, the second step of the impairment test was not necessary and goodwill was not determined to be impaired.

Accumulated historical goodwill impairment losses as of January 1, 2015 were $34.3 million which related to components within our Rental reporting unit. There have been no accumulated historical impairments of goodwill for any of our other reporting units through December 31, 2016.

Other Intangible Assets

As of October 1, 2016, we performed a full impairment test on our indefinite-lived intangible assets which was comprised of calculating the fair value of these intangible assets and comparing such against their carrying amount. At the conclusion of that impairment test, we determined no impairment was present.

As of October 1, 2015, we performed a qualitative assessment on our indefinite‑lived intangible assets and concluded that the likelihood of our indefinite‑lived intangible assets being impaired was below the more‑likely‑than‑not threshold and, therefore, calculating the fair value of these intangible assets was not warranted as of October 1, 2015.

The balance of other intangible assets, net for the years ended December 31, 2016 and 2015 is as follows (in millions):

	December 31,	December 31,
	2016	2015
Intangible assets with indefinite lives	$114	$127
Intangible assets with definite lives, net	339	123
Total intangible assets, net	$453	$250

The $13 million decrease in our indefinite‑lived intangible assets during the year ended December 31, 2016 pertains to associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

At December 31, 2016 and 2015, intangible assets with indefinite lives relate to the following (in millions):

	December 31,	December 31,
	2016	2015
Resort management contracts	$70	$83
Trade names and trademarks	44	44
Total	$114	$127

At December 31, 2016, intangible assets with definite lives relate to the following (in millions):

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Life (Years)
Customer relationships	$287	$(137)	$150	8
Purchase agreements	76	(76)	—	—
Resort management contracts	245	(58)	187	7
Technology	25	(25)	—	—
Other	23	(21)	2	1
	$656	$(317)	$339	8

At December 31, 2015, intangible assets with definite lives relate to the following (in millions):

				Weighted Average Remaining
		Accumulated		Amortization
	Cost	Amortization	Net	Life (Years)
Customer relationships	$168	$(132)	$36	21
Purchase agreements	76	(76)	—	-
Resort management contracts	129	(46)	83	14
Technology	25	(25)	—	-
Other	22	(18)	4	3
Total	$420	$(297)	$123	15

In accordance with our policy on the recoverability of long‑lived assets, as further described in Note 2 of these consolidated financial statements, we review the carrying value of all long‑lived assets, primarily property and equipment and definite‑lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long‑lived asset (asset group) may be impaired. For the years ended December 31, 2016 and 2015, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test has not been warranted.

Amortization of intangible assets with definite lives is primarily computed on a straight‑line basis. Total amortization expense for intangible assets with definite lives was $19 million, $14 million and $12 million for the years ended December 31, 2016, 2015 and 2014, respectively. Based on the December 31, 2016 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in millions):

Year Ended December 31,
2017	$21
2018	19
2019	19
2020	19
2021	17
2021 and thereafter	244
$339

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

The following table shows assets which are collateral for the related obligations of the variable interest entities, included in our consolidated balance sheets (in millions):

Vacation Ownership Notes Receivable Securitization (1)
December 31,
2016
Assets
Restricted cash	$34
Interest receivable	3
Vacation ownership mortgages receivable, net	429
Total	$466

Liabilities
Interest payable	$1
Securitized debt	430
Total	$431

(1)	The creditors of these entities do not have general recourse to us.

Upon transfer of vacation ownership mortgage receivable, net to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in our restricted cash. Our interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts' debt. Unless we exceed certain triggers related to default levels and collateralization of the securitized pool, we are contractually entitled to receive the excess cash flows (spread between the collections on the mortgages and payment of third party obligations and debt service on the trusts’ debt defined in the securitization agreements) from the VIEs. Such activity totaled $20 million since our May 11, 2016 acquisition of Vistana through December 31, 2016. The net cash flows generated by the VIEs are used to repay our securitized debt from VIEs and, excluding any restricted cash balances, are reflected in the operating activities section of our combined statements of cash flows. The repayment of our securitized debt from VIEs is reflected in the financing activities section of our combined statements of cash flows. Refer to Note 13 of these consolidated financial statements for additional discussion on our securitized debt from VIEs.

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the general components of accrued expenses and other current liabilities (in millions):

	December 31,	December 31,
	2016	2015
General accrued expenses	$62	$18
Accrued other taxes	13	5
Customer deposits	71	13
Accrued membership related	18	20
Accrued construction costs	16	—
Accrued expenses and other current liabilities	$180	$56

NOTE 12—DEFERRED REVENUE

The following table summarized the general components of deferred revenue (in millions):

	December 31,	December 31,
	2016	2015
Deferred membership-related revenue	$157	$169
Other	9	4
Total	$166	$173

Deferred membership-related revenue primarily relates to membership fees from our Exchange and Rental segment, which are deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight-line basis. Other deferred revenue pertains primarily to annual maintenance fees collected that are not yet earned.

NOTE 13—SECURITIZED VACATION OWNERSHIP DEBT

As discussed in Note 10, the VIEs associated with the securitization of our VOI mortgages receivable acquired in connection with the Vistana acquisition are consolidated in our financial statements. Securitized vacation ownership debt consisted of the following (in millions):

December 31,
2016
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2025	$44
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	46
2016 securitization, interest rates ranging from 2.54% to 2.74%, maturing 2024	345
Unamortized debt issuance costs (2016 securitization)	(5)
Total securitized vacation ownership debt, net of debt issuance costs	$430

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

During the year ended December 31, 2016, interest expense associated with securitized vacation ownership debt totaled $5 million, and is reflected within consumer financing expenses in our consolidated statements of income. The securitized debt is non-recourse with no contractual minimum repayment amounts throughout its term. The amount of each principal payment is contingent on the cash flows from the underlying vacation ownership notes in a given period. Refer to Note 5—Vacation Ownership Mortgages Receivable for the stated maturities of our securitized vacation ownership notes receivable, which provide an indication of the potential repayment pattern before the impact of any prepayments or defaults.

As of December 31, 2016, total unamortized debt issuance costs pertaining to the 2016 securitization were $5 million, which is presented as a reduction of securitized debt from VIEs in the accompanying consolidated balance sheet. Unamortized debt issuance costs pertaining to our securitized debt are amortized to interest expense using the effective interest method through the estimated life of the respective debt instruments.

NOTE 14—LONG-TERM DEBT

Long‑term debt is as follows (in millions):

	December 31,	December 31,
	2016	2015
Revolving credit facility (interest rate of 2.27% at December 31, 2016 and 2.68% at December 31, 2015)	$240	$75
5.625% senior notes	350	350
Unamortized debt issuance costs (revolving credit facility)	(4)	(3)
Unamortized debt issuance costs (senior notes)	(6)	(6)
Total long-term debt, net of debt issuance costs	$580	$416

Credit Facility

On April 10, 2015, we entered into a third amendment to our amended and restated credit agreement (the “Amended Credit Agreement”) which changed the leverage-based financial covenant from a maximum consolidated total leverage to EBITDA ratio of 3.5 to 1.0 to a maximum consolidated secured leverage to EBITDA ratio of 3.25 to 1.0. In addition, the amendment adds an incurrence test allowing a maximum consolidated total leverage to EBITDA ratio of 4.5 to 1.0 on a pro forma basis in certain circumstances in which we make acquisitions or investments, incur additional indebtedness or make restricted payments. Also, the amendment added a new pricing level to the pricing grid applicable when the consolidated total leverage to EBITDA ratio equals or exceeds 3.5 to 1.0. This pricing level is either LIBOR plus 2.5% or the base rate plus 1.5% and requires a commitment fee on undrawn amounts of 0.4% per annum. There were no other material changes under this amendment.

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

As of December 31, 2016, there was $240 million outstanding with $349 million available to be drawn, net of any letters of credit. Any principal amounts outstanding under the revolving credit facility are due at maturity. As of December 31, 2016, the interest rate on the Amended Credit Agreement is based on (at our election) either LIBOR plus a predetermined margin that ranged from 1.25% to 2.5%, or the Base Rate as defined in the Amended Credit Agreement plus a predetermined margin that ranged from 0.25% to 1.5%, in each case based on our consolidated total leverage ratio. As of December 31, 2016, the applicable margin was 1.5% per annum for LIBOR revolving loans and 0.5% per annum for Base Rate loans. As of December 31, 2016, the Amended Credit Agreement has a commitment fee on undrawn amounts that ranged from 0.25% to 0.40% per annum based on our leverage ratio and as of December 31, 2016 the commitment fee was 0.275%.

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

Senior Notes

On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting offering related expenses, were

$343 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. In June 2016, we completed an exchange offer to exchange these unregistered notes with registered notes that otherwise have the same terms. As of December 31, 2016, total unamortized debt issuance costs relating to these senior notes were $6 million, which are presented as a direct deduction from the principal amount. Interest on the senior notes is paid semi-annually in arrears on April 15 and October 15 of each year and the senior notes are unsecured and fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries that are required to guarantee the Amended Credit Facility. Additionally, the voting stock of the issuer and the subsidiary guarantors is 100% owned by ILG. The senior notes are redeemable from April 15, 2018 at a redemption price starting at 104.219% which declines over time.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We meet the minimum fixed charge coverage ratio as of December 31, 2016. In addition, the Amended Credit Agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. We are also required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of December 31, 2016, the maximum consolidated secured leverage ratio was 3.25x and the minimum consolidated interest coverage ratio was 3.0x. As of December 31, 2016, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated secured leverage ratio and consolidated interest coverage ratio under the Amended Credit Agreement were 0.72 and 15.77, respectively.

Interest Expense and Debt Issuance Costs

Interest expense for the years ended December 31, 2016, 2015 and 2014 was $23 million, $21 million and $7 million, respectively. Interest expense for these periods is net of negligible capitalized interest relating to internally-developed software.

As of December 31, 2016, total unamortized debt issuance costs were $10 million, net of $5 million of accumulated amortization, incurred in connection with the issuance and various amendments to our Amended Credit Agreement, the issuance of our senior notes in April 2015 and the exchange for registered notes in June 2016. As of December 31, 2015, total unamortized debt issuance costs were $9 million, net of $4 million of accumulated amortization. Unamortized debt issuance costs are presented as a reduction of long-term debt in the accompanying consolidated balance sheets, pursuant to ASC 2015-03. Unamortized debt issuance costs are amortized to interest expense through the maturity date of our respective debt instruments using the effective interest method for those costs related to our senior notes, and on a straight-line basis for costs related to our Amended Credit Agreement.

NOTE 15—FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the year ended December 31, 2016. Our financial instruments are detailed in the following table.

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Cash and cash equivalents	$126	$126	$93	$93
Restricted cash and cash equivalents	118	118	17	17
Financing receivables	19	19	16	16
Vacation ownership mortgages receivable	719	737	32	34
Investments in marketable securities	14	14	11	11
Securitized debt	430	425	—	—
Revolving credit facility(1)	(236)	(240)	(72)	(75)
Senior notes(1)	(344)	(361)	(344)	(348)

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

The financing receivables as of December 31, 2016 are presented in our consolidated balance sheet within other non‑current assets and principally pertain to a convertible secured loan to CLC that matures October of 2019 with interest payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion. The carrying value of this financing receivable approximates fair value through inputs inherent to the originating value of this loan, such as interest rates and ongoing credit risk accounted for through non‑recurring adjustments for estimated credit losses as necessary (Level 2). The stated interest rate on this loan is comparable to market. Interest is recognized within our “Interest income” line item in our consolidated statement of income for the year ended December 31, 2016.

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

Investments in marketable securities consist of marketable securities (mutual funds) related to deferred compensation plans which are funded in a Rabbi trust as of December 31, 2016 and classified as other noncurrent assets in the accompanying consolidated balance sheets. This deferred compensation plan was created in connection with the HVO acquisition and funded following both the HVO and Vistana acquisitions. Participants in the deferred compensation plan unilaterally determine how their compensation deferrals are invested within the confines of the Rabbi trust which holds the marketable securities. Consequently, management has designated these marketable securities as trading investments, as allowed by applicable accounting guidance, even though there is no intent by ILG to actively buy or sell securities with the objective of generating profits on short‑term differences in market prices. These marketable securities are recorded at a fair value of $14 million as of December 31, 2016 based on quoted market prices in active markets for identical assets (Level 1). We recognized a $1 million unrealized trading gain for the year ended December 31, 2016 and minimal unrealized trading gains for the year ended December 31, 2015. These unrealized trading gains have an accompanying offsetting adjustment to employee compensation expense, and are each included within general and administrative expenses in the accompanying consolidated statement of income. See Note 17 for further discussion in regards to this deferred compensation plan.

Our non-public, securitized debt fair value is determined based upon discounted cash flows for the debt using Level 3 inputs such as rates deemed reasonable for the type of debt, prevailing market conditions and the length of maturity for the debt.

Borrowings under our senior notes (issued April 2015) and revolving credit facility are carried at historical cost and adjusted for principal payments. The fair value of our senior notes was estimated at December 31, 2016 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our senior notes (Level 2). The carrying value of the outstanding balance under our revolving credit facility, exclusive of debt issuance costs, approximates fair value as of December 31, 2016 and 2015 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

NOTE 16—EQUITY

ILG has 300 million authorized shares of common stock, par value of $0.01 per share. At December 31, 2016, there were 133.5 million shares of ILG common stock issued, of which 124.7 million are outstanding with 8.9 million shares held as treasury stock. At December 31, 2015, there were 59.9 million shares of ILG common stock issued, of which 57.5 million were outstanding with 2.4 million shares held as treasury stock.

ILG has 25 million authorized shares of preferred stock, par value of $0.01 per share, none of which are issued or outstanding as of December 31, 2016 and 2015. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

In connection with the acquisition of Vistana in May 2016, we issued 72.4 million shares of ILG common stock, valued at $1 billion as of the acquisition date, to the holders who received Vistana common stock in the spin-off from its former parent. This amount is presented on our consolidated statement of equity as well as in the supplemental cash flow disclosure in Note 22. Any difference therein is due to rounding.

Dividend Declared

In February, May, August and November of 2016, our Board of Directors declared a quarterly dividend payment of $0.12 per share paid in March, June, September and December of 2016, respectively, amounting to $7 million, $16 million, $15 million and $15 million, respectively.

In February 2017, our Board of Directors declared a $0.15 per share dividend payable March 28, 2017 to shareholders of record on March 14, 2017.

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

Share Repurchase Program

In May 2016, our Board of Directors increased the then remaining share repurchase authorization to a total of $100 million. In November 2016, the Board authorized repurchases of up to $50 million of ILG common stock. During the year ended December 31, 2016, we repurchased 6.5 million shares of common stock for $101 million, including commissions. The remaining availability for future repurchases of our common stock was $49 million, as of December 31, 2016. There were no repurchases of common stock during the year ended December 31, 2015. Acquired shares of our common stock are held as treasury shares carried at cost on our consolidated financial statements.

Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements, restrictions under our Tax Matters Agreement with Starwood, and other factors. This program may be modified, suspended or terminated by us at any time without notice.

Accumulated Other Comprehensive Loss

Entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the years ended December 31, 2016, 2015 and 2014 there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments, as disclosed in our accompanying consolidated statements of comprehensive income.

Noncontrolling Interests

Noncontrolling Interest—VRI Europe

In connection with the VRI Europe transaction on November 4, 2013, CLC was issued a noncontrolling interest in VRI Europe representing 24.5% of the business, which was determined based on the purchase price paid by ILG for its 75.5% ownership interest as of the acquisition date. As of December 31, 2016 and 2015, this noncontrolling interest amounts to $26 million and $31 million, respectively, and is presented on our consolidated balance sheets as a component of equity. The change from December 31, 2015 to December 31, 2016 relates to the recognition of the noncontrolling interest holder’s proportional share of VRI Europe’s earnings, as well as the translation effect on the foreign currency based amount.

The parties have agreed not to transfer their interests in VRI Europe or CLC’s related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG’s VRI Europe shares in connection with a sale of the entire CLC resort business subject to achieving minimum returns and a preemptive right by ILG. As of December 31, 2016, there have been no changes in ILG’s ownership interest in VRI Europe.

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

Noncontrolling Interest—Hyatt Vacation Ownership

In connection with the HVO acquisition on October 1, 2014, ILG assumed a noncontrolling interest in a joint venture entity, which we fully consolidate, formed for the purpose of developing and selling VOIs. The fair value of the noncontrolling interest at acquisition was determined based on the noncontrolling party’s ownership interest applied against the fair value allocated to the respective joint venture entity. During the fourth quarter of 2016, we acquired this noncontrolling interest for $1 million and have accounted for this event as an equity transaction.

NOTE 17—BENEFIT PLANS

Under retirement savings plans sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre‑tax earnings, but not more than statutory limits. ILG provides a discretionary match of fifty cents for each dollar a participant contributes into a plan with a maximum contribution of 3% of a participant’s eligible earnings, with employees participating in the safe harbor plan, also receiving a 100% match for the first 1% of the participant’s eligible earnings, subject to Internal Revenue Service (“IRS”) restrictions. Net matching contributions for the ILG plans were $5 million, $2 million and $2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Matching contributions were invested in the same manner as each participant’s voluntary contributions in the investment options provided under the plans.

Effective August 20, 2008, a deferred compensation plan (the “Director Plan”) was established to provide non‑employee directors of ILG an option to defer director fees on a tax‑deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 60,986 share units were outstanding at December 31, 2016. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

Effective October 1, 2014, a non-qualified deferred compensation plan (the “DCP”) was established to allow eligible employees of ILG an option to defer compensation on a tax-deferred basis. The initial establishment of the DCP was intended to receive a transfer of deferred compensation liabilities in connection with the acquisition of HVO and, the DCP was amended in 2016 in connection with the receipt of a transfer of deferred compensation plan liabilities and assets in connection with the acquisition of Vistana. Participants in the DCP currently include only certain HVO and Vistana employees that participated in similar plans prior to the acquisitions by ILG of HVO and Vistana, respectively. These participants make an election prior to the first of each year to defer an amount of compensation payable for services to be rendered beginning in the next calendar year, and also select when such deferred amounts will be distributed in the future. Participants are fully vested in all amounts held in their individual accounts. Participants have only an unsecured claim against ILG for the future payment of the deferred amounts, although payment is indirectly secured through a fully funded Rabbi trust. The Rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi trust are not available for general corporate purposes. Amounts in the Rabbi trust are invested in mutual funds, as selected by participants, which are designated as trading securities and carried at fair value. Subsequent to the acquisitions of HVO and Vistana, there were net transfers of $11 million and $2 million, respectively, into the Rabbi trust, related to participants that became ILG employees in connection with the respective acquisitions. As of December 31, 2016 and 2015, the fair value of the investments in the Rabbi trust was $14 million and $11 million, respectively, which is recorded in other non-current assets with the corresponding deferred compensation liability recorded in other long-term liabilities in the consolidated balance sheet. We recorded unrealized gains of $1 million and an unrealized loss of $0.1 million, for the years ended December 31, 2016 and 2015, respectively to general and administrative expense related to the investment gains, and a charge to compensation expense also within general and administrative expense related to the increase in deferred compensation liabilities to reflect the DCP liability.

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

Under the ILG 2013 Stock and Incentive Compensation Plan, the maximum aggregate number of shares of common stock reserved for issuance as of adoption is 4.1 million shares, less one share for every share granted under any prior plan after December 31, 2012. In August 2016, the 2013 Stock and Incentive Compensation Plan was amended to increase the plan balance by 4 million shares. As of December 31, 2016, 4 million shares were available for future issuance under the 2013 Stock and Incentive Compensation Plan.

During 2016, 2015 and 2014, the Compensation Committee granted 1,592,000, 521,000 and 692,000 RSUs, respectively, vesting over one to four years, to certain officers, board of directors and employees of ILG and its subsidiaries. Of these RSUs granted in 2016, 2015 and 2014, approximately 533,000, 105,000 and 367,609, respectively, cliff vest in three years and approximately 299,000, 54,000 and 202,000, respectively, are subject to performance criteria that could result between 0% and 200% of these awards being earned either based on defined adjusted EBITDA, revenue, or relative total shareholder return targets over the respective performance period, as specified in the award document. Of the annuals subject to annual vesting, 103,000 RSUs are subject to performance criteria that could result between 0% and 200% of these awards being earned based on defined adjusted EBITDA targets over the respective performance period, as specified in the award document.

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

For the 2016, 2015 and 2014 RSUs subject to relative total shareholder return performance criteria, the number of RSUs that may ultimately be awarded depends on whether the market condition is achieved. We used a Monte Carlo simulation analysis to estimate a per unit grant date fair value of $13.13 for 2016, $40.71 for 2015 and $36.90 for 2014, for these performance based RSUs. This analysis estimates the total shareholder return ranking of ILG as of the grant date relative to two peer groups approved by the Compensation Committee, over the remaining performance period. The expected volatility of ILG’s common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk‑free interest rate assumption was based on observed interest rates consistent with the approximate three – year performance measurement period.

Non‑cash compensation expense related to RSUs and restricted stock for the years ended December 31, 2016, 2015, and 2014 was $18 million, $13 million and $11 million, respectively. At December 31, 2016, there was approximately $27 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs and restricted stock, which is currently expected to be recognized over a weighted average period of approximately 2 years.

The amount of stock‑based compensation expense recognized in the consolidated statements of income is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant‑date value of the award tranche that is actually vested at that date.

Non‑cash stock‑based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Year Ended December 31,
	2016	2015	2014
Cost of sales	$2	$1	$1
Selling and marketing expense	2	1	1
General and administrative expense	14	11	9
Non-cash compensation expense	18	13	11
Income tax benefit	(7)	(5)	(4)
Non-cash compensation expense after income taxes	$11	$8	$7

The following table summarizes RSU activity during the years ended December 31, 2016, 2015 and 2014:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(In millions)
Non-vested RSUs at December 31, 2013	1	$17.33
Granted	1	23.99
Vested	—	16.27
Forfeited	—	24.01
Non-vested RSUs at December 31, 2014	2	$20.23
Granted	1	25.64
Vested	(1)	17.34
Forfeited	—	21.98
Non-vested RSUs at December 31, 2015	2	$22.98
Granted	2	13.53
Vested	(1)	20.52
Forfeited	—	16.36
Non-vested RSUs at December 31, 2016	3	$16.71

NOTE 19—INCOME TAXES

U.S. and foreign earnings from continuing operations before income taxes and noncontrolling interest are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
U.S.	$308	$91	$100
Foreign	16	25	27
Total	$324	$116	$127

The components of the provision for income taxes attributable to continuing operations are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Current income tax provision
Federal	$31	$29	$29
State	7	5	5
Foreign	11	4	4
Current income tax provision	49	38	38
Deferred income tax provision (benefit)
Federal	19	1	3
State	1	1	1
Foreign	(12)	1	3
Deferred income tax provision (benefit)	8	3	7
Income tax provision	$57	$41	$45

ILG records a deferred tax asset, or future tax benefit, based on the amount of non‑cash compensation expense recognized in the financial statements for stock‑based awards. For income tax purposes, ILG receives a tax deduction equal to the stock price on the vesting date of the stock‑based awards. Upon vesting of these awards, the deferred tax assets are reversed, and the difference between the deferred tax asset and the realized income tax benefit creates an excess tax benefit or deficiency that increases or decreases the additional paid‑in‑capital pool (“APIC pool”). If the amount of future tax deficiencies is greater than the available APIC pool, ILG will record the deficiencies in excess of the APIC pool as income tax expense in its consolidated statements of income. ILG did not early adopt ASU 2016-09.  During 2016, ILG recorded to APIC a net deficiency of approximately $2 million associated with stock-based awards, while in 2015 and 2014 net excess tax benefits associated with stock‑based awards of approximately $2 million, for each year, was recorded to APIC.

The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below (in millions). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2016	2015
Deferred tax assets:
Deferred revenue	$36	$30
Inventory	48	—
Provision for accrued expenses	25	6
Non-cash compensation	10	8
Net operating loss, capital loss and tax credit carryforwards	45	1
Other	9	2
Total deferred tax assets	173	47
Less valuation allowance	(36)	—
Net deferred tax assets	137	47
Deferred tax liabilities:
Intangible and other assets	(192)	(103)
Deferred membership costs	(6)	(6)
Property and equipment	(8)	(10)
Investments in unconsolidated entities	(5)	(3)
Sales of vacation ownership interests	(63)	(2)
Other	(15)	(2)
Total deferred tax liabilities	(289)	(126)
Net deferred tax liability	$(152)	$(79)

At December 31, 2016 and 2015, ILG had foreign NOLs of approximately $46 million ($14 million tax effected) and $3 million ($1 million tax effected), respectively, available to offset future income, virtually all of which will expire in various years beginning in 2022 and extending through 2026.

At December 31, 2016, ILG had state NOLs of approximately $50 million ($2 million tax effected), which will expire in various years beginning in 2018 and extending through 2036.

At December 31, 2016, ILG had capital loss carryforwards of approximately $55 million ($21 million tax effected), which will expire in 2019 and 2020.

At December 31, 2016, ILG had state tax credit carryforwards of approximately $2 million, all of which are indefinite.  It is more likely than not that substantially all of these state tax credits will be realized.

At December 31, 2016, ILG had Mexico and other various tax credit carryforwards of approximately $6 million, which will expire in various years beginning in 2018 and extending through 2026. It is more likely than not that substantially all of these tax credits will be realized.

The significant increase in NOLs, capital loss and tax credit carryforwards discussed above is attributable to the acquisition of Vistana.

A valuation allowance for deferred tax assets is provided when it is more likely than not that certain deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the history of taxable income in recent years, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies to make this assessment. During 2016, ILG’s valuation allowance significantly increased as a result of Vistana. At December 31, 2016, ILG had a valuation allowance of approximately $36 million related to the majority of foreign NOLs, other foreign assets and all of the state NOLs and capital loss carryforwards for which, more likely than not, the tax benefit will not be realized.

A reconciliation of total income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes and noncontrolling interest is shown as follows (in millions, except percentages):

	Year Ended December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Income tax provision at the federal statutory rate of 35%	$113	35.0	$41	35.0	$44	35.0
State income taxes, net of effect of federal tax benefit	5	1.4	4	3.5	4	3.2
Foreign income taxed at a different statutory tax rate	(3)	(0.9)	(4)	(3.5)	(3)	(2.4)
U.S. tax consequences of foreign operations	(1)	(0.2)	—	0.1	—	—
Gain on acquisition	(57)	(17.6)	—	—	—	—
Other, net	—	—	—	0.2	—	(0.3)
Income tax provision	$57	17.7	$41	35.3	$45	35.5

In accordance with ASC 740, no federal and state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $135 million at December 31, 2016. If, in the future, these earnings are repatriated to the U.S., or if ILG determines such earnings will be repatriated to the U.S. in the foreseeable future, additional tax provisions would be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

ASC 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of December 31, 2016, 2015 and 2014, ILG did not have any material unrecognized tax benefits. All amounts rounded to less than a million, but which if recognized, would favorably affect the effective tax rate. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest during 2016, 2015 and 2014. In connection with the acquisition of Vistana, Starwood and ILG entered into a Tax Matters Agreement, discussed further below. Under the Tax Matters Agreement, Starwood indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-close period. Accordingly, any unrecognized tax benefits and related interest for Vistana related to the pre-close period that are the obligation of its former parent have not been recorded.

ILG believes that its unrecognized tax benefits will not materially change within twelve months of the current reporting date. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

ILG files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. As of December 31, 2016, no open tax years are currently under examination by the IRS. The U.S. federal statute of limitations for years prior to and including 2012 has closed. ILG was notified by the State of Florida that the consolidated state tax return for all open tax years will be examined. In Florida our tax years ended December 31, 2013 through December 31, 2015 are open. No other tax years are currently under examination in any material state and local jurisdictions. Vistana, by virtue of previously filed consolidated tax returns with Starwood, is under audit by the IRS for several pre-close periods. Vistana is also under audit in Mexico for the tax year ended December 31, 2012. Under the Tax Matters Agreement, Starwood indemnifies ILG for all income tax liabilities and related interest and penalties for the pre-close period.

On September 15, 2016, the U.K. Finance Act 2016 was enacted, which among other changes, further reduced the U.K. corporate income tax rate to 17% effective April 1, 2020. The impact of this further rate reduction was recorded during the year and was not significant. This reduced our U.K. net deferred tax liability and decreased income tax expense, favorably impacting our effective tax rate. Going forward, the lower corporate tax rate will continue to decrease income tax expense and favorably impact our effective tax rate.

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

NOTE 20—SEGMENT INFORMATION

Pursuant to FASB guidance as codified in ASC 280, an operating segment is a component of a public entity (1) that engages in business activities that may earn revenues and incur expenses; (2) for which operating results are regularly reviewed by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segments and assess its performance; and (3) for which discrete financial information is available. We also considered how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered. ILG is comprised of two operating and reportable segments: Vacation Ownership and Exchange and Rental.

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

ILG provides certain corporate functions that benefit the organization as a whole. Such corporate functions include corporate services relating to oversight, corporate development, finance and accounting, legal, treasury, tax, internal audit, human resources, and certain IT functions. Costs relating to such corporate functions that are not directly cross‑charged to individual businesses are being allocated to our two operating and reportable segments based on a pre‑determined measure of profitability relative to total ILG. All such allocations relate only to general and administrative expenses. The consolidated statements of income are not impacted by this cross‑segment allocation.

Information on reportable segments and reconciliation to consolidated operating income is as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Vacation Ownership:
Resort operations revenue	$136	$17	$4
Management fee revenue	111	88	89
Sales of vacation ownership products, net	306	28	7
Consumer financing revenue	57	5	1
Cost reimbursement revenue	179	58	29
Total revenue	789	196	130
Cost of service and membership related	48	34	36
Cost of sales of vacation ownership products	99	20	6
Cost of rental and ancillary services	116	7	8
Cost of consumer financing	13	—	—
Cost reimbursements	179	58	29
Total cost of sales	455	119	79
Royalty fee expense	27	2	1
Selling and marketing expense	139	13	4
General and administrative expense	82	47	30
Amortization expense of intangibles	8	5	5
Depreciation expense	25	2	1
Segment operating income	$53	$8	$10

	Year Ended December 31,
	2016	2015	2014
Exchange and Rental:
Transaction revenue	$198	$193	$193
Membership fee revenue	134	126	128
Ancillary member revenue	6	6	7
Total member revenue	338	325	328
Club rental revenue	63	9	2
Other revenue	23	23	23
Rental management revenue	48	50	48
Cost reimbursement revenue	95	94	83
Total Exchange and Rental revenue	567	501	484
Cost of service and membership related sales	70	66	75
Cost of sales of rental and ancillary services	69	34	26
Cost reimbursements	95	94	83
Total cost of sales	234	194	184
Royalty fee expense	1	1	—
Selling and marketing expense	55	58	58
General and administrative expense	116	103	103
Amortization expense of intangibles	11	9	7
Depreciation expense	18	16	15
Segment operating income	$132	$120	$117

	Year Ended December 31,
	2016	2015	2014
Consolidated:
Revenue	$1,356	$697	$614
Cost of sales	689	313	263
Operating expenses	482	256	224
Operating income	$185	$128	$127

Selected financial information by reporting segment is presented below (in millions).

	December 31,
	2016	2015
Total Assets:
Vacation Ownership	$2,220	$374
Exchange and Rental	1,084	905
Total	$3,304	$1,279

	Year Ended December 31,
	2016	2015	2014
Capital expenditures
Vacation Ownership	$66	$4	$1
Exchange and Rental	29	16	18
Total	$95	$20	$19

Geographic Information

We conduct operations through offices in the U.S. and 14 other countries. For the year ended December 31, 2016 and 2015 revenue is sourced from over 100 countries worldwide. Other than the United States and Europe, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the years ended December 31, 2016 and 2015.

Geographic information on revenue, based on sourcing, and long‑lived assets, based on physical location, is presented in the table below (in millions).

	Year Ended December 31,
	2016	2015	2014
Revenue:
United States	$1,153	$577	$483
Europe	65	68	73
All other countries(1)	138	52	58
Total	$1,356	$697	$614

(1)	Includes countries within the following continents: Africa, Asia, Australia, North America and South America.

	December 31,
	2016	2015
Long-lived assets (excluding goodwill and intangible assets):
United States	$469	$87
Mexico	107	—
Europe	4	4
Total	$580	$91

NOTE 21—COMMITMENTS AND CONTINGENCIES

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

Lease Commitments

ILG leases office space, computers and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. We account for leases under ASC Topic 840, “Leases” (“ASC 840”).

Future minimum payments under operating lease agreements are as follows (in millions):

Years Ending December 31,
2017	$21
2018	19
2019	16
2020	14
2021	10
Thereafter through 2021	85
Total	$165

Expense charged to operations under these agreements was $11 million, $12 million and $13 million for the years ended December 31, 2016, 2015 and 2014, respectively. Lease expense is recognized on a straight‑line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. The following table summarizes these items, on an undiscounted basis, at December 31, 2016 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

Years Ending December 31,	Total	2017	2018	2019	2020	2021	Thereafter
	(Dollars in millions)
Debt principal	$590	$—	$—	$—	$—	$240	$350
Debt interest (projected)	155	27	27	26	27	22	26
Guarantees, surety bonds, and letters of credit	107	82	10	9	4	2	—
Purchase obligations and other commitments	88	36	22	11	10	9	—
Total commitments	$940	$145	$59	$46	$41	$273	$376

At December 31, 2016, guarantees, surety bonds and letters of credit totaled $107 million, with the highest annual amount of $82 million occurring in year one. The total includes a guarantee by us of up to $37 million of the construction loan for the Maui project. The total also includes maximum exposure under guarantees of $40 million which primarily relates to our Exchange and Rental segment’s rental management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the segment’s management activities that are entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other party. In addition, certain of our rental management agreements provide that owners receive specified percentages of the rental revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retain the balance (if any) as its fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of December 31, 2016, future amounts are not expected to be significant either individually or in the aggregate.

Additionally, as of December 31, 2016, our letters of credit totaled $11 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letter of credits provide alternate assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of December 31, 2016, amounts pending reimbursements are not significant.

Litigation

On December 5, 2016, individuals and entities who own or owned 107 fractional interests of a total of 372 interests created in the Fifth and Fifty-Fifth Residence Club located within The St. Regis, New York filed suit against us, certain of our subsidiaries, Marriott International Inc. and certain of its subsidiaries including Starwood Hotels and Resorts Worldwide LLC. The case is filed as a mass action in federal court in the Southern District of New York, not as a class action. The plaintiffs principally challenge the sale of less than all interests offered in the fractional offering plan, the  amendment of the plan to include additional units, the failure to amend the plan to provide for certain alleged changes, and the rental of unsold fractional interests by the plan’s sponsor, claiming that alleged acts by us and the other defendants breached or undermined the relevant agreements and harmed the value of plaintiffs’ fractional interests. The relief sought includes, among other things, compensatory damages, rescission, disgorgement, attorneys’ fees, and pre- and post-judgment interest. In response to our request to file a motion to dismiss, the plaintiffs have agreed to amend their complaint on or before March 6, 2017. We will determine at that time whether to request permission to file a motion to dismiss the amended complaint. We dispute the material allegations in the complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On February 28, 2017, the owners association for the Fifth and Fifty-Fifth Residence Club located within The St. Regis, New York filed a separate suit against us and certain of our subsidiaries in federal court in the Southern District of New York. The complaint, which has not been served on any party, asserts claims against the sponsor of the residence club, St. Regis Residence Club, New York, Inc., the club manager, St. Regis New York Management, Inc., and certain affiliated entities for alleged breach of fiduciary duties principally related to sale and rental practices and alleged breach of the original purchase agreements with certain owners. The relief sought consists of unspecified actual damages, punitive damages, and disgorgement of payments under the management and purchase agreements, as well as related agreements. We dispute the material allegations in the complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$24	$15	$6
Income taxes, net of refunds	$93	$28	$48
Non-cash financing activity:
Issuance of stock in connection with Vistana acquisition	$1,031	$—	$—

NOTE 23— SUPPLEMENTAL GUARANTOR INFORMATION

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

The following tables present consolidating financial information as of December 31, 2016 and 2015 and for the year ended December 31, 2016 and 2015 for ILG on a stand‑alone basis, the Issuer on a stand‑alone basis, the combined Guarantor Subsidiaries of ILG (collectively, the “Guarantor Subsidiaries”), the combined non-guarantor subsidiaries of ILG (collectively, the “Non-Guarantor Subsidiaries”) and ILG on a consolidated basis (in millions).

Balance Sheet as of December 31, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$1	$2	$491	$252	$-	$746
Property and equipment, net	1	-	420	159	-	580
Goodwill and intangible assets, net	-	267	647	97	-	1,011
Investments in subsidiaries	619	1,289	390	-	(2,298)	-
Other assets	-	-	462	505	-	967
Total assets	$621	$1,558	$2,410	$1,013	$(2,298)	$3,304

Current liabilities	$1	$5	$344	$169	$-	$519
Other long-term liabilities	-	-	266	26	-	292
Long term debt	-	581	(12)	330	-	899
Intercompany liabilities (receivables) / equity	(947)	353	522	72	-	-
Redeemable noncontrolling interest	-	-	1	-	-	1
ILG stockholders' equity	1,567	619	1,289	390	(2,298)	1,567
Noncontrolling interests	-	-	-	26	-	26
Total liabilities and equity	$621	$1,558	$2,410	$1,013	$(2,298)	$3,304

Balance Sheet as of December 31, 2015	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$1	$-	$148	$109	$-	$258
Property and equipment, net	-	-	65	26	-	91
Goodwill and intangible assets, net	-	268	427	116	-	811
Investments in subsidiaries	539	1,321	136	-	(1,996)	-
Other assets	-	-	103	16	-	119
Total assets	$540	$1,589	$879	$267	$(1,996)	$1,279

Current liabilities	$1	$5	$175	$31	$-	$212
Other long-term liabilities	-	-	163	22	-	185
Long term debt	-	416	(8)	8	-	416
Intercompany liabilities (receivables) / equity	107	629	(775)	39	-	-
Redeemable noncontrolling interest	-	-	1	-	-	1
ILG stockholders' equity	432	539	1,321	136	(1,996)	432
Noncontrolling interests	-	-	2	31	-	33
Total liabilities and equity	$540	$1,589	$879	$267	$(1,996)	$1,279

Statement of Income for the Year Ended December 31, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$1,148	$208	$-	$1,356
Operating expenses	(5)	-	(990)	(176)	-	(1,171)
Interest (expense) income, net	-	(25)	6	(3)	-	(22)
Other income (expense), net (1)	268	120	15	(7)	(240)	156
Income tax (provision) benefit	2	10	(65)	(4)	-	(57)
Equity in earnings from unconsolidated entities	-	-	5	-	-	5
Net income	265	105	119	18	(240)	267
Net loss (income) attributable to noncontrolling interests	-	-	1	(3)	-	(2)
Net income attributable to common stockholders	$265	$105	$120	$15	$(240)	$265

Statement of Income for the Year Ended December 31, 2015	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$592	$105	$-	$697
Operating expenses	(4)	(1)	(479)	(85)	-	(569)
Interest (expense) income, net	-	(22)	2	-	-	(20)
Other income (expense), net (1)	76	89	15	3	(180)	3
Income tax (provision) benefit	1	9	(46)	(5)	-	(41)
Equity in earnings from unconsolidated entities	-	-	5	-	-	5
Net income	73	75	89	18	(180)	75
Net loss (income) attributable to noncontrolling interests	-	-	1	(3)	-	(2)
Net income attributable to common stockholders	$73	$75	$90	$15	$(180)	$73

Statement of Income for the Year Ended December 31, 2014	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$509	$105	$-	$614
Operating expenses	(3)	(1)	(401)	(82)	-	(487)
Interest (expense), net	-	(7)	-	-	-	(7)
Other income, net (1)	81	85	16	2	(182)	2
Income tax (provision) benefit	1	3	(43)	(6)	-	(45)
Equity in earnings from unconsolidated entities	-	-	5	-	-	5
Net income	79	80	86	19	(182)	82
Net loss (income) attributable to noncontrolling interests	-	-	-	(3)	-	(3)
Net income attributable to common stockholders	$79	$80	$86	$16	$(182)	$79

(1)	Includes equity in net income of wholly-owned subsidiaries.

Statement of Cash Flows for the Year Ended December 31, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(2)	$(14)	$315	$(306)	$(7)
Cash flows used in investing activities	1,196	-	(1,345)	(40)	(189)
Cash flows provided by (used in) financing activities	(1,194)	14	1,054	360	234
Effect of exchange rate changes on cash and cash equivalents	-	-	-	(5)	(5)
Cash and cash equivalents at beginning of period	-	-	14	79	93
Cash and cash equivalents at end of period	$-	$-	$38	$88	$126

Statement of Cash Flows for the Year Ended December 31, 2015	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(2)	$(5)	$116	$34	$143
Cash flows used in investing activities	-	-	(20)	(1)	(21)
Cash flows provided by (used in) financing activities	2	5	(99)	(11)	(103)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	(7)	(7)
Cash and cash equivalents at beginning of period	-	-	17	64	81
Cash and cash equivalents at end of period	$-	$-	$14	$79	$93

Statement of Cash Flows for the Year Ended December 31, 2014	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(2)	$(6)	$105	$14	$111
Cash flows used in investing activities	-	-	(217)	(41)	(258)
Cash flows provided by (used in) financing activities	2	6	119	58	185
Effect of exchange rate changes on cash and cash equivalents	-	-	-	(5)	(5)
Cash and cash equivalents at beginning of period	-	-	10	38	48
Cash and cash equivalents at end of period	$-	$-	$17	$64	$81

NOTE 24—RELATED PARTY TRANSACTIONS

Agreements with Liberty

In connection with the transactions contemplated by the Merger Agreement and Separation Agreement, ILG and Liberty Interactive Corp. agreed to amend and restate that certain Spinco Agreement, dated May 13, 2008, by and among Liberty, certain affiliates of Liberty and IAC/InterActive Corp., as subsequently assigned to ILG on August 20, 2008. This amended agreement provides that Liberty is entitled to appoint two directors to the Board. So long as Liberty continues to beneficially own at least 10% of ILG’s common stock, Liberty has the right to nominate a proportionate number of directors to ILG’s board of directors. The amended agreement restricts Liberty and its affiliates from acquiring in excess of 35% of ILG’s outstanding shares of common stock without ILG’s consent.

The amended agreement with Liberty, and the respective rights and obligations thereunder, will terminate if Liberty’s beneficial ownership falls below 10% of ILG’s outstanding equity, unless Liberty’s ownership was reduced below 10% not in conjunction with Liberty transferring its shares. In that event, Liberty’s rights will terminate three years from the date of the amended agreement.

Also in connection with the Vistana acquisition, ILG and Liberty amended and restated that certain registration rights agreement, dated as of August 20, 2008, by and among ILG, Liberty and an affiliate of Liberty. The Amended Registration Rights Agreement provides Liberty with four demand registration rights and sets the aggregate offering price threshold for any demand registration statement at $50 million. Pursuant to the Amended Registration Rights Agreement, ILG must prepare a demand registration statement requested by Liberty no earlier than upon termination of the Merger Agreement or sixty days following the consummation of the transactions contemplated by the Merger Agreement.

CLC World Resorts and Hotels

Effective November 4, 2013, CLC became a related party of ILG when VRI Europe Limited, a subsidiary of ILG, purchased CLC’s European shared ownership resort management business and, in connection with this purchase, issued to CLC a noncontrolling interest in VRI Europe. As part of this arrangement, VRI Europe and CLC entered into a shared services arrangement whereby each party provides certain services to one another at an agreed upon cost. VRI Europe’s corresponding income and expense resulting from this shared services arrangement is recorded on a straight‑line basis throughout the year. Additionally, we have an ongoing business relationship with CLC as part of their Interval Network affiliation.

During the year ended December 31, 2016, VRI Europe recorded $1 million and $3 million of income and expense, respectively, in shared services with CLC, which is included within our Vacation Ownership segment. Additionally, we recorded less than $1 million of Exchange and Rental revenue in 2016 related to membership enrollments and sales of marketing materials. As of December 31, 2016, we had a trade payable of less than $1 million due to CLC, and a receivable of $1 million due from CLC.

During the year ended December 31, 2015, VRI Europe recorded $1 million and $3 million of income and expense, respectively, in shared services with CLC, which is included within our Vacation Ownership segment. Additionally, we recorded $1 million of Exchange and Rental revenue in 2015 related to membership enrollments and sales of marketing materials. As of December 31, 2015, we had a trade payable of less $0.1 million due to CLC, and a receivable of $0.5 million due from CLC.

As of December 31, 2016 and 2015, we had a loan of $15 million due from CLC which is presented within other non-current assets in our consolidated balance sheets. The loan is secured and matures five years subsequent to the funding date with a fixed interest rate payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion, which would allow for settlement of the loan in CLC’s shares of VRI Europe for contractually determined equivalent value. The funding of this loan was in October 2014. We recorded interest income of less than $1 million and $1 million in the consolidated statement of income for the years ended December 31, 2016 and 2015.

Starwood Hotels and Resorts

In connection with the acquisitions of Vistana in May 2016, ILG entered into several agreements with Starwood including the license agreement, tax matters agreement, management agreements for certain transferred hotels, transition services agreement, and other commercial agreements. One of our directors was an executive of Starwood during the period from the closing of the Vistana acquisition until he left Starwood following its sale.

Maui Timeshare Venture

In connection with the acquisition of HVO in October of 2014, we acquired a noncontrolling ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a vacation ownership resort in the state of Hawaii.

During the year ended December 31, 2016, we recorded revenue of $17 million from this joint venture related primarily to resort management and vacation ownership sales and marketing services performed on behalf of the joint venture pursuant to contractual arrangements at market rates. As of December 31, 2016, we had a trade payable of $2 million due to the joint venture and a negligible amount owed from the joint venture.

NOTE 25—QUARTERLY RESULTS (UNAUDITED)

Revenue at ILG is influenced by the seasonal nature of travel. The timeshare management part of this business does not experience significant seasonality. The vacation rental business recognizes rental revenue based on occupancy, with the first and third quarters generally generating higher revenue and the second and fourth quarters generally generating lower revenue. The vacation exchange business generally recognizes exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue.

	Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(In millions, except for share data)
2016
Revenue	$186	$297	$418	$455
Operating income	40	27	47	71
Net income attributable to common stockholders	22	183	32	28
Earnings per share attributable to common stockholders:
Basic	0.38	1.89	0.26	0.22
Diluted	0.38	1.87	0.25	0.22
2015
Revenue	$184	$174	$174	$165
Operating income	41	31	33	23
Net income attributable to common stockholders	25	17	19	12
Earnings per share attributable to common stockholders(1):
Basic	0.44	0.29	0.33	0.21
Diluted	0.44	0.29	0.33	0.21

(1)

For the years ended December 31, 2016 and 2015, individual amounts for the quarters may not add to the annual amount because of rounding and, in the case of per share amounts, differences in the average common shares outstanding during each period. Additionally, the second quarter of 2016 included a pre-tax $197 million gain on bargain purchase,  while the third and fourth quarters of 2016 included downward adjustments to that gain of $9 million and $25 million, respectively. See Note 3 for related discussion.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “2013 framework”). In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2016, our internal control over financial reporting is effective based on the criteria established in the 2013 framework. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of our Vistana Signature Experiences business acquired in May 2016. This business is included in our 2016 consolidated financial statements and constituted $2.0 billion and $1.2 billion of total and net assets, respectively, as of December 31, 2016 and $654 million and $45 million of revenue and net income, respectively, for the year then ended.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10‑K, as stated in their attestation report, included herein.

Changes in Internal Control over Financial Reporting

We monitor and evaluate on an ongoing basis our disclosure controls and internal control over financial reporting in order to improve our overall effectiveness. In the course of this evaluation, we modify and refine our internal processes as conditions warrant. In connection with the May 2016 acquisition of Vistana, we have been reviewing and working to strengthen standards, systems, procedures and controls at Vistana. We are continuing to integrate Vistana's operations into our overall control over financial reporting, as a result, there have been changes to internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitation on Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The inherent limitations of these systems include the realities that judgments in decision‑making may be flawed and that breakdowns may occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ILG, Inc. and subsidiaries

We have audited ILG, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). ILG, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Vistana Signature Experiences, Inc., which is included in the 2016 consolidated financial statements of ILG, Inc. and subsidiaries and constituted $2.0 billion and $1.2 billion of total and net assets, respectively, as of December 31, 2016 and $654 million and $45 million of revenue and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of ILG, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Vistana Signature Experiences, Inc.

In our opinion, ILG, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ILG, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016 of ILG, Inc. and subsidiaries and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Certified Public Accountants

Miami, Florida

February 28, 2017

Item 9B.    Other Information.

None.

PART III

The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to ILG’s definitive Proxy Statement to be used in connection with its 2017 Annual Meeting of Stockholders, or the 2017 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10‑K.

Item 10.    Directors, Executive Officers and Corporate Governance.

Information relating to directors of ILG and the compliance of our directors and executive officers with Section 16(a) of the Exchange Act is set forth in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, in the 2017 Proxy Statement and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S‑K is set forth in the section entitled “Corporate Governance” in the 2016 Proxy Statement and is incorporated herein by reference. We have included information regarding our executive officers and our Code of Ethics below.

Item 11.    Executive Compensation.

The information required by Item 402 of Regulation S‑K is set forth in the sections entitled “Executive Compensation,” “Compensation Discussion and Analysis” and “Director Compensation” in the 2017 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S‑K is set forth in the sections entitled: “Committees of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively, in the 2017 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled “Compensation Committee Report” shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding ownership of ILG common stock, and securities authorized for issuance under ILG’s equity compensation plans, is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” respectively, in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions with ILG and director independence is set forth in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance,” respectively, in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

Information regarding the fees and services of ILG’s independent registered public accounting firm and the pre‑approval policies and procedures applicable to services provided to ILG by such firm is set forth in the section entitled “Independent Registered Public Accountants’ Fees” in the 2017 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

The following information about ILG’s executive officers and certain other key personnel is as of February 25, 2017.

Craig M. Nash, age 63, has served as President and Chief Executive Officer of ILG since May 2008 and as Chairman of the Board of ILG since August 2008. Mr. Nash served as President of Interval International from August 1989 until September 2014. Prior to assuming this role, Mr. Nash served in a series of increasingly significant roles with Interval International, including as General Counsel. Mr. Nash joined Interval in 1982. Mr. Nash serves on the Board of Directors of the American Resort Development Association and is also a member of its Executive Committee.

Jeanette E. Marbert, age 60, has served as Chief Operating Officer of ILG since August 2008 and as Executive Vice President since June 2009. She previously served as a Director of ILG from February 2015 to May 2016. She has served as Chief Operating Officer for Interval since June 1999. Prior to her tenure as Chief Operating Officer, Ms. Marbert served as General Counsel of Interval from 1994 to 1999. Ms. Marbert joined Interval in 1984.

William L. Harvey, age 60, has served as Chief Financial Officer of ILG since August 2008 and as Executive Vice President since June 2009. Prior to joining ILG in June 2008, Mr. Harvey served as the Chief Financial Officer for TrialGraphix, Inc., a Miami‑based litigation support firm from August 2006 through November 2007. Between June 2003 and July 2006, Mr. Harvey served as a Vice President at LNR Property Corporation, a Miami‑based diversified real estate and finance company, managing various financial and accounting units. From September 1992 through February 2003, Mr. Harvey served as the Executive Vice President and Chief Financial Officer of Pan Am International Flight Academy, Inc., a private provider of flight training services. Mr. Harvey is a registered CPA who began his professional career at Deloitte & Touche and was a partner in their Miami office prior to September 1992. Prior to June 2014, Mr. Harvey was a member of the Board of Directors of Summit Financial Services Group, Inc. and chair of the audit committee.

Victoria J. Kincke, age 61, has served as Secretary of ILG since May 2008 and as Senior Vice President and General Counsel of ILG since August 2008 and has served as Senior Vice President and General Counsel of Interval since May 2005. Prior to this time, Ms. Kincke served as General Counsel of Interval from July 1999. Ms. Kincke joined Interval in 1997.

John A. Galea, age 61, has served as Chief Accounting Officer of ILG since August 2008 and as Senior Vice President and Treasurer of ILG since June 2009. He has served as Chief Financial Officer for Interval since October 2006. Prior to this appointment, Mr. Galea served as Interval’s Vice President and Chief Accounting Officer from January 2004. Mr. Galea joined Interval in 2000 as its Vice President, Accounting and Corporate Controller.

Kelly Frank, age 55, has served as Chief Human Resources Officer of ILG since October 2016. Prior to joining ILG, she served as Senior Vice President of Human Resources at Starwood Hotels & Resorts from October 2006 to September 2016. During this time period she was responsible for leading the human resources function for the largest division in the company, including North America, Latin America and the vacation ownership business. Prior to this role she was the Senior Vice President of Human Resources Corporate Shared Services responsible for leading these global functions: recruiting, ethics and compliance, human resources service center and the human resources generalist function.

Marie A. Lee, age 61 has served as Chief Information Officer of ILG since August 2008 and as Senior Vice President since June 2009. Since May 2005, she has served as Chief Information Officer and Senior Vice President, U.S. Operations of Interval. Prior to this time, Ms. Lee served as Chief Information Officer of Interval from January 2004 and Senior Vice President, Information Technology of Interval from May 2000 to December 2003.

Sergio D. Rivera, age 54, has served as a director of ILG since May 2016 and President and CEO of the Vacation Ownership segment since November 2016. Prior to joining ILG, Mr. Rivera was President of The Americas for Starwood. He was previously was Co‑President, The Americas for Starwood from July 2012 to February 2014, and President and Chief Executive Officer of Starwood Vacation Ownership (now known as Vistana Signature Experiences), now a wholly owned subsidiary of ILG. Prior to 2008, Mr. Rivera held progressively senior management roles within Starwood, including Controller, Vice President of Sales and Marketing, Senior Vice President of International Operations, and President of Global Real Estate. Mr. Rivera began his career with Starwood through its predecessor company, Vistana Resorts, in 1989. Mr. Rivera is a member of the board of directors of Welltower, Inc., a NYSE-listed REIT that invests with leading senior housing operators, post-acute providers and health systems. He also serves as a member of the Urban Land Institute, trustee of The Nature Conservancy Florida Chapter, a member of the University of Central Florida Rosen College of Hospitality Management Advisory Board, as well as the Florida International University Chaplin School of Hospitality & Tourism Management Dean’s Advisory Council. Mr. Rivera was nominated as a director of ILG by Starwood.

David C. Gilbert, age 62, has served as President of Interval International since September 2014. Mr. Gilbert originally joined Interval in 1987 and was most recently Executive Vice President of Resort Sales and Marketing. Mr. Gilbert is a trustee of ARDA and serves on the ARDA Board of Directors.

Stephen G. Williams, age 58 is the Chief Operating Officer of Vistana Signature Experiences. Mr. Williams has over 36 years of experience in the vacation ownership, residential and branded hospitality industry. Since July 2012, Mr. Williams has served as Senior Vice President, Chief Operating Officer of Vistana’s predecessor, Starwood Vacation Ownership, responsible for leading its sales and marketing, resort/vacation network operations, development and construction, brands, creative design and guest/owner relationship teams. Prior to this role, Mr. Williams served Starwood Vacation Ownership as Senior Vice President, Sales and Marketing from May 2005 to July 2012, and prior to that, from September 2000 to May 2005, Mr. Williams was Vice President, West Region Sales and Marketing and National Distribution. Mr. Williams started in the resort industry in 1980 and, prior to joining Starwood in 2000, worked for Marriott Vacation Club International, Fairfield Communities Inc., as well as Eaton International Corporation.

Kelvin M. Bloom, age 57, has served as President and Manager of Aqua‑Aston Holdings, Inc. since December 2013. Mr. Bloom has served as CEO for Aston Hotels & Resorts (now Aqua‑Aston Hospitality, LLC) for over 15 years, and also served as President of Aston Hotels & Resorts until March 2014. Prior to joining Aston, Mr. Bloom served as founding President of Castle Resorts & Hotels and Chief Operating Officer of The Castle Group. Mr. Bloom serves on the board of directors of Waikiki Improvement Association and previously served on the board of the Hawaii Lodging & Tourism Association.

Code of Ethics.

Our code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers (including ILG’s CFO, CAO and Controller) and directors, is posted on the Corporate Governance section of our website at www.iilg.com. The code of ethics complies with Item 406 of SEC Regulation S‑K and the rules of The NASDAQ Stock Market. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S‑K, and any waivers of the code of ethics for ILG’s executive officers, directors or senior financial officers, will also be disclosed on ILG’s website.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)List of documents filed as part of this Report:

(1)Consolidated Financial Statements of ILG

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014.

Consolidated Balance Sheets as of December 31, 2016 and 2015.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements.

(2)Consolidated Financial Statement Schedule of ILG

Schedule Number II Valuation and Qualifying Accounts.

All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

(3)Exhibits

The documents set forth below in the Index of Exhibits, numbered in accordance with Item 601 of Regulation S‑K, are filed herewith or incorporated herein by reference to the location indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2017.

ILG, Inc.

By:	/s/ Craig M. Nash Craig M. Nash Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig M. Nash Craig M. Nash	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2017

/s/ William L. Harvey William L. Harvey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2017

/s/ John A. Galea John A. Galea	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017

/s/ David Flowers David Flowers	Director	February 28, 2017

/s/ Victoria L. Freed Victoria L. Freed	Director	February 28, 2017

/s/ Lizanne Galbreath	Director	February 28, 2017
Lizanne Galbreath

/s/ Chad Hollingsworth Chad Hollingsworth	Director	February 28, 2017

/s/ Lewis J. Korman Lewis J. Korman	Director	February 28, 2017

/s/ Thomas J. Kuhn Thomas J. Kuhn	Director	February 28, 2017

/s/ Thomas J. McInerney Thomas J. McInerney	Director	February 28, 2017

/s/ Thomas P. Murphy, Jr. Thomas P. Murphy, Jr.	Director	February 28, 2017

Signature	Title	Date
/s/ STEPHEN R. QUAZZO Stephen R. Quazzo	Director	February 28, 2017
/s/ SERGIO D. RIVERA Sergio D. Rivera	Director	February 28, 2017

/s/ Thomas O. RYDER, Jr. Thomas O. Ryder, Jr.	Director	February 28, 2017
/s/ Avy H. Stein Avy H. Stein	Director	February 28, 2017

INDEX TO EXHIBITS

Exhibit	Description	Incorporated By Reference Location
2.1	Business Transfer Deed, dated August 3, 2013, among CLC Resort Management Limited, Gorvines Limited, VRI Europe Limited and the other parties thereto	ILG’s Quarterly Report on Form 10‑Q filed on November 5, 2013
2.2	Equity Interest Purchase Agreement, dated May 6, 2014 among Hyatt Corporation, HTS‑Aspen, L.L.C., S.O.I. Acquisition Corp. and Interval Leisure Group.	ILG’s Quarterly Report on Form 10‑Q filed on August 6, 2014
2.3

Amended and Restated Agreement and Plan of Merger, dated as of April 18, 2016, by and among Interval Leisure Group, Inc., Iris Merger Sub, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.

Exhibit 2.2 to the Current Report on Form 8‑K filed on April 19, 2016
2.4	Amended and Restated Separation Agreement, dated as of April 18, 2016, by and among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.	Exhibit 2.1 to the Current Report on Form 8‑K filed on April 19, 2016
3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	ILG’s Current Report on Form 8‑K filed on August 25, 2008
3.2	Fourth Amended and Restated By‑laws of Interval Leisure Group, Inc.	ILG’s Current Report on Form 8‑K filed on October 17, 2016
3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	ILG’s Quarterly Report on Form 10‑Q filed on August 11, 2009
3.4	Certificate of Amendment of Amended and restated Certificate of Incorporation of ILG, Inc.	ILG’s Current Report on Form 8‑K filed on October 17, 2016
4.1

Rights Agreement dated as of June 10, 2009, between Interval Leisure Group, Inc. and the Bank of New York Mellon, as Rights Agent, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C

ILG’s Current Report on Form 8‑K filed on June 11, 2009
4.2	Indenture, dated April 10, 2015, among Interval Acquisition Corp., Interval Leisure Group, Inc., the other Guarantors party thereto and HSBC Bank USA, National Association	ILG’s Current Report on Form 8‑K filed on April 10, 2015
4.3	Registration Rights Agreement among Interval Acquisition Corp., Interval Leisure Group, Inc., the other Guarantors party thereto, and Wells Fargo Securities, LLC, dated April 10, 2015	ILG’s Current Report on Form 8‑K filed on April 10, 2015
4.4	Form of 5.625% Senior Note due 2023	Exhibit A to Exhibit 4.2 hereof
4.5	Supplemental Indenture, dated as of June 29, 2016, among Interval acquisition Corp, certain subsidiary guarantors and HSBC Bank USA, National Association	ILG’s Current Report on Form 8‑K filed on July 1, 2016
10.1	Tax Sharing Agreement among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	ILG’s Current Report on Form 8‑K filed on August 25, 2008
10.2	Employee Matters Agreement among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	ILG’s Current Report on Form 8‑K filed on August 25, 2008
10.3	ILG Spinco Agreement, dated as of October 27, 2015, by and among Interval Leisure Group, Inc., Liberty Interactive Corporation and Liberty USA Holding, LLC	ILG’s Quarterly Report on Form 10‑Q filed on November 11, 2015

Exhibit	Description	Incorporated By Reference Location
10.4	Employment Agreement between Interval Leisure Group, Inc. and Craig M. Nash, dated as of July 31, 2008†	ILG’s Registration Statement on Form S‑1 (File No. 333‑152699)
10.5	Employment Agreement between Interval Leisure Group, Inc. and Jeanette E. Marbert, dated as of July 31, 2008†	ILG’s Registration Statement on Form S‑1 (File No. 333‑152699).
10.6	Severance Agreement between Interval Acquisition Corp. and John A. Galea, dated as of July 31, 2008†	ILG’s Registration Statement on Form S‑1 (File No. 333‑152699)
10.7	Severance Agreement between Interval Acquisition Corp. and Victoria J. Kincke, dated as of July 31, 2008†	ILG’s Registration Statement on Form S‑1 (File No. 333‑152699)
10.8	Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan, as amended†	ILG’s Annual Report on Form 10‑K filed on March 31, 2009
10.9	Amended and Restated Lease Agreement between Guilford Development Group, L.L.C. and Interval International, Inc., dated as of September 30, 2015	ILG’s Quarterly Report on Form 10‑Q filed on November 11, 2015
10.10	Deferred Compensation Plan for Non‑Employee Directors†	ILG’s Registration Statement on Form S‑1 (File No. 333‑152699)
10.11	Registration Rights Agreement, dated as of October 27, 2015, among Interval Leisure Group, Inc., Liberty Interactive Corporation and Liberty USA Holdings, LLC	ILG’s Quarterly Report on Form 10‑Q filed on August 6, 2015
10.12	Employment Agreement between Interval Leisure Group, Inc. and William L. Harvey, dated as of August 25, 2008†	ILG’s Current Report on Form 8‑K filed on August 25, 2008
10.13	Form of Amendment to Employment Agreement between the Registrant and each of Craig M. Nash, Jeanette E. Marbert and William L. Harvey†	ILG’s Current Report on Form 8‑K filed on January 5, 2009
10.14	Form of Terms and Conditions of Annual Vesting Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan†	ILG’s Quarterly Report on Form 10‑Q filed on May 14, 2009
10.15	Form of Terms and Conditions of Cliff Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan†	ILG’s Quarterly Report on Form 10‑Q filed on May 14, 2009
10.16	Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Craig M. Nash†	ILG’s Current Report on Form 8‑K filed on June 19, 2009
10.17	Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and Jeanette E. Marbert†	ILG’s Current Report on Form 8‑K filed on June 19, 2009
10.18	Second Amendment to Employment Agreement, dated June 18, 2009 between the Registrant and William L. Harvey†	ILG’s Current Report on Form 8‑K filed on June 19, 2009
10.19	Form of Terms and Conditions of Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan.†	ILG’s Current Report on Form 8‑K filed on March 8, 2011
10.20	Form of Terms and Conditions of TSR Performance Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan.†	ILG’s Annual Report on Form 10‑K filed on March 9, 2012

Exhibit	Description	Incorporated By Reference Location
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

ILG’s Current Report on Form 8‑K filed on June 21, 2012
10.22	Form of Terms and Conditions of Leadership Restricted Stock Units under the Interval Leisure Group, Inc. 2008 Stock and Annual Incentive Plan†	ILG’s Quarterly Report on Form 10‑Q filed on May 7, 2013
10.23	Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan†	ILG’s Registration Statement on Form S‑8 filed on August 5, 2016
10.24	Form of Terms and Conditions of Director Restricted Stock Units under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan†	ILG’s Quarterly Report on Form 10‑Q filed on August 8, 2013
10.25	Master License Agreement, dated October 1, 2014 between Hyatt Franchising, L.L.C. and S.O.I. Acquisitions Corp.	ILG’s Annual Report on Form 10‑K filed on February 27, 2012
10.26	Employment Agreement between Interval Leisure Group, Inc. and David Gilbert, effective September 1, 2014†	ILG’s Annual Report on Form 10‑K filed on March 9, 2012
10.27	Employment Agreement between Interval Leisure Group, Inc. and John M. Burlingame, effective October 1, 2014†	ILG’s Annual Report on Form 10‑K filed on March 9, 2012
10.28

First Amendment to Credit Agreement and Incremental Revolving Commitment Agreement, dated as of April 8, 2014, among Interval Acquisition Corp., as Borrower; Interval Leisure Group, Inc. and certain subsidiaries of the Borrower as Guarantors, the lenders who are party to the Amendment, and Wells Fargo Bank, National Association, as Administrative Agent for the lender.

ILG’s Current Report on Form 8‑K filed on April 8, 2014
10.29

Second Amendment to Credit Agreement, dated as of November 6, 2014, among Interval Acquisition Corp., as Borrower; Interval Leisure Group, Inc. and certain subsidiaries of the Borrower as Guarantors, the lenders who are party to the Amendment, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders

ILG’s Current Report on Form 8‑K filed on November 7, 2014
10.30	Interval Leisure Group, Inc. Deferred Compensation Plan, effective October 1, 2014†	ILG’s Amendment No. 1 to Annual Report on Form 10‑K/A filed on April 7, 2015
10.31	Interval Leisure Group, Inc. Non‑Employee Director Stock Compensation Plan, effective May 20, 2015†	ILG’s Quarterly Report on Form 10‑Q filed on August 6, 2015
10.32	Purchase Agreement among Interval Acquisition Corp., Interval Leisure Group, Inc., the other Guarantors party thereto, and Wells Fargo Securities, LLC, dated April 2, 2015	ILG’s Current Report on Form 8‑K filed on April 10, 2015

Exhibit	Description	Incorporated By Reference Location
10.33

Third Amendment to Credit Agreement, dated as of April 10, 2015, among Interval Acquisition Corp., as Borrower; Interval Leisure Group, Inc. and certain subsidiaries of the Borrower as Guarantors, the lenders who are party to the Amendment, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders

ILG’s Current Report on Form 8‑K filed on April 10, 2015
10.34

Fourth Amendment to Credit Agreement, dated as of May 5, 2015, among Interval Acquisition Corp., as Borrower; Interval Leisure Group, Inc. and certain subsidiaries of the Borrower as Guarantors, the lenders who are party to the Amendment, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders

ILG’s Current Report on Form 8‑K filed on May 6, 2015
10.35	Employee Matters Agreement, dated as of October 27, 2015 among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc., as amended†	ILG’s Current Report on Form 8‑K filed on May 12, 2016
10.36	License, Services and Development Agreement, dated as of May 11, 2016, among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.	ILG’s Current Report on Form 8‑K filed on May 12, 2016
10.37	Noncompetition Agreement, dated as of May 11, 2016, among Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.	ILG’s Current Report on Form 8‑K filed on May 12, 2016
10.38	Tax Matters Agreement, dated as of May 11, 2016, among Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc	ILG’s Current Report on Form 8‑K filed on May 12, 2016
10.39	Transition Services Agreement, dated as of May 11, 2016, among Starwood Hotels & Resorts Worldwide, Inc. and Interval Leisure Group, Inc.	ILG’s Current Report on Form 8‑K filed on May 12, 2016
10.40	Starwood Preferred Guest Affiliation Agreement, dated as of May 11, 2016, among Starwood Hotels & Resorts Worldwide, Inc., Preferred Guest, Inc. and Vistana Signature Experiences, Inc.	ILG’s Current Report on Form 8‑K filed on May 12, 2016
10.41

Fifth Amendment to Credit Agreement, dated as of May 17, 2016, among Interval Leisure Group, Inc., Interval Acquisition Corp., certain of its subsidiaries, Wells Fargo Bank, National Association and the lenders party thereto

ILG’s Current Report on Form 8‑K filed on May 12, 2016
10.42*	Employment Agreement between ILG, Inc. and Sergio Rivera, effective November 7, 2016†
10.43*	Employment Agreement between Vistana Signature Experiences, Inc. and Stephen G. Williams, effective May 12, 2016†
21.1*	Subsidiaries of ILG, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act.

Exhibit	Description	Incorporated By Reference Location
31.3*	Certification of the Chief Accounting Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act.
32.3**	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†      Reflects management contracts and management and director compensatory plans

*      Filed Herewith.

**    Furnished Herewith

Schedule II

INTERVAL LEISURE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Charges	Charges
	Balance at	(Credits)	(Credits)		Balance at
	Beginning	to	to Other		End of
Description	of Period	Earnings	Accounts	Deductions(1)	Period
(In millions)
2016
Allowance for doubtful accounts on trade receivables	$—	$—	$—	$—	$—
Allowance for loan losses on mortgages receivable	$2	$20	$—	$—	$22
Deferred tax valuation allowance(2)	$—	$36	$—	$—	$36
2015
Allowance for doubtful accounts on trade receivables	$—	$—	$—	$—	$—
Allowance for loan losses on mortgages receivable	$—	$2	$—	$—	$2
Deferred tax valuation allowance	$—	$—	$—	$—	$—
2014
Allowance for doubtful accounts on trade receivables	$—	$—	$—	$—	$—
Allowance for loan losses on mortgages receivable	$—	$—	$—	$—	$—
Deferred tax valuation allowance	$—	$—	$—	$—	$—

(1)	Write‑off of uncollectible accounts receivable.
(2)	Primarily related to the Vistana acquisition.