Form 10-Q
period 2017-03-31
ILG, Inc.
filed 2017-05-05
CIK 1434620

As filed with the Securities and Exchange Commission as of May 5, 2017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2017, 124,768,184 shares of the registrant’s common stock were outstanding.

PART I—FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Service and membership related	$126	$112
Sales of vacation ownership products, net	110	9
Rental and ancillary services	107	26
Consumer financing	21	2
Cost reimbursements	88	37
Total revenues	452	186
Operating costs and expenses:
Cost of service and membership related sales	32	24
Cost of vacation ownership product sales	27	6
Cost of sales of rental and ancillary services	78	14
Cost of consumer financing	6	—
Cost reimbursements	88	37
Royalty fee expense	10	2
Selling and marketing expense	73	17
General and administrative expense	54	38
Amortization expense of intangibles	5	3
Depreciation expense	15	5
Total operating costs and expenses	388	146
Operating income	64	40
Other income (expense):
Interest expense	(5)	(6)
Other income, net	10	1
Equity in earnings from unconsolidated entities	1	1
Total other income (expense), net	6	(4)
Earnings before income taxes and noncontrolling interests	70	36
Income tax provision	(25)	(13)
Net income	45	23
Net income attributable to noncontrolling interests	(1)	(1)
Net income attributable to common stockholders	$44	$22
Earnings per share attributable to common stockholders:
Basic	$0.36	$0.38
Diluted	$0.35	$0.38
Weighted average number of shares of common stock outstanding (in 000's):
Basic	123,998	57,619
Diluted	125,582	57,954
Dividends declared per share of common stock	$0.15	$0.12

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$45	$23
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	6	(5)
Total comprehensive income, net of tax	51	18
Less: Net income attributable to noncontrolling interests, net of tax	(1)	(1)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	(1)
Total comprehensive loss attributable to noncontrolling interests	(1)	(2)
Comprehensive income attributable to common stockholders	$50	$16

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$171	$126
Restricted cash and cash equivalents (including $14 and $32 in variable interest entities, "VIEs," respectively)	66	114
Accounts receivable, net of allowance for doubtful accounts of $0.7 and $0.4, respectively	122	97
Vacation ownership mortgages receivable, net of allowance of $2 and $1, respectively (including a net $55 and $59 in VIEs, respectively)	84	87
Vacation ownership inventory	295	197
Prepaid income taxes	37	47
Prepaid expenses	79	49
Other current assets (including $3 of interest receivable in VIEs)	31	29
Total current assets	885	746
Restricted cash and cash equivalents (including $2 in VIEs)	4	4
Vacation ownership mortgages receivable, net of allowance of $27 and $21, respectively (including a net $357 and $370 in VIEs, respectively)	627	632
Vacation ownership inventory	134	189
Investments in unconsolidated entities	60	59
Property and equipment, net	604	580
Goodwill	559	558
Intangible assets, net	449	453
Deferred income taxes	10	9
Other non-current assets	72	74
TOTAL ASSETS	$3,404	$3,304
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$55	$64
Current portion of securitized debt from VIEs	105	111
Deferred revenue	130	87
Accrued compensation and benefits	66	70
Accrued expenses and other current liabilities (including a net $1 of interest payable in VIEs)	222	187
Total current liabilities	578	519
Long-term debt	601	580
Securitized debt from VIEs	293	319
Income taxes payable, non-current	5	5
Other long-term liabilities	48	47
Deferred revenue	82	79
Deferred income taxes	173	161
Total liabilities	1,780	1,710
Redeemable noncontrolling interest	1	1
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $0.01 par value; issued 133,822,999 and 133,545,864 shares, respectively	1	1
Treasury stock— 9,037,627 and 8,878,489 shares at cost, respectively	(139)	(136)
Additional paid-in capital	1,263	1,262
Retained earnings	517	492
Accumulated other comprehensive loss	(46)	(52)
Total ILG stockholders’ equity	1,596	1,567
Noncontrolling interests	27	26
Total equity	1,623	1,593
TOTAL LIABILITIES AND EQUITY	$3,404	$3,304

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except share data)

(Unaudited)

											Accumulated
			Total ILG					Additional			Other
	Total	Noncontrolling	Stockholders’	Common Stock		Treasury Stock		Paid-in	Retained		Comprehensive
	Equity	Interests	Equity	Amount	Shares	Amount	Shares	Capital	Earnings		Loss
Balance as of December 31, 2016	$1,593	$26	$1,567	$1	133,545,864	$(136)	8,878,489	$1,262		$492		$(52)
Net income	45	1	44	—	—	—	—	—		44		—
Other comprehensive loss, net of tax	6	—	6	—	—	—	—	—	—	—	—	6
Non-cash compensation expense	6	—	6	—	—	—	—	6	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of withholding taxes	(6)	—	(6)	—	277,047	—	—	(6)	—	—	—	—
Issuance of restricted stock for converted shares in connection with the acquisition of Vistana	—	—	—	—	(2,535)	—	—	—	—	—	—	—
Dividends declared on common stock	(18)	—	(18)	—	2,623	—	—	1	—	(19)	—	—
Treasury stock purchases	(3)	—	(3)	—	—	(3)	159,138	—		—		—
Balance as of March 31, 2017	$1,623	$27	$1,596	$1	133,822,999	$(139)	9,037,627	$1,263		$517		$(46)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$45	$23
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	5	3
Amortization of debt issuance costs	1	—
Depreciation expense	15	5
Allowance for losses on originated loans	7	—
Allowance for impairment on acquired loans	2	—
Accretion of mortgages receivable	2	—
Non-cash compensation expense	6	3
Deferred income taxes	12	1
Equity in earnings from unconsolidated entities	(1)	(1)
Changes in operating assets and liabilities:
Restricted cash	30	5
Accounts receivable	(25)	(36)
Vacation ownership mortgages receivable (originations)	(75)	(6)
Vacation ownership mortgages receivable (collections)	69	5
Vacation ownership inventory (additions)	(59)	—
Vacation ownership inventory (disposals)	24	2
Prepaid expenses and other current assets	(32)	(4)
Prepaid income taxes and income taxes payable	10	12
Accounts payable and other current liabilities	16	3
Deferred income	44	23
Other, net	(8)	2
Net cash provided by operating activities	88	40
Cash flows from investing activities:
Capital expenditures	(22)	(7)
Investments in unconsolidated entities	—	(5)
Investment in financing receivables	—	(2)
Other	—	1
Net cash used in investing activities	(22)	(13)
Cash flows from financing activities:
Borrowings (payments) on revolving credit facility, net	20	(13)
Payments on securitized debt	(32)	—
Decrease in restricted cash	18	—
Purchases of treasury stock	(3)	—
Dividend payments to stockholders	(19)	(7)
Withholding taxes on vesting of restricted stock units	(4)	(1)
Net cash used in financing activities	(20)	(21)
Effect of exchange rate changes on cash and cash equivalents	(1)	(2)
Net increase in cash and cash equivalents	45	4
Cash and cash equivalents at beginning of period	126	93
Cash and cash equivalents at end of period	$171	$97

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$2	$1
Income taxes paid, net of refunds	$3	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

ILG, Inc. is a leading provider of professionally delivered vacation experiences and the exclusive global licensee for the Hyatt®, Sheraton®  and Westin® brands in vacation ownership. We operate in the following two segments: Vacation Ownership (VO) and Exchange and Rental.

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

Exchange and Rental offers access to vacation accommodations and other travel-related transactions and services to members of our programs and other leisure travelers, by providing vacation exchange services and vacation rentals, working with resort developers, homeowners’ associations (HOAs) and operating vacation rental properties. The Exchange and Rental operating segment consists of Interval International (referred to as Interval), the Vistana Signature Network, the Hyatt Residence Club, the TPI exchange business, and Aqua-Aston Holdings, Inc. (Aqua-Aston).

ILG was incorporated as a Delaware corporation in May 2008 under the name Interval Leisure Group, Inc. and commenced trading on The NASDAQ Stock Market in August 2008 under the symbol "IILG" and now trades under “ILG.”

On May 11, 2016, we acquired the vacation ownership business of Starwood Hotels & Resorts Worldwide, LLC (Starwood), now known as Vistana. In connection with the acquisition, Vistana entered into an exclusive, 80 - year global license agreement with Starwood for the use of the Sheraton® and Westin® brands in vacation ownership. The global license agreement may also be extended for two 30 – year terms, subject to meeting certain sales performance tests. Also, Vistana has the non-exclusive license for the existing St. Regis® and The Luxury Collection® vacation ownership properties and an affiliation with the Starwood Preferred Guest program.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ILG, our wholly‑owned subsidiaries, and companies in which we have a controlling interest, including variable interest entities (“VIEs”) where we are the primary beneficiary in accordance with consolidation guidance. All significant intercompany balances and transactions have been eliminated in these condensed consolidated financial statements. References in these financial statements to net income attributable to common stockholders and ILG stockholders’ equity do not include noncontrolling interests, which represent the outside ownership of our consolidated non‑wholly owned entities and are reported separately.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10‑K.

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

Within our Exchange and Rental segment, we recognize exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. Remaining rental revenue is recognized based on occupancy. For the vacation rental business, the first and third quarters generally generate higher revenue as a result of increased leisure travel to our Hawaii‑based managed properties during these periods, and the second and fourth quarters generally generate lower revenue.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2016 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the three months ended March 31, 2017.

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

In the opinion of ILG’s management, the assumptions underlying the condensed consolidated financial statements of ILG and its subsidiaries are reasonable.

Earnings per Share

Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of RSUs and restricted stock using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 0.8 million RSUs and restricted shares for the three months ended March 31, 2017 and 0.6 million RSUs for the three months ended March 31, 2016, as the effect of their inclusion would have been antidilutive to earnings per share.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Basic weighted average shares of common stock outstanding	123,998	57,619
Net effect of common stock equivalents assumed to be vested related to RSUs and restricted stock	1,584	335
Diluted weighted average shares of common stock outstanding	125,582	57,954

Earnings per share for the three month ended March 31, 2017 and 2016 are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Net income attributable to common stockholders	$44,211	$22,179
Weighted average number of shares of common stock outstanding:
Basic	123,998	57,619
Diluted	125,582	57,954
Earnings per share attributable to common stockholders:
Basic	$0.36	$0.38
Diluted	$0.35	$0.38

Recent Accounting Pronouncements: General

With the exception of those discussed below, there are no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in our 2016 Annual Report on Form 10 K that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities”. The FASB is issuing this ASU to amend the amortization period for certain purchased callable debt securities held at a premium. Prior to the issuance of the ASU, GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently assessing the future impact of this accounting standard update on our consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. The FASB issued this ASU to clarify the scope of subtopic 610-20, which was issued in May 2014 as part of Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The effective date and transition requirements of these amendments are the same as the effective date and transition requirements of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". We plan to adopt this standard, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on January 1, 2018. We are currently assessing the future impact of this accounting standard update on our consolidated financial statements.

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

•

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The purpose of ASU 2016-10 is to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance (while retaining the related principles for those areas).

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

We are currently in the process of completing our qualitative evaluation of ASU 2014-09, including identifying the potential differences in the timing and/or method of revenue recognition for our contracts and, ultimately, the expected impact on our business processes, systems and controls. As part of this evaluation, we are reviewing customer contracts and applying the five-step model of the new standard to each contact type identified that’s associated to our material revenue streams and will compare the results to our current accounting practices.

We currently expect possible areas of impact will include (i) timing adjustments to membership fee revenue resulting from estimating variable consideration, (ii) gross versus net presentation changes which would not impact profitability, (iii) capitalization of certain incremental costs to obtain a contract and (iv) the instances in which we can apply the percentage of completion revenue recognition method when construction of a vacation ownership project is not complete. We continue to evaluate the potential effects of adopting this standard and expect to complete our evaluation from a qualitative perspective during the first half of 2017. Consequently, given the complexities of this new standard, we are unable to determine, at this time, whether adoption of this standard will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

We plan to adopt this standard, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on January 1, 2018. A determination as to whether we will apply the retrospective or modified retrospective adoption method will be made once our qualitative evaluation is complete and we commence quantifying the expected impacts.

Adopted Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810),” to amend the existing guidance issued with ASU 2015-02. This ASU is being issued to amend the consolidation guidance on how a reporting entity, that is the single decision maker of a VIE, should treat indirect interests in the entity held through related parties that are under common control with the reporting entity, when determining whether it is the primary beneficiary of that VIE. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payments Accounting” (“ASU 2016-03”), to simplify the current accounting for Stock Compensation. The areas for simplification in this update involve several aspects of the accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. In accordance with this ASU, during the current period, ILG included a net benefit of $1 million within the income tax provision. In addition, with the adoption of this ASU, we elected to account for forfeitures when they occur, so therefore, effective January 1, 2017, we will no longer estimate the number of awards that are expected to vest. We also elected the prospective transition method for the presentation of excess tax benefits within the statement of cash flows. As such, the excess tax benefits from stock based awards was presented as part of the operating activities within the current period Condensed Consolidated Statements of Cash Flows and the prior period was not adjusted. Overall, the adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323)” (“ASU 2016-07”). The amendments in this ASU require, among other items, that an equity method investor add the cost of acquiring an additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting, as well as eliminates certain other existing requirements. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

NOTE 3—BUSINESS COMBINATION

On May 11, 2016, we completed the acquisition of Vistana from wholly‑owned subsidiaries of Starwood as discussed in Note 1 to these condensed consolidated financial statements. As part of the acquisition, ILG acquired 100% of the voting equity interests of Vistana and issued approximately 72.4 million shares of ILG common stock to the holders who received Vistana common stock in the spin-off. These shares were valued at $1 billion based on ILG’s closing stock price of $14.24 on May 11, 2016.

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

Purchase Price Allocation

The following table presents the preliminary allocation of total purchase price consideration to the assets acquired and liabilities assumed, based on their estimated fair values as of their respective acquisition dates (in millions):

	Preliminary PPA	Adjustments to PPA(3)	Revised Preliminary PPA(4)
Cash	$45	$—	$45
Vacation ownership inventory	221	7	228
Vacation ownership mortgages receivable	712	(19)	693
Other current assets	143	1	144
Intangibles	241	(3)	238
Property plant and equipment	465	(10)	455
Other non-current assets	24	(9)	15
Deferred revenue	(60)	(4)	(64)
Securitized debt	(154)	—	(154)
Other current liabilities(2)	(187)	11	(176)
Other non-current liabilities	(98)	(2)	(100)
Gain on bargain purchase(1)	(197)	34	(163)
Net assets acquired	$1,155	$6	$1,161

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

The valuation of the assets acquired and liabilities assumed in connection with this acquisition was based on fair values at the acquisition date. The assets purchased and liabilities assumed for the Vistana acquisition have been reflected in the accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016. The measurement period with respect to this acquisition was considered closed as of December 31, 2016, with the exception of tax related items which are pending additional analysis of tax attributes and tax returns, which will not be made available until sometime in 2017.  Consequently, with respect to tax related items, the purchase price allocation disclosed herein (as well as the related gain on bargain purchase) remains provisional at this time and subject to further adjustment to reflect new information obtained about factors and circumstances that existed as of the acquisition date that if known would have affected the measurement of the amounts recognized as of that date, while the measurement period remains open.

Results of operations

Related to the Vistana acquisition, revenue and net income of  $266 million and $22 million, respectively, were recognized in our condensed consolidated statement of income for the three months ended March 31, 2017.

Pro forma financial information (unaudited)

The following unaudited pro forma financial information presents the consolidated results of ILG and Vistana as if the acquisition had occurred on January 1, 2015, the beginning of the last full fiscal year prior to the May 11, 2016 acquisition date. The pro forma results presented below for the three months ended March 31, 2016 are based on the historical financial statements of ILG and Vistana, adjusted to reflect the purchase method of accounting, with ILG as accounting acquirer. The pro forma information is not necessarily indicative of the consolidated results of operations that might have been achieved for the periods or dates indicated, nor is it necessarily indicative of the future results of the combined company. It does not reflect cost savings expected to be realized from the elimination of certain expenses and from synergies expected to be created or the costs to achieve such cost savings or synergies, if any. Income taxes do not reflect the amounts that would have resulted had ILG and Vistana filed consolidated income tax returns during the periods presented. Pro forma adjustments are tax-effected at ILG's estimated statutory tax rate of 37.2% for the 2016 period.

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
Revenue	$452	$431
Net income attributable to common stockholders	$44	$37
Earnings per share:
Basic	$0.36	$0.29
Diluted	$0.35	$0.29

NOTE 4—RESTRICTED CASH

Restricted cash consists of the following (in millions):

	March 31,	December 31,
	2017	2016
Escrow deposits on vacation ownership products	$38	$67
Securitization VIEs	16	34
Other	16	17
Total restricted cash	$70	$118

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

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE

Vacation ownership mortgages receivable is comprised of various mortgage loans related to our financing of vacation ownership interval sales. As part of our acquisitions of HVO and Vistana, we acquired existing portfolios of vacation ownership mortgages receivable. These loans are accounted for using the expected cash flows method of recognizing discount accretion based on the acquired loans’ expected cash flows pursuant to ASC 310-30, “Loans acquired with deteriorated credit quality.” At acquisition, we recorded these acquired loans at fair value, including a credit discount or premium, as applicable, which is accreted as an adjustment to yield over the loans’ estimated life. Originated loans as of March 31, 2017 and December 31, 2016 represent vacation ownership mortgages receivable originated by ILG, or more specifically our Vacation Ownership segment, subsequent to the acquisitions of HVO and Vistana on October 1, 2014 and May 11, 2016, respectively.

Vacation ownership mortgages receivable carrying amounts as of March 31, 2017 and December 31, 2016 were as follows (in millions):

	March 31,			December 31,
	2017			2016
	Securitized	Unsecuritized(2)	Total	Securitized	Unsecuritized(2)	Total
Acquired vacation ownership mortgages receivable(1)	$398	$104	$502	$419	$127	$546
Originated vacation ownership mortgages receivable(1)	16	224	240	11	184	195
Less: allowance for impairment on acquired loans	—	(2)	(2)	—	—	—
Less: allowance for losses on originated loans	(2)	(27)	(29)	(1)	(21)	(22)
Net vacation ownership mortgages receivable	$412	$299	$711	$429	$290	$719

(1)	At various interest rates with varying payment terms through 2031 for acquired receivables and for originated receivables
(2)

As of March 31, 2017, $9 million of unsecuritized vacation ownership receivables were not eligible for securitization. Additionally, during the quarter approximately $19 million of unsecuritized receivables as of December 31, 2016 were  moved into the 2016 securitized pool, thereby releasing the same amount from restricted cash.

The fair value of our acquired loans as of the respective acquisition dates were determined by use of a discounted cash flow approach which calculates a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective loans, while considering anticipated defaults and early repayments determined based on historical experience. Consequently, the fair value of these acquired loans recorded on our condensed consolidated balance sheet as of the acquisition date includes an estimate for future loan losses which becomes the historical cost basis for that existing portfolio going forward. As of March 31, 2017 and December 31, 2016, the contractual outstanding balance of the acquired loans, which represents contractually-owed future principal amounts, was $419 million and $466 million, respectively.

The table below (in millions) presents a rollforward from December 31, 2016 of the accretable yield (interest income) expected to be earned related to our acquired loans, as well as the amount of non-accretable difference at the end of the period. Nonaccretable difference represents estimated contractually required payments in excess of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the carrying amount of the acquired loans.

Three Months Ended
Accretable Yield	March 31, 2017
Balance, beginning of period	$157
Accretion	(15)
Reclassification from nonaccretable difference	1
Balance, end of period	$143
Nonaccretable difference, end of period balance	$36

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

Vacation ownership mortgages receivable as of March 31, 2017 are scheduled to mature as follows (in millions):

	Vacation Ownership Mortgages Receivable
	Acquired		Originated
Twelve month period ending March 31,	Securitized Loans	Unsecuritized Loans	Securitized Loans	Unsecuritized Loans	Total
2018	$43	$12	$2	$18	$75
2019	42	11	1	14	68
2020	42	10	1	15	68
2021	41	10	1	17	69
2022	38	11	2	19	70
2022 and thereafter	116	44	9	141	310
Total	322	98	16	224	660
Plus: net premium on acquired loans(1)	76	6	—	—	82
Less: allowance for impairment on acquired loans	—	(2)	—	—	(2)
Less: allowance for losses on originated loans	—	—	(2)	(27)	(29)
Net vacation ownership mortgages receivable	$398	$102	$14	$197	$711
Weighted average stated interest rate as of March 31, 2017	13.4%		13.5%
Range of stated interest rates as of March 31, 2017	9.9% to 15.9%		10.9% to 15.9%

(1)	The difference between the contractual principal amount of acquired loans of $419 million and the net carrying amount of $500 million as of March 31, 2017 is related to the application of ASC 310-30.

Collectability

We assess our vacation ownership mortgages receivable portfolio of loans for collectability on an aggregate basis. Estimates of uncollectability pertaining to our originated loans are recorded as provisions in the vacation ownership mortgages receivable allowance for loan losses. For originated loans, we record an estimate of uncollectability as a reduction of sales of vacation ownership products in the accompanying condensed consolidated statements of income at the time revenue is recognized on a vacation ownership product sale. We evaluate our originated loan portfolio collectively as it is comprised of homogeneous, smaller-balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgages receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio. As of March 31, 2017 allowance for loan losses of $29 million for uncollectability was recorded against our vacation ownership mortgages receivable for estimated losses related solely to our originated loans. Our allowance for loan losses as of December 31, 2016 was $22 million; the change in 2017 principally pertains to additional loan loss provision recorded against sales of vacation ownership products on our condensed consolidated income statement during the period.

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

We use the origination of the notes by brand (Hyatt, Sheraton, Westin and other) and the FICO scores of the buyers as the primary credit quality indicators to calculate the allowance for loan losses for our originated vacation ownership mortgages receivable, as we believe there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired, supplemented by the FICO scores of the buyers. In addition to quantitatively calculating the allowance based on our static pool analysis, we supplement the process by evaluating certain qualitative data, including the aging of the respective receivables, current default trends by brand and origination year and various macroeconomic indicators.

At March 31, 2017 the weighted average FICO score within our consolidated loan pools was 712 based upon the outstanding loan balance at time of origination. The average estimated rate for all future defaults for our consolidated outstanding pool of loans as of March 31, 2017 was 10.4%.

Balances of our vacation ownership mortgages receivable by brand and by FICO score (at time of loan origination) were as follows (in millions):

	As of March 31, 2017
	700+	600-699	<600	No Score(1)	Total
Hyatt	$21	$14	$2	$1	$38
Sheraton	163	145	13	64	385
Westin	184	89	4	30	307
Other	6	1	-	3	10
Vacation ownership mortgages receivable, gross	$374	$249	$19	$98	$740

(1)	Mortgages receivable with no FICO score primarily relate to non-U.S. resident borrowers.

On an ongoing basis, we monitor credit quality of our vacation ownership mortgages receivable portfolio based on payment activity as follows:

•	Current—The consumer’s note is in good standing as payments and reporting are current per the terms contractually stipulated in the agreement.
•	Delinquent—We consider a vacation ownership mortgage receivable to be delinquent based on the contractual terms of each individual financing agreement.
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

In the event of a default, we generally have the right to recover the mortgaged VOIs and consider loans to be in default upon reaching 120 days outstanding. Our aged analysis of delinquent vacation ownership mortgages receivable and the gross balance of vacation ownership mortgages receivable greater than 120 days past‑due as of March 31, 2017 and December 31, 2016 for our originated loans is as follows (in millions):

			Delinquent			Defaulted(1)
	Receivables	Current	30-59 Days	60-89 Days	90-119 Days	≥120	Total Delinquent & Defaulted
Originated Loans
March 31, 2017	$240	$232	$3	$2	$1	$2	$8
December 31, 2016	$195	$190	$2	$1	$1	$1	$5

(1)	Mortgages receivable equal to or greater than 120 days are considered defaulted and have been fully reserved in our allowance of loan losses for originated loans.

NOTE 6—VACATION OWNERSHIP INVENTORY

Our inventory consists of completed unsold vacation ownership interests, with an operating cycle that generally exceeds twelve months, and vacation ownership projects under construction. On our condensed consolidated balance sheet, completed unsold vacation ownership interests are presented as a current asset, while vacation ownership projects under construction are presented as a non-current asset given this inventory is in the development stage of its operating cycle.

As of March 31, 2017 and December 31, 2016, vacation ownership inventory is comprised of the following (in millions):

	March 31,	December 31,
	2017	2016
Completed unsold vacation ownership interests (current asset)	$295	$197
Vacation ownership products construction in process (non-current asset)	134	189
Total vacation ownership inventory	$429	$386

The increase in inventory balances as of March 31, 2017 from December 31, 2016 principally pertains to our ongoing development activities, in particular related to The Westin Los Cabos Resort Villas & Spa and The Westin Nanea Ocean Villas.

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES

Our investments in unconsolidated entities, recorded under the equity method of accounting in accordance with guidance in ASC 323, “Investments—Equity Method and Joint Ventures,” primarily consists of an ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a Hyatt branded vacation ownership resort in Hawaii, and Vistana’s Harborside at Atlantis joint venture, which performs sales, marketing and management services for a vacation ownership resort in the Bahamas. Our equity income from investments in unconsolidated entities, recorded in equity in earnings from unconsolidated entities in the accompanying condensed consolidated statement of income, was $1 million each for the three months ended March 31, 2017 and 2016.

Our ownership percentages of the Maui Timeshare Venture and Harborside investments are 33% and 50%, respectively, and ownership percentages of the other investments range from 25% to 50%. The carrying value of our investments in unconsolidated entities as of March 31, 2017 and December 31, 2016 were as follows (in millions):

	March 31,	December 31,
	2017	2016
Maui Timeshare Venture, LLC	$43	$42
Harborside at Atlantis joint venture	12	12
Other	5	5
Total	$60	$59

The other line item largely represents our 50% ownership investment in Great Destinations Inc., a fee-for-service, real-estate brokerage firm that specializes in reselling resort timeshare properties on behalf of independent homeowners’ associations. In April 2017, ILG gained the ability to appoint the majority of the Board thereby acquiring control. Consequently, we expect to consolidate the business into our consolidated financial statements as of the date control was obtained.

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment, net is as follows (in millions):

	March 31,	December 31,
	2017	2016
Computer equipment	$38	$37
Capitalized software (including internally developed software)	154	150
Land, buildings and leasehold improvements	372	368
Land held for development	55	56
Furniture, fixtures and other equipment	54	52
Construction projects in progress	65	47
Other projects in progress	49	37
Less: accumulated depreciation and amortization	(183)	(167)
Total property and equipment, net	$604	$580

Our categorization of property and equipment as of December 31, 2016 presented in the table above contains certain recategorizations for purposes of consistency; specifically, amounts were recategorized from furniture, fixtures and other equipment to other classifications.

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

The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill, as of March 31, 2017 and December 31, 2016 (in millions):

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2017	Additions	Deductions	Translation	Impairment	March 31, 2017
VO management	$35	$—	$—	$1	$—	$36
VO sales and financing	7	—	—	—	—	7
Exchange	496	—	—	—	—	496
Rental	20	—	—	—	—	20
Total	$558	$—	$—	$1	$—	$559

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2016	Additions	Deductions	Translation	Impairment	December 31, 2016
VO management	$38	$—	$—	$(3)	$—	$35
VO sales and financing	7	—	—	—	—	7
Exchange	496	—	—	—	—	496
Rental	20	—	—	—	—	20
Total	$561	$—	$—	$(3)	$—	$558

Other Intangible Assets

The balance of other intangible assets, net as of March 31, 2017 and December 31, 2016 is as follows (in millions):

	March 31,	December 31,
	2017	2016
Intangible assets with indefinite lives	$114	$114
Intangible assets with definite lives, net	335	339
Total intangible assets, net	$449	$453

The $4 million decrease in our indefinite‑lived intangible assets during the three months ended March 31, 2017 pertains to associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

At March 31, 2017 and December 31, 2016, intangible assets with indefinite lives relate to the following (in millions):

	March 31,	December 31,
	2017	2016
Resort management contracts	$70	$70
Trade names and trademarks	44	44
Total	$114	$114

At March 31, 2017, intangible assets with definite lives relate to the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$287	$(138)	$149
Purchase agreements	76	(76)	—
Resort management contracts	245	(61)	184
Technology	25	(25)	—
Other	23	(21)	2
	$656	$(321)	$335

At December 31, 2016, intangible assets with definite lives relate to the following (in millions):

		Accumulated
	Cost	Amortization	Net
Customer relationships	$287	$(137)	$150
Purchase agreements	76	(76)	—
Resort management contracts	245	(58)	187
Technology	25	(25)	—
Other	23	(21)	2
Total	$656	$(317)	$339

In accordance with our policy on the recoverability of long‑lived assets, we review the carrying value of all long‑lived assets, primarily property and equipment and definite‑lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long‑lived asset (asset group) may be impaired. For the three months ended March 31, 2017 and the year ended December 31, 2016, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test was not warranted.

Amortization of intangible assets with definite lives is primarily computed on a straight‑line basis. Total amortization expense for intangible assets with definite lives was $5 million and $3 million for the three months ended March 31, 2017 and 2016, respectively. Based on the March 31, 2017 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in millions):

Twelve month period ending March 31,
2018	$20
2019	20
2020	19
2021	19
2022	16
2023 and thereafter	241
$335

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

The following table shows assets which are collateral for the related obligations of the variable interest entities, included in our condensed consolidated balance sheets (in millions):

	Vacation Ownership Notes Receivable Securitization (1)
	March 31,	December 31,
	2017	2016
Assets
Restricted cash	$16	$34
Interest receivable	3	3
Vacation ownership mortgages receivable, net	412	429
Total	$431	$466

Liabilities
Interest payable	$1	$1
Securitized debt	398	430
Total	$399	$431

(1)	The creditors of these entities do not have general recourse to us.

Upon transfer of vacation ownership mortgages receivable, net to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in our restricted cash. Our interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts' debt. Unless we exceed certain triggers related to default levels and collateralization of the securitized pool, we are contractually entitled to receive the excess cash flows (spread between the collections on the mortgages and payment of third party obligations and debt service on the trusts’ debt defined in the securitization agreements) from the VIEs. Such activity totaled $11 million from December 31, 2016 through March 31, 2017. The net cash flows generated by the VIEs are used to repay our securitized debt from VIEs and, excluding any restricted cash balances, are reflected in the operating activities section of our combined statements of cash flows. The repayment of our securitized debt from VIEs is reflected in the financing activities section of our combined statements of cash flows. Refer to Note 13 of these condensed consolidated financial statements for additional discussion on our securitized debt from VIEs.

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the general components of accrued expenses and other current liabilities (in millions):

	March 31,	December 31,
	2017	2016
General accrued expenses	$72	$62
Accrued other taxes	21	13
Customer deposits	80	71
Accrued membership related costs	23	18
Accrued construction costs	19	16
Member deposits	7	7
Accrued expenses and other current liabilities	$222	$187

NOTE 12—DEFERRED REVENUE

The following table summarized the general components of deferred revenue (in millions):

	March 31,	December 31,
	2017	2016
Deferred membership-related revenue	$203	$157
Other	9	9
Total	$212	$166

Deferred membership-related revenue primarily relates to membership fees from our Exchange and Rental segment, which are deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight-line basis. The increase in deferred membership-related revenue in the first quarter of 2017 pertains to the timing of annual membership renewals. Other deferred revenue pertains primarily to revenue deferred related to percentage of completion accounting, incentives given in connection with a VOI sale, annual maintenance fees collected that are not yet earned, and other items.

NOTE 13—SECURITIZED VACATION OWNERSHIP DEBT

As discussed in Note 10, the VIEs associated with the securitization of our VOI mortgages receivable are consolidated in our financial statements. Securitized vacation ownership debt consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2025	$40	$44
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	42	46
2016 securitization, interest rates ranging from 2.54% to 2.74%, maturing 2024	320	345
Unamortized debt issuance costs (2016 securitization)	(4)	(5)
Total securitized vacation ownership debt, net of debt issuance costs	$398	$430

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

Of the $375 million in proceeds from the transaction, approximately $33 million was used to repay the outstanding balance on Vistana’s 2010 securitization and the remainder was used to pay transaction expenses, fund required reserves, pay down a portion of the borrowings outstanding under our $600 million revolving credit facility and for general corporate purposes. In the first quarter of 2017, the VIE purchased approximately $19 million of loans, allowing for the release of the proceeds held in escrow as of December 31, 2016.

During the three months ended March 31, 2017, interest expense associated with securitized vacation ownership debt totaled $3 million, and is reflected within consumer financing expenses in our condensed consolidated statements of income. The securitized debt is non-recourse with no contractual minimum repayment amounts throughout its term. The amount of each principal payment is contingent on the cash flows from the underlying vacation ownership notes in a given period. Refer to Note 5—Vacation Ownership Mortgages Receivable for the stated maturities of our securitized vacation ownership notes receivable, which provide an indication of the potential repayment pattern before the impact of any prepayments or defaults.

As of the three months ended March 31, 2017, total unamortized debt issuance costs pertaining to the 2016 securitization were $4 million, which is presented as a reduction of securitized debt from VIEs in the accompanying condensed consolidated balance sheet. Unamortized debt issuance costs pertaining to our securitized debt are amortized to interest expense using the effective interest method through the estimated life of the respective debt instruments.

NOTE 14—LONG-TERM DEBT

Long‑term debt is as follows (in millions):

	March 31,	December 31,
	2017	2016
Revolving credit facility (interest rate of 2.74% at March 31, 2017 and interest rate of 2.27% at December 31, 2016)	$260	$240
5.625% senior notes	350	350
Unamortized debt issuance costs (revolving credit facility)	(4)	(4)
Unamortized debt issuance costs (senior notes)	(5)	(6)
Total long-term debt, net of debt issuance costs	$601	$580

Credit Facility

On May 17, 2016, we entered into a fifth amendment to the amended credit agreement which extended the maturity of the credit facility through May 17, 2021, and modified requirements with respect to assignments by lenders in connection with the acquisition of Vistana in May of 2016. There were no other material changes under this amendment.

As of March 31, 2017, there was $260 million outstanding with $328 million available to be drawn, net of any letters of credit. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranged from 1.25% to 2.5%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranged from 0.25% to 1.5%, in each case based on our consolidated total leverage ratio. At March 31, 2017, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The amended credit agreement has a commitment fee on undrawn amounts that ranged from 0.25% to 0.40% per annum based on our leverage ratio and the commitment fee was 0.275% at quarter end.

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

Senior Notes

On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. As of March 31, 2017, total unamortized debt issuance costs relating to these senior notes were $5 million, which are presented as a direct deduction from the principal amount. Interest on the senior notes is paid semi-annually in arrears on April 15 and October 15 of each year and the senior notes are unsecured and fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries that are required to guarantee the amended credit facility. Additionally, the voting stock of the issuer and the subsidiary guarantors is 100% owned by ILG. The senior notes are redeemable from April 15, 2018 at a redemption price starting at 104.219% which declines over time.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We meet the minimum fixed charge coverage ratio as of March 31, 2017. In addition, the amended credit agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. We are also required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of March 31, 2017, the maximum consolidated secured leverage ratio was 3.25x and the minimum consolidated interest coverage ratio was 3.0x. ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.80 and 16.35, respectively.

Interest Expense and Debt Issuance Costs

Interest expense for the three months ended March 31, 2017 and 2016 was $5 million and $6 million, respectively. Interest expense is net of $2 million of capitalized interest for the three months ended March 31, 2017, primarily relating to our vacation ownership projects under development and internally-developed software. Capitalized interest was a negligible amount for the three months ended March 31, 2016.

As of March 31, 2017, total unamortized debt issuance costs were $9 million, net of $5 million of accumulated amortization, incurred in connection with the issuance and various amendments to our amended credit agreement, the issuance of our senior notes in April 2015 and the exchange for registered notes in June 2016. As of December 31, 2016, total unamortized debt issuance costs were $10 million, net of $5 million of accumulated amortization.

NOTE 15—FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the three months ended March 31, 2017. Our financial instruments are detailed in the following table.

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Cash and cash equivalents	$171	$171	$126	$126
Restricted cash and cash equivalents	70	70	118	118
Financing receivables	19	19	19	19
Vacation ownership mortgages receivable	711	735	719	737
Investments in marketable securities	15	15	14	14
Securitized debt	398	399	430	425
Revolving credit facility(1)	(256)	(260)	(236)	(240)
Senior notes(1)	(345)	(358)	(344)	(361)

(1)

The carrying value of our revolving credit facility and senior notes as of March 31, 2017 include $4 million and $5 million of unamortized debt issuance costs, respectively, and $4 million and $6 million as of December 31, 2016, which are presented as a direct reduction of the corresponding liability.

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

The financing receivables as of March 31, 2017 are presented in our condensed consolidated balance sheet within other non‑current assets and principally pertain to a convertible secured loan to CLC that matures October of 2019 with interest payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion. The carrying value of this financing receivable approximates fair value through inputs inherent to the originating value of this loan, such as interest rates and ongoing credit risk accounted for through non‑recurring adjustments for estimated credit losses as necessary (Level 2). The stated interest rate on this loan is comparable to market. Interest is recognized within our “Interest income” line item in our condensed consolidated statements of income for the three months ended March 31, 2017 and 2016.

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

Investments in marketable securities consist of marketable securities (mutual funds) related to deferred compensation plans which are funded in a Rabbi trust as of March 31, 2017 and December 31, 2016 and classified as other noncurrent assets in the accompanying condensed consolidated balance sheets. Participants in the deferred compensation plan unilaterally determine how their compensation deferrals are invested within the confines of the Rabbi trust which holds the marketable securities. Consequently, management has designated these marketable securities as trading investments, as allowed by applicable accounting guidance, even though there is no intent by ILG to actively buy or sell securities with the objective of generating profits on short‑term differences in market prices. These marketable securities are recorded at a fair value of $15 million and $14 million as of March 31, 2017 and December 31, 2016, respectively, based on quoted market prices in active markets for identical assets (Level 1). We recognized a $1 million unrealized trading gain each for the three months ended March 31, 2017 and March 31, 2016. These unrealized trading gains have an accompanying offsetting adjustment to employee compensation expense, and are each included within general and administrative expenses in the accompanying condensed consolidated statement of income. See Note 17 for further discussion in regards to this deferred compensation plan.

Our non-public, securitized debt fair value is determined based upon discounted cash flows for the debt using Level 3 inputs such as rates deemed reasonable for the type of debt, prevailing market conditions and the length of maturity for the debt.

Borrowings under our senior notes (issued April 2015) and revolving credit facility are carried at historical cost and adjusted for principal payments. The fair value of our senior notes was estimated at March 31, 2017 and December 31, 2016 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our senior notes (Level 2). The carrying value of the outstanding balance under our revolving credit facility, exclusive of debt issuance costs, approximates fair value as of March 31, 2017 and December 31, 2016 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

NOTE 16—EQUITY

ILG has 300 million authorized shares of common stock, par value of $0.01 per share. At March 31, 2017, there were 133.8 million shares of ILG common stock issued, of which 124.8 million are outstanding with 9.0 million shares held as treasury stock. At December 31, 2016, there were 133.5 million shares of ILG common stock issued, of which 124.7 million were outstanding with 8.9 million shares held as treasury stock.

ILG has 25 million authorized shares of preferred stock, par value of $0.01 per share, none of which are issued or outstanding as of March 31, 2017 and December 31, 2016. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

In connection with the acquisition of Vistana in May 2016, we issued 72.4 million shares of ILG common stock, valued at $1 billion as of the acquisition date, to the holders who received Vistana common stock in the spin-off from its former parent.

Dividend Declared

In February 2017, our Board of Directors declared a quarterly dividend payment of $0.15 per share paid in March 2017 of $19 million.

In May 2017, our Board of Directors declared a $0.15 per share dividend payable June 20, 2017 to shareholders of record on June 6, 2017.

Stockholder Rights Plan

In June 2009, ILG’s Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a stockholders rights plan and declared a dividend of one right for each outstanding share of common stock held by our stockholders of record as of the close of business on June 22, 2009. The rights attach to any additional shares of common stock issued after June 22, 2009. These rights, which trade with the shares of our common stock, currently are not exercisable. Under the rights plan, these rights will be exercisable if a person or group acquires or commences a tender or exchange offer for 15% or more of our common stock. The rights plan provides certain exceptions for acquisitions by Liberty Interactive Corporation in accordance with an agreement entered into with ILG in connection with its spin‑off from IAC/InterActiveCorp (IAC). If the rights become exercisable, each right will permit its holder, other than the “acquiring person,” to purchase from us shares of common stock at a 50% discount to the then prevailing market price. As a result, the rights will cause substantial dilution to a person or group that becomes an “acquiring person” on terms not approved by our Board of Directors.

Share Repurchase Program

In November 2016, the Board authorized repurchases of up to $50 million of ILG common stock, with $49 million available for repurchases as of December 31, 2016. During the three months ended March 31, 2017, we repurchased 159,000 shares of common stock for approximately $3 million, including commissions. The remaining availability for future repurchases of our common stock was $46 million as of March 31, 2017. Acquired shares of our common stock are held as treasury shares carried at cost on our condensed consolidated balance sheets.

Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements, restrictions under our Tax Matters Agreement with Starwood, and other factors. This program may be modified, suspended or terminated by us at any time without notice.

Accumulated Other Comprehensive Loss

Entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the three months ended March 31, 2017, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments, as disclosed in our accompanying condensed consolidated statements of comprehensive income.

Noncontrolling Interests

Noncontrolling Interest—VRI Europe

In connection with the VRI Europe transaction on November 4, 2013, CLC was issued a noncontrolling interest in VRI Europe representing 24.5% of the business, which was determined based on the purchase price paid by ILG for its 75.5% ownership interest as of the acquisition date. As of March 31, 2017 and December 31, 2016, this noncontrolling interest amounts to $27 million and $26 million, respectively, and is presented on our condensed consolidated balance sheets as a component of equity. The change from December 31, 2016 to March 31, 2017 relates to the recognition of the noncontrolling interest holder’s proportional share of VRI Europe’s earnings, as well as the translation effect on the foreign currency based amount.

The parties have agreed not to transfer their interests in VRI Europe or CLC’s related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG’s VRI Europe shares in connection with a sale of the entire CLC resort business subject to achieving minimum returns and a preemptive right by ILG. As of March 31, 2017, there have been no changes in ILG’s ownership interest in VRI Europe.

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

NOTE 17—BENEFIT PLANS

Under retirement savings plans sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre‑tax earnings, but not more than statutory limits. ILG provides a discretionary match of fifty cents for each dollar a participant contributes into a plan with a maximum contribution of 3% of a participant’s eligible earnings, with employees participating in the safe harbor plan, also receiving a 100% match for the first 1% of the participant’s eligible earnings, subject to Internal Revenue Service (“IRS”) restrictions. Net matching contributions for the ILG plans were $3 million and $1 million for the three months ended March 31, 2017 and 2016, respectively. Matching contributions were invested in the same manner as each participant’s voluntary contributions in the investment options provided under the plans.

Effective August 20, 2008, a deferred compensation plan (the “Director Plan”) was established to provide non‑employee directors of ILG an option to defer director fees on a tax‑deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 63,654 share units were outstanding at March 31, 2017. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

Effective October 1, 2014, a non-qualified deferred compensation plan (the “DCP”) was established to allow eligible employees of ILG an option to defer compensation on a tax-deferred basis. Participants in the DCP currently include only certain HVO and Vistana employees that participated in similar plans prior to their respective acquisitions. Participants are fully vested in all amounts held in their individual accounts. Participants have only an unsecured claim against ILG for the future payment of the deferred amounts, although payment is indirectly secured through a fully funded Rabbi trust. The Rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi trust are not available for general corporate purposes. Amounts in the Rabbi trust are invested in mutual funds, as selected by participants, which are designated as trading securities and carried at fair value. As of March 31, 2017, the fair value of the investments in the Rabbi trust was $15 million, which is recorded in other non-current assets with the corresponding deferred compensation liability recorded in other long-term liabilities in the condensed consolidated balance sheets. Unrealized gains or losses are offset by a corresponding adjustment to compensation expense, all within general and administrative expense in our condensed consolidated income statements.

NOTE 18—STOCK‑BASED COMPENSATION

On May 21, 2013, ILG adopted the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock‑based awards. RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. Each RSU is subject to service‑based vesting, where a specific period of continued employment must pass before an award vests. We grant awards subject to graded vesting (i.e., portions of the award vest at different times during the vesting period) or to cliff vesting (i.e., all awards vest at the end of the vesting period). In addition, certain RSUs are subject to attaining specific performance criteria. As of March 31, 2017, 3 million shares were available for future issuance under the 2013 Stock and Incentive Compensation Plan.

The Compensation Committee granted during the first quarter of 2017, 870,000 RSUs generally vesting over three years and during the first quarter of 2016, 750,000 RSUs generally vesting over four years, to certain officers, board of directors and employees of ILG and its subsidiaries. Of these RSUs granted in 2017 and 2016, approximately 229,000 and 140,000, respectively, cliff vest in three years and approximately 213,000 and 105,000, respectively, are subject to performance criteria that could result between 0% and 200% of these awards being earned either based on defined adjusted EBITDA, revenue, or relative total shareholder return targets over the respective performance period, as specified in the award document.

For the 2017 and 2016 RSUs subject to relative total shareholder return performance criteria, the number of RSUs that may ultimately be awarded depends on whether the market condition is achieved. We used a Monte Carlo simulation analysis to estimate a per unit grant date fair value of $28.23 for 2017 and $13.13 for 2016, for these performance based RSUs. This analysis estimates the total shareholder return ranking of ILG as of the grant date relative to two peer groups approved by the Compensation Committee, over the remaining performance period. The expected volatility of ILG’s common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk‑free interest rate assumption was based on observed interest rates consistent with the approximate three – year performance measurement period.

Non‑cash compensation expense related to RSUs and restricted stock for the three months ended March 31, 2017 and 2016 was $6 million and $3 million, respectively. At March 31, 2017, there was approximately $39 million of unrecognized compensation cost related to RSUs and restricted stock, which is currently expected to be recognized over a weighted average period of approximately 2.4 years.

The amount of stock‑based compensation expense recognized in the condensed consolidated statements of income for periods prior to January 1, 2017 is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate was estimated at the grant date based on historical experience. With the adoption of ASU 2016-09 on January 1, 2017, we no longer reduce stock-based compensation by estimated forfeitures. Instead we account for forfeitures when they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date value of the award tranche that is actually vested at that date.

Non‑cash stock‑based compensation expense related to equity awards is included in the following line items in the accompanying condensed consolidated statements of income for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
Cost of sales	$1	$—
Selling and marketing expense	1	—
General and administrative expense	4	3
Non-cash compensation expense	$6	$3

The following table summarizes RSU activity during the three months ended March 31, 2017:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(In millions)
Non-vested RSUs at January 1, 2017	3	$16.71
Granted	1	20.24
Vested	(1)	18.18
Forfeited	—	32.30
Non-vested RSUs at March 31, 2017	3	$17.25

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

For the three months ended March 31, 2017 and 2016, ILG recorded income tax provisions for continuing operations of $25 million and $13 million, respectively, which represent effective tax rates of 35.9% and 35.7% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes and other tax items partially offset by foreign income taxed at lower rates.

As of March 31, 2017, there were no material changes to ILG’s unrecognized tax benefits and related interest. In connection with the acquisition of Vistana, Starwood and ILG entered into a Tax Matters Agreement. Under the Tax Matters Agreement, Starwood indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-close period. Accordingly, any unrecognized tax benefits for Vistana related to the pre-close period that are the obligation of its former parent have not been recorded. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense.

ILG files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. As of March 31, 2017, no open tax years are currently under examination by the IRS. The U.S. federal statute of limitations for years prior to and including 2012 has closed. ILG’s consolidated state tax return for the open tax years, 2013 through 2015, is currently under examination by the State of Florida. No other tax years are currently under examination in any material state and local jurisdictions. Vistana, by virtue of previously filed consolidated tax returns with Starwood, is under audit by the IRS for several pre-close periods. Vistana is also under audit in Mexico for the tax year ended December 31, 2012. Under the Tax Matters Agreement, Starwood indemnifies ILG for all income tax liabilities and related interest and penalties for the pre-close period.

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

Our Vacation Ownership segment engages in the management, sales, marketing, financing, rental and ancillary services, and development of VOIs as well as related services to owners and associations. Our Exchange and Rental segment offers access to vacation accommodations and other travel‑related transactions and services to members of our programs and other leisure travelers, by providing vacation exchange services and vacation rental, working with resort developers, HOAs and operating vacation rental properties.

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

Information on reportable segments and reconciliation to consolidated operating income is as follows (in millions):

	Three Months Ended
	March 31,
	2017	2016
Vacation Ownership:
Resort operations revenue	$58	$5
Management fee revenue	30	21
Sales of vacation ownership products, net	110	9
Consumer financing revenue	21	2
Cost reimbursement revenue	62	15
Total revenue	281	52
Cost of service and membership related	13	8
Cost of sales of vacation ownership products	27	6
Cost of rental and ancillary services	52	2
Cost of consumer financing	6	—
Cost reimbursements	62	15
Total cost of sales	160	31
Royalty fee expense	10	1
Selling and marketing expense	59	3
General and administrative expense	24	14
Amortization expense of intangibles	2	1
Depreciation expense	10	—
Segment operating income	$16	$2

	Three Months Ended
	March 31,
	2017	2016
Exchange and Rental:
Transaction revenue	$59	$58
Membership fee revenue	35	30
Ancillary member revenue	2	2
Total member revenue	96	90
Club rental revenue	30	3
Other revenue	5	6
Rental management revenue	14	13
Cost reimbursement revenue	26	22
Total Exchange and Rental revenue	171	134
Cost of service and membership related sales	19	16
Cost of sales of rental and ancillary services	26	12
Cost reimbursements	26	22
Total cost of sales	71	50
Royalty fee expense	—	1
Selling and marketing expense	14	14
General and administrative expense	30	24
Amortization expense of intangibles	3	2
Depreciation expense	5	5
Segment operating income	$48	$38

	Three Months Ended
	March 31,
	2017	2016
Consolidated:
Revenue	$452	$186
Cost of sales	231	81
Operating expenses	157	65
Operating income	$64	$40

Selected financial information by reporting segment is presented below (in millions).

	March 31,	December 31,
	2017	2016
Total Assets:
Vacation Ownership	$2,286	$2,220
Exchange and Rental	1,118	1,084
Total	$3,404	$3,304

Geographic Information

We conduct operations through offices in the U.S. and 14 other countries. For the three months ended March 31, 2017 and 2016 revenue is sourced from over 100 countries worldwide. Other than the United States and Europe (for 2016 period), revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the three months ended March 31, 2017 and 2016.

Geographic information on revenue, based on sourcing, and long‑lived assets, based on physical location, is presented in the table below (in millions).

	Three Months Ended
	March 31,
	2017	2016
Revenue:
United States	$380	$156
Europe	16	17
All other countries(1)	56	13
Total	$452	$186

(1)	Includes countries within the following continents: Africa, Asia, Australia, North America and South America.

	March 31,	December 31,
	2017	2016
Long-lived assets (excluding goodwill and intangible assets):
United States	$479	$469
Mexico	122	107
Europe	3	4
Total	$604	$580

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

Purchase Obligations and Other Commitments

Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. The following table summarizes these items, on an undiscounted basis, at March 31, 2017 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

	Payments Due by Period
		Up to			More than
Contractual Obligations	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
	(Dollars in millions)
Debt principal(a)	$610	$—	$—	$260	$350
Debt interest(a)	153	23	55	49	26
Purchase obligations and other commitments(b)	82	34	30	18	—
Vacation ownership development commitments(c)	11	11	—	—	—
Operating leases	161	21	34	23	83
Total contractual obligations	$1,017	$89	$119	$350	$459

(a)Debt principal and projected debt interest represent principal and interest to be paid on our senior notes and revolving credit facility based on the balance outstanding as of March 31, 2017, exclusive of debt issuance costs. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of March 31, 2017. Interest on the revolving credit facility is calculated using the prevailing rates as of March 31, 2017.

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

At March 31, 2017, guarantees, surety bonds and letters of credit totaled $115 million, with the highest annual amount of $78 million occurring in year one. The total includes a guarantee by us of up to $37 million of the construction loan for the Maui project; however, as of March 31, 2017 only a negligible amount of this loan remained outstanding. The total also includes maximum exposure under guarantees of $35 million which primarily relates to our Exchange and Rental segment’s rental management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the segment’s management activities that are entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other party.

In addition, certain of our rental management agreements provide that owners receive specified percentages of the rental revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retain the balance (if any) as its fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of March 31, 2017 future amounts are not expected to be material either individually or in the aggregate.

Our operating and purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which we are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of March 31, 2017, amounts pending reimbursements are not material.

Vacation Ownership Development Commitments

With respect to vacation ownership projects under development, we estimate the cost associated with completing the phases of our vacation ownership projects currently in presales and accounted for under the percentage of completion method is approximately $11 million at March 31, 2017. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed in 2017. Only certain of our vacation ownership projects under development are currently in presales.

Letters of Credit

Additionally, as of March 31, 2017, our letters of credit totaled $12 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts required to be held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

Litigation

On December 5, 2016, individuals and entities who own or owned 107 fractional interests of a total of 372 interests created in the Fifth and Fifty-Fifth Residence Club located within The St. Regis, New York (the “Club”) filed suit against ILG, certain of our subsidiaries, Marriott International Inc. (“Marriott”) and certain of its subsidiaries including Starwood Hotels & Resorts Worldwide LLC (“Starwood”). The case is filed as a mass action in federal court in the Southern District of New York, not as a class action. In response to our request to file a motion to dismiss, the plaintiffs filed an amended complaint on March 6, 2017.  Plaintiffs principally challenge the sale of less than all interests offered in the fractional offering plan, the amendment of the plan to include additional units, and the rental of unsold fractional interests by the plan’s sponsor, claiming that alleged acts by us and the other defendants breached the relevant agreements and harmed the value of plaintiffs’ fractional interests. The relief sought includes, among other things, compensatory damages, rescission, disgorgement, attorneys’ fees, and pre- and post-judgment interest.  We filed a motion to dismiss the amended complaint on April 21, 2017.  We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On February 28, 2017, the owners association for the Club filed a separate suit against us and certain of our subsidiaries in federal court in the Southern District of New York.  On March 13, 2017, before it had served the initial complaint, Plaintiff filed an amended complaint that added Marriott and Starwood as defendants and added additional claims.  The amended complaint asserts claims against the sponsor of the Club, St. Regis Residence Club, New York, Inc., the Club manager, St. Regis New York Management, Inc., and certain affiliated entities, as well as against Marriott and Starwood, for alleged breach of fiduciary duties principally related to sale and rental practices, tortious interference with the management agreement, alleged breach of the original purchase agreements with certain owners, alleged breach of an unspecified duty of good faith and fair dealing, and seeks certain declaratory relief in connection with the Starpoints conversion program and the exchange program at the Club.  In addition to the declaratory relief sought, Plaintiff seeks unspecified actual damages, punitive damages, and disgorgement of payments under the management and purchase agreements, as well as related agreements. We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

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

The following tables present consolidating financial information as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 for ILG on a stand‑alone basis, the Issuer on a stand‑alone basis, the combined Guarantor Subsidiaries of ILG (collectively, the “Guarantor Subsidiaries”), the combined non-guarantor subsidiaries of ILG (collectively, the “Non-Guarantor Subsidiaries”) and ILG on a consolidated basis (in millions).

Balance Sheet as of March 31, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations		ILG Consolidated
Current assets	$1	$3	$615	$266	$		$885
Property and equipment, net	1	-	430	173			604
Goodwill and intangible assets, net	-	267	643	98			1,008
Investments in subsidiaries	672	1,356	780			(2,808)	-
Other assets	-	-	447	460			907
Total assets	$674	$1,626	$2,915	$997		$(2,808)	$3,404

Current liabilities	$2	$9	$387	$180	$		$578
Other long-term liabilities			275	326			601
Long term debt		601	-	-			601
Intercompany liabilities (receivables) / equity	(924)	344	896	(316)			-
Redeemable noncontrolling interest			1				1
ILG stockholders' equity	1,596	672	1,356	780		(2,808)	1,596
Noncontrolling interests				27			27
Total liabilities and equity	$674	$1,626	$2,915	$997		$(2,808)	$3,404

Balance Sheet as of December 31, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations		ILG Consolidated
Current assets	$1	$2	$491	$252	$		$746
Property and equipment, net	1	-	420	159			580
Goodwill and intangible assets, net	-	267	648	96			1,011
Investments in subsidiaries	619	1,289	390	-		(2,298)	-
Other assets	-	-	461	506			967
Total assets	$621	$1,558	$2,410	$1,013		$(2,298)	$3,304

Current liabilities	$1	$5	$345	$168	$		$519
Other long-term liabilities			266	345			611
Long term debt		580					580
Intercompany liabilities (receivables) / equity	(947)	354	509	84			-
Redeemable noncontrolling interest		-	1	-			1
ILG stockholders' equity	1,567	619	1,289	390		(2,298)	1,567
Noncontrolling interests		-	-	26			26
Total liabilities and equity	$621	$1,558	$2,410	$1,013		$(2,298)	$3,304

Statement of Income for the Three Months Ended March 31, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations		ILG Consolidated
Revenue	$-	$-	$379	$73	$		$452
Operating expenses	(2)	-	(333)	(53)			(388)
Interest (expense) income, net	-	(6)	2	(1)			(5)
Other income (expense), net (1)	45	49	17	10		(111)	10
Income tax (provision) benefit	1	2	(17)	(11)			(25)
Equity in earnings from unconsolidated entities	-		1				1
Net income	44	45	49	18		(111)	45
Net loss (income) attributable to noncontrolling interests	-	-	-	(1)		-	(1)
Net income attributable to common stockholders	$44	$45	$49	$17		$(111)	$44

Statement of Income for the Three Months Ended March 31, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$160	$26	$-	$186
Operating expenses	(1)	-	(124)	(21)	-	(146)
Interest (expense) income, net	-	(7)	1	-	-	(6)
Other income (expense), net (1)	23	27	3	1	(53)	1
Income tax (provision) benefit	-	3	(14)	(2)	-	(13)
Equity in earnings from unconsolidated entities	-	-	1	-	-	1
Net income	22	23	27	4	(53)	23
Net loss (income) attributable to noncontrolling interests	-	-	-	(1)	-	(1)
Net income attributable to common stockholders	$22	$23	$27	$3	$(53)	$22

Statement of Cash Flows for the Three Months Ended March 31, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by operating activities	$-	$1	$10	$77	$88
Cash flows used in investing activities	-	-	(17)	(5)	(22)
Cash flows provided by (used in) financing activities	-	(1)	24	(43)	(20)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	(1)	(1)
Cash and cash equivalents at beginning of period	-	-	38	88	126
Cash and cash equivalents at end of period	$-	$-	$55	$116	$171

Statement of Cash Flows for the Three Months Ended March 31, 2016	ILG	ILG	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by operating activities	$-	$1	$35	$4	$40
Cash flows used in investing activities	-	-	(13)	-	(13)
Cash flows used in financing activities	-	(1)	(15)	(5)	(21)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	(2)	(2)
Cash and cash equivalents at beginning of period	-	-	14	79	93
Cash and cash equivalents at end of period	$-	$-	$21	$76	$97

(1)	Includes equity in net income of wholly-owned subsidiaries.

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

GENERAL

The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three months ended March 31, 2017. This section should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report as well as our 2016 Annual Report on Form 10‑K, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This discussion includes the following sections:

•	Management Overview

•	Results of Operations

•	Financial Position, Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	ILG’s Principles of Financial Reporting

•	Reconciliations of Non‑GAAP Measures

MANAGEMENT OVERVIEW

General Description of our Business

ILG is a leading provider of professionally delivered vacation experiences and the exclusive global licensee for the Hyatt®, Sheraton®  and Westin® brands in vacation ownership. We operate in two segments: Vacation Ownership (VO) and Exchange and Rental. The Vacation Ownership operating segment consists of the VOI sales and financing business of Vistana and HVO as well as the management related business of Vistana, HVO, VRI, TPI, VRI Europe. The Exchange and Rental operating segment consists of Interval, the Vistana Signature Network, the Hyatt Residence Club, the TPI exchange business, and Aqua-Aston Holdings, Inc.

Vacation Ownership engages in the sales, marketing, financing, and development of vacation ownership interests; the management of vacation ownership resorts; and related services to owners and associations. Exchange and Rental offers access to vacation accommodations and other travel‑related transactions and services to members of our programs and other leisure travelers, by providing vacation exchange services and vacation rentals, working with resort developers, HOAs and operating vacation rental properties.

Vacation Ownership Services

Revenue from the Vacation Ownership segment is derived principally from sales of VOIs by Vistana and HVO, interest income earned for financing these sales, fees for vacation ownership resort and homeowners’ association management services and rental and ancillary revenues, including from hotels owned by Vistana and HVO.

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

Sales of VOIs may be made for cash or we may provide financing to qualified customers. These loans generally bear interest at a fixed rate, have a term of up to 15 years and require a minimum 10% down payment. The typical financing agreement provides for monthly payments of principal and interest, with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable. Our financing propensity for the three months ended March 31, 2017 was approximately 68%. Historical default rates, which represent the trailing twelve months of defaults as a percentage of each period’s beginning gross vacation ownership notes receivable balance, was 4.3% as of March 31, 2017 and 4.4% as of December 31, 2016.

We have exclusive global master license agreements with Starwood Hotels & Resorts Worldwide, LLC (Starwood) for use of the Sheraton® and Westin® brands in vacation ownership and with Hyatt Hotels Corporation for the use of the Hyatt®  brand in vacation ownership.

We provide management services to over 200 vacation ownership properties and/or their associations through Vistana, HVO, TPI, VRI and VRI Europe. Vistana and HVO provide management services for their respective branded luxury and upper upscale resorts. TPI and VRI provide property management, homeowners’ association management and related services to timeshare resorts in the United States, Canada and Mexico. VRI Europe manages vacation ownership resorts in Spain and the Canary Islands, the United Kingdom, France and Portugal. Our management services are provided pursuant to agreements with terms generally ranging from one to ten years (several indefinite lived contracts in Europe), many of which are automatically renewable. Management fees are negotiated amounts for management and other specified services, and at times are based on a cost-plus arrangement.

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

Interval, which operates the Interval Network, has been a leader in the vacation exchange services industry since its founding in 1976. As of March 31, 2017, this quality global vacation ownership membership exchange network included Vistana Signature Network and Hyatt Residence Club resorts and owners among its large and diversified base of participating resorts consisting of approximately 3,000 resorts located in over 80 countries and approximately 1.8 million members.

Interval typically enters into exclusive multi-year contracts with developers of vacation ownership resorts, pursuant to which the resort developers agree to enroll all purchasers of vacation interests at the applicable resort as members of the Interval exchange program. Members may also enroll directly, for instance, when they purchase a VOI through resale or HOA affiliation at a resort that participates in the Interval Network. In return, Interval provides enrolled purchasers with the ability to exchange their VOI occupancy rights (whether denominated in weeks or points) for comparable, alternative accomodations at another resort and/or occupancy period, or for another vacation experience.

Both the Vistana Signature Network and the Hyatt Residence Club provide enhanced flexibility for owners to utilize their VOIs within the applicable network. In exchange for these services, we earn club and transaction fees. The Vistana Signature Network currently encompasses owners at 20 resorts while the Hyatt Residence Club has 16 resorts. We also operate additional exchange programs including TPI’s exchange business.

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

International Revenue

International revenue increased by 138% to $72 million in the three months ended March 31, 2017 compared to the same period in 2016, principally due to including Vistana and its Mexican and Caribbean operations. As a percentage of our total revenue, international revenue remained consistent in the three months ended March 31, 2017, at 16%, when compared to the same period in 2016.

Other Factors Affecting Results

On May 11, 2016, we acquired the vacation ownership business of Starwood Hotels & Resorts Worldwide, or Starwood, known as Vistana. The results of operations of this business are included in our consolidated results following the acquisition date within both our Vacation Ownership and Exchange and Rental segments. Consequently, this acquisition will affect the year-over-year comparability of our results of operations for the year ended December 31, 2017 with respect to comparisons against the pre-acquisition interim periods of the prior year. In September 2016, Starwood was acquired by Marriott International, Inc.

Vacation Ownership

The Vistana acquisition has increased our focus on sales and financing of VOIs, which drives a number of recurring fee-for-service revenues such as management fees and the club exchange revenues discussed further below. Effective lead generation is a key driver of both contract sales and volume per guest. Costs for new purchasers are generally higher than those for upgrading or selling additional VOIs to existing owners, however, sales to new owners are important for future revenue streams.

In addition, changes to prevailing interest rates may affect our financing results to the extent we adjust the interest rate we charge or pay a higher rate for receivables financing transactions or other debt. The rentals in this segment are sourced from developer-owned inventory as well as revenue from the hotels included in the Vistana and HVO businesses. These operations are sensitive to the same factors as the club rentals described further below.

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

Vistana, HVO, TPI and VRI also offer vacation rental services to HOAs and, in some cases, to individual timeshare owners. Vistana and HVO provides management services to HOAs and resorts that participate in their systems. VRI Europe manages resorts developed by CLC World Resorts, our joint venture partner in VRI Europe, as well as independent homeowners’ associations.

Over the past year, we have been investing in our sales platform, including sales and marketing talent, and have been developing new sales centers in Key West, Los Cabos and Maui, as well as reopening our sales center in Bonita Springs.

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

Our 2017 results continue to be negatively affected by a shift in the percentage mix of the Interval Network membership base from traditional and direct renewal members to corporate members. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate; however, these members tend to have a lower propensity to transact with us as corporate developers often operate their own proprietary exchange programs. Membership mix as of March 31, 2017 included 55% traditional and 45% corporate members, compared to 57% and 43%, respectively, as of March 31, 2016.

An increasingly important part of the value proposition we provide to our members consists of rentals. In the Interval Network, Getaways provide additional discounted vacation opportunities for members without the need to exchange their VOIs, while our proprietary clubs rent inventory in order to provide exchange opportunities to branded hotels through the SPG® and Hyatt Gold Passport® programs, as applicable. These rentals and our Aqua-Aston business are sensitive to general economic conditions, inventory supply and pricing in the applicable markets

Outlook

We expect additional consolidation within the vacation ownership industry leading to increased competition in our businesses. This leads to challenges for our external exchange business that relies on new buyers for additional members. Through the growth of our proprietary clubs, we plan to increase customer engagement and generate new members.

Our vacation ownership sales and financing businesses are positioned to grow through development of additional phases at existing resorts, converting properties to vacation ownership, adding resorts in attractive markets and expanding our sales distribution capabilities. In April 2017, we opened The Westin Los Cabos Resort Villas & Spa and The Westin Nanea Ocean Villas. For the remainder of 2017, we expect to open additional phases at the following resorts:

•	The Westin Nanea Ocean Villas
•	The Westin Desert Willow Villas, Palm Desert
•	The Westin St. John Resort Villas
•	Hyatt Wild Oak Ranch

Additionally, we opened sales centers in April 2017 in Maui and Los Cabos, and expect sales centers in Key West and Bonita Springs to be completed in 2017. As we expand our sales distribution, we have faced competition for talent.

RESULTS OF OPERATIONS

Operating Statistics

	Three Months Ended March 31,
	2017	% Change	2016

Vacation Ownership
Total timeshare contract sales (in millions)(1)	$137	NM	$26
Consolidated timeshare contract sales (in millions)(2)	$117	NM	$7
Average transaction price(3)	$18,481	1%	$18,362
Volume per guest(4)	$3,179	40%	$2,270
Tour flow(5)	36,776	NM	3,049

Exchange and Rental
Total active members at end of period (000's) (6)	1,829	0%	1,824
Average revenue per member (7)	$52.12	6%	$49.36

Including Vistana as if acquired January 1, 2016:

Vacation Ownership
Total timeshare contract sales (in millions)(1)	$137	3%	$133
Consolidated timeshare contract sales (in millions)(2)	$117	4%	$112
Average transaction price(3)	$18,481	2%	$18,151
Volume per guest(4)	$3,179	(5)%	$3,330
Tour flow(5)	36,776	9%	33,691

Exchange and Rental
Average revenue per member (7)	$52.12	(2)%	$53.28

(1)

Represents total timeshare interests sold at consolidated and unconsolidated projects pursuant to purchase agreements, net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period.

(2)

Represents total timeshare interests sold at consolidated projects pursuant to purchase agreements, net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period.

(3)	Represents consolidated timeshare contract sales divided by the net number of transactions during the period.
(4)	Represents consolidated timeshare contract sales divided by tour flow during the period.
(5)	Represents the number of sales presentations given at sales centers (other than at unconsolidated properties) during the period.
(6)

Represents active members of the Interval Network as of the end of the period. Active members are members in good standing that have paid membership fees and any other applicable charges in full as of the end of the period or are within the allowed grace period. All Hyatt Residence Club members and Vistana Signature Network members are also members of the Interval Network.

(7)

Represents membership fee revenue, transaction revenue and ancillary member revenue for the Interval Network, Hyatt Residence Club and Vistana Signature Network for the applicable period divided by the monthly weighted average number of active members during the applicable period.

Revenue

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

	Three Months Ended March 31,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership
Resort operations revenue	$58	NM	$5
Management fee revenue	30	43%	21
Sales of vacation ownership products, net	110	NM	9
Consumer financing revenue	21	NM	2
Cost reimbursement revenue	62	NM	15
Total Vacation Ownership revenue	281	NM	52
Exchange and Rental
Transaction revenue	59	2%	58
Membership fee revenue	35	17%	30
Ancillary member revenue	2	0%	2
Total member revenue	96	7%	90
Club rental revenue	30	NM	3
Other revenue	5	(17)%	6
Rental management revenue	14	8%	13
Cost reimbursement revenue	26	18%	22
Total Exchange and Rental revenue	171	28%	134
Total ILG revenue	$452	143%	$186

Revenue for the three months ended March 31, 2017 of $452 million increased $266 million, or 143%, compared to revenue of $186 million in 2016 period. Vacation Ownership segment revenue of $281 million increased $229 million, or 440%, while Exchange and Rental segment revenue of $171 million increased $37 million, or 28%, in the quarter compared to prior year.

Vacation Ownership

Vacation Ownership segment revenue, excluding cost reimbursements, increased $182 million, or 492%, in the first quarter of 2017 compared to 2016. This increase over the prior period resulted from the Vistana acquisition. Excluding Vistana and cost reimbursements, segment revenue decreased by $1 million, or 3%, driven by lower GAAP recognition of sales of consolidated vacation ownership products. However, consolidated timeshare contract sales were up $1 million year-over-year.

Exchange and Rental

Exchange and Rental segment revenue, excluding cost reimbursements, increased $33 million, or 29%, in the quarter compared to 2016. This increase is due to the inclusion of Vistana in our results subsequent to the acquisition. Excluding Vistana and cost reimbursements, segment revenue in the quarter was largely in-line with the prior year. The quarter’s activity was unfavorably impacted by the continued shift in the percentage mix of our membership base from traditional to corporate members. This was offset largely by an increase in rental management revenue of $1 million, or 8% primarily attributable to higher occupancy and average daily rates.

Cost of Sales and Royalty Fee Expense

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

	Three Months Ended
	March 31,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership
Cost of service and membership related	$13	63%	$8
Cost of sales of vacation ownership products	27	NM	6
Cost of rental and ancillary services	52	NM	2
Cost of consumer financing	6	NM	—
Cost reimbursements	62	NM	15
Total Vacation Ownership cost of sales	160	NM	31
Exchange and Rental
Cost of service and membership related sales	19	19%	16
Cost of sales of rental and ancillary services	26	117%	12
Cost reimbursements	26	18%	22
Total Exchange and Rental cost of sales	71	42%	50
Total ILG cost of sales	$231	185%	$81

Royalty fee expense	$10	NM	$2

Margin metrics:
ILG:
Gross margin	49%	(13)%	56%
Gross margin without cost reimbursement revenue/expenses	61%	(14)%	70%
Vacation Ownership:
Gross margin	43%	7%	40%
Gross margin without cost reimbursement revenue/expenses	55%	(3)%	57%
Exchange and Rental:
Gross margin	58%	(7)%	63%
Gross margin without cost reimbursement revenue/expenses	69%	(8)%	75%

Cost of sales is organized on our condensed consolidated income statement by the respective revenue line items and consists primarily of the following general expense types:

•

Compensation and other employee‑related costs (including stock‑based compensation) for personnel engaged in providing services to members, property owners and/or guests of our respective segment businesses.

•	Inventory costs associated with vacation ownership sales;
•	Costs related to our resort operations activities, including maintenance fees on unsold inventory and subsidy payments to HOAs;

•	Consumer financing expenses representing costs incurred in support of the financing, servicing and securitization processes, as well as interest expense on securitized debt.
•	Other expenses such as costs necessary to operate certain of our VO managed properties and costs of rental inventory used primarily for Getaways included within the Exchange and Rental segment.

Cost of sales for the three months ended March 31, 2017 increased $150 million from 2016 due to the inclusion of Vistana’s results subsequent to our acquisition. This increase consists of $129 million from our Vacation Ownership segment and $21 million from our Exchange and Rental segment. Overall gross margin was 49% in the quarter.

Vacation Ownership

The increase of $82 million in cost of sales, excluding cost reimbursements, from the Vacation Ownership segment was attributable to the inclusion of Vistana in our results. Excluding cost reimbursements and Vistana, cost of sales in this segment was consistent with the prior year. Gross margin for this segment excluding Vistana and cost reimbursements decreased 198 basis points to 55% in the quarter compared to 57% last year.

Exchange and Rental

Gross margin for the Exchange and Rental segment in the period, excluding cost reimbursements, decreased 603 basis points to 69% when compared to the prior year. Excluding cost reimbursements and Vistana, cost of sales were lower by $2 million, or 6%, and gross margin improved by 126 basis points in quarter compared with the prior year. The decrease reflects lower costs of rental and ancillary services.

Royalty Fee Expense

Royalty fee expense for the quarter pertains to costs incurred pursuant to our exclusive global licenses for the Hyatt®, Sheraton® and Westin® brands in vacation ownership. The increase of $8 million in royalty fee expense in period compared to prior year pertains to the inclusion of Vistana in our results.

Selling and Marketing Expense

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

	Three Months Ended
	March 31,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership	$59	NM	$3
Exchange and Rental	14	0%	14
Total ILG selling and marketing expense	$73	NM	$17
As a percentage of total revenue	16%	77%	9%
As a percentage of total revenue excluding cost reimbursement revenue	20%	76%	11%

Selling and marketing expense for our Vacation Ownership segment primarily relates to a range of marketing efforts aimed at generating prospects for our vacation ownership sales activities. These marketing efforts can include activities related to targeted promotional mailings, multi‑night vacation marketing packages and programs, premiums such as gift certificates and tickets to local attractions or events, costs to provide alternative usage options as purchase incentives, and other costs related to encouraging potential purchasers to attend sales presentations and closing transactions. Selling and marketing expenses for our Exchange and Rental segment primarily include printing costs of directories and magazines, promotions, tradeshows, agency fees, marketing fees and related commissions. Additionally, these expenses for both segments include compensation and other employee‑related costs, including stock‑based compensation and benefits for certain of our operating businesses, pertaining to personnel engaged in sales and sales support functions.

Selling and marketing expense in the first quarter of 2017 increased $56 million compared to last year, principally due to the inclusion of Vistana’s results. As a percentage of total revenue excluding cost reimbursements, sales and marketing expense during the quarter was higher by 127 basis points from last year when excluding Vistana due to continued investments in our VOI sales and marketing platform in the quarter.

General and Administrative Expense

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

	Three Months Ended
	March 31,
	2017	% Change	2016
	(Dollars in millions)
General and administrative expense	$54	42%	$38
As a percentage of total revenue	12%	(42)%	20%
As a percentage of total revenue excluding cost reimbursement revenue	15%	(42)%	26%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition related costs	14%	(40)%	23%

General and administrative expense consists primarily of compensation and other employee‑related costs (including stock‑based compensation) for personnel engaged in oversight, corporate development, finance and accounting, legal, treasury, tax, internal audit, human resources, and certain IT functions, as well as certain facilities costs, fees for professional services, benefits and other items.

The increase in general and administrative expense in the first quarter of 2017 is primarily attributable to the inclusion of Vistana. Excluding Vistana as well as acquisition related costs attributable to the transaction, general and administrative expense in the quarter was lower by $2 million compared to prior year. As a percentage of revenue excluding cost reimbursements, acquisition related expenses and Vistana, general and administrative expense was largely consistent with the prior year.

Amortization Expense of Intangibles

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

	Three Months Ended
	March 31,

	2017	% Change	2016
	(Dollars in millions)
Amortization expense of intangibles	$5	67%	$3
As a percentage of total revenue	1%	(31)%	2%
As a percentage of total revenue excluding cost reimbursement revenue	1%	(32)%	2%

Amortization expense of intangibles for the first quarter of 2017 increased $2 million over 2016 due to incremental amortization expense pertaining to the Vistana acquisition in May 2016.

Depreciation Expense

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

	2017	% Change	2016
	(Dollars in millions)
Depreciation expense	$15	200%	$5
As a percentage of total revenue	3%	23%	3%
As a percentage of total revenue excluding cost reimbursement revenue	4%	23%	3%

Depreciation expense for the first quarter of 2017 increased $10 million over 2016 largely due to incremental depreciation expense related to fixed assets acquired as part of the Vistana acquisition, in addition to other depreciable assets being placed in service subsequent to March 31, 2016. These other depreciable assets pertain primarily to software and related IT hardware.

Operating Income

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

	Three Months Ended
	March 31,
	2017	% Change	2016

	(Dollars in millions)
Vacation Ownership	$16	NM	$2
Exchange and Rental	48	26%	38
Total ILG operating income	$64	60%	$40
As a percentage of total revenue	14%	(34)%	22%
As a percentage of total revenue excluding cost reimbursement revenue	18%	(35)%	27%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition related costs	18%	(36)%	29%

Operating income in the first quarter of 2017 increased $24 million from 2016, consisting of a $14 million increase from Vacation Ownership and a $10 million increase from Exchange and Rental.

Operating income for our Vacation Ownership segment of $16 million was higher by $14 million compared to prior year, reflecting the inclusion of Vistana in our results. Excluding Vistana and acquisition related expenses, this segment’s operating income would have been in-line with the prior year.

Operating income for our Exchange and Rental segment of $48 million was higher by $10 million compared to the prior year, reflecting the favorable inclusion of Vistana in our results compared to prior year. Excluding Vistana and acquisition related expenses, this segment’s operating income would have been lower by $1 million compared to prior year.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.” Prior period amounts have been recast to conform to the current period definition of Adjusted EBITDA.

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

	Three Months Ended
	March 31,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership	$34	NM	$7
Exchange and Rental	59	26%	47
Total ILG adjusted EBITDA	$93	72%	$54
As a percentage of total revenue	21%	(29)%	29%
As a percentage of total revenue excluding cost reimbursement revenue	26%	(30)%	36%

Adjusted EBITDA for the three months ended March 31, 2017 increased by $39 million, or 72%, from 2016, consisting of increases of $27 million from our Vacation Ownership segment and $12 million from our Exchange and Rental segment.

Adjusted EBITDA of $34 million from our Vacation Ownership segment rose by $27 million, or 386%, from the prior year due to the Vistana acquisition. Excluding Vistana, adjusted EBITDA in this segment would have been in-line with the prior year.

 Adjusted EBITDA of $59 million from our Exchange and Rental segment rose by $12 million, or 26%, compared to the prior year due to the Vistana acquisition. Excluding Vistana, segment adjusted EBITDA was lower by $1 million from last year in part due to higher employee related costs.

Other Income (Expense), net

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

	Three Months Ended
	March 31,
	2017	% Change	2016
	(Dollars in millions)
Interest expense	$(5)	(17)%	$(6)
Equity in earnings from unconsolidated entities	$1	0%	$1
Other income (expense), net	$10	NM	$1

Interest expense in the quarter was consistent with the prior year and relates to interest and amortization of debt issuance costs on our amended and restated revolving credit facility and our $350 million senior notes.

Equity in earnings from unconsolidated entities relates to noncontrolling investments that are recorded under the equity method of accounting; principally, our joint venture in Hawaii which developed a vacation ownership resort for the purpose of selling VOIs. Income and losses from this joint venture are allocated based on ownership interests. See Note 7 to our condensed consolidated financial statements for related discussion.

Other income, net primarily relates to net gains and losses on foreign currency exchange related to certain foreign intercompany loans and excess cash held by foreign subsidiaries in currencies other than their functional currency. Non‑operating foreign exchange net gains were $10 million and $1 million in the first quarter of 2017 and 2016, respectively. The favorable fluctuations in in the quarter were primarily driven by U.S. dollar denominated intercompany loan positions held at March 31, 2017 which were affected by the weaker dollar compared to the Mexican peso, partly offset by the remeasurement of U.S. dollar denominated excess cash positions held by our Mexican subsidiary at year-end. The favorable fluctuations during the first quarter of 2016 were primarily driven by U.S. dollar positions held at March 31, 2016 affected primarily by the stronger dollar compared to the Egyptian Pound.

Income Tax Provision

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

For the three months ended March 31, 2017 and 2016, ILG recorded income tax provisions for continuing operations of $25 million and $13 million, respectively, which represent effective tax rates of 35.9% and 35.7% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes and other tax items partially offset by foreign income taxed at lower rates.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had $171 million of cash and cash equivalents, including $119 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $81 million is held in foreign jurisdictions, principally the United Kingdom and Mexico. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the three months ended March 31, 2017 and, as of that date, the respective cash balances were immaterial to our overall cash on hand.

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

Cash Flows Discussion

Operating Activities

Net cash provided by operating activities increased to $89 million in the three months ended March 31, 2017 from $40 million in the same period of 2016. The increase of $49 million from 2016 was principally due to higher net cash receipts largely attributable to the inclusion of Vistana, partly offset by inventory spend of $57 million at Vistana in the quarter in large part related to on-going development activities at The Westin Nanea Ocean Villas, and to higher income taxes paid of $3 million.

Investing Activities

Net cash used in investing activities of $22 million in the three months ended March 31, 2017 pertain to capital expenditures, primarily related to investments by Vistana in assets used mainly to support marketing and sales locations and resort operations (including sales centers), and IT initiatives. Net cash used in investing activities of $13 million in the three months ended March 31, 2016 primarily pertains to capital expenditures, mostly related to IT initiatives, and to an investment in an unconsolidated entity for $5 million, as well as an investment in financing receivables of $2 million.

Financing Activities

Net cash used in financing activities of $21 million in the three months ended March 31, 2017 relates to repayments of $32 million on securitized debt, cash dividend payments to ILG stockholders of $19 million, withholding taxes on the vesting of restricted stock units and restricted stock of $5 million, and repurchases of our common stock at market prices totaling $3 million, including commissions, which settled during the three months. These uses of cash were partially offset by net borrowings of $20 million on our revolving credit facility and a net decrease of $18 million in financing-related restricted cash. Net cash used in financing activities of $21 million in the three months ended March 31, 2016 related to net principal payments of $13 million on our revolving credit facility, cash dividend payments of $7 million, and withholding taxes on the vesting of restricted stock units of $1 million.

Revolving Credit Facility

On May 17, 2016, we entered into a fifth amendment to the amended credit agreement which extended the maturity of the credit facility through May 17, 2021, and modified requirements with respect to assignments by lenders in connection with the acquisition of Vistana in May of 2016. There were no other material changes under this amendment.

As of March 31, 2017, borrowings outstanding under the revolving credit facility amounted to $260 million, with $328 million available to be drawn, net of outstanding letters of credit.

Senior Notes

On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting offering related expenses, were $343 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. As of March 31, 2017, total unamortized debt issuance costs pertaining to our senior notes were $5 million.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We meet the minimum fixed charge coverage ratio as of March 31, 2017. In addition, the amended credit agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. We are also required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of March 31, 2017, the maximum consolidated secured leverage ratio was 3.25x and the minimum consolidated interest coverage ratio was 3.0x. ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.80 and 16.35, respectively.

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

Of the $375 million in proceeds from the transaction, approximately $33 million was used to repay the outstanding balance on Vistana’s 2010 securitization and the remainder was used to pay transaction expenses, fund required reserves, pay down a portion of the borrowings outstanding under our $600 million revolving credit facility and for general corporate purposes. In the first quarter of 2017, the VIE purchased approximately $19 million of loans, allowing for the release of the proceeds held in escrow as of December 31, 2016.

Free Cash Flow

Free cash flow is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.” For the three months ended March 31, 2017 and 2016, free cash flow was $54 million and $34 million, respectively. The change is mainly a result of the variance in net cash provided by operating activities and capital expenditures as discussed above.

Dividends and Share Repurchases

In February 2017, our Board of Directors declared a quarterly dividend payment of $0.15 per share paid in March 2017 of $19 million. In May 2017, our Board of Directors declared a $0.15 per share dividend payable June 20, 2017 to shareholders of record on June 6, 2017. Based on the number of shares of common stock outstanding as of March 31, 2017, at a dividend of $0.15 per share, the anticipated cash outflow would be $19 million in the second quarter of 2017. We currently expect to declare and pay quarterly dividends of similar amounts per share.

In November 2016, the Board authorized repurchases of up to $50 million of ILG common stock, $49 million of which was remaining for future repurchases as of December 31, 2016. During the three months ended March 31, 2017, we repurchased 159,000 shares for approximately $3 million, including commissions, with $46 million available for future repurchases as of quarter-end.

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

Contractual Obligations and Commercial Commitments

We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At March 31, 2017, guarantees, surety bonds and letters of credit totaled $115 million. The total includes a guarantee by us of up to $37 million of the construction loan for the Maui project. This amount represents the maximum exposure under the guarantee related to this construction loan from a legal perspective; however, our reasonable expectation of our exposure under this guarantee based on the agreements among guarantors is proportionally reduced by our ownership percentage in the Maui project to $0.2 million as of March 31, 2017. Additionally, the total also includes maximum exposure under guarantees of $35 million primarily relating to our vacation rental business’s hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the rental management activities entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

In addition, certain of the vacation rental business’s hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of March 31, 2017, future amounts are not expected to be significant, individually or in the aggregate. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of March 31, 2017, amounts pending reimbursements are not significant.

As of March 31, 2017, our letters of credit totaled $12 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

Contractual obligations and commercial commitments at March 31, 2017 are as follows:

	Payments Due by Period
		Up to			More than
Contractual Obligations	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
	(Dollars in millions)
Debt principal(a)	$610	$—	$—	$260	$350
Debt interest(a)	153	23	55	49	26
Purchase obligations and other commitments(b)	82	34	30	18	—
Vacation ownership development commitments(c)	11	11	—	—	—
Operating leases	161	21	34	23	83
Total contractual obligations	$1,017	$89	$119	$350	$459

(a)Debt principal and projected debt interest represent principal and interest to be paid on our senior notes and revolving credit facility based on the balance outstanding as of March 31, 2017, exclusive of debt issuance costs. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of March 31, 2017. Interest on the revolving credit facility is calculated using the prevailing rates as of March 31, 2017.

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

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			More than
Other Commercial Commitments(d)	Committed	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	5 Years
	(In millions)
Guarantees, surety bonds and letters of credit	$115	$78	$33	$4	$—

(d)Commercial commitments include minimum revenue guarantees related to hotel and resort management agreements, accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off‑Balance Sheet Arrangements

Except as disclosed above in our Contractual Obligations and Commercial Commitments (excluding “Debt principal”), as of March 31, 2017, we did not have any significant off‑balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S‑K.

Recent Accounting Pronouncements

Refer to Note 2 accompanying our condensed consolidated financial statements for a description of recent accounting pronouncements.

Seasonality

Refer to Note 1 accompanying our condensed consolidated financial statements for a discussion on the impact of seasonality.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other judgments and assumptions that we believe are reasonable under the circumstances. Actual outcomes could differ from those estimates. We have discussed those estimates that we believe are critical and required the use of significant judgment and use of estimates that could have a significant impact on our financial statements in our 2016 Annual Report on Form 10‑K and in Note 2 of the condensed consolidated financial statements herein. There have been no material changes to our critical accounting policies in the interim period other than the updates to our significant accounting policies described in Note 2 of the condensed consolidated financial statements herein.

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

Adjusted net income is defined as net income attributable to common stockholders excluding the impact of (1) acquisition related and restructuring costs, (2) other non‑operating foreign currency remeasurements, (3) the impact of the application of purchase accounting, (4) goodwill and asset impairments, and (5) other special items.

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

Impact of the application of purchase accounting represents the difference between amounts derived from the fair value remeasurement of assets and liabilities acquired in a business combination versus the historical basis. We believe generally this is most meaningful through the first full calendar year subsequent to an acquisition.

Other special items consists of other items that we believe are not related to our core business operations.

RECONCILIATIONS OF NON‑GAAP MEASURES

The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three months ended March 31, 2017 and 2016 (in millions). The noncontrolling interest relates to the Vacation Ownership segment.

	Three Months Ended March 31, 2017
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Adjusted EBITDA	$34	$59	$93
Non-cash compensation expense	(3)	(3)	(6)
Other non-operating income (expense), net	11	(1)	10
Acquisition related and restructuring costs	(3)	—	(3)
Asset impairments	(2)	—	(2)
Impact of purchase accounting	2	—	2
EBITDA	39	55	94
Amortization expense of intangibles	(2)	(3)	(5)
Depreciation expense	(10)	(5)	(15)
Less: Net income attributable to noncontrolling interest	1	—	1
Equity in earnings from unconsolidated entities	(1)	—	(1)
Less: Other non-operating income (expense), net	(11)	1	(10)
Operating income	$16	$48	64
Interest income			—
Interest expense			(5)
Other non-operating income, net			10
Equity in earnings from unconsolidated entities			1
Income tax provision			(25)
Net income			45
Net income attributable to noncontrolling interest			(1)
Net income attributable to common stockholders			$44

	Three Months Ended March 31, 2016
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Adjusted EBITDA	$7	$47	$54
Non-cash compensation expense	(1)	(2)	(3)
Other non-operating income, net	—	1	1
Acquisition related and restructuring costs	(3)	—	(3)
EBITDA	3	46	49
Amortization expense of intangibles	(1)	(2)	(3)
Depreciation expense	—	(5)	(5)
Less: Net income attributable to noncontrolling interest	1	—	1
Equity in earnings from unconsolidated entities	(1)	—	(1)
Less: Other non-operating income, net	—	(1)	(1)
Operating income	$2	$38	40
Interest income			—
Interest expense			(6)
Other non-operating income, net			1
Equity in earnings from unconsolidated entities			1
Income tax provision			(13)
Net income			23
Net income attributable to noncontrolling interest			(1)
Net income attributable to common stockholders			$22

The following tables present the inputs used to compute operating income and adjusted EBITDA margin for our operating segments for the three months ended March 31, 2017 and 2016 (in millions).

	Vacation Ownership
	Three Months Ended
	March 31,
	2017	2016
Revenue	$281	$52
Revenue excluding cost reimbursement revenue	219	37
Operating income	16	2
Adjusted EBITDA	34	7
Margin computations
Operating income margin	6%	4%
Operating income margin excluding cost reimbursement revenue	7%	5%
Adjusted EBITDA margin	12%	13%
Adjusted EBITDA margin excluding cost reimbursement revenue	16%	19%

	Exchange and Rental
	Three Months Ended
	March 31,
	2017	2016
Revenue	$171	$134
Revenue excluding cost reimbursement revenue	145	112
Operating income	48	38
Adjusted EBITDA	59	47
Margin computations
Operating income margin	28%	28%
Operating income margin excluding cost reimbursement revenue	33%	34%
Adjusted EBITDA margin	35%	35%
Adjusted EBITDA margin excluding cost reimbursement revenue	41%	42%

The following table reconciles cash provided by operating activities to free cash flow for the three months ended March 31, 2017 and 2016 (in millions).

	Three Months Ended
	March 31,
	2017	2016
Operating activities before inventory spend	$145	$40
Inventory spend	(57)	-
Net cash provided by operating activities	88	40
Repayments on securitizations	(32)	-
Proceeds from securitizations, net of debt issuance costs	-	-
Net changes in financing-related restricted cash	18	-
Net securitization activities	(14)	-
Capital expenditures	(22)	(7)
Acquisition-related and restructuring payments	2	1
Free cash flow	$54	$34

The following tables reconcile net income attributable to common stockholders to adjusted net income, and to adjusted earnings per share for the three months ended March 31, 2017 and 2016 (in millions).

	Three Months Ended
	March 31,
	2017	2016
Net income attributable to common stockholders	$44	$22
Acquisition related and restructuring costs	3	3
Other non-operating foreign currency remeasurements	(10)	—
Impact of purchase accounting	2	—
Asset impairments	2	—
Income tax impact on adjusting items(1)	1	(1)
Adjusted net income	$42	$24
Earnings per share attributable to common stockholders:
Basic	$0.36	$0.38
Diluted	$0.35	$0.38
Adjusted earnings per share:
Basic	$0.33	$0.41
Diluted	$0.33	$0.41
Weighted average number of common stock outstanding:
Basic	123,998	57,619
Diluted	125,582	57,954

(1)	All adjusting items were tax effected using the applicable projected annual effective tax rate since none of the adjustments were discrete to the periods.

The following table reconcile contract sales to sales of vacation ownership products, net, for the three months ended March 31, 2017 and 2016 (in millions).

	Three Months Ended
	March 31,
	2017	2016
Total timeshare contract sales	$137	$26
Provision for loan losses	(7)	—
Contract sales of unconsolidated projects	(20)	(19)
Percentage of completion	(3)	—
Other items and adjustments(1)	3	2
Sales of vacation ownership products, net	$110	$9
Provision for loan losses	7	—
Percentage of completion	3	—
Other items and adjustments(1)	(3)	(2)
Consolidated timeshare contract sales	$117	$7

(1)	Includes adjustments for incentives, other GAAP deferrals, cancelled sales, fractional sales and other items.

The following tables represent reconciliations of our revenues between our condensed consolidated income statement format and our segment presentation format for the three months ended March 31, 2017 and 2016 (in millions).

	For the Three Months Ended March 31, 2017						For the Three Months Ended March 31, 2016
	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total
Vacation Ownership
Resort operations revenue	$-	$-	$58	$-	$-	$58	$-	$-	$5	$-	$-	$5
Management fee revenue	30	-	-	-	-	30	21	-	-	-	-	21
Sales of vacation ownership products, net	-	110	-	-	-	110	-	9	-	-	-	9
Consumer financing revenue	-	-	-	21	-	21	-	-	-	2	-	2
Cost reimbursement revenue	-	-	-	-	62	62	-	-	-	-	15	15
Total Vacation Ownership revenue	30	110	58	21	62	281	21	9	5	2	15	52
Exchange and Rental
Transaction revenue	42	-	17	-	-	59	40	-	18	-	-	58
Membership fee revenue	35	-	-	-	-	35	30	-	-	-	-	30
Ancillary member revenue	2	-	-	-	-	2	2	-	-	-	-	2
Total member revenue	79	-	17	-	-	96	72	-	18	-	-	90
Club rental revenue	-	-	30	-	-	30	-	-	3	-	-	3
Other revenue	4	-	1	-	-	5	6	-	-	-	-	6
Rental management revenue	13	-	1	-	-	14	13	-	-	-	-	13
Cost reimbursement revenue	-	-	-	-	26	26	-	-	-	-	22	22
Total Exchange and Rental revenue	96	-	49	-	26	171	91	-	21	-	22	134
Total ILG revenue	$126	$110	$107	$21	$88	$452	$112	$9	$26	$2	$37	$186

Definition of ILG’s Revenue Line Items

Club rental revenue – Represents rentals generated by the Vistana Signature Network and Hyatt Residence Club mainly to monetize inventory to provide exchanges through hotel loyalty programs.

Consumer financing revenue –  Includes interest income on vacation ownership mortgages receivable, as well as loan servicing fees from unconsolidated entities.

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

Operating foreign currency exchange for the three months ended March 31, 2017 resulted in a minimal net loss for both the three months ended March 31, 2017 and 2016. This activity is attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency.

Non‑operating foreign exchange net gains were $10 million and $1 million in the first quarter of 2017 and 2016, respectively. The favorable fluctuations in in the quarter were primarily driven by U.S. dollar denominated intercompany loan positions held at March 31, 2017 which were affected by the weaker dollar compared to the Mexican peso, partly offset by the remeasurement of U.S. dollar denominated excess cash positions held by our Mexican subsidiary at year-end. The favorable fluctuations during the first quarter of 2016 was primarily driven by U.S. dollar positions held at March 31, 2016 affected primarily by the stronger dollar compared to the Egyptian Pound.

Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three months ended March 31, 2017 would result in an approximate change to revenue of $4 million. There have been no material quantitative changes in market risk exposures since December 31, 2016.

Interest Rate Risk

We are exposed to interest rate risk through borrowings under our amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement as of April 2015 is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.50%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.50%, in each case based on ILG’s leverage ratio. As of March 31, 2017, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. As of March 31, 2017, we had $260 million outstanding under our revolving credit facility; a hypothetical 100 basis point change in interest rates would result in an approximate change to interest expense of $1 million for the three months ended March 31, 2017. While we currently do not hedge our interest rate exposure, this risk is mitigated by the issuance of $350 million senior notes in April 2015 at a fixed rate of 5.625% as well as variable interest rates earned on our cash balances, as well as future securitizations are expected to be at fixed rates of interest.

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

As required by Rule 13a‑15(d) of the Exchange Act, we, under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, also evaluated whether any changes occurred to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. In connection with the May 2016 acquisition of Vistana, we have been reviewing and working to strengthen standards, systems, procedures and controls at Vistana. We are continuing to integrate Vistana into our overall control over financial reporting, as a result, there have been changes to internal controls over financial reporting during our most recent completed quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See description of legal proceedings under litigation in Note 21 to the condensed consolidated financial statements.

Item 1A. Risk Factors

See Part I, Item IA., “Risk Factors,” of ILG’s 2016 Annual Report on Form 10-K, for a detailed discussion of the risk factors affecting ILG. There have been no material changes from the risk factors described in the Annual

Report, with the following clarifications.

Under the Tax Matters Agreement, we are restricted from taking certain actions that may adversely affect the intended U.S. federal income tax treatment of the contribution, the distribution, the merger and certain related internal reorganization transactions consummated in connection with the acquisition of Vistana, and such restrictions may significantly impair our ability to implement strategic initiatives that otherwise would be beneficial.

The Tax Matters Agreement generally restricts us from taking certain actions after the merger of Vistana (the “Merger”) that may adversely affect the intended U.S. federal income tax treatment of the Merger and certain related transactions consummated in connection with Starwood’s internal reorganization. Failure to adhere to these restrictions, including in certain circumstances that may be outside of our control, could result in tax being imposed on Starwood or on Starwood shareholders for which we could bear responsibility and for which we could be obligated to indemnify Starwood. In addition, even if we are not responsible for tax liabilities of Starwood under the Tax Matters Agreement, Vistana nonetheless could be liable under applicable tax law for such liabilities if Starwood were to fail to pay such taxes. Because of these provisions in the Tax Matters Agreement, unless certain conditions are satisfied we are restricted from taking certain actions, particularly for the two years following the Merger, including (among other things) the ability to freely issue stock, to make acquisitions and to raise additional equity capital. These restrictions could have a material adverse effect on our liquidity and financial condition, and otherwise could impair our ability to implement strategic initiatives. Also, our indemnity obligation to Starwood might discourage, delay or prevent a change of control that our stockholders may consider favorable.

Even if the contribution and distribution, taken together, otherwise qualify as a reorganization under Sections 368(a) and 355 of the Code, the distribution will nonetheless be taxable to Starwood (but not to Starwood stockholders) pursuant to Section 355(e) of the Code if 50% or more of the stock of either Starwood or Vistana (including ILG’s stock after the Merger, as the parent of Vistana) is acquired, directly or indirectly (taking into account our stock acquired by Starwood stockholders in the Merger), as part of a plan or series of related transactions that includes the Distribution. In that regard, because Starwood stockholders owned more than 50% of our stock following the Merger, the Merger standing alone will not cause the Distribution to be taxable under Section 355(e) of the Code, and the Distribution Tax Opinion so provided. However, if the IRS were to determine that other acquisitions of Starwood stock or our stock are part of a plan or series of related transactions that includes the Distribution, such determination could result in the recognition of gain by Starwood (but not by Starwood stockholders) for U.S. federal income tax purposes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Unregistered Sale of Securities. None

(b)         Use of Proceeds. Not applicable

(c)          Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended March 31, 2017 by or on behalf of ILG or any “affiliated purchaser,” as defined by Rule 10b‑18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b‑18 of the Exchange Act.

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs(1)
January 2017	159,138	$17.90	159,138	$45,928,910
February 2017	—	$—	—	$45,928,910
March 2017	—	$—	—	$45,928,910

(1)

In November 2016, the Board of Directors authorized the repurchase of up to $50 million of ILG common stock. There is no time restriction on this authorization and repurchases may be made in the open‑market or through privately negotiated transactions.

Items 3‑5. Not applicable

Item 6. Exhibits

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG’s Current Report on Form 8‑K, filed on August 25, 2008
3.2	Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG’s Quarterly Report on Form 10‑Q, filed on August 11, 2009
3.3	Fourth Amended and Restated By‑Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG’s Current Report on Form 8‑K, filed on December 12, 2014
10.1†	Amended and Restated Employment Agreement between ILG, Inc. and Craig M. Nash, dated as of March 24, 2017*
10.2†	Amended and Restated Employment Agreement between ILG, Inc. and Jeanette E. Marbert, dated as of March 24, 2017*
10.3†	Amended and Restated Employment Agreement between ILG, Inc. and William L. Harvey, dated as of March 24, 2017*
10.4†	Amended and Restated Employment Agreement between ILG, Inc. and Sergio D. Rivera, dated as of March 24, 2017*
10.5†	Amended and Restated Employment Agreement between ILG, Inc. and Stephen G. Williams, dated as of March 24, 2017, as amended*
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act
31.3†	Certification of the Chief Accounting Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act
32.3††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Label Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*     Reflects management contracts and management and director compensatory plans.

†     Filed herewith.

††   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2017	ILG, INC.

	By:	/s/ William L. Harvey
William L. Harvey
Chief Financial Officer

	By:	/s/ John A. Galea
John A. Galea
Chief Accounting Officer