Form 10-Q
period 2017-06-30
ILG, Inc.
filed 2017-08-04
CIK 1434620

As filed with the Securities and Exchange Commission as of August 4, 2017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
Or
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

As of August 1, 2017, 124,913,832 shares of the registrant’s common stock were outstanding.

PART I—FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Service and membership related	$119	$110	$246	$222
Sales of vacation ownership products, net	123	49	233	58
Rental and ancillary services	97	63	204	89
Consumer financing	22	11	43	13
Cost reimbursements	89	64	176	101
Total revenues	450	297	902	483
Operating costs and expenses:
Cost of service and membership related sales	32	27	64	52
Cost of vacation ownership product sales	29	19	56	25
Cost of sales of rental and ancillary services	78	42	156	56
Cost of consumer financing	7	3	14	3
Cost reimbursements	89	64	176	101
Royalty fee expense	11	5	21	7
Selling and marketing expense	80	42	152	59
General and administrative expense	58	54	112	92
Amortization expense of intangibles	5	5	10	8
Depreciation expense	15	9	30	14
Total operating costs and expenses	404	270	791	417
Operating income	46	27	111	66
Other income (expense):
Interest income	—	—	—	1
Interest expense	(7)	(6)	(12)	(12)
Gain on bargain purchase	2	197	2	197
Other income (expense), net	(2)	1	8	2
Equity in earnings from unconsolidated entities	2	1	3	2
Total other income (expense), net	(5)	193	1	190
Earnings before income taxes and noncontrolling interests	41	220	112	256
Income tax provision	(14)	(36)	(39)	(49)
Net income	27	184	73	207
Net income attributable to noncontrolling interests	—	(1)	(1)	(1)
Net income attributable to common stockholders	$27	$183	$72	$206
Earnings per share attributable to common stockholders:
Basic	$0.22	$1.89	$0.58	$2.66
Diluted	$0.22	$1.87	$0.57	$2.64
Weighted average number of shares of common stock outstanding (in 000's):
Basic	124,384	97,091	124,191	77,355
Diluted	126,141	97,857	125,862	77,905
Dividends declared per share of common stock	$0.15	$0.12	$0.30	$0.24

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$27	$184	$73	$207
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	9	(10)	15	(14)
Total comprehensive income, net of tax	36	174	88	193
Less: Net income attributable to noncontrolling interests, net of tax	—	(1)	(1)	(1)
Less: Other comprehensive income attributable to noncontrolling interests	(1)	(2)	(2)	(3)
Total comprehensive income attributable to noncontrolling interests	(1)	(3)	(3)	(4)
Comprehensive income attributable to common stockholders	$35	$171	$85	$189

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$173	$126
Restricted cash and cash equivalents (including $12 and $32 in variable interest entities, "VIEs," respectively)	64	114
Accounts receivable, net of allowance for doubtful accounts of $0.9 and $0.4, respectively	96	97
Vacation ownership mortgages receivable, net of allowance of $2 and $1, respectively (including a net $51 and $59 in VIEs, respectively)	80	87
Vacation ownership inventory	320	197
Prepaid income taxes	37	47
Prepaid expenses	67	49
Other current assets (including $2 and $3 of interest receivables in VIEs, respectively)	34	29
Total current assets	871	746
Restricted cash and cash equivalents (including $2 in VIEs as of each date)	4	4
Vacation ownership mortgages receivable, net of allowance of $34 and $21, respectively (including a net $327 and $370 in VIEs, respectively)	630	632
Vacation ownership inventory	169	189
Investments in unconsolidated entities	57	59
Property and equipment, net	597	580
Goodwill	564	558
Intangible assets, net	447	453
Deferred income taxes	10	9
Other non-current assets	89	74
TOTAL ASSETS	$3,438	$3,304
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$55	$64
Current portion of securitized debt from VIEs	103	111
Deferred revenue	115	87
Accrued compensation and benefits	62	70
Accrued expenses and other current liabilities (including a net $1 of interest payables in VIEs)	217	187
Total current liabilities	552	519
Long-term debt	653	580
Securitized debt from VIEs	262	319
Income taxes payable, non-current	5	5
Other long-term liabilities	65	47
Deferred revenue	80	79
Deferred income taxes	174	161
Total liabilities	1,791	1,710
Redeemable noncontrolling interest	1	1
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $0.01 par value; issued 133,952,744 and 133,545,864 shares, respectively	1	1
Treasury stock— 9,037,627 and 8,878,489 shares at cost, respectively	(139)	(136)
Additional paid-in capital	1,269	1,262
Retained earnings	525	492
Accumulated other comprehensive loss	(39)	(52)
Total ILG stockholders’ equity	1,617	1,567
Noncontrolling interests	29	26
Total equity	1,646	1,593
TOTAL LIABILITIES AND EQUITY	$3,438	$3,304

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except share data)

(Unaudited)

										Accumulated
			Total ILG					Additional		Other
	Total	Noncontrolling	Stockholders’	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Equity	Interests	Equity	Amount	Shares	Amount	Shares	Capital	Earnings	Loss
Balance as of December 31, 2016	$1,593	$26	$1,567	$1	133,545,864	$(136)	8,878,489	$1,262	$492	$(52)
Net income	73	1	72	—	—	—	—	—	72	—
Other comprehensive income, net of tax	15	2	13	—	—	—	—	—	—	13
Non-cash compensation expense	12	—	12	—	—	—	—	12	—	—
Issuance of restricted stock for converted shares in connection with the Vistana acquisition	—	—	—	—	(33,279)	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of withholding taxes	(5)	—	(5)	—	436,811	—	—	(5)	—	—
Deferred stock compensation expense	(1)	—	(1)	—	—	—	—	(1)	—	—
Dividends declared on common stock	(38)	—	(38)	—	3,348	—	—	1	(39)	—
Treasury stock purchases	(3)	—	(3)	—	—	(3)	159,138	—	—	—
Balance as of June 30, 2017	$1,646	$29	$1,617	$1	133,952,744	$(139)	9,037,627	$1,269	$525	$(39)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$73	$207
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	10	8
Amortization of debt issuance costs	2	1
Depreciation expense	30	14
Allowance for losses on originated loans	15	4
Allowance for impairment on acquired loans	5	—
Accretion of mortgages receivable	3	2
Non-cash compensation expense	12	8
Deferred income taxes	14	(3)
Equity in earnings from unconsolidated entities	(3)	(2)
Gain on bargain purchase of Vistana acquisition	(2)	(197)
Changes in operating assets and liabilities, and other:
Restricted cash	31	2
Accounts receivable	4	(4)
Vacation ownership mortgages receivable (originations)	(160)	2
Vacation ownership mortgages receivable (collections)	140	—
Vacation ownership inventory (additions)	(120)	(24)
Vacation ownership inventory (disposals)	49	—
Prepaid expenses and other current assets	(19)	(4)
Prepaid income taxes and income taxes payable	9	21
Accounts payable and other current liabilities	(1)	14
Deferred income	27	5
Other, net	(6)	(1)
Net cash provided by operating activities	113	53
Cash flows from investing activities:
Acquisitions of assets	—	(77)
Capital expenditures	(48)	(25)
Investments in unconsolidated entities	—	(5)
Purchases of trading investments	—	(2)
Investment in financing receivables	—	(2)
Net cash used in investing activities	(48)	(111)
Cash flows from financing activities:
Borrowings on revolving credit facility, net	71	210
Payments of debt issuance costs	—	(2)
Payments on securitized debt	(66)	(9)
Decrease in restricted cash	20	3
Payment to former Vistana owner for subsidiary financing obligation	—	(24)
Purchases of treasury stock	(3)	(56)
Dividend payments to stockholders	(37)	(23)
Withholding taxes on vesting of restricted stock units	(5)	(1)
Net cash provided by (used in) financing activities	(20)	98
Effect of exchange rate changes on cash and cash equivalents	2	(6)
Net increase in cash and cash equivalents	47	34
Cash and cash equivalents at beginning of period	126	93
Cash and cash equivalents at end of period	$173	$127

Supplemental disclosures of cash flow information:
Issuance of stock in connection with Vistana acquisition	$—	$1,031
Interest paid, net of amounts capitalized	$17	$12
Income taxes paid, net of refunds	$16	$31

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

ILG was incorporated as a Delaware corporation in May 2008 under the name Interval Leisure Group, Inc. commenced trading on The NASDAQ Stock Market in August 2008 under the symbol "IILG", and now trades under “ILG.”

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2016 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the six months ended June 30, 2017.

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

Earnings per Share

Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of RSUs and restricted stock using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders do not include approximately 0.1 million and 0.5 million RSUs and restricted shares for the three months ended June 30, 2017 and 2016, respectively, and 0.4 million and 0.6 million RSUs and restricted shares for the six months ended June 30, 2017 and 2016, respectively, as the effect of their inclusion would have been antidilutive to earnings per share.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic weighted average shares of common stock outstanding	124,384	97,091	124,191	77,355
Net effect of common stock equivalents assumed to be vested related to RSUs and restricted stock	1,757	766	1,671	550
Diluted weighted average shares of common stock outstanding	126,141	97,857	125,862	77,905

Earnings per share for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$27,373	$183,375	$71,584	$205,554
Weighted average number of shares of common stock outstanding:
Basic	124,384	97,091	124,191	77,355
Diluted	126,141	97,857	125,862	77,905
Earnings per share attributable to common stockholders:
Basic	$0.22	$1.89	$0.58	$2.66
Diluted	$0.22	$1.87	$0.57	$2.64

Recent Accounting Pronouncements: General

With the exception of those discussed below, there are no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in our 2016 Annual Report on Form 10-K that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for annual periods beginning on or after December 15, 2017. Early adoption is permitted. We are currently assessing the future impact of this accounting standard update on our consolidated financial statements.

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

We currently expect possible areas of impact will include (i) timing adjustments to membership fee revenue resulting from estimating variable consideration, (ii) gross versus net presentation changes which would not impact profitability, (iii) capitalization of certain incremental costs to obtain a contract and (iv) the instances in which we can apply the percentage of completion revenue recognition method when construction of a vacation ownership project is not complete. We continue to evaluate the potential effects of adopting this standard and are nearing completion of our evaluation from a qualitative perspective. Consequently, given the complexities of this new standard, we are unable to determine, at this time, whether adoption of this standard will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payments Accounting” (“ASU 2016-03”), to simplify the current accounting for Stock Compensation. The areas for simplification in this update involve several aspects of the accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. In accordance with this ASU, during the current period, ILG included a net benefit of $1 million within the income tax provision. As of June 30, 2017, we have included a net benefit of $2 million within the income tax provision. In addition, with the adoption of this ASU, we elected to account for forfeitures when they occur, so therefore, effective January 1, 2017, we no longer estimate the number of awards that are expected to vest. We also elected the prospective transition method for the presentation of excess tax benefits within the statement of cash flows. As such, the excess tax benefits from stock based awards was presented as part of the operating activities within the current period Condensed Consolidated Statements of Cash Flows, and the prior period was not adjusted. Overall, the adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

Purchase Price Allocation (PPA)

The following table presents the final allocation of total purchase price consideration to the assets acquired and liabilities assumed, based on their estimated fair values as of their respective acquisition dates (in millions):

	Preliminary PPA	Adjustments to PPA(3)	Revised Final PPA(4)
Cash	$45	$—	$45
Vacation ownership inventory	221	7	228
Vacation ownership mortgages receivable	712	(19)	693
Other current assets	143	3	146
Intangibles	241	(3)	238
Property plant and equipment	465	(10)	455
Other non-current assets	24	(9)	15
Deferred revenue	(60)	(4)	(64)
Securitized debt	(154)	—	(154)
Other current liabilities(2)	(187)	11	(176)
Other non-current liabilities	(98)	(2)	(100)
Gain on bargain purchase(1)	(197)	32	(165)
Net assets acquired	$1,155	$6	$1,161

(1)

Gain on bargain purchase represents the excess of the fair value of the net tangible and intangible assets acquired over the purchase price. This gain of $165 million is presented within Other income (expense), net, in our consolidated statement of income in two periods: (i) $163 million for the year ended December 31, 2016 and (ii) $2 million for the three and six months ended June 30, 2017. The existence of a gain on bargain purchase pertaining to this transaction is principally related to the decrease in our stock price leading up to the acquisition date.

(2)	Includes a $24 million accrual pertaining to a dividend declared by a subsidiary of Vistana to Starwood prior to our acquisition date which was settled subsequent to the acquisition closing.
(3)

Represents adjustments to the preliminary purchase price allocation first presented in our June 30, 2016 Form 10-Q resulting from our ongoing activities, including our reassessment of assets acquired and liabilities assumed, with respect to finalizing our purchase price allocation for this acquisition. The larger adjustments primarily pertained to refinements of certain estimates related to the valuation of our mortgages receivable and vacation ownership inventory based on additional information, adjustments to tax-related accounts as new information became available, and certain other reclasses between line items.

(4)	Measurement period was closed as of December 31, 2016 for all balance sheet items except those that are tax-related for which the measurement period closed on May 11, 2017.

The purchase price allocated to the fair value of identifiable intangible assets associated with the Vistana acquisition is as follows (in millions):

	Fair Value	Useful Life (years)

Resort management contracts	$118	26
Customer relationships	119	25
Other	1	< 1
Total	$238

In connection with the Vistana acquisition we recorded identifiable intangible assets of $238 million, all of which were definite-lived intangible assets, related to Vistana’s membership base in their Vistana Signature Network (described in table above as customer relationships) and their resort management contracts.

The valuation of the assets acquired and liabilities assumed in connection with this acquisition was based on fair values at the acquisition date. The assets purchased and liabilities assumed for the Vistana acquisition have been reflected in the accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016. The measurement period was closed as of December 31, 2016 for all balance sheet items except those that are tax-related for which the measurement period closed on May 11, 2017.

Results of operations

Related to the Vistana acquisition, revenue of $272 million and $122 million was recognized in our condensed consolidated statement of income for the three months ended June 30, 2017 and 2016, respectively. Revenue of $538 million and $122 million was recognized in our condensed consolidated statement of income for the six months ended June 30, 2017 and 2016, respectively.

Related to the Vistana acquisition, net income of $14 million and $7 million was recognized in our condensed consolidated statement of income for the three months ended June 30, 2017 and 2016, respectively. Net income of $49 million and $7 million was recognized in our condensed consolidated statement of income for the six months ended June 30, 2017 and 2016, respectively.

Pro forma financial information (unaudited)

The following unaudited pro forma financial information presents the consolidated results of ILG and Vistana as if the acquisition had occurred on January 1, 2015, the beginning of the last full fiscal year prior to the May 11, 2016 acquisition date. The pro forma results presented below for the three months ended June 30, 2016 are based on the historical financial statements of ILG and Vistana, adjusted to reflect the purchase method of accounting, with ILG as accounting acquirer. The pro forma information is not necessarily indicative of the consolidated results of operations that might have been achieved for the periods or dates indicated, nor is it necessarily indicative of the future results of the combined company. It does not reflect cost savings expected to be realized from the elimination of certain expenses and from synergies expected to be created or the costs to achieve such cost savings or synergies, if any. Income taxes do not reflect the amounts that would have resulted had ILG and Vistana filed consolidated income tax returns during the pre-acquisition periods presented. Pro forma adjustments are tax-effected at ILG's estimated statutory tax rate of 37.2% for the 2016 period. The 2017 periods have been adjusted to eliminate the $2 million pre-tax gain on bargain purchase recorded in the second quarter of 2017 for purposes of this pro forma presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Revenue	$450	$408	$902	$839
Net income attributable to common stockholders	$26	$16	$71	$53
Earnings per share:
Basic	$0.21	$0.12	$0.57	$0.41
Diluted	$0.21	$0.12	$0.56	$0.40

Other

On April 1, 2017, ILG gained the ability to appoint the majority of the board of Great Destinations Inc., a  fee-for-service, real-estate brokerage firm that specializes in reselling resort timeshare properties on behalf of independent homeowners’ associations of which we own 50% of the equity, thereby acquiring control of the joint venture. Consequently, we consolidated the business into our consolidated financial statements as of the date control was obtained. In connection with the step-acquisition of this investment we recorded goodwill of $4  million. The valuation of the assets acquired and liabilities assumed in connection with this event was based on fair values at April 1, 2017. No other intangible assets apart from goodwill were established.

Given the recency of this event, our accounting for this consolidation is considered provisional at this time and subject to adjustment to reflect new information obtained about facts and circumstances that existed as of April 1, 2017 that if known would have affected the measurement of the amounts recognized as of that date, while the measurement period remains open.

NOTE 4—RESTRICTED CASH

Restricted cash consists of the following (in millions):

	June 30,	December 31,
	2017	2016
Escrow deposits on vacation ownership products	$35	$67
Securitization VIEs	14	34
Other	19	17
Total restricted cash	$68	$118

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

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE

Vacation ownership mortgages receivable is comprised of various mortgage loans related to our financing of vacation ownership interval sales. As part of our acquisitions of HVO and Vistana, we acquired existing portfolios of vacation ownership mortgages receivable. These loans are accounted for using the expected cash flows method of recognizing discount accretion based on the acquired loans’ expected cash flows pursuant to ASC 310-30, “Loans acquired with deteriorated credit quality.” At acquisition, we recorded these acquired loans at fair value, including a credit discount or premium, as applicable, which is accreted as an adjustment to yield over the loans’ estimated life. Originated loans as of June 30, 2017 and December 31, 2016 represent vacation ownership mortgages receivable originated by ILG, or more specifically our Vacation Ownership segment, subsequent to the acquisitions of HVO and Vistana on October 1, 2014 and May 11, 2016, respectively.

Vacation ownership mortgages receivable carrying amounts as of June 30, 2017 and December 31, 2016 were as follows (in millions):

	June 30,			December 31,
	2017			2016
	Securitized	Unsecuritized(2)	Total	Securitized	Unsecuritized(2)	Total
Acquired vacation ownership mortgages receivable(1)	$363	$97	$460	$419	$127	$546
Originated vacation ownership mortgages receivable(1)	19	272	291	11	184	195
Less: allowance for impairment on acquired loans	(1)	(4)	(5)	—	—	—
Less: allowance for losses on originated loans	(2)	(34)	(36)	(1)	(21)	(22)
Net vacation ownership mortgages receivable	$379	$331	$710	$429	$290	$719

(1)	At various interest rates with varying payment terms through 2031 for acquired receivables and for originated receivables
(2)

As of June 30, 2017, $9 million of unsecuritized vacation ownership receivables were not eligible for securitization. Additionally, during the six month period, approximately $19 million of unsecuritized receivables as of December 31, 2016 were moved into the 2016 securitized pool, thereby releasing the same amount from restricted cash.

The fair value of our acquired loans as of the respective acquisition dates were determined by use of a discounted cash flow approach which calculates a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective loans, while considering anticipated defaults and early repayments determined based on historical experience. Consequently, the fair value of these acquired loans recorded on our condensed consolidated balance sheet as of the acquisition date includes an estimate for future loan losses which becomes the historical cost basis for that existing portfolio going forward. As of June 30, 2017 and December 31, 2016, the contractual outstanding balance of the acquired loans, which represents contractually-owed future principal amounts, was $375 million and $466 million, respectively.

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

Six Months Ended
Accretable Yield	June 30, 2017
Balance, beginning of period	$156
Accretion	(29)
Reclassification from nonaccretable difference	(1)
Balance, end of period	$126
Nonaccretable difference, end of period balance	$39

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

Vacation ownership mortgages receivable as of June 30, 2017 are scheduled to mature as follows (in millions):

	Vacation Ownership Mortgages Receivable
	Acquired		Originated
Twelve month period ending June 30,	Securitized Loans	Unsecuritized Loans	Securitized Loans	Unsecuritized Loans	Total
2018	$40	$11	$1	$19	$71
2019	39	10	1	17	67
2020	39	9	2	19	69
2021	37	10	2	21	70
2022	34	10	2	23	69
2023 and thereafter	100	36	11	173	320
Total	289	86	19	272	666
Plus: net premium on acquired loans(1)	74	11	—	—	85
Less: allowance for impairment on acquired loans	(1)	(4)	—	—	(5)
Less: allowance for losses on originated loans	—	—	(2)	(34)	(36)
Net vacation ownership mortgages receivable	$362	$93	$17	$238	$710
Weighted average stated interest rate as of June 30, 2017	13.3%		13.5%
Range of stated interest rates as of June 30, 2017	8.0% to 15.9%		12.9% to 14.9%

(1)	The difference between the contractual principal amount of acquired loans of $375 million and the net carrying amount of $455 million as of June 30, 2017 is related to the application of ASC 310-30.

Collectability

We assess our vacation ownership mortgages receivable portfolio of loans for collectability on an aggregate basis. Estimates of uncollectability pertaining to our originated loans are recorded as provisions in the vacation ownership mortgages receivable allowance for loan losses. For originated loans, we record an estimate of uncollectability as a reduction of sales of vacation ownership products in the accompanying condensed consolidated statements of income at the time revenue is recognized on a vacation ownership product sale. We evaluate our originated loan portfolio collectively as it is comprised of homogeneous, smaller-balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgages receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio. As of June 30, 2017, allowance for loan losses of $36 million for uncollectability was recorded against our vacation ownership mortgages receivable for estimated losses related solely to our originated loans. Our allowance for loan losses as of December 31, 2016 was $22 million; the change in 2017 principally pertains to additional loan loss provision recorded against sales of vacation ownership products on our condensed consolidated income statement during the period.

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

At June 30, 2017, the weighted average FICO score within our consolidated loan pools was 712 based upon the outstanding loan balance at time of origination. The average estimated rate for all future defaults for our consolidated outstanding pool of loans as of June 30, 2017 was 10.7%.

Balances of our vacation ownership mortgages receivable by brand and by FICO score (at time of loan origination) were as follows (in millions):

	As of June 30, 2017
	700+	600-699	<600	No Score(1)	Total
Westin	$189	$91	$4	$28	$312
Sheraton	165	146	12	63	386
Hyatt	21	14	2	-	37
Other	6	1	-	4	11
Vacation ownership mortgages receivable, gross	$381	$252	$18	$95	$746

(1)	Mortgages receivable with no FICO score primarily relate to non-U.S. resident borrowers.

On an ongoing basis, we monitor credit quality of our vacation ownership mortgages receivable portfolio based on payment activity as follows:

•	Current—The consumer’s note is in good standing as payments and reporting are current per the terms contractually stipulated in the agreement.
•	Delinquent—We consider a vacation ownership mortgage receivable to be delinquent based on the contractual terms of each individual financing agreement.
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

In the event of a default, we generally have the right to recover the mortgaged VOIs and consider loans to be in default upon reaching 120 days outstanding. Our aged analysis of delinquent vacation ownership mortgages receivable and the gross balance of vacation ownership mortgages receivable greater than 120 days past‑due, as of June 30, 2017 and December 31, 2016, for our originated loans are as follows (in millions):

			Delinquent			Defaulted(1)
	Receivables	Current	30-59 Days	60-89 Days	90-119 Days	≥120	Total Delinquent & Defaulted
Originated Loans
June 30, 2017	$291	$281	$3	$2	$2	$3	$10
December 31, 2016	$195	$190	$2	$1	$1	$1	$5

(1)	Mortgages receivable equal to or greater than 120 days are considered defaulted and have been fully reserved in our allowance of loan losses for originated loans.

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

As of June 30, 2017 and December 31, 2016, vacation ownership inventory is comprised of the following (in millions):

	June 30,	December 31,
	2017	2016
Completed unsold vacation ownership interests (current asset)	$320	$197
Vacation ownership projects construction in process (non-current asset)	169	189
Total vacation ownership inventory	$489	$386

The increase in inventory as of June 30, 2017 from December 31, 2016 principally pertains to our ongoing development activities, in particular related to The Westin Los Cabos Resort Villas & Spa and The Westin Nanea Ocean Villas.

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES

Our investments in unconsolidated entities, recorded under the equity method of accounting in accordance with guidance in ASC 323, “Investments—Equity Method and Joint Ventures,” primarily consists of an ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a Hyatt-branded vacation ownership resort in Hawaii, and Vistana’s Harborside at Atlantis joint venture which performs sales, marketing and management services for a vacation ownership resort in the Bahamas. Our equity income from investments in unconsolidated entities, recorded in equity in earnings from unconsolidated entities in the accompanying condensed consolidated statement of income, was $2 million and $1 million for the three months ended June 30, 2017 and 2016, and $3 million and $2 million for the six month period ending June 30, 2017 and 2016, respectively.

Our ownership percentages of the Maui Timeshare Venture and Harborside investments are 33% and 50%, respectively, and ownership percentages of the other investments range from 25% to 50%. The carrying value of our investments in unconsolidated entities as of June 30, 2017 and December 31, 2016 were as follows (in millions):

	June 30,	December 31,
	2017	2016
Maui Timeshare Venture, LLC	$44	$42
Harborside at Atlantis joint venture	12	12
Other	1	5
Total	$57	$59

The change in Other investments from December 31, 2016 in the above table reflects the consolidation of our Great Destinations joint venture, as further discussed in Note 3 of these condensed consolidated financial statements.

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment, net is as follows (in millions):

	June 30,	December 31,
	2017	2016
Computer equipment	$41	$37
Capitalized software (including internally developed software)	166	150
Land, buildings and leasehold improvements	416	368
Land held for development	56	56
Furniture, fixtures and other equipment	65	52
Construction projects in progress	8	47
Other projects in progress	42	37
Less: accumulated depreciation and amortization	(197)	(167)
Total property and equipment, net	$597	$580

The increase in property and equipment as of June 30, 2017 from December 31, 2016 is in large part attributable to our development activities during the period at the The Westin Los Cabos Resort Villas & Spa and The Westin Nanea Ocean Villas with regards to assets primarily used to support those marketing and sales locations and resort operations.

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

The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill, as of June 30, 2017 and December 31, 2016 (in millions):

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2017	Additions	Deductions	Translation	Impairment	June 30, 2017
VO management	$35	$—	$—	$2	$—	$37
VO sales and financing	7	4	—	—	—	11
Exchange	496	—	—	—	—	496
Rental	20	—	—	—	—	20
Total	$558	$4	$—	$2	$—	$564

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2016	Additions	Deductions	Translation	Impairment	December 31, 2016
VO management	$38	$—	$—	$(3)	$—	$35
VO sales and financing	7	—	—	—	—	7
Exchange	496	—	—	—	—	496
Rental	20	—	—	—	—	20
Total	$561	$—	$—	$(3)	$—	$558

The $6 million increase in our goodwill balance as of June 30, 2017 from December 31, 2016 consists of $4 million of additional goodwill recorded as part of the consolidation of our Great Destinations joint venture, as further discussed in Note 3, and $2 million related to foreign currency translation of goodwill carried on the books of an ILG entity whose functional currency is not the US dollar.

Other Intangible Assets

The balance of other intangible assets, net as of June 30, 2017 and December 31, 2016 is as follows (in millions):

	June 30,	December 31,
	2017	2016
Intangible assets with indefinite lives	$117	$114
Intangible assets with definite lives, net	330	339
Total intangible assets, net	$447	$453

The $3 million increase in our indefinite‑lived intangible assets during the six months ended June 30, 2017 pertains to associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

At June 30, 2017 and December 31, 2016, intangible assets with indefinite lives relate to the following (in millions):

	June 30,	December 31,
	2017	2016
Resort management contracts	$73	$70
Trade names and trademarks	44	44
Total	$117	$114

At June 30, 2017, intangible assets with definite lives relate to the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$287	$(140)	$147
Purchase agreements	76	(76)	—
Resort management contracts	245	(64)	181
Technology	25	(25)	—
Other	23	(21)	2
	$656	$(326)	$330

At December 31, 2016, intangible assets with definite lives relate to the following (in millions):

		Accumulated
	Cost	Amortization	Net
Customer relationships	$287	$(137)	$150
Purchase agreements	76	(76)	—
Resort management contracts	245	(58)	187
Technology	25	(25)	—
Other	23	(21)	2
Total	$656	$(317)	$339

In accordance with our policy on the recoverability of long‑lived assets, we review the carrying value of all long‑lived assets, primarily property and equipment and definite‑lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long‑lived asset (asset group) may be impaired. For the six months ended June 30, 2017 and the year ended December 31, 2016, we did not identify any events or changes in circumstances indicating that the carrying value of a long-lived asset (or asset group) may be impaired; accordingly, a recoverability test was not warranted.

Amortization of intangible assets with definite lives is primarily computed on a straight‑line basis. Total amortization expense for intangible assets with definite lives was $5 million for both the three months ended June 30, 2017 and 2016 and $10 million and $8 million for the six months ended June 30, 2017 and 2016, respectively. Based on the June 30, 2017 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in millions):

Twelve month period ending June 30,
2018	$20
2019	19
2020	19
2021	19
2022	15
2023 and thereafter	238
$330

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

The securitization agreements are without recourse to us, except for breaches of representations and warranties with material adverse effect to the holders. We have the right to substitute loans for, or repurchase, defaulted loans at our option, subject to certain limitations. Based on industry practice and our past practices, we currently expect that we will exercise this option.

The following table shows assets which are collateral for the related obligations of the variable interest entities, included in our condensed consolidated balance sheets (in millions):

	Vacation Ownership Notes Receivable Securitization (1)
	June 30,	December 31,
	2017	2016
Assets
Restricted cash	$14	$34
Interest receivable	2	3
Vacation ownership mortgages receivable, net	378	429
Total	$394	$466

Liabilities
Interest payable	$1	$1
Securitized debt	365	430
Total	$366	$431

(1)	The creditors of these entities do not have general recourse to us.

Upon transfer of vacation ownership mortgages receivable, net to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in our restricted cash. Our interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts' debt. Unless we exceed certain triggers related to default levels and collateralization of the securitized pool, we are contractually entitled to receive the excess cash flows (spread between the collections on the mortgages and payment of third party obligations and debt service on the trusts’ debt defined in the securitization agreements) from the VIEs. Such activity totaled $23 million from December 31, 2016 through June 30, 2017. The net cash flows generated by the VIEs are used to repay our securitized debt from VIEs and, excluding any restricted cash balances, are reflected in the operating activities section of our condensed consolidated statements of cash flows. The repayment of our securitized debt from VIEs is reflected in the financing activities section of our combined statements of cash flows. Refer to Note 13 of these condensed consolidated financial statements for additional discussion on our securitized debt from VIEs.

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the general components of accrued expenses and other current liabilities (in millions):

	June 30,	December 31,
	2017	2016
General accrued expenses	$68	$62
Accrued other taxes	21	13
Customer deposits	79	71
Accrued membership-related costs	25	18
Accrued construction costs	17	16
Member deposits	7	7
Accrued expenses and other current liabilities	$217	$187

NOTE 12—DEFERRED REVENUE

The following table summarized the general components of deferred revenue (in millions):

	June 30,	December 31,
	2017	2016
Deferred membership-related revenue	$182	$157
Other	13	9
Total	$195	$166

Deferred membership-related revenue primarily relates to membership fees from our Exchange and Rental segment, which are deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight-line basis. The increase in deferred membership-related revenue as of June 30, 2017 from December 31, 2016 pertains to the timing of annual membership renewals. Other deferred revenue pertains primarily to revenue deferred related to percentage of completion accounting, incentives given in connection with a VOI sale, annual maintenance fees collected that are not yet earned, and other items.

NOTE 13—SECURITIZED VACATION OWNERSHIP DEBT

As discussed in Note 10, the VIEs associated with the securitization of our VOI mortgages receivable are consolidated in our financial statements. Securitized vacation ownership debt consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2026	$37	44
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	39	46
2016 securitization, interest rates ranging from 2.54% to 2.74%, maturing 2026	293	345
Unamortized debt issuance costs (2016 securitization)	(4)	(5)
Total securitized vacation ownership debt, net of debt issuance costs	$365	$430

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

During the three and six months ended June 30, 2017, interest expense associated with securitized vacation ownership debt totaled $2 million and $5 million, respectively, and is reflected within consumer financing expenses in our condensed consolidated statements of income. The securitized debt is non-recourse with no contractual minimum repayment amounts throughout its term. The amount of each principal payment is contingent on the cash flows from the underlying vacation ownership notes in a given period. Refer to Note 5—Vacation Ownership Mortgages Receivable for the stated maturities of our securitized vacation ownership notes receivable, which provide an indication of the potential repayment pattern before the impact of any prepayments or defaults.

As of the June 30, 2017, total unamortized debt issuance costs pertaining to the 2016 securitization were $4 million, which is presented as a reduction of securitized debt from VIEs in the accompanying condensed consolidated balance sheet. Unamortized debt issuance costs pertaining to our securitized debt are amortized to interest expense using the effective interest method through the estimated life of the respective debt instruments.

NOTE 14—LONG-TERM DEBT

Long‑term debt is as follows (in millions):

	June 30,	December 31,
	2017	2016
Revolving credit facility (interest rate of 2.98% at June 30, 2017 and interest rate of 2.27% at December 31, 2016)	$311	$240
5.625% senior notes	350	350
Unamortized debt issuance costs (revolving credit facility)	(3)	(4)
Unamortized debt issuance costs (senior notes)	(5)	(6)
Total long-term debt, net of debt issuance costs	$653	$580

Credit Facility

On May 17, 2016, we entered into a fifth amendment to the amended credit agreement which extended the maturity of the credit facility through May 17, 2021, and modified requirements with respect to assignments by lenders in connection with the acquisition of Vistana in May of 2016. There were no other material changes under this amendment.

As of June 30, 2017, there was $311 million outstanding with $277 million available to be drawn, net of any letters of credit. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranged from 1.25% to 2.5%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranged from 0.25% to 1.5%, in each case based on our consolidated total leverage ratio. At June 30, 2017, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The amended credit agreement has a commitment fee on undrawn amounts that ranged from 0.25% to 0.40% per annum based on our leverage ratio and the commitment fee was 0.275% at quarter end.

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

Senior Notes

On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. As of June 30, 2017, total unamortized debt issuance costs relating to these senior notes were $5 million, which are presented as a direct deduction from the principal amount. Interest on the senior notes is paid semi-annually in arrears on April 15 and October 15 of each year. The senior notes are unsecured and fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries that are required to guarantee the amended credit facility. Additionally, the voting stock of the issuer and the subsidiary guarantors is 100% owned by

ILG. The senior notes are redeemable from April 15, 2018 at a redemption price starting at 104.219% which declines over time.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We meet the minimum fixed charge coverage ratio as of June 30, 2017. In addition, the amended credit agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. We are also required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of June 30, 2017, the maximum consolidated secured leverage ratio was 3.25x and the minimum consolidated interest coverage ratio was 3.0x. ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.93 and 16.83, respectively.

Interest Expense and Debt Issuance Costs

Interest expense for the three months ended June 30, 2017 and 2016 was $7 million and $6 million, respectively, and for the six months ended June 30, 2017 and 2016 was $12 million. Interest expense is net of $1 million and $3 million of capitalized interest for the three months ended and six months ended June 30, 2017, respectively, primarily relating to our vacation ownership projects under development and internally-developed software. Capitalized interest was a negligible amount for the three months ended and six months ended June 30, 2016.

As of June 30, 2017, total unamortized debt issuance costs were $8 million, net of $6 million of accumulated amortization, incurred in connection with the issuance and various amendments to our amended credit agreement, the issuance of our senior notes in April 2015 and the exchange for registered notes in June 2016. As of December 31, 2016, total unamortized debt issuance costs were $10 million, net of $5 million of accumulated amortization.

NOTE 15—FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the six months ended June 30, 2017. Our financial instruments are detailed in the following table.

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Cash and cash equivalents	$173	$173	$126	$126
Restricted cash and cash equivalents	68	68	118	118
Financing receivables	34	34	19	19
Vacation ownership mortgages receivable	710	745	719	737
Investments in marketable securities	15	15	14	14
Securitized debt	365	366	430	425
Revolving credit facility(1)	(308)	(311)	(236)	(240)
Senior notes(1)	(345)	(363)	(344)	(361)

(1)

The carrying value of our revolving credit facility and senior notes as of June 30, 2017 include $3 million and $5 million of unamortized debt issuance costs, respectively, and $4 million and $6 million as of December 31, 2016, which are presented as a direct reduction of the corresponding liability.

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

The financing receivables as of June 30, 2017 are presented in our condensed consolidated balance sheet within other non‑current assets and principally pertain to a convertible secured loan to CLC that matures October of 2019 with interest payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion. The carrying value of this financing receivable approximates fair value through inputs inherent to the originating value of this loan, such as interest rates and ongoing credit risk accounted for through non‑recurring adjustments for estimated credit losses as necessary (Level 2). The stated interest rate on this loan is comparable to market. Interest is recognized within our “Interest income” line item in our condensed consolidated statements of income for the six months ended June 30, 2017 and 2016.

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

Investments in marketable securities consist of marketable securities (mutual funds) related to deferred compensation plans which are funded in a Rabbi trust as of June 30, 2017 and December 31, 2016 and classified as other noncurrent assets in the accompanying condensed consolidated balance sheets. Participants in the deferred compensation plan unilaterally determine how their compensation deferrals are invested within the confines of the Rabbi trust which holds the marketable securities. Consequently, management has designated these marketable securities as trading investments, as allowed by applicable accounting guidance, even though there is no intent by ILG to actively buy or sell securities with the objective of generating profits on short‑term differences in market prices. These marketable securities are recorded at a fair value of $15 million and $14 million as of June 30, 2017 and December 31, 2016, respectively, based on quoted market prices in active markets for identical assets (Level 1). We recognized approximately $1 million unrealized trading gain each for the three months ended June 30, 2017 and $1 million for the six months ended June 30, 2017. These unrealized trading gains have an accompanying offsetting adjustment to employee compensation expense and are each included within general and administrative expenses in the accompanying condensed consolidated statement of income. See Note 17 for further discussion in regards to this deferred compensation plan.

Our non-public, securitized debt fair value is determined based upon discounted cash flows for the debt using Level 3 inputs such as rates deemed reasonable for the type of debt, prevailing market conditions and the length of maturity for the debt.

Borrowings under our senior notes (issued April 2015) and revolving credit facility are carried at historical cost and adjusted for principal payments. The fair value of our senior notes was estimated at June 30, 2017 and December 31, 2016 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our senior notes (Level 2). The carrying value of the outstanding balance under our revolving credit facility, exclusive of debt issuance costs, approximates fair value as of June 30, 2017 and December 31, 2016 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

NOTE 16—EQUITY

ILG has 300 million authorized shares of common stock, par value of $0.01 per share. At June 30, 2017, there were 134.0 million shares of ILG common stock issued, of which 124.9 million are outstanding with 9.0 million shares held as treasury stock. At December 31, 2016, there were 133.5 million shares of ILG common stock issued, of which 124.7 million were outstanding with 8.9 million shares held as treasury stock.

ILG has 25 million authorized shares of preferred stock, par value of $0.01 per share, none of which are issued or outstanding as of June 30, 2017 and December 31, 2016. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

In connection with the acquisition of Vistana in May 2016, we issued 72.4 million shares of ILG common stock, valued at $1 billion as of the acquisition date, to the holders who received Vistana common stock in the spin-off from its former parent.

Dividend Declared

In February 2017, our Board of Directors declared a quarterly dividend payment of $0.15 per share paid in March 2017 of $19 million. In May 2017, our Board of Directors declared a quarterly dividend payment a $0.15 per share paid on June 20, 2017 of $19 million. In August 2017, our Board of Directors declared a $0.15 per share dividend payable September 18, 2017 to shareholders of record on September 5, 2017.

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

Share Repurchase Program

In November 2016, the Board authorized repurchases of up to $50 million of ILG common stock, with $49 million available for repurchases as of December 31, 2016. During the six months ended June 30, 2017, we repurchased

159,000 shares of common stock for approximately $3 million, including commissions. The remaining availability for future repurchases of our common stock was $46 million as of June 30, 2017. Acquired shares of our common stock are held as treasury shares carried at cost on our condensed consolidated balance sheets.

Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements, restrictions under our Tax Matters Agreement with Starwood, and other factors. This program may be modified, suspended or terminated by us at any time without notice.

Accumulated Other Comprehensive Loss

Entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the six months ended June 30, 2017, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments, as disclosed in our accompanying condensed consolidated statements of comprehensive income.

Noncontrolling Interests

Noncontrolling Interest—VRI Europe

In connection with the VRI Europe transaction on November 4, 2013, CLC was issued a noncontrolling interest in VRI Europe representing 24.5% of the business, which was determined based on the purchase price paid by ILG for its 75.5% ownership interest as of the acquisition date. As of June 30, 2017 and December 31, 2016, this noncontrolling interest amounts to $29 million and $26 million, respectively, and is presented on our condensed consolidated balance sheets as a component of equity. The change from December 31, 2016 to June 30, 2017 relates to the recognition of the noncontrolling interest holder’s proportional share of VRI Europe’s earnings, as well as the translation effect on the foreign currency based amount.

The parties have agreed not to transfer their interests in VRI Europe or CLC’s related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG’s VRI Europe shares in connection with a sale of the entire CLC resort business subject to achieving minimum returns and a preemptive right by ILG. As of June 30, 2017, there have been no changes in ILG’s ownership interest in VRI Europe.

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

NOTE 17—BENEFIT PLANS

Under retirement savings plans sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre‑tax earnings, but not more than statutory limits. ILG provides a discretionary match of fifty cents for each dollar a participant contributes into a plan with a maximum contribution of 3% of a participant’s eligible earnings, with employees participating in the safe harbor plan, also receiving a 100% match for the first 1% of the participant’s eligible earnings, subject to Internal Revenue Service (“IRS”) restrictions. Net matching contributions for the ILG plans were $1 million for the three months ended June 30, 2017 and 2016, and $3 million and $2 million for the six months ended June 30, 2017 and 2016, respectively. Matching contributions were invested in the same manner as each participant’s voluntary contributions in the investment options provided under the plans.

Effective August 20, 2008, a deferred compensation plan (the “Director Plan”) was established to provide non‑employee directors of ILG an option to defer director fees on a tax‑deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 65,678 share units were outstanding at June 30, 2017. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

Effective October 1, 2014, a non-qualified deferred compensation plan (the “DCP”) was established to allow eligible employees of ILG an option to defer compensation on a tax-deferred basis. Participants in the DCP currently include only certain HVO and Vistana employees that participated in similar plans prior to the respective acquisitions. Participants are fully vested in all amounts held in their individual accounts. Participants have only an unsecured claim against ILG for the future payment of the deferred amounts, although payment is indirectly secured through a fully funded Rabbi trust. The Rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi trust are not available for general corporate purposes. Amounts in the Rabbi trust are invested in mutual funds, as selected by participants, which are designated as trading securities and carried at fair value. As of June 30, 2017, the fair value of the investments in the Rabbi trust was $15 million, which is recorded in other non-current assets with the corresponding deferred compensation liability recorded in other long-term liabilities in the condensed consolidated balance sheets. Unrealized gains or losses are offset by a corresponding adjustment to compensation expense, all within general and administrative expense in our condensed consolidated income statements.

NOTE 18—STOCK‑BASED COMPENSATION

On May 21, 2013, ILG adopted the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock‑based awards. RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. Each RSU is subject to service‑based vesting, where a specific period of continued employment must pass before an award vests. We grant awards subject to graded vesting (i.e., portions of the award vest at different times during the vesting period) or to cliff vesting (i.e., all awards vest at the end of the vesting period). In addition, certain RSUs are subject to attaining specific performance criteria. As of June 30, 2017, 3.1 million shares were available for future issuance under the 2013 Stock and Incentive Compensation Plan.

The Compensation Committee granted during the first six months of 2017, 925,000 RSUs generally vesting over three years, and during the first six months of 2016, 1.5 million RSUs generally vesting over three to four years, to certain officers, board of directors and employees of ILG and its subsidiaries. Of these RSUs granted in 2017 and 2016, approximately 229,000 and 515,000, respectively, cliff vest in three years and approximately 213,000 and 348,000, respectively, are subject to performance criteria that could result between 0% and up to 200% of these awards being earned either based on defined adjusted EBITDA, revenue, or relative total shareholder return targets over the respective performance period, as specified in the award document. Additionally, on May 11, 2016, in connection with the acquisition of Vistana, we issued a total of 713,000 shares of restricted stock and 11,000 RSUs upon conversion of unvested equity grants held by Vistana’s employees to grants under the ILG 2013 Stock and Incentive Plan with a fair value of $10 million, of which $2 million and $8 million were attributed to pre-acquisition and post-acquisition services, respectively. The converted awards generally have the same terms and conditions as the original Starwood awards and vest through the first quarter of 2019.

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

Non‑cash compensation expense related to RSUs and restricted stock for the three months ended June 30, 2017 and 2016 was $7 million and $5 million, respectively, and for the six months ended June 30, 2017 and 2016 was $12 million and $8 million, respectively. At June 30, 2017, there was approximately $34 million of unrecognized compensation cost related to RSUs and restricted stock, which is currently expected to be recognized over a weighted average period of approximately 2.2 years.

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

Non‑cash stock‑based compensation expense related to equity awards is included in the following line items in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of sales	$—	$—	$1	$1
Selling and marketing expense	—	1	1	1
General and administrative expense	7	4	10	6
Non-cash compensation expense	$7	$5	$12	$8

The following table summarizes RSU activity during the six months ended June 30, 2017:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(In millions)
Non-vested RSUs at January 1, 2017	3	$16.71
Granted	1	20.47
Vested	(1)	17.32
Forfeited	—	20.46
Non-vested RSUs at June 30, 2017	3	$17.56

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

For the three and six months ended June 30, 2017, ILG recorded income tax provisions for continuing operations of $14 million and $39 million, respectively, which represent effective tax rates of 33.0% and 34.8% for the respective periods. These tax rates are lower than the federal statutory rate of 35% due principally to the discrete impact of excess tax benefits associated with stock-based awards recorded in the income statement and the impact of foreign income taxed at lower rates, partially offset by state and local income taxes and other tax items.

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

As of June 30, 2017, there were no material changes to ILG’s unrecognized tax benefits and related interest. In connection with the acquisition of Vistana, Starwood and ILG entered into a Tax Matters Agreement. Under the Tax Matters Agreement, Starwood indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-close period. Accordingly, any unrecognized tax benefits for Vistana related to the pre-close period that are the obligation of its former parent have not been recorded. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense.

ILG files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. As of June 30, 2017, no open tax years are currently under examination by the IRS. The U.S. federal statute of limitations for years prior to and including 2012 has closed. ILG’s consolidated state tax return for the open tax years, 2013 through 2015, was under examination by the State of Florida. During the current period a notice of intent was received from the State which indicated that no changes were being proposed. This determination does not become final until a Notice of Proposed Assessment (“NOPA”) is received. The NOPA was received on July 13, 2017. No other tax years are currently under examination in any material state and local jurisdictions. Vistana, by virtue of previously filed consolidated tax returns with Starwood, is under audit by the IRS for several pre-close periods. Vistana is also under audit in Mexico for the tax year ended December 31, 2012 and December 31, 2013. Under the Tax Matters Agreement, Starwood indemnifies ILG for all income tax liabilities and related interest and penalties for the pre-close period.

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

Information on reportable segments and reconciliation to consolidated operating income is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Vacation Ownership:
Resort operations revenue	$52	$30	$109	$35
Management fee and other revenue	34	27	66	48
Sales of vacation ownership products, net	123	49	233	58
Consumer financing revenue	22	11	43	13
Cost reimbursement revenue	63	40	125	55
Total revenue	294	157	576	209
Cost of service and membership related	14	11	26	20
Cost of sales of vacation ownership products	29	19	56	25
Cost of rental and ancillary services	57	23	108	25
Cost of consumer financing	7	3	14	3
Cost reimbursements	63	40	125	55
Total cost of sales	170	96	329	128
Royalty fee expense	10	5	20	6
Selling and marketing expense	66	27	124	30
General and administrative expense	27	22	53	36
Amortization expense of intangibles	2	2	4	3
Depreciation expense	10	5	20	5
Segment operating income	$9	$—	$26	$1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Exchange and Rental:
Transaction revenue	$49	$50	$108	$108
Membership fee revenue	35	34	70	64
Ancillary member revenue	2	1	4	3
Total member revenue	86	85	182	175
Club rental revenue	27	15	57	18
Other revenue	6	6	11	12
Rental management revenue	11	10	25	23
Cost reimbursement revenue	26	24	51	46
Total Exchange and Rental revenue	156	140	326	274
Cost of service and membership related sales	18	16	38	32
Cost of sales of rental and ancillary services	21	19	48	31
Cost reimbursements	26	24	51	46
Total cost of sales	65	59	137	109
Royalty fee expense	1	—	1	1
Selling and marketing expense	14	15	28	29
General and administrative expense	31	32	59	56
Amortization expense of intangibles	3	3	6	5
Depreciation expense	5	4	10	9
Segment operating income	$37	$27	$85	$65

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Consolidated:
Revenue	$450	$297	$902	$483
Cost of sales	235	155	466	237
Operating expenses	169	115	325	180
Operating income	$46	$27	$111	$66

Selected financial information by reporting segment is presented below (in millions).

	June 30,	December 31,
	2017	2016
Total Assets:
Vacation Ownership	$2,359	$2,220
Exchange and Rental	1,079	1,084
Total	$3,438	$3,304

Geographic Information

We conduct operations through offices in the U.S. and 14 other countries. For the six months ended June 30, 2017 and 2016, revenue is sourced from over 100 countries worldwide. Other than the United States and Europe, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the three and six months ended June 30, 2017 and 2016.

Geographic information on revenue, based on sourcing, and long‑lived assets, based on physical location, is presented in the table below (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
United States	$375	$250	$755	$406
Europe	16	17	32	34
All other countries(1)	59	30	115	43
Total	$450	$297	$902	$483

(1)	Includes countries within the following continents: Africa, Asia, Australia, North America and South America.

	June 30,	December 31,
	2017	2016
Long-lived assets (excluding goodwill and intangible assets):
United States	$469	$469
Mexico	124	107
Europe	4	4
Total	$597	$580

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

Purchase Obligations and Other Commitments

Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. The following table summarizes these items, on an undiscounted basis, at June 30, 2017 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

	Payments Due by Period
		Up to			More than
Contractual Obligations	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
	(Dollars in millions)
Debt principal(a)	$661	$—	$—	$311	$350
Debt interest(a)	153	30	59	48	16
Purchase obligations and other commitments(b)	78	35	29	14	—
Vacation ownership development commitments(c)	13	13	—	—	—
Operating leases	158	21	34	22	81
Total contractual obligations	$1,063	$99	$122	$395	$447

(a)Debt principal and projected debt interest represent principal and interest to be paid on our senior notes and revolving credit facility based on the balance outstanding as of June 30, 2017, exclusive of debt issuance costs. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of June 30, 2017. Interest on the revolving credit facility is calculated using the prevailing rates as of June 30, 2017.

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

At June 30, 2017, guarantees, surety bonds and letters of credit totaled $136 million, with the highest annual amount of $96 million occurring in year one. The total also includes maximum exposure under guarantees of $56 million which primarily relates to our Exchange and Rental segment’s rental management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the segment’s management activities that are entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other party.

In addition, certain of our rental management agreements provide that owners receive specified percentages of the rental revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retain the balance (if any) as its fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of June 30, 2017 future amounts are not expected to be material either individually or in the aggregate.

Our operating and purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which we are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of June 30, 2017, amounts pending reimbursements are not material.

Vacation Ownership Development Commitments

With respect to vacation ownership projects under development, we estimate the cost associated with completing the phases of our vacation ownership projects currently in presales and accounted for under the percentage of completion method is approximately $13 million at June 30, 2017. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed in 2017. Only certain of our vacation ownership projects under development are currently in presales.

Letters of Credit

Additionally, as of June 30, 2017, our letters of credit totaled $12 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts required to be held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

Litigation

On December 5, 2016, individuals and entities who own or owned 107 fractional interests of a total of 372 interests created in the Fifth and Fifty-Fifth Residence Club located within The St. Regis, New York (the “Club”) filed suit against ILG, certain of our subsidiaries, Marriott International Inc. (“Marriott”) and certain of its subsidiaries including Starwood Hotels & Resorts Worldwide LLC (“Starwood”). The case is filed as a mass action in federal court in the Southern District of New York, not as a class action. In response to our request to file a motion to dismiss, the plaintiffs filed an amended complaint on March 6, 2017.  Plaintiffs principally challenge the sale of less than all interests offered in the fractional offering plan, the amendment of the plan to include additional units, and the rental of unsold fractional interests by the plan’s sponsor, claiming that alleged acts by us and the other defendants breached the relevant agreements and harmed the value of plaintiffs’ fractional interests. The relief sought includes, among other things, compensatory damages, rescission, disgorgement, attorneys’ fees, and pre- and post-judgment interest.  We filed a motion to dismiss the amended complaint on April 21, 2017.  The court has not yet rendered any decision on the motion.  We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On February 28, 2017, the owners association for the Club filed a separate suit against us and certain of our subsidiaries in federal court in the Southern District of New York.  On March 13, 2017, before it had served the initial complaint, Plaintiff filed an amended complaint that added Marriott and Starwood as defendants and added additional claims.  Plaintiff then filed a second amended complaint on July 14, 2017.  The complaint, as amended, asserts claims against the sponsor of the Club, St. Regis Residence Club, New York, Inc., the Club manager, St. Regis New York Management, Inc., and certain affiliated entities, as well as against Marriott and Starwood, for alleged breach of fiduciary duties principally related to sale and rental practices, tortious interference with the management agreement, alleged unjust enrichment, seeks certain declaratory relief in connection with the Starpoints conversion program and the exchange program at the Club, and asserts claims based on alleged anticompetitive conduct by the defendants in connection with Plaintiff’s renewal of the Club management agreement.  In addition to the declaratory relief sought, Plaintiff seeks unspecified actual damages, punitive damages, and disgorgement of payments under the management and purchase agreements, as well as related agreements. We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

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

The following tables present consolidating financial information as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 for ILG on a stand‑alone basis, the Issuer on a stand‑alone basis, the combined Guarantor Subsidiaries of ILG (collectively, the “Guarantor Subsidiaries”), the combined non-guarantor subsidiaries of ILG (collectively, the “Non-Guarantor Subsidiaries”) and ILG on a consolidated basis (in millions).

Balance Sheet as of June 30, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$1	$1	$626	$243	$-	$871
Property and equipment, net	1	-	443	153	-	597
Goodwill and intangible assets, net	-	267	638	106	-	1,011
Investments in subsidiaries	707	1,397	827	-	(2,931)	-
Other assets	-	-	530	429	-	959
Total assets	$709	$1,665	$3,064	$931	$(2,931)	$3,438

Current liabilities	$2	$5	$369	$176	$-	$552
Other long-term liabilities	-	-	276	310	-	586
Long term debt	-	653	-	-	-	653
Intercompany liabilities (receivables) / equity	(910)	300	1,021	(411)	-	-
Redeemable noncontrolling interest	-	-	1	-	-	1
ILG stockholders' equity	1,617	707	1,397	827	(2,931)	1,617
Noncontrolling interests	-	-	-	29	-	29
Total liabilities and equity	$709	$1,665	$3,064	$931	$(2,931)	$3,438

Balance Sheet as of December 31, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$1	$2	$491	$252	$-	$746
Property and equipment, net	1	-	420	159	-	580
Goodwill and intangible assets, net	-	267	647	97	-	1,011
Investments in subsidiaries	619	1,289	390	-	(2,298)	-
Other assets	-	-	462	505	-	967
Total assets	$621	$1,558	$2,410	$1,013	$(2,298)	$3,304

Current liabilities	$1	$5	$344	$169	$-	$519
Other long-term liabilities	-	-	266	26	-	292
Long term debt	-	581	(12)	330	-	899
Intercompany liabilities (receivables) / equity	(947)	353	522	72	-	-
Redeemable noncontrolling interest	-	-	1	-	-	1
ILG stockholders' equity	1,567	619	1,289	390	(2,298)	1,567
Noncontrolling interests	-	-	-	26	-	26
Total liabilities and equity	$621	$1,558	$2,410	$1,013	$(2,298)	$3,304

Statement of Income for the Three Months Ended June 30, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$374	$76	$-	$450
Operating expenses	(1)	-	(345)	(58)	-	(404)
Interest income (expense), net	-	(5)	-	(2)	-	(7)
Other income (expense), net(1)	29	33	1	5	(68)	-
Income tax benefit (provision)	-	2	(3)	(13)	-	(14)
Equity in earnings from unconsolidated entities	-	-	2	-	-	2
Net income	28	30	29	8	(68)	27
Net loss (income) attributable to noncontrolling interests			1	(1)		-
Net income attributable to common stockholders	$28	$30	$30	$7	$(68)	$27

Statement of Income for the Three Months Ended June 30, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$253	$44	$-	$297
Operating expenses	(1)	-	(234)	(35)	-	(270)
Interest income (expense), net	-	(7)	1	-	-	(6)
Other income (expense), net (1)	221	32	8	1	(64)	198
Income tax benefit (provision)	(37)	-	2	(1)	-	(36)
Equity in earnings from unconsolidated entities	-	-	1	-	-	1
Net income	183	25	31	9	(64)	184
Net loss (income) attributable to noncontrolling interests	-	-	-	(1)	-	(1)
Net income attributable to common stockholders	$183	$25	$31	$8	$(64)	$183

Statement of Income for the Six Months Ended June 30, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$753	$149	$-	$902
Operating expenses	(3)	-	(691)	(97)	-	(791)
Interest income (expense), net	-	(10)	2	(4)	-	(12)
Other income (expense), net (1)	74	81	31	17	(193)	10
Income tax benefit (provision)	1	5	(19)	(26)	-	(39)
Equity in earnings from unconsolidated entities	-	-	3	-	-	3
Net income	72	76	79	39	(193)	73
Net loss (income) attributable to noncontrolling interests	-	-	1	(2)	-	(1)
Net income attributable to common stockholders	$72	$76	$80	$37	$(193)	$72

Statement of Income for the Six Months Ended June 30, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$413	$70	$-	$483
Operating expenses	(2)	-	(359)	(56)	-	(417)
Interest income (expense), net	-	(13)	2	-	-	(11)
Other income (expense), net (1)	245	58	11	2	(117)	199
Income tax benefit (provision)	(37)	3	(12)	(3)	-	(49)
Equity in earnings from unconsolidated entities	-	-	2	-	-	2
Net income	206	48	57	13	(117)	207
Net loss (income) attributable to noncontrolling interests	-	-	1	(2)	-	(1)
Net income attributable to common stockholders	$206	$48	$58	$11	$(117)	$206

Statement of Cash Flows for the Six Months Ended June 30, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(1)	$(7)	$(17)	$138	$113
Cash flows used in investing activities	-	-	(39)	(9)	(48)
Cash flows provided by (used in) financing activities	1	7	52	(80)	(20)
Effect of exchange rate changes on cash and cash equivalents	-	-	-	2	2
Cash and cash equivalents at beginning of period	-	-	38	88	126
Cash and cash equivalents at end of period	$-	$-	$34	$139	$173

Statement of Cash Flows for the Six Months Ended June 30, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(38)	$(10)	$104	$(3)	$53
Cash flows provided by (used in) investing activities	1,230	-	(1,305)	(36)	(111)
Cash flows provided by (used in) financing activities	(1,192)	10	1,233	47	98
Effect of exchange rate changes on cash and cash equivalents	-	-	-	(6)	(6)
Cash and cash equivalents at beginning of period	-	-	14	79	93
Cash and cash equivalents at end of period	$-	$-	$46	$81	$127

(1)	Includes equity in net income of wholly-owned subsidiaries and gain on bargain purchase.

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

Actual results could differ materially from those contained in the forward‑looking statements included in this report for a variety of reasons, including, among (1) adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries, or adverse events or trends in key vacation destinations, (2) lack of available financing for, or insolvency or consolidation of developers, including availability of receivables financing for our business, (3) adverse changes to, or interruptions in, relationships with third parties, (4) our ability to compete effectively and successfully and to add new products and services, (5) our ability to market VOIs successfully and efficiently, (6) our ability to source sufficient inventory to support VOI sales and risks related to development of inventory in accordance with applicable brand standards, (7) the occurrence of a termination event under the master license agreement with Starwood or Hyatt, (8) actions of Starwood, Hyatt or any successor that affect the reputation of the licensed marks, the offerings of or access to these brands and programs, (9) decreased demand from prospective purchasers of vacation interests, (10) travel related health concerns, (11) significant increase in defaults on our vacation ownership mortgage receivables; (12) the restrictive covenants in our revolving credit facility and indenture and our ability to refinance our debt on acceptable terms;  (13) our ability to successfully manage and integrate acquisitions, including Vistana, (14) impairment of ILG’s assets or other adverse changes to estimates and assumptions underlying our financial results, (15) our ability to expand successfully in international markets and manage risks specific to international operations (16) fluctuations in currency exchange rates, (17) the ability of managed homeowners associations to collect sufficient maintenance fees, (18) business interruptions in connection with technology systems, and (19) regulatory changes. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A “Risk Factors” of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward‑looking statements.

GENERAL

The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three and six months ended June 30, 2017. This section should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report, as well as our 2016 Annual Report on Form 10‑K, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This discussion includes the following sections:

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

Sales of VOIs may be made for cash or we may provide financing to qualified customers. These loans generally bear interest at a fixed rate, have a term of up to 15 years and require a minimum 10% down payment. The typical financing agreement provides for monthly payments of principal and interest, with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable. Our financing propensity for the three months and six months ended June 30, 2017 was approximately 70%. The weighted average FICO score of loans originated over the last twelve months as of June 30, 2017 was 737. Historical default rates, which represent the trailing twelve months of defaults as a percentage of each period’s beginning gross vacation ownership notes receivable balance, was 4.6% as of June 30, 2017 and 4.4% as of December 31, 2016.

We have exclusive global master license agreements with Starwood Hotels & Resorts Worldwide, LLC (Starwood) for use of the Sheraton® and Westin® brands in vacation ownership and with Hyatt Hotels Corporation for the use of the Hyatt®  brand in vacation ownership.

We provide management services to over 200 vacation ownership properties and/or their associations through Vistana, HVO, TPI, VRI and VRI Europe. Vistana and HVO provide management services for their respective branded luxury and upper upscale resorts. TPI and VRI provide property management, homeowners’ association management and related services to timeshare resorts in the United States, Canada and Mexico. VRI Europe manages vacation ownership resorts in Spain and the Canary Islands, the United Kingdom, France and Portugal. Our management services are provided pursuant to agreements with terms generally ranging from one to ten years (several indefinite-lived contracts in Europe), many of which are automatically renewable. Management fees are negotiated amounts for management and other specified services, and at times are based on a cost-plus arrangement.

Exchange & Rental Services

Our Exchange and Rental segment offers owners, members and guests access to world-class destinations and an array of benefits and services. These are provided through vacation exchange within the Interval International network

(the “Interval Network”), the Vistana Signature Network, the Hyatt Residence Club and TPI, as well as vacation rentals through these businesses and Aqua-Aston.

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

Interval, which operates the Interval Network, has been a leader in the vacation exchange services industry since its founding in 1976. As of June 30, 2017, this quality global vacation ownership membership exchange network included Vistana Signature Network and Hyatt Residence Club resorts and owners among its large and diversified base of participating resorts consisting of approximately 3,000 resorts located in over 80 countries and approximately 1.8 million members.

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

Both the Vistana Signature Network and the Hyatt Residence Club provide enhanced flexibility for owners to utilize their VOIs within the applicable network. In exchange for these services, we earn club and transaction fees. The Vistana Signature Network currently encompasses owners at 20 resorts, while the Hyatt Residence Club has 16 resorts. We also operate additional exchange programs including TPI’s exchange business.

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

This segment also provides vacation rental through Aqua‑Aston as part of a comprehensive package of rental, marketing and management services offered to vacation property owners, primarily of Hawaiian properties. Revenue from our vacation rental business is derived principally from fees for rental services and related management of hotels, condominium resorts and homeowners’ associations. Agreements with owners at many of vacation rental managed hotel and condominium resorts provide that owners receive either specified percentages of the revenue generated under our management or, in limited instances, guaranteed dollar amounts. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. In other instances, fees for rental services generally consist of commissions earned on rentals. Management fees consist of a base management fee and, in some instances, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers.

International Revenue

International revenue increased by 62% to $75 million in the three months ended June 30, 2017 and by 92% to $147 million in the six months ended June 30, 2017 compared to the same period in 2016, principally due to including Vistana and its Mexican and Caribbean operations. As a percentage of our total revenue, international revenue was 17%

in the three months ended June 30, 2017 compared to 16% in the same period in 2016, and remained consistent in the six months ended June 30, 2017, at 16%, when compared to the same period in 2016.

Other Factors Affecting Results

On May 11, 2016, we acquired the vacation ownership business of Starwood Hotels & Resorts Worldwide, or Starwood, known as Vistana. The results of operations of this business are included in our consolidated results following the acquisition date within both our Vacation Ownership and Exchange and Rental segments. Consequently, this acquisition will affect the year-over-year comparability of our results of operations for the year ended December 31, 2017 with respect to comparisons against prior year results which include pre-acquisition time periods. In September 2016, Starwood was acquired by Marriott International, Inc.

Vacation Ownership

The Vistana acquisition has increased our focus on sales and financing of VOIs, which drives a number of recurring fee-for-service revenues such as management fees and the club revenues discussed further below. Effective lead generation is a key driver of both contract sales and volume per guest. Costs for new purchasers are generally higher than those for upgrading or selling additional VOIs to existing owners, however, sales to new owners are important for future revenue streams.

In addition, changes to prevailing interest rates may affect our financing results to the extent we adjust the interest rate we charge or pay a higher rate for receivables financing transactions or other debt. The rentals in this segment are sourced from developer-owned inventory, as well as revenue from the hotels included in the Vistana and HVO businesses. These operations are sensitive to the same factors as the club rentals described further below.

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

Vistana, HVO, TPI and VRI also offer vacation rental services to HOAs and, in some cases, to individual timeshare owners. Vistana and HVO provide management services to HOAs and resorts that participate in their systems. VRI Europe manages resorts developed by CLC World Resorts, our joint venture partner in VRI Europe, as well as independent homeowners’ associations.

Over the past year, we have been investing in our sales platform, including sales and marketing talent, and have been developing new sales centers in Key West, Los Cabos and Maui, as well as reopening our sales center in Bonita Springs.

Exchange & Rental

The vacation exchange business has evolved with the growth of developer proprietary exchange networks, such as the Marriott Destination Club, THE Club by Diamond Resorts, the Hilton Grand Vacation Club, the Vistana Signature Network and the Hyatt Residence Club. The external exchange networks, such as the Interval Network, still provide a larger array of choices for members of the proprietary networks. However, with the consolidation among developers over the last several years, external exchange networks have been challenged to grow as a smaller number of developers has focused a higher percentage of their sales than historically, on existing owners instead of new buyers. During this period, ILG has broadened its exchange platform to include both external exchange networks and proprietary developer networks. Additionally, ILG has put a greater focus on relationships with and increased marketing to HOAs and resellers in order to augment developer enrollments.

Our 2017 results continue to be negatively affected by a shift in the percentage mix of the Interval Network membership base from traditional and direct renewal members to corporate members. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate; however, these members tend to have a lower propensity to transact with us as corporate developers often operate their own proprietary exchange programs. Membership mix as of June 30, 2017 included 55% traditional and 45% corporate members, compared to 57% and 43%, respectively, as of June 30, 2016.

An increasingly important part of the value proposition we provide to our members consists of rentals. In the Interval Network, Getaways provide additional discounted vacation opportunities for members without the need to exchange their VOIs, while our proprietary clubs rent inventory in order to provide exchange opportunities to branded hotels through the SPG® and World of Hyatt® program, as applicable. These rentals and our Aqua-Aston business are sensitive to general economic conditions, inventory supply and pricing in the applicable markets.

Outlook

We expect additional consolidation within the vacation ownership industry leading to increased competition in our businesses. This leads to challenges for our external exchange business that relies on new buyers for additional members. Through the growth of our proprietary clubs and our engagement with HOAs, we plan to increase customer engagement and generate new members.

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

Additionally, we opened sales centers in the second quarter of 2017 in Maui, Los Cabos, Key West and Bonita Springs. As we expand our sales distribution, we have faced competition for talent.

RESULTS OF OPERATIONS

Operating Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
Including Vistana only since the May 11, 2016 acquisition:	2017	% Change	2016	2017	% Change	2016

Vacation Ownership
Total timeshare contract sales (in millions)(1)	$136	81%	$75	$273	173%	$100
Consolidated timeshare contract sales (in millions)(2)	$123	108%	$59	$239	NM	$66
Average transaction price(3)	$16,602	4%	$15,992	$17,469	8%	$16,211
Volume per guest(4)	$2,939	11%	$2,644	$3,052	17%	$2,600
Tour flow(5)	41,689	85%	22,479	78,465	207%	25,528

Exchange and Rental
Total active members at end of period (000's) (6)	1,812	0%	1,809	1,812	0%	1,809
Average revenue per member (7)	$47.39	1%	$46.76	$99.75	4%	$96.19

Including Vistana as if acquired January 1, 2016:

Vacation Ownership
Total timeshare contract sales (in millions)(1)	$136	15%	$118	$273	9%	$251
Consolidated timeshare contract sales (in millions)(2)	$123	21%	$102	$239	12%	$214
Average transaction price(3)	$16,602	2%	$16,261	$17,469	2%	$17,200
Volume per guest(4)	$2,939	5%	$2,810	$3,052	(0)%	$3,061
Tour flow(5)	41,689	15%	36,239	78,465	12%	69,930

Exchange and Rental
Average revenue per member (7)	$47.39	(2)%	$48.54	$99.75	(2)%	$101.89

_________________________

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

Revenue

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

	Three Months Ended June 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership
Resort operations revenue	$52	73%	$30
Management fee and other revenue	34	26%	27
Sales of vacation ownership products, net	123	151%	49
Consumer financing revenue	22	100%	11
Cost reimbursement revenue	63	58%	40
Total Vacation Ownership revenue	294	87%	157
Exchange and Rental
Transaction revenue	49	(2)%	50
Membership fee revenue	35	3%	34
Ancillary member revenue	2	100%	1
Total member revenue	86	1%	85
Club rental revenue	27	80%	15
Other revenue	6	-	6
Rental management revenue	11	10%	10
Cost reimbursement revenue	26	8%	24
Total Exchange and Rental revenue	156	11%	140
Total ILG revenue	$450	52%	$297

Revenue for the three months ended June 30, 2017 of $450 million increased $153 million, or 52%, compared to revenue of $297 million in 2016 quarter. Vacation Ownership segment revenue of $294 million increased $137 million, or 87%, while Exchange and Rental segment revenue of $156 million increased $16 million, or 11%, in the quarter compared to prior year.

Vacation Ownership

Vacation Ownership segment revenue, excluding cost reimbursements, increased $114 million, or 97%, in the second quarter of 2017 compared to 2016. This increase over the prior period resulted predominantly from the Vistana acquisition. Excluding Vistana and cost reimbursements, segment revenue increased by $3 million, or 9%, largely driven by the consolidation of our Great Destinations joint-venture and the resulting inclusion of their financials in our results as of April 1, 2017, as discussed in Note 3 to our condensed consolidated financial statements.

Exchange and Rental

Exchange and Rental segment revenue, excluding cost reimbursements, increased $14 million, or 12%, in the quarter compared to 2016. This increase is due to the inclusion of Vistana in our results subsequent to the acquisition. Excluding Vistana and cost reimbursements, segment revenue in the quarter was largely consistent compared to the prior year. The quarter’s activity was unfavorably impacted by the continued shift in the percentage mix of our membership base from traditional to corporate members. This was offset largely by a combined increase of $2 million in rental management and club rental revenue.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

	Six Months Ended June 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership
Resort operations revenue	$109	211%	$35
Management fee and other revenue	66	38%	48
Sales of vacation ownership products, net	233	NM	58
Consumer financing revenue	43	231%	13
Cost reimbursement revenue	125	127%	55
Total Vacation Ownership revenue	576	176%	209
Exchange and Rental
Transaction revenue	108	-	108
Membership fee revenue	70	9%	64
Ancillary member revenue	4	33%	3
Total member revenue	182	4%	175
Club rental revenue	57	217%	18
Other revenue	11	(8)%	12
Rental management revenue	25	9%	23
Cost reimbursement revenue	51	11%	46
Total Exchange and Rental revenue	326	19%	274
Total ILG revenue	$902	87%	$483

Revenue for the six months ended June 30, 2017 of $902 million increased $419 million, or 87%, compared to revenue of $483 million in the 2016 period. Vacation Ownership segment revenue of $576 million increased $367 million, or 176%, while Exchange and Rental segment revenue of $326 million increased $52 million, or 19%, in the period compared to prior year.

Vacation Ownership

Vacation Ownership segment revenue, excluding cost reimbursements, increased $297 million, or 193%, in the first half of 2017 compared to 2016. This increase over the prior period resulted predominantly from the Vistana acquisition. Excluding Vistana and cost reimbursements, segment revenue increased by $2 million, or 3%, largely driven by the consolidation of our Great Destinations joint-venture.

Exchange and Rental

Exchange and Rental segment revenue, excluding cost reimbursements, increased $47 million, or 21%, in the period compared to 2016. This increase is due to the inclusion of Vistana in our results subsequent to the acquisition. Excluding Vistana and cost reimbursements, segment revenue in the period was lower by $2 million when compared to the prior year. The period’s activity was unfavorably impacted by the continued shift in the percentage mix of our membership base from traditional to corporate members. This was offset largely by a combined increase of $3 million in rental management and club rental revenue.

Cost of Sales and Royalty Fee Expense

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended
	June 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership
Cost of service and membership related	$14	27%	$11
Cost of sales of vacation ownership products	29	53%	19
Cost of rental and ancillary services	57	148%	23
Cost of consumer financing	7	133%	3
Cost reimbursements	63	58%	40
Total Vacation Ownership cost of sales	170	77%	96
Exchange and Rental
Cost of service and membership related sales	18	13%	16
Cost of sales of rental and ancillary services	21	11%	19
Cost reimbursements	26	8%	24
Total Exchange and Rental cost of sales	65	10%	59
Total ILG cost of sales	$235	52%	$155

Royalty fee expense	$11	120%	$5

Margin metrics:
ILG:
Gross margin	48%	0%	48%
Gross margin without cost reimbursement revenue/expenses	60%	(2)%	61%
Vacation Ownership:
Gross margin	42%	8%	39%
Gross margin without cost reimbursement revenue/expenses	54%	4%	52%
Exchange and Rental:
Gross margin	58%	0%	58%
Gross margin without cost reimbursement revenue/expenses	70%	0%	70%

Cost of sales is organized on our condensed consolidated income statement by the respective revenue line items and consists primarily of the following:

•

Compensation and other employee‑related costs (including stock‑based compensation) for personnel engaged in providing services to members, property owners and/or guests of our respective segment businesses;

•	Inventory costs associated with vacation ownership sales;
•	Costs related to our resort operations activities, including maintenance fees on unsold inventory and subsidy payments to HOAs;
•	Consumer financing expenses representing costs incurred in support of the financing, servicing and securitization processes, as well as interest expense on securitized debt; and
•	Other expenses such as costs necessary to operate certain of our VO managed properties and costs of rental inventory used primarily for Getaways included within the Exchange and Rental segment.

Cost of sales for the three months ended June 30, 2017 increased $80 million from 2016 due to the inclusion of Vistana’s results subsequent to our acquisition. This increase consists of $74 million from our Vacation Ownership segment and $6 million from our Exchange and Rental segment. Overall gross margin in the quarter was consistent with prior year at 48%.

Vacation Ownership

The increase of $51 million in cost of sales, excluding cost reimbursements, from the Vacation Ownership segment was attributable to the inclusion of Vistana in our results. Excluding cost reimbursements and Vistana, cost of sales in this segment was higher by $2 million over the prior year. Gross margin for this segment excluding Vistana and cost reimbursements decreased 120 basis points to 54% in the quarter compared to 55% last year.

Exchange and Rental

Gross margin for the Exchange and Rental segment in the period, excluding cost reimbursements, decreased 113 basis points to 70% when compared to the prior year. Excluding cost reimbursements and Vistana, cost of sales were lower by $4 million, or 14%, and gross margin improved by 328 basis points to 77% in quarter compared with the prior year. The decrease in large part reflects lower costs of rental and ancillary services.

Royalty Fee Expense

Royalty fee expense for the quarter pertains to costs incurred pursuant to our exclusive global licenses for the Hyatt®, Sheraton® and Westin® brands in vacation ownership. The increase of $6 million in royalty fee expense in period compared to prior year pertains to the inclusion of Vistana in our results for the full period.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership
Cost of service and membership related	$26	30%	$20
Cost of sales of vacation ownership products	56	124%	25
Cost of rental and ancillary services	108	NM	25
Cost of consumer financing	14	NM	3
Cost reimbursements	125	127%	55
Total Vacation Ownership cost of sales	329	157%	128
Exchange and Rental
Cost of service and membership related	38	19%	32
Cost of rental and ancillary services	48	55%	31
Cost reimbursements	51	11%	46
Total Exchange and Rental cost of sales	137	26%	109
Total ILG cost of sales	$466	97%	$237

Royalty fee expense	$21	200%	$7

Margin metrics:
ILG:
Gross margin	48%	(6)%	51%
Gross margin without cost reimbursement revenue/expenses	60%	(6)%	64%
Vacation Ownership:
Gross margin	43%	10%	39%
Gross margin without cost reimbursement revenue/expenses	55%	4%	53%
Exchange and Rental:
Gross margin	58%	(3)%	60%
Gross margin without cost reimbursement revenue/expenses	69%	(4)%	72%

Cost of sales for the six months ended June 30, 2017 increased $229 million from 2016 due to the inclusion of Vistana’s results subsequent to our acquisition. This increase consists of $201 million from our Vacation Ownership segment and $28 million from our Exchange and Rental segment. Overall gross margin was 48% in the period.

Vacation Ownership

The increase of $131 million in cost of sales, excluding cost reimbursements, from the Vacation Ownership segment was attributable to the inclusion of Vistana in our results. Excluding cost reimbursements and Vistana, cost of sales in this segment were higher by $2 million compared to the prior year. Gross margin for this segment excluding Vistana and cost reimbursements decreased 185 basis points to 54% in the period compared to 56% last year.

Exchange and Rental

Gross margin for the Exchange and Rental segment in the period, excluding cost reimbursements, decreased 364 basis points to 69% when compared to the prior year. Excluding cost reimbursements and Vistana, cost of sales were lower by $5 million, or 10%, and gross margin improved by 221 basis points in period compared with the prior year. The decrease reflects lower costs of rental and ancillary services.

Royalty Fee Expense

The increase of $14 million in royalty fee expense in period compared to prior year pertains to the inclusion of Vistana in our results for the full period.

Selling and Marketing Expense

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended
	June 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership	$66	144%	$27
Exchange and Rental	14	(7)%	15
Total ILG selling and marketing expense	$80	90%	$42
As a percentage of total revenue	18%	29%	14%
As a percentage of total revenue excluding cost reimbursement revenue	22%	22%	18%

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

Selling and marketing expense in the second quarter of 2017 increased $38 million compared to last year, principally due to the inclusion of Vistana’s results for the full period. As a percentage of total revenue excluding cost reimbursements, sales and marketing expense during the quarter was higher by 196 basis points from last year when excluding Vistana due to continued investments in our VOI sales and marketing platform.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended
	June 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership	$124	NM	$30
Exchange and Rental	28	(3)%	29
Total ILG selling and marketing expense	$152	158%	$59
As a percentage of total revenue	17%	42%	12%
As a percentage of total revenue excluding cost reimbursement revenue	21%	40%	15%

Selling and marketing expense in the first half of 2017 increased $93 million compared to last year, principally due to the inclusion of Vistana’s results for the full period. As a percentage of total revenue excluding cost reimbursements, sales and marketing expense during the period was higher by 162 basis points from last year when excluding Vistana due to continued investments in our VOI sales and marketing platform.

General and Administrative Expense

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended
	June 30,
	2017	% Change	2016
	(Dollars in millions)
General and administrative expense	$58	7%	$54
As a percentage of total revenue	13%	(28)%	18%
As a percentage of total revenue excluding cost reimbursement revenue	16%	(30)%	23%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition-related and restructuring costs	16%	(11)%	18%

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

The increase in general and administrative expense in the second quarter of 2017 is primarily attributable to the inclusion of Vistana. Excluding Vistana as well as restructuring and acquisition-related costs attributable to the transaction, general and administrative expense in the quarter was higher by $1 million compared to prior year. As a percentage of revenue excluding cost reimbursements, acquisition-related and restructuring expenses and Vistana, general and administrative expense was largely consistent with the prior year.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended
	June 30,
	2017	% Change	2016
	(Dollars in millions)
General and administrative expense	$112	22%	$92
As a percentage of total revenue	12%	(37)%	19%
As a percentage of total revenue excluding cost reimbursement revenue	15%	(38)%	24%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition-related and restructuring costs	15%	(25)%	20%

The increase in general and administrative expense in the first six months of 2017 is primarily attributable to the inclusion of Vistana. Excluding Vistana as well as restructuring and acquisition-related costs attributable to the transaction, general and administrative expense in the first six months was largely consistent with the prior year. As a percentage of revenue excluding cost reimbursements, acquisition-related and restructuring expenses and Vistana, general and administrative expense was also consistent with the prior year.

Amortization Expense of Intangibles

For the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	% Change	2016	2017	% Change	2016
	(Dollars in millions)			(Dollars in millions)
Amortization expense of intangibles	$5	0%	$5	$10	25%	$8
As a percentage of total revenue	1%	(50)%	2%	1%	(50)%	2%
As a percentage of total revenue excluding cost reimbursement revenue	1%	(50)%	2%	1%	(50)%	2%

Amortization expense of intangibles for the three months ended June 30, 2017 was largely consistent with the prior year, while the year-to-date period increased by $2 million over 2016 due to incremental amortization expense pertaining to the Vistana acquisition in May 2016.

Depreciation Expense

For the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	% Change	2016	2017	% Change	2016
	(Dollars in millions)			(Dollars in millions)
Depreciation expense	$15	67%	$9	$30	114%	$14
As a percentage of total revenue	3%	0%	3%	3%	0%	3%
As a percentage of total revenue excluding cost reimbursement revenue	4%	0%	4%	4%	0%	4%

Depreciation expense for the three and six months ended June 30, 2017 increased $6 million and $16 million, respectively, over 2016 largely due to incremental depreciation expense related to fixed assets acquired as part of the Vistana acquisition, in addition to other depreciable assets being placed in service subsequent to June 30, 2016. These other depreciable assets pertain primarily to software and related IT hardware.

Operating Income

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended
	June 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership	$9	NM	$—
Exchange and Rental	37	37%	27
Total ILG operating income	$46	70%	$27
As a percentage of total revenue	10%	11%	9%
As a percentage of total revenue excluding cost reimbursement revenue	13%	8%	12%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition-related and restructuring costs	13%	(24)%	17%

Operating income in the second quarter of 2017 increased $19 million from 2016, consisting of a $9 million increase from Vacation Ownership and a $10 million increase from Exchange and Rental.

Operating income for our Vacation Ownership segment was higher by $9 million compared to prior year, reflecting the inclusion of Vistana in our results. Excluding Vistana and acquisition-related and restructuring expenses, this segment’s operating income would have been lower by $2 million from last year in part due to continued investments in our VOI sales and marketing platform.

Operating income for our Exchange and Rental segment of $37 million was higher by $10 million compared to the prior year, reflecting the favorable inclusion of Vistana in our results compared to prior year. Excluding Vistana and acquisition-related and restructuring expenses, this segment’s operating income would have been higher by $2 million compared to prior year driven by lower cost of rental and ancillary services.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership	$26	NM	$1
Exchange and Rental	85	31%	65
Total operating income	$111	68%	$66
As a percentage of total revenue	12%	(14)%	14%
As a percentage of total revenue excluding cost reimbursement revenue	15%	(12)%	17%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition-related and restructuring costs	16%	(24)%	21%

Operating income in the second half of 2017 increased $45 million from 2016, consisting of a $25 million increase from Vacation Ownership and a $20 million increase from Exchange and Rental.

Operating income for our Vacation Ownership segment of $26 million was higher by $25 million compared to prior year, reflecting the inclusion of Vistana in our results. Excluding Vistana and acquisition-related and restructuring expenses, this segment’s operating income would have been lower by $3 million from last year in part due to continued investments in our VOI sales and marketing platform.

             Operating income for our Exchange and Rental segment of $85 million was higher by $20 million compared to the prior year, reflecting the favorable inclusion of Vistana in our results compared to prior year. Excluding Vistana and acquisition-related and restructuring expenses, this segment’s operating income would have been higher by $1 million compared to prior year.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.”

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended
	June 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership	$33	74%	$19
Exchange and Rental	49	14%	43
Total ILG adjusted EBITDA	$82	32%	$62
As a percentage of total revenue	18%	(14)%	21%
As a percentage of total revenue excluding cost reimbursement revenue	23%	(15)%	27%

Adjusted EBITDA for the three months ended June 30, 2017 increased by $20 million, or 32%, from 2016, consisting of increases of $14 million from our Vacation Ownership segment and $6 million from our Exchange and Rental segment.

Adjusted EBITDA of $33 million from our Vacation Ownership segment rose by $14 million, or 74%, from the prior year due to the Vistana acquisition. Excluding Vistana, adjusted EBITDA in this segment would have relatively in-line with the prior year.

Adjusted EBITDA of $49 million from our Exchange and Rental segment rose by $6 million, or 14%, compared to the prior year due to the Vistana acquisition. Excluding Vistana, segment adjusted EBITDA was higher by $2 million compared to the prior year driven in large part by lower cost of rental and ancillary services.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended
	June 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership	$67	158%	$26
Exchange and Rental	107	19%	90
Total ILG adjusted EBITDA	$174	50%	$116
As a percentage of total revenue	19%	(21)%	24%
As a percentage of total revenue excluding cost reimbursement revenue	24%	(20)%	30%

Adjusted EBITDA for the six months ended June 30, 2017 increased by $58 million, or 50%, from 2016, consisting of increases of $41 million from our Vacation Ownership segment and $17 million from our Exchange and Rental segment.

Adjusted EBITDA of $67 million from our Vacation Ownership segment rose by $41 million, or 158%, from the prior year due to the Vistana acquisition. Excluding Vistana, adjusted EBITDA in this segment would have been relatively in-line with the prior year.

Adjusted EBITDA of $107 million from our Exchange and Rental segment rose by $17 million, or 19%, compared to the prior year due to the Vistana acquisition. Excluding Vistana, segment adjusted EBITDA was higher by

$1 million compared to the prior year driven in large part by lower cost of rental and ancillary services, partly offset by higher employee related costs in the first quarter.

Other Income (Expense), net

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended
	June 30,
	2017	% Change	2016
	(Dollars in millions)
Interest expense	$(7)	17%	$(6)
Equity in earnings from unconsolidated entities	$2	100%	$1
Gain on bargain purchase	$2	(99)%	197
Other income (expense), net	$(2)	NM	$1

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

Gain on bargain purchase was recorded in connection with the Vistana acquisition and represents the excess of the fair value of the net tangible and intangible assets acquired over the purchase price. The change in the quarter to the gain on bargain purchase is the result of additional tax-related adjustments to our purchase price allocation for Vistana. See Note 3 of our condensed consolidated financial statements for additional discussion.

Other income, net primarily relates to net gains and losses on foreign currency exchange related to certain foreign intercompany loans and excess cash held by foreign subsidiaries in currencies other than their functional currency. Non‑operating foreign exchange net loss was $2 million for the second quarter of 2017, compared to a $1 million net gain in the prior year quarter. The unfavorable fluctuations in the quarter were primarily driven by U.S. dollar denominated intercompany loan positions held at June 30, 2017 which were affected by the weaker dollar compared to the Mexican peso, partly offset by the remeasurement of U.S. dollar denominated excess cash positions held by our Mexican subsidiary at year-end. The favorable fluctuations during the second quarter of 2016 were primarily driven by U.S. dollar positions held at June 30, 2016 affected primarily by the stronger dollar compared to the British pound and the Mexican peso.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended
	June 30,
	2017	% Change	2016
	(Dollars in millions)
Interest income	$—	(100)%	$1
Interest expense	$(12)	0%	$(12)
Equity in earnings from unconsolidated entities	$3	50%	$2
Gain on bargain purchase	$2	(99)%	$197
Other income, net	$8	NM	$2

Interest expense in the first six months of 2017 was largely consistent with the prior year and relates to interest and amortization of debt issuance costs on our amended and restated revolving credit facility and our $350 million senior notes.

Equity in earnings from unconsolidated entities relates to noncontrolling investments that are recorded under the equity method of accounting; principally, our joint venture in Hawaii.

The gain on bargain purchase of $2 million for the six months ended June 30, 2017 is described in the three month discussion above.

Other income, net primarily relates to net gains and losses on foreign currency exchange related to certain foreign intercompany loans and excess cash held by foreign subsidiaries in currencies other than their functional currency. Non‑operating foreign exchange net gains were $8 million and $2 million in the first six months of 2017 and 2016, respectively. The favorable fluctuations in in the period were primarily driven by U.S. dollar denominated intercompany loan positions held at June 30, 2017 which were affected by the weaker dollar compared to the Mexican peso, partly offset by the remeasurement of U.S. dollar denominated excess cash positions held by our Mexican subsidiary at year-end. The favorable fluctuations during the 2016 period were primarily driven by U.S. dollar positions held at June 30, 2016 affected primarily by the stronger dollar compared to the Mexican peso and the British pound.

Income Tax Provision

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

For the three months ended June 30, 2017 and 2016, ILG recorded income tax provisions for continuing operations of $14 million and $36 million, respectively, which represent effective tax rates of 33.0% and 16.4% for the respective periods. The effective tax rate for the three months ended June 30, 2017 is greater than the prior year period primarily due to the nontaxable gain on bargain purchase recorded during the prior year period in connection with the acquisition of Vistana.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

For the six months ended June 30, 2017 and 2016, ILG recorded income tax provisions for continuing operations of $39 million and $49 million, respectively, which represent effective tax rates of 34.8% and 19.1% for the respective periods. The effective tax rate for the six months ended June 30, 2017 is greater than the prior year period primarily due to the nontaxable gain on bargain purchase recorded during the prior year period in connection with the acquisition of Vistana.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had $173 million of cash and cash equivalents, including $138 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $94 million is held in foreign jurisdictions, principally the United Kingdom and Mexico. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the six months ended June 30, 2017 and, as of that date, the respective cash balances were immaterial to our overall cash on hand.

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

Cash Flows Discussion

Operating Activities

Net cash provided by operating activities increased to $113 million in the six months ended June 30, 2017 from $53 million in the same period of 2016. The increase of $60 million from 2016 was principally due to higher net cash receipts largely attributable to the inclusion of Vistana for a full six months in 2017, partly offset by inventory spend of $120 million in the period in large part related to on-going development activities at The Westin Nanea Ocean Villas and The Westin Los Cabos Resort Villas & Spa, and to lower income taxes paid of $15 million.

Investing Activities

Net cash used in investing activities of $48 million in the six months ended June 30, 2017 pertains to capital expenditures, primarily related to investments by Vistana in assets used mainly to support marketing and sales locations, resort operations, as well as IT initiatives. Net cash used in investing activities of $111 million in the six months ended June 30, 2016 primarily pertained to the Vistana acquisition, net of cash acquired, of $77 million, capital expenditures of $25 million primarily related to IT initiatives and investments by Vistana on assets primarily used to support marketing and sales locations and resort operations.

Financing Activities

Net cash used in financing activities of $20 million in the six months ended June 30, 2017 relates to repayments of $66 million on securitized debt, cash dividend payments to ILG stockholders of $37 million, withholding taxes on the vesting of restricted stock units and restricted stock of $5 million, and repurchases of our common stock at market prices totaling $3 million, including commissions, which settled during the six months. These uses of cash were partially offset by net borrowings of $71 million on our revolving credit facility and a net decrease of $20 million in financing-related restricted cash. Net cash provided by financing activities of $98 million in the six months ended June 30, 2016 related to net borrowings of $210 million on our revolving credit facility and a decrease of $3 million in financing-related restricted cash. These increases were partly offset by repurchases of our common stock at market prices totaling $56 million, including commissions, which settled during the six months; payment of $24 million to Vistana’s former owner related to a financing obligation; cash dividend payments of $23 million; repayments of $9 million on securitized debt; payments of debt issuance costs totaling $2 million related to amendments to the Amended Credit Agreement and the exchange offer of the senior notes; and withholding taxes on the vesting of restricted stock units of $1 million.

Revolving Credit Facility

On May 17, 2016, we entered into a fifth amendment to the amended credit agreement which extended the maturity of the credit facility through May 17, 2021, and modified requirements with respect to assignments by lenders in connection with the acquisition of Vistana in May of 2016. There were no other material changes under this amendment.

As of June 30, 2017, borrowings outstanding under the revolving credit facility amounted to $311 million, with $277 million available to be drawn, net of outstanding letters of credit.

Senior Notes

On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting offering related expenses, were $343 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. As of June 30, 2017, total unamortized debt issuance costs pertaining to our senior notes were $5 million.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We meet the minimum fixed charge coverage ratio as of June 30, 2017. In addition, the amended credit agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. We are also required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of June 30, 2017, the maximum consolidated secured leverage ratio was 3.25x and the minimum consolidated interest coverage ratio was 3.0x. ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.93 and 16.83, respectively.

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

Free Cash Flow

Free cash flow is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.” For the six months ended June 30, 2017 and 2016, free cash flow was $23 million and $45 million, respectively. The change is mainly a result of the variance in net cash provided by operating activities, higher repayments on securitized vacation ownership mortgages receivable given the inclusion of Vistana for the full 2017 period as well as to the September 2016 securitization, and capital expenditures as discussed above.

Dividends and Share Repurchases

In February and May of 2017, our Board of Directors declared a quarterly dividend payment of $0.15 per share paid in March and June of 2017, respectively, amounting to $19 million each. In August 2017, our Board of Directors declared a $0.15 per share dividend payable September 18, 2017 to shareholders of record on September 5, 2017. Based on the number of shares of common stock outstanding as of June 30, 2017, at a dividend of $0.15 per share, the anticipated cash outflow would be $19 million in the third quarter of 2017. We currently expect to declare and pay quarterly dividends of similar amounts per share.

In November 2016, the Board authorized repurchases of up to $50 million of ILG common stock, $49 million of which was remaining for future repurchases as of December 31, 2016. During the six months ended June 30, 2017, we repurchased 159,000 shares for approximately $3 million, including commissions, with $46 million available for future repurchases as of quarter-end.

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

Contractual Obligations and Commercial Commitments

We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At June 30, 2017, guarantees, surety bonds and letters of credit totaled $136 million. This total includes maximum exposure under guarantees of $56 million primarily relating to our vacation rental business’s hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the rental management activities entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

In addition, certain of the vacation rental business’s hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of June 30, 2017, future amounts are not expected to be significant, individually or in the aggregate. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of June 30, 2017, amounts pending reimbursements are not significant.

As of June 30, 2017, our letters of credit totaled $12 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

Contractual obligations and commercial commitments at June 30, 2017 are as follows:

	Payments Due by Period
		Up to			More than
Contractual Obligations	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
	(Dollars in millions)
Debt principal(a)	$661	$—	$—	$311	$350
Debt interest(a)	153	30	59	48	16
Purchase obligations and other commitments(b)	78	35	29	14	—
Vacation ownership development commitments(c)	13	13	—	—	—
Operating leases	158	21	34	22	81
Total contractual obligations	$1,063	$99	$122	$395	$447

(a)Debt principal and projected debt interest represent principal and interest to be paid on our senior notes and revolving credit facility based on the balance outstanding as of June 30, 2017, exclusive of debt issuance costs. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of June 30, 2017. Interest on the revolving credit facility is calculated using the prevailing rates as of June 30, 2017.

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

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			More than
Other Commercial Commitments(d)	Committed	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	5 Years
	(In millions)
Guarantees, surety bonds and letters of credit	$136	$96	$28	$12	$—

(d)Commercial commitments include minimum revenue guarantees related to hotel and resort management agreements, accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off‑Balance Sheet Arrangements

Except as disclosed above in our Contractual Obligations and Commercial Commitments (excluding “Debt principal”), as of June 30, 2017, we did not have any significant off‑balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S‑K.

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

Adjusted EBITDA is defined as EBITDA excluding, if applicable: (1) non‑cash compensation expense, (2) goodwill and asset impairments, (3) acquisition-related and restructuring costs, (4) other non‑operating income and expense, (5) the impact of the application of purchase accounting, and (6) other special items.

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

Our presentation of above‑mentioned non‑GAAP measures may not be comparable to similarly‑titled measures used by other companies. We believe the performance measures (such as EBITDA, Adjusted EBITDA, Adjusted net income and Adjusted EPS) are useful to investors because they represent the consolidated operating results from our segments, excluding the effects of any non‑core expenses or gains. We also believe these measures improve the transparency of our disclosures, provide a meaningful presentation of our results from our business operations, excluding the impact of certain items not related to our core business operations and improve the period‑to‑period comparability of results from business operations. These non‑GAAP performance measures have certain limitations in that they do not take into account the impact of certain expenses to our statement of operations; such as non‑cash compensation and acquisition related and restructuring costs as it relates to adjusted EBITDA.

We believe free cash flow is a useful liquidity measure for both management and investors to evaluate our ability to generate cash for uses other than capital expenditures, changes in financing-related restricted cash, net borrowings and repayments on securitizations and non-core payments such as acquisition and restructuring related payments. These uses may include strategic opportunities, debt repayments, and returning cash to shareholders through dividends and share repurchases. Additionally, we believe this measure assists in understanding the year-over-year comparability of cash flows generated by the Company’s core business activities. Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures as detailed in the condensed consolidated statement of cash flows.

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

Acquisition-related and restructuring costs are transaction fees, costs incurred in connection with performing due diligence, subsequent adjustments to our initial estimate of contingent consideration obligations associated with business acquisitions, and other direct costs related to acquisition activities. Additionally, this item includes certain restructuring charges primarily related to workforce reductions, costs associated with integrating acquired businesses and estimated costs of exiting contractual commitments.

Other non‑operating income and expense consists principally of foreign currency translations of cash held in certain countries in currencies, principally U.S. dollars, other than their functional currency, in addition to any gains or losses on extinguishment of debt.

Impact of the application of purchase accounting represents the difference between amounts derived from the fair value remeasurement of assets and liabilities acquired in a business combination versus the historical basis. We believe generally this is most meaningful in the first year subsequent to an acquisition.

Other special items consists of other items that we believe are not related to our core business operations. For the three and six months ended June 30, 2017, such items include the gain on bargain purchase recognized as part of the Vistana acquisition and costs related to the litigation matters described in Note 21.

RECONCILIATIONS OF NON‑GAAP MEASURES

The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three and six months ended June 30, 2017 and 2016 (in millions). The noncontrolling interest relates to the Vacation Ownership segment.

	Three Months Ended June 30, 2017
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Adjusted EBITDA	$33	$49	$82
Non-cash compensation expense	(4)	(3)	(7)
Other non-operating expense, net	(2)	—	(2)
Acquisition-related and restructuring costs	(4)	—	(4)
Asset impairment	(2)	—	(2)
Other special items	(1)	1	—
Impact of purchase accounting	1	—	1
EBITDA	21	47	68
Amortization expense of intangibles	(2)	(3)	(5)
Depreciation expense	(10)	(5)	(15)
Equity in earnings from unconsolidated entities	(2)	—	(2)
Less: Gain on bargain purchase	—	(2)	(2)
Less: Other non-operating expense, net	2	—	2
Operating income	$9	$37	46
Interest income			—
Interest expense			(7)
Other non-operating expense, net			(2)
Equity in earnings from unconsolidated entities			2
Gain on bargain purchase			2
Income tax provision			(14)
Net income			27
Net income attributable to noncontrolling interest			—
Net income attributable to common stockholders			$27

	Three Months Ended June 30, 2016
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Adjusted EBITDA	$19	$43	$62
Non-cash compensation expense	(2)	(3)	(5)
Other special items	—	197	197
Other non-operating income, net	—	1	1
Impact of purchase accounting	(4)	—	(4)
Acquisition-related and restructuring costs	(6)	(6)	(12)
EBITDA	7	232	239
Amortization expense of intangibles	(2)	(3)	(5)
Depreciation expense	(5)	(4)	(9)
Less: Net income attributable to noncontrolling interest	1	—	1
Equity in earnings from unconsolidated entities	(1)	—	(1)
Less: Other special items	—	(197)	(197)
Less: Other non-operating income, net	—	(1)	(1)
Operating income	$—	$27	27
Interest income			—
Interest expense			(6)
Other non-operating income, net			1
Equity in earnings from unconsolidated entities			1
Gain on bargain purchase			197
Income tax provision			(36)
Net income			184
Net income attributable to noncontrolling interest			(1)
Net income attributable to common stockholders			$183

	Six Months Ended June 30, 2017
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Adjusted EBITDA	$67	$107	$174
Non-cash compensation expense	(7)	(5)	(12)
Other non-operating income (expense), net	10	(2)	8
Acquisition-related and restructuring costs	(7)	—	(7)
Asset impairment	(5)	—	(5)
Other special items	(1)	1	—
Impact of purchase accounting	5	—	5
EBITDA	62	101	163
Amortization expense of intangibles	(4)	(6)	(10)
Depreciation expense	(20)	(10)	(30)
Less: Net income attributable to noncontrolling interest	1	—	1
Equity in earnings from unconsolidated entities	(3)	—	(3)
Less: Gain on bargain purchase	—	(2)	(2)
Less: Other non-operating income (expense), net	(10)	2	(8)
Operating income	$26	$85	111
Interest income			—
Interest expense			(12)
Other non-operating income, net			8
Equity in earnings from unconsolidated entities			3
Gain on bargain purchase			2
Income tax provision			(39)
Net income			73
Net income attributable to noncontrolling interest			(1)
Net income attributable to common stockholders			$72

	Six Months Ended June 30, 2016
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Adjusted EBITDA	$26	$90	$116
Non-cash compensation expense	(3)	(5)	(8)
Other special items	—	197	197
Other non-operating income, net	—	2	2
Acquisition-related and restructuring costs	(9)	(6)	(15)
Impact of purchase accounting	(4)	—	(4)
EBITDA	10	278	288
Amortization expense of intangibles	(3)	(5)	(8)
Depreciation expense	(5)	(9)	(14)
Less: Net income attributable to noncontrolling interest	1	—	1
Equity in earnings from unconsolidated entities	(2)	—	(2)
Less: Other special items	—	(197)	(197)
Less: Other non-operating income, net	—	(2)	(2)
Operating income	$1	$65	66
Interest income			1
Interest expense			(12)
Other non-operating income, net			2
Equity in earnings from unconsolidated entities			2
Gain on bargain purchase			197
Income tax provision			(49)
Net income			207
Net income attributable to noncontrolling interest			(1)
Net income attributable to common stockholders			$206

The following tables present the inputs used to compute operating income and adjusted EBITDA margin for our operating segments for the three and six months ended June 30, 2017 and 2016 (in millions).

	Vacation Ownership		Vacation Ownership
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$294	$157	$576	$209
Revenue excluding cost reimbursement revenue	231	117	451	154
Operating income	9	—	26	1
Adjusted EBITDA	33	19	67	26
Margin computations
Operating income margin	3%	0%	5%	0%
Operating income margin excluding cost reimbursement revenue	4%	0%	6%	1%
Adjusted EBITDA margin	11%	12%	12%	12%
Adjusted EBITDA margin excluding cost reimbursement revenue	14%	16%	15%	17%

	Exchange and Rental		Exchange and Rental
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$156	$140	$326	$274
Revenue excluding cost reimbursement revenue	130	116	275	228
Operating income	37	27	85	65
Adjusted EBITDA	49	43	107	90
Margin computations
Operating income margin	24%	19%	26%	24%
Operating income margin excluding cost reimbursement revenue	28%	23%	31%	29%
Adjusted EBITDA margin	31%	31%	33%	33%
Adjusted EBITDA margin excluding cost reimbursement revenue	38%	37%	39%	39%

The following table reconciles cash provided by operating activities to free cash flow for the six months ended June 30, 2017 and 2016 (in millions).

	Six Months Ended
	June 30,
	2017	2016
Operating activities before inventory spend	$233	$94
Inventory spend	(120)	(41)
Net cash provided by operating activities	113	53
Repayments on securitizations	(66)	(9)
Proceeds from securitizations, net of debt issuance costs	-	-
Net changes in financing-related restricted cash	20	3
Net securitization activities	(46)	(6)
Capital expenditures	(48)	(25)
Acquisition-related and restructuring payments	4	23
Free cash flow	$23	$45

The following tables reconcile net income attributable to common stockholders to adjusted net income, and to adjusted earnings per share for the three and six months ended June 30, 2017 and 2016 (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$27	$183	$72	$206
Acquisition-related and restructuring costs	4	12	8	15
Other non-operating foreign currency remeasurements	2	(1)	(8)	(2)
Impact of purchase accounting	1	4	(2)	4
Other special items	—	(197)	—	(197)
Asset impairments	2	—	5
Income tax impact on adjusting items(1)	(4)	34	(1)	34
Adjusted net income	$32	$35	$74	$60
Earnings per share attributable to common stockholders:
Basic	$0.22	$1.89	$0.58	$2.66
Diluted	$0.22	$1.87	$0.57	$2.64
Adjusted earnings per share:
Basic	$0.26	$0.36	$0.59	$0.77
Diluted	$0.26	$0.36	$0.58	$0.76
Weighted average number of common stock outstanding:
Basic	124,384	97,091	124,191	77,355
Diluted	126,141	97,857	125,862	77,905

(1)	All adjusting items were tax effected using the applicable projected annual effective tax rate since none of the adjustments were discrete to the periods.

The following table reconcile contract sales to sales of vacation ownership products, net, for the three months ended June 30, 2017 and 2016 (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total timeshare contract sales	$136	$75	$273	$100
Provision for loan losses	(8)	(3)	(15)	(4)
Contract sales of unconsolidated projects	(14)	(16)	(34)	(34)
Percentage of completion	—	(2)	—	(2)
Other items and adjustments(1)	9	(5)	9	(2)
Sales of vacation ownership products, net	$123	$49	$233	$58
Provision for loan losses	8	3	15	4
Percentage of completion	—	2	—	2
Other items and adjustments(1)	(8)	5	(9)	2
Consolidated timeshare contract sales	$123	$59	$239	$66

(1)	Includes adjustments for incentives, other GAAP deferrals, cancelled sales, fractional sales and other items.

The following tables represent reconciliations of our revenues between our condensed consolidated income statement format and our segment presentation format for the three and six months ended June 30, 2017 and 2016 (in millions).

	For the Three Months Ended June 30, 2017						For the Three Months Ended June 30, 2016
	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total
Vacation Ownership
Resort operations revenue	$-	$-	$52	$-	$-	$52	$1	$-	$29	$-	$-	$30
Management fee and other revenue	34	-	-	-	-	34	26	-	-	-	-	26
Sales of vacation ownership products, net	-	123	-	-	-	123	-	49	-	-	-	49
Consumer financing revenue	-	-	-	22	-	22	-	-	-	11	-	11
Cost reimbursement revenue	-	-	-	-	63	63	-	-	-	-	41	41
Total Vacation Ownership revenue	34	123	52	22	63	294	27	49	29	11	41	157
Exchange and Rental
Transaction revenue	34	-	15	-	-	49	33	-	17	-	-	50
Membership fee revenue	35	-	-	-	-	35	34	-	-	-	-	34
Ancillary member revenue	2	-	-	-	-	2	1	-	-	-	-	1
Total member revenue	71	-	15	-	-	86	68	-	17	-	-	85
Club rental revenue	-	-	27	-	-	27	-	-	16	-	-	16
Other revenue	4	-	2	-	-	6	6	-	-	-	-	6
Rental management revenue	10	-	1	-	-	11	9	-	1	-	-	10
Cost reimbursement revenue	-	-	-	-	26	26	-	-	-	-	23	23
Total Exchange and Rental revenue	85	-	45	-	26	156	83	-	34	-	23	140
Total ILG revenue	$119	$123	$97	$22	$89	$450	$110	$49	$63	$11	$64	$297

	For the Six Months Ended June 30, 2017						For the Six Months Ended June 30, 2016
	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total
Vacation Ownership
Resort operations revenue	$-	$-	$109	$-	$-	$109	$1	$-	$34	$-	$-	$35
Management fee and other revenue	66	-	-	-	-	66	48	-	-	-	-	48
Sales of vacation ownership products, net	-	233	-	-	-	233	-	58	-	-	-	58
Consumer financing revenue	-	-	-	43	-	43	-	-	-	13	-	13
Cost reimbursement revenue	-	-	-	-	125	125	-	-	-	-	55	55
Total Vacation Ownership revenue	66	233	109	43	125	576	49	58	34	13	55	209
Exchange and Rental
Transaction revenue	76	-	32	-	-	108	73	-	35	-	-	108
Membership fee revenue	70	-	-	-	-	70	64	-	-	-	-	64
Ancillary member revenue	4	-	-	-	-	4	3	-	-	-	-	3
Total member revenue	150	-	32	-	-	182	140	-	35	-	-	175
Club rental revenue	-	-	57	-	-	57	-	-	-	-	-	-
Other revenue	-	-	4	-	-	4	12	-	18	-	-	30
Rental management revenue	7	-	2	-	-	9	21	-	2	-	-	23
Cost reimbursement revenue	23	-	-	-	51	74	-	-	-	-	46	46
Total Exchange and Rental revenue	180	-	95	-	51	326	173	-	55	-	46	274
Total ILG revenue	$246	$233	$204	$43	$176	$902	$222	$58	$89	$13	$101	$483

Definition of ILG’s Revenue Line Items

Club rental revenue – Represents rentals generated by the Vistana Signature Network and Hyatt Residence Club mainly to monetize inventory to provide exchanges through hotel loyalty programs.

Consumer financing revenue –  Includes interest income on vacation ownership mortgages receivable, as well as loan servicing fees from unconsolidated entities.

Cost reimbursement revenue - Represents the compensation and other employee-related costs directly associated with managing properties that are included in both revenue and cost of sales and that are passed on to the property owners or homeowner associations without mark-up. Cost reimbursement revenue of the Vacation Ownership segment also includes reimbursement, without mark-up, of certain sales and marketing expenses and, in some cases, certain other expenses, pursuant to contractual arrangements.

Management fee and other revenue - Represents vacation ownership property management revenue earned by our Vacation Ownership segment, exclusive of cost reimbursements, as well as other fee revenue.

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

Operating foreign currency exchange for the three and six months ended June 30, 2017 resulted in a minimal net loss for both the three and six months ended June 30, 2017 and 2016. This activity is attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency.

Non‑operating foreign exchange net loss was $2 million for the second quarter of 2017, compared to a $1 million net gain in the prior year quarter. The unfavorable fluctuations in in the quarter were primarily driven by U.S. dollar denominated intercompany loan positions held at June 30, 2017 which were affected by the weaker dollar compared to the Mexican peso, partly offset by the remeasurement of U.S. dollar denominated excess cash positions held by our Mexican subsidiary at year-end. The favorable fluctuations during the second quarter of 2016 were primarily driven by U.S. dollar positions held at June 30, 2016 affected primarily by the stronger dollar compared to the British pound and the Mexican peso.

Non‑operating foreign exchange net gains were $8 million and $2 million in the first six months of 2017 and 2016, respectively. The favorable fluctuations in the period were primarily driven by U.S. dollar denominated intercompany loan positions held at June 30, 2017 which were affected by the weaker dollar compared to the Mexican peso, partly offset by the remeasurement of U.S. dollar denominated excess cash positions held by our Mexican subsidiary at year-end. The favorable fluctuations during the 2016 period were primarily driven by U.S. dollar positions held at June 30, 2016 affected primarily by the stronger dollar compared to the Mexican peso and the British pound

Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three and six months ended June 30, 2017 would result in an approximate change to revenue of $4 million and $8 million, respectively. There have been no material quantitative changes in market risk exposures since December 31, 2016.

Interest Rate Risk

We are exposed to interest rate risk through borrowings under our amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.50%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.50%, in each case based on ILG’s leverage ratio. As of June 30, 2017, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. As of June 30, 2017, we had $311 million outstanding under our revolving credit facility; a hypothetical 100 basis point change in interest rates would result in an approximate change to interest expense of $1 million for the six months ended June 30, 2017. While we currently do not hedge our interest rate exposure, this risk is mitigated by the issuance of $350 million senior notes in April 2015 at a fixed rate of 5.625% as well as variable interest rates earned on our cash balances, as well as future securitizations which are expected to be at fixed rates of interest.

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

Spanish Court rulings invalidating timeshare contracts may adversely affect our management business and exchange membership in Spain.

Courts in Spain have issued a series of rulings regarding sales of timeshare in that country between January 1999 and July 2012 that renders the consumer contracts null and void if the underlying structure did not meet the requirements of the structures prescribed by the Spanish timeshare laws enacted in 1998, even if the structure was lawful prior to 1998. These cases have led to an increase in claims seeking to invalidate timeshare agreements in Spain. While the industry disagrees with the rulings and seeks to introduce new legislation that will have a more balanced approach, the increased ability for owners of Spanish timeshares to void their contracts is negatively impacting developers with resorts there. The decrease in owners may adversely affect the business, financial condition and results of operations of our timeshare management business in Spain. It may also lead to a significant decrease in the number of resorts located in Spain in the Interval Network and the loss of members that own at those resorts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Unregistered Sale of Securities. None

(b)         Use of Proceeds. Not applicable

(c)          Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended June 30, 2017 by or on behalf of ILG or any “affiliated purchaser,” as defined by Rule 10b‑18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b‑18 of the Exchange Act.

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs(1)
April 2017	—	$—	—	$45,928,910
May 2017	—	$—	—	$45,928,910
June 2017	—	$—	—	$45,928,910

(1)

In November 2016, the Board of Directors authorized the repurchase of up to $50 million of ILG common stock. There is no time restriction on this authorization and repurchases may be made in the open‑market or through privately negotiated transactions.

Items 3‑5. Not applicable

Item 6. Exhibits

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG’s Current Report on Form 8‑K, filed on August 25, 2008
3.2	Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG’s Quarterly Report on Form 10‑Q, filed on August 11, 2009
3.3	Fifrth Amended and Restated By‑Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG’s Current Report on Form 8‑K, filed on October 17, 2016
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ILG, Inc.	Exhibit 3.1 to ILG’s Current Report on Form 8‑K, filed on October 17, 2016
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act
31.3†	Certification of the Chief Accounting Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act
32.3††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Label Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*     Reflects management contracts and management and director compensatory plans.

†     Filed herewith.

††   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2017	ILG, INC.

	By:	/s/ William L. Harvey
William L. Harvey
Chief Financial Officer

	By:	/s/ John A. Galea
John A. Galea
Chief Accounting Officer