Form 10-Q
period 2017-09-30
ILG, Inc.
filed 2017-11-08
CIK 1434620

As filed with the Securities and Exchange Commission as of November 8, 2017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
Or
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

As of November 3, 2017, 124,047,884 shares of the registrant’s common stock were outstanding.

PART I—FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Service and membership related	$119	$119	$366	$340
Sales of vacation ownership products, net	118	96	351	154
Rental and ancillary services	95	92	298	181
Consumer financing	23	23	66	37
Cost reimbursements	91	88	267	189
Total revenues	446	418	1,348	901
Operating costs and expenses:
Cost of service and membership related sales	33	30	97	82
Cost of vacation ownership product sales	17	31	73	56
Cost of sales of rental and ancillary services	78	67	235	123
Cost of consumer financing	7	4	20	7
Cost reimbursements	91	88	267	189
Royalty fee expense	11	9	32	16
Selling and marketing expense	77	66	230	125
General and administrative expense	58	56	170	148
Amortization expense of intangibles	5	6	15	14
Depreciation expense	15	14	44	28
Total operating costs and expenses	392	371	1,183	788
Operating income	54	47	165	113
Other income (expense):
Interest income	—	—	1	1
Interest expense	(7)	(6)	(20)	(18)
Gain on bargain purchase	—	(9)	2	188
Other income (expense), net	(1)	(4)	6	(2)
Equity in earnings from unconsolidated entities	1	2	4	4
Total other income (expense), net	(7)	(17)	(7)	173
Earnings before income taxes and noncontrolling interests	47	30	158	286
Income tax benefit (provision)	(17)	2	(55)	(46)
Net income	30	32	103	240
Net income attributable to noncontrolling interests	(1)	—	(2)	(2)
Net income attributable to common stockholders	$29	$32	$101	$238
Earnings per share attributable to common stockholders:
Basic	$0.24	$0.26	$0.81	$2.55
Diluted	$0.23	$0.25	$0.80	$2.53
Weighted average number of shares of common stock outstanding (in 000's):
Basic	124,122	124,762	124,168	93,157
Diluted	126,002	125,763	125,908	93,858
Dividends declared per share of common stock	$0.15	$0.12	$0.45	$0.36

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$30	$32	$103	$240
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	5	(6)	21	(20)
Total comprehensive income, net of tax	35	26	124	220
Less: Net income attributable to noncontrolling interests, net of tax	(1)	—	(2)	(2)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	(1)	1	(3)	4
Total comprehensive loss (income) attributable to noncontrolling interests	(2)	1	(5)	2
Comprehensive income attributable to common stockholders	$33	$27	$119	$222

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$211	$126
Restricted cash and cash equivalents (including $89 and $32 in variable interest entities, "VIEs," respectively)	135	114
Accounts receivable, net of allowance for doubtful accounts of $0.4 for each date	111	97
Vacation ownership mortgages receivable, net of allowance of $3 and $1, respectively (including a net $67 and $59 in VIEs, respectively)	82	87
Vacation ownership inventory	411	197
Prepaid income taxes	28	47
Prepaid expenses	55	49
Other current assets (including $4 and $3 of interest receivables in VIEs, respectively)	33	29
Total current assets	1,066	746
Restricted cash and cash equivalents (including $3 and $2 in variable interest entities, "VIEs," respectively)	4	4
Vacation ownership mortgages receivable, net of allowance of $42 and $21, respectively (including a net $500 and $370 in VIEs, respectively)	631	632
Vacation ownership inventory	115	189
Investments in unconsolidated entities	57	59
Property and equipment, net	599	580
Goodwill	564	558
Intangible assets, net	444	453
Deferred income taxes	9	9
Other non-current assets	90	74
TOTAL ASSETS	$3,579	$3,304
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$54	$64
Current portion of securitized debt from VIEs	163	111
Deferred revenue	100	87
Accrued compensation and benefits	73	70
Accrued expenses and other current liabilities (including a net $1 of interest payables in VIEs)	220	187
Total current liabilities	610	519
Long-term debt	513	580
Securitized debt from VIEs	490	319
Income taxes payable, non-current	5	5
Other long-term liabilities	70	47
Deferred revenue	78	79
Deferred income taxes	172	161
Total liabilities	1,938	1,710
Redeemable noncontrolling interest	1	1
Commitments and contingencies
EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $0.01 par value; issued 133,990,665 and 133,545,864 shares, respectively	1	1
Treasury stock— 9,987,627 and 8,878,489 shares at cost, respectively	(164)	(136)
Additional paid-in capital	1,274	1,262
Retained earnings	535	492
Accumulated other comprehensive loss	(34)	(52)
Total ILG stockholders’ equity	1,612	1,567
Noncontrolling interests	28	26
Total equity	1,640	1,593
TOTAL LIABILITIES AND EQUITY	$3,579	$3,304

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except share data)

(Unaudited)

										Accumulated
			Total ILG					Additional		Other
	Total	Noncontrolling	Stockholders’	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Equity	Interests	Equity	Amount	Shares	Amount	Shares	Capital	Earnings	Loss
Balance as of December 31, 2016	$1,593	$26	$1,567	$1	133,545,864	$(136)	8,878,489	$1,262	$492	$(52)
Net income	103	2	101	—	—	—	—	—	101	—
Other comprehensive income, net of tax	21	3	18	—	—	—	—	—	—	18
Non-cash compensation expense	18	—	18	—	—	—	—	18	—	—
Dividends paid to noncontrolling interest	(3)	(3)	—	—	—	—	—	—	—	—
Cancellation of restricted stock for converted shares	—	—	—	—	(34,813)	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of withholding taxes	(6)	—	(6)	—	474,557	—	—	(6)	—	—
Deferred stock compensation expense	(2)	—	(2)	—	—	—	—	(2)	—	—
Dividends declared on common stock	(56)	—	(56)	—	5,057	—	—	2	(58)	—
Treasury stock purchases	(28)	—	(28)	—	—	(28)	1,109,138	—	—	—
Balance as of September 30, 2017	$1,640	$28	$1,612	$1	133,990,665	$(164)	9,987,627	$1,274	$535	$(34)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$103	$240
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	15	14
Amortization of debt issuance costs	2	—
Depreciation expense	44	28
Allowance for losses on originated loans	26	12
Allowance for impairment on acquired loans	5	—
Impairment on vacation ownership inventory	4	—
Accretion of mortgages receivable	4	—
Non-cash compensation expense	18	13
Deferred income taxes	12	(26)
Equity in earnings from unconsolidated entities	(4)	(4)
Gain on bargain purchase of Vistana acquisition	(2)	(188)
Changes in operating assets and liabilities, and other:
Restricted cash	38	(2)
Accounts receivable	7	(6)
Vacation ownership mortgages receivable (originations)	(257)	(117)
Vacation ownership mortgages receivable (collections)	218	105
Vacation ownership inventory (additions)	(179)	(105)
Vacation ownership inventory (disposals)	66	42
Prepaid expenses and other current assets	(11)	4
Prepaid income taxes and income taxes payable	18	13
Accounts payable and other current liabilities	19	50
Deferred income	11	(3)
Other, net	1	4
Net cash provided by operating activities	158	74
Cash flows from investing activities:
Capital expenditures	(80)	(42)
Acquisitions of assets	—	(77)
Investments in unconsolidated entities	—	(5)
Other, net	1	(4)
Net cash used in investing activities	(79)	(128)
Cash flows from financing activities:
Payments on revolving credit facility, net	(69)	—
Payments of debt issuance costs	(3)	(7)
Proceeds from securitized debt	325	375
Payments on securitized debt	(100)	(56)
Increase in restricted cash	(58)	(26)
Payment to former Vistana owner for subsidiary financing obligation	—	(24)
Purchases of treasury stock	(28)	(100)
Dividend payments to stockholders	(56)	(37)
Dividend payments to noncontrolling interest	(3)	(2)
Withholding taxes on vesting of restricted stock units and restricted stock	(6)	(2)
Net cash provided by financing activities	2	121
Effect of exchange rate changes on cash and cash equivalents	4	(2)
Net increase in cash and cash equivalents	85	65
Cash and cash equivalents at beginning of period	126	93
Cash and cash equivalents at end of period	$211	$158

Supplemental disclosures of cash flow information:
Issuance of stock in connection with Vistana acquisition	$—	$1,031
Interest paid, net of amounts capitalized	$20	$14
Income taxes paid, net of refunds	$25	$60

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

For the nine months ended September 30, 2017 and 2016, individual amounts presented herein by quarter may not add to the year-to-date amount due to rounding and, in the case of per share amounts, differences in the average common shares outstanding during each period.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 to our audited consolidated financial statements included in our 2016 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the nine months ended September 30, 2017.

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

Earnings per Share

Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of RSUs and restricted stock using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders exclude 0.3 million and 0.4 million RSUs and restricted shares for the nine months ended September 30, 2017 and 2016, respectively, as the effect of their inclusion would have been antidilutive to earnings per share. The antidilutive effect for the quarters ended September 30, 2016 and 2017 was inconsequential.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic weighted average shares of common stock outstanding	124,122	124,762	124,168	93,157
Net effect of common stock equivalents assumed to be vested related to RSUs and restricted stock	1,880	1,001	1,740	701
Diluted weighted average shares of common stock outstanding	126,002	125,763	125,908	93,858

Earnings per share for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$29,314	$31,913	$100,898	$237,500
Weighted average number of shares of common stock outstanding:
Basic	124,122	124,762	124,168	93,157
Diluted	126,002	125,763	125,908	93,858
Earnings per share attributable to common stockholders:
Basic	$0.24	$0.26	$0.81	$2.55
Diluted	$0.23	$0.25	$0.80	$2.53

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

In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities”. The FASB issued this ASU to amend the amortization period for certain purchased callable debt securities held at a premium. Prior to the issuance of the ASU, GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

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

Our qualitative evaluation of ASU 2014-09 is substantially complete. Our qualitative evaluation included identifying the potential differences in the timing and/or method of revenue recognition for our contracts and, ultimately, the expected impact on our business processes, systems and controls. As part of this evaluation, we are reviewing customer contracts and applying the five-step model of the new standard to each contact type identified that’s associated to our material revenue streams and will compare the results to our current accounting practices. We currently expect possible areas of impact will include:

(i)

gross versus net presentation changes which would not impact profitability, such as incentives provided to customers on vacation ownership interest (“VOI”) sales (e.g., SPG points), management fees attributable to unsold VOI inventory, and administrative fees for VOI sales;

(ii)	classification of certain trial vacation package sales which would also not impact profitability;
(iii)	capitalization of certain incremental costs to obtain a contract related to trial vacation package sales;
(iv)	the instances in which we can apply the percentage of completion revenue recognition method when construction of a vacation ownership project is not complete;
(v)	certain membership related topics which continue to be evaluated.

We continue to evaluate the quantitative effects of adopting this standard. Consequently, given the complexities of this new standard, we are unable to determine, at this time, whether adoption of this standard will have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

At this time, we plan to adopt this standard, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on January 1, 2018, using the retrospective adoption method. However, we will continue to re-evaluate this determination through adoption.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payments Accounting” (“ASU 2016-03”), to simplify the current accounting for Stock Compensation. The areas for simplification in this update involve several aspects of the accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. In accordance with this ASU, for the nine months ended September 30, 2017, ILG included a net benefit of $2 million within the income tax provision. In addition, with the adoption of this ASU, we elected to account for forfeitures when they occur, so therefore, effective January 1, 2017, we no longer estimate the number of awards that are expected to vest. We also elected the prospective transition method for the presentation of excess tax benefits within the statement of cash flows. As such, the excess tax benefits from stock based awards was presented as part of the operating activities within the current period Condensed Consolidated Statements of Cash Flows, and the prior period was not adjusted. Overall, the adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

(1)

Gain on bargain purchase represents the excess of the fair value of the net tangible and intangible assets acquired over the purchase price. This gain of $165 million is presented within Other income (expense), net, in our consolidated statement of income in two periods: (i) $163 million for the year ended December 31, 2016 and (ii) $2 million for the nine months ended September 30, 2017. The existence of a gain on bargain purchase pertaining to this transaction is principally related to the decrease in our stock price leading up to the acquisition date.

(2)	Includes a $24 million accrual pertaining to a dividend declared by a subsidiary of Vistana to Starwood prior to our acquisition date which was settled subsequent to the acquisition closing.
(3)

Represents adjustments to the preliminary purchase price allocation first presented in our June 30, 2016 Form 10-Q, including our reassessment of assets acquired and liabilities assumed, with respect to finalizing our purchase price allocation for this acquisition. The larger adjustments primarily pertained to refinements of certain estimates related to the valuation of our mortgages receivable and vacation ownership inventory based on additional information, adjustments to tax-related accounts as new information became available, and certain other reclasses between line items.

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

The valuation of the assets acquired and liabilities assumed in connection with this acquisition was based on fair values at the acquisition date. The assets purchased and liabilities assumed for the Vistana acquisition have been reflected in the accompanying condensed consolidated balance sheets. The measurement period was closed as of December 31, 2016 for all balance sheet items except those that are tax-related for which the measurement period closed on May 11, 2017.

Results of operations

Related to the Vistana acquisition, revenue of $268 million and $242 million was recognized in our condensed consolidated statement of income for the three months ended September 30, 2017 and 2016, respectively. Revenue of $806 million and $365 million was recognized in our condensed consolidated statement of income for the nine months ended September 30, 2017 and 2016, respectively.

Related to the Vistana acquisition, net income of $15 million and $11 million was recognized in our condensed consolidated statement of income for the three months ended September 30, 2017 and 2016, respectively. Net income of $53 million and $17 million was recognized in our condensed consolidated statement of income for the nine months ended September 30, 2017 and 2016, respectively.

Pro forma financial information (unaudited)

The following unaudited pro forma financial information presents the consolidated results of ILG and Vistana as if the acquisition had occurred on January 1, 2015, the beginning of the last full fiscal year prior to the May 11, 2016 acquisition date. The pro forma results presented below for the three and nine months ended September 30, 2017 and 2016 are based on the historical financial statements of ILG and Vistana (where applicable), adjusted to reflect the purchase method of accounting, with ILG as accounting acquirer. The pro forma information is not necessarily indicative of the consolidated results of operations that might have been achieved for the periods or dates indicated, nor is it necessarily indicative of the future results of the combined company. It does not reflect cost savings expected to be realized from the elimination of certain expenses and from synergies expected to be created or the costs to achieve such cost savings or synergies, if any. Income taxes do not reflect the amounts that would have resulted had ILG and Vistana filed consolidated income tax returns during the pre-acquisition periods presented. The 2016 periods and the 2017 nine month period have been adjusted to eliminate the respective adjustments recorded to our pre-tax gain on bargain purchase for purposes of this pro forma presentation. This adjustment was tax-effected at an estimated effective tax rate of 35% for the 2016 and 2017 periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2017	2016	2017	2016
Revenue	$446	$427	$1,348	$1,272
Net income attributable to common stockholders	$29	$30	$99	$86
Earnings per share:
Basic	$0.24	$0.24	$0.80	$0.67
Diluted	$0.23	$0.24	$0.79	$0.67

Other

On April 1, 2017, ILG gained the ability to appoint the majority of the board of Great Destinations Inc., a  fee-for-service, real-estate brokerage firm that specializes in reselling resort timeshare properties on behalf of independent homeowners’ associations of which we own 50% of the equity, thereby acquiring control of the joint venture. Consequently, we consolidated the business into our consolidated financial statements as of the date control was obtained. In connection with the step-acquisition of this investment we recorded goodwill of $4  million. The valuation of the assets acquired and liabilities assumed in connection with this event was based on fair values at April 1, 2017. No other intangible assets apart from goodwill were established. The measurement period pertaining to this acquisition is deemed closed as of September 30, 2017.

NOTE 4—RESTRICTED CASH

Restricted cash consists of the following (in millions):

	September 30,	December 31,
	2017	2016
Escrow deposits on vacation ownership products	$29	$67
Securitization VIEs	92	34
Other	18	17
Total restricted cash	$139	$118

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

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE

Vacation ownership mortgages receivable is comprised of various mortgage loans related to our financing of vacation ownership interval sales. As part of our acquisitions of HVO and Vistana, we acquired existing portfolios of vacation ownership mortgages receivable. These loans are accounted for using the expected cash flows method of recognizing discount accretion based on the acquired loans’ expected cash flows pursuant to ASC 310-30, “Loans acquired with deteriorated credit quality.” At acquisition, we recorded these acquired loans at fair value, including a credit discount or premium, as applicable, which is accreted as an adjustment to yield over the loans’ estimated life. Originated loans as of September 30, 2017 and December 31, 2016 represent vacation ownership mortgages receivable originated by ILG, or more specifically our Vacation Ownership segment, subsequent to the acquisitions of HVO and Vistana on October 1, 2014 and May 11, 2016, respectively.

Vacation ownership mortgages receivable carrying amounts as of September 30, 2017 and December 31, 2016 were as follows (in millions):

	September 30,			December 31,
	2017			2016
	Securitized	Unsecuritized(2)	Total	Securitized	Unsecuritized(2)	Total
Acquired vacation ownership mortgages receivable(1)	$375	$44	$419	$419	$127	$546
Originated vacation ownership mortgages receivable(1)	226	118	344	11	184	195
Less: allowance for impairment on acquired loans	(4)	(1)	(5)	—	—	—
Less: allowance for losses on originated loans	(30)	(15)	(45)	(1)	(21)	(22)
Net vacation ownership mortgages receivable	$567	$146	$713	$429	$290	$719

(1)	At various interest rates with varying payment terms through 2031 for acquired receivables and for originated receivables
(2)

As of September 30, 2017, $9 million of unsecuritized vacation ownership receivables were not eligible for securitization. During the nine month period, approximately $19 million of unsecuritized receivables as of December 31, 2016 were moved into the 2016 securitized pool, thereby releasing the same amount from restricted cash. The remaining change in the unsecuritized balance between year-end and September 30, 2017 pertains to the 2017 securitization described in Note 13. Additionally, as part of the September 2017 securitization, approximately $65 million of receivables may be added in the future to the September 2017 securitized pool. We expect these to include receivables repurchased from the 2011 securitization pool as well as unsecuritized receivables, with an equal amount released from restricted cash.

The fair value of our acquired loans as of the respective acquisition dates were determined by use of a discounted cash flow approach which calculates a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective loans, while considering anticipated defaults and early repayments determined based on historical experience. Consequently, the fair value of these acquired loans recorded on our condensed consolidated balance sheet as of the acquisition date includes an estimate for future loan losses which becomes the historical cost basis for that existing portfolio going forward. As of September 30, 2017 and December 31, 2016, the contractual outstanding balance of the acquired loans, which represents contractually-owed future principal amounts, was $334 million and $466 million, respectively.

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

Nine Months Ended
Accretable Yield	September 30, 2017
Balance, beginning of period	$156
Accretion	(42)
Reclassification from nonaccretable difference	(3)
Balance, end of period	$111
Nonaccretable difference, end of period balance	$35

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

Vacation ownership mortgages receivable as of September 30, 2017 are scheduled to mature as follows (in millions):

	Vacation Ownership Mortgages Receivable
	Acquired		Originated
Twelve month period ending September 30,	Securitized Loans	Unsecuritized Loans	Securitized Loans	Unsecuritized Loans	Total
2018	$41	$5	$14	$9	$69
2019	40	4	15	7	66
2020	40	4	17	8	69
2021	38	4	19	9	70
2022	35	5	21	10	71
2023 and thereafter	102	15	140	75	332
Total	296	37	226	118	677
Plus: net premium on acquired loans(1)	79	7	—	—	86
Less: allowance for impairment on acquired loans	(4)	(1)	—	—	(5)
Less: allowance for losses on originated loans	—	—	(30)	(15)	(45)
Net vacation ownership mortgages receivable	$371	$43	$196	$103	$713
Weighted average stated interest rate as of September 30, 2017	13.3%		13.3%
Range of stated interest rates as of September 30, 2017	8.0% to 15.90%		10.90% to 15.90%

(1)

The difference between the contractual principal amount of acquired loans of $334 million and the net carrying amount of $414 million as of September 30, 2017 is related to the application of ASC 310-30.

Collectability

We assess our vacation ownership mortgages receivable portfolio of loans for collectability on an aggregate basis. Estimates of uncollectability pertaining to our originated loans are recorded as provisions in the vacation ownership mortgages receivable allowance for loan losses. For originated loans, we record an estimate of uncollectability as a reduction of sales of vacation ownership products in the accompanying condensed consolidated statements of income at the time revenue is recognized on a vacation ownership product sale. We evaluate our originated loan portfolio collectively as it is comprised of homogeneous, smaller-balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgages receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio. As of September 30, 2017, allowance for loan losses of $45 million for uncollectability was recorded against our vacation ownership mortgages receivable for estimated losses related solely to our originated loans. Our allowance for loan losses as of December 31, 2016 was $22 million; the change in 2017 principally pertains to additional loan loss provision recorded against sales of vacation ownership products on our condensed consolidated income statement during the period, consistent with a comparatively larger outstanding originated receivables balance.

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

At September 30, 2017, the weighted average FICO score within our consolidated loan pools was 712 based upon the outstanding loan balance at time of origination. The average estimated rate for all future defaults for our consolidated outstanding pool of loans as of September 30, 2017 was 11.2%.

Balances of our vacation ownership mortgages receivable by brand and by FICO score (at time of loan origination) were as follows (in millions):

	As of September 30, 2017
	700+	600-699	<600	No Score(1)	Total
Westin	$193	$93	$4	$27	$317
Sheraton	168	150	13	64	395
Hyatt	21	14	2	1	38
Other	5	1	-	2	8
Vacation ownership mortgages receivable, gross	$387	$258	$19	$94	$758

(1)	Mortgages receivable with no FICO score primarily relate to non-U.S. resident borrowers.

On an ongoing basis, we monitor credit quality of our vacation ownership mortgages receivable portfolio based on payment activity as follows:

•	Current—The consumer’s note is in good standing as payments and reporting are current per the terms contractually stipulated in the agreement.
•	Delinquent—We consider a vacation ownership mortgage receivable to be delinquent based on the contractual terms of each individual financing agreement.
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

In the event of a default, we generally have the right to recover the mortgaged VOIs and consider loans to be in default upon reaching 120 days outstanding. Our aged analysis of delinquent vacation ownership mortgages receivable and the gross balance of vacation ownership mortgages receivable greater than 120 days past‑due, as of September 30, 2017 and December 31, 2016, for our originated loans are as follows (in millions):

			Delinquent			Defaulted(1)
	Receivables	Current	30-59 Days	60-89 Days	90-119 Days	≥120	Total Delinquent & Defaulted
Originated Loans
September 30, 2017	$344	$331	$4	$3	$2	$4	$13
December 31, 2016	$195	$190	$2	$1	$1	$1	$5

(1)	Mortgages receivable equal to or greater than 120 days are considered defaulted and have been fully reserved in our allowance of loan losses for originated loans.

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

As of September 30, 2017 and December 31, 2016, vacation ownership inventory is comprised of the following (in millions):

	September 30,	December 31,
	2017	2016
Completed unsold vacation ownership interests (current asset)	$411	$197
Vacation ownership projects construction in process (non-current asset)	115	189
Total vacation ownership inventory	$526	$386

The increase in inventory as of September 30, 2017 from December 31, 2016 largely pertains to our ongoing development activities, in particular related to The Westin Los Cabos Resort Villas & Spa, The Westin Nanea Ocean Villas, The Westin Desert Willow, The Westin Resort and Spa, Cancun, and the Sheraton Steamboat Resort Villas, among other resorts to a lesser extent. This increase was partly offset by the inventory impairment described below.

Impairment event

In September 2017, Hurricanes Irma and Maria affected several Vistana and HVO resorts and sales centers. In particular, resorts in Florida, the U.S. Virgin Islands, and Puerto Rico were in the path of these storms. As a consequence of these weather events, we recorded an estimated vacation ownership inventory impairment charge of $9 million in the quarter pertaining to our St. John resort, of which $5 million is offset by expected insurance proceeds deemed probable of collection. This impairment charge and related expected insurance recovery pertains to our Vacation Ownership segment and are presented within general and administrative expenses in our condensed consolidated income statements for the three and nine months ended September 30, 2017. We used an income approach with Level 3 inputs as our valuation method to estimate the fair value of the related vacation ownership inventory. The estimates used in this valuation are subject to refinement as additional information becomes available with regards to repairs and reconstruction plans for this resort. Our Puerto Rico resort is predominately sold-out and, consequently, our unsold vacation ownership inventory balance is inconsequential.

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES

Our investments in unconsolidated entities, recorded under the equity method of accounting in accordance with guidance in ASC 323, “Investments—Equity Method and Joint Ventures,” primarily consists of an ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a Hyatt-branded vacation ownership resort in Hawaii, and Vistana’s Harborside at Atlantis joint venture which performs sales, marketing and management services for a vacation ownership resort in the Bahamas. Our equity income from investments in unconsolidated entities, recorded in equity in earnings from unconsolidated entities in the accompanying condensed consolidated statement of income, was $1 million and $2 million for the three months ended September 30, 2017 and 2016, and $4 million for each of the nine month periods ending September 30, 2017 and 2016, respectively.

Our ownership percentages of the Maui Timeshare Venture and Harborside investments are 33% and 50%, respectively, and ownership percentages of the other investments range from 25% to 50%. The carrying value of our investments in unconsolidated entities as of September 30, 2017 and December 31, 2016 were as follows (in millions):

	September 30,	December 31,
	2017	2016
Maui Timeshare Venture, LLC	$45	$42
Harborside at Atlantis joint venture	11	12
Other	1	5
Total	$57	$59

The change in Other investments from December 31, 2016 in the above table reflects the consolidation of our Great Destinations joint venture, as further discussed in Note 3 of these condensed consolidated financial statements.

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment, net is as follows (in millions):

	September 30,	December 31,
	2017	2016
Computer equipment	$42	$37
Capitalized software (including internally developed software)	170	150
Land, buildings and leasehold improvements	408	368
Land held for development	56	56
Furniture, fixtures and other equipment	65	52
Construction projects in progress	21	47
Other projects in progress	48	37
Total property and equipment	810	747
Less: accumulated depreciation and amortization	(211)	(167)
Total property and equipment, net	$599	$580

The increase in property and equipment as of September 30, 2017 from December 31, 2016 is in large part attributable to our development activities during the period at The Westin Los Cabos Resort Villas & Spa and The Westin Nanea Ocean Villas with regards to assets primarily used to support those marketing and sales locations and resort operations.

The increase to property and equipment was partly offset by transfers to inventory (non-current) related to the conversion activities at Sheraton Steamboat Resort Villas and The Westin Resort and Spa, Cancun, as well as a $12 million disposal of long-lived assets attributable to our Westin resort in St. John due to the weather events discussed in Note 6. This disposal pertains to our Vacation Ownership segment and was fully offset by expected insurance proceeds deemed probable of collection.

Additionally, our categorization of property and equipment as of December 31, 2016 presented in the table above contains certain recategorizations for purposes of consistency; specifically, amounts were recategorized from furniture, fixtures and other equipment to other classifications.

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

The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill, as of September 30, 2017 and December 31, 2016 (in millions):

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2017	Additions	Deductions	Translation	Impairment	September 30, 2017
VO management	$35	$—	$—	$2	$—	$37
VO sales and financing	7	4	—	—	—	11
Exchange	496	—	—	—	—	496
Rental	20	—	—	—	—	20
Total	$558	$4	$—	$2	$—	$564

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2016	Additions	Deductions	Translation	Impairment	December 31, 2016
VO management	$38	$—	$—	$(3)	$—	$35
VO sales and financing	7	—	—	—	—	7
Exchange	496	—	—	—	—	496
Rental	20	—	—	—	—	20
Total	$561	$—	$—	$(3)	$—	$558

The $6 million increase in our goodwill balance as of September 30, 2017 from December 31, 2016 consists of $4 million of additional goodwill recorded as part of the consolidation of our Great Destinations joint venture, as further discussed in Note 3, and $2 million related to foreign currency translation of goodwill carried on the books of an ILG entity whose functional currency is not the US dollar.

Other Intangible Assets

The balance of other intangible assets, net as of September 30, 2017 and December 31, 2016 is as follows (in millions):

	September 30,	December 31,
	2017	2016
Intangible assets with indefinite lives	$119	$114
Intangible assets with definite lives, net	325	339
Total intangible assets, net	$444	$453

The $5 million increase in our indefinite‑lived intangible assets during the nine months ended September 30, 2017 pertains to associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

At September 30, 2017 and December 31, 2016, intangible assets with indefinite lives relate to the following (in millions):

	September 30,	December 31,
	2017	2016
Resort management contracts	$75	$70
Trade names and trademarks	44	44
Total	$119	$114

At September 30, 2017, intangible assets with definite lives relate to the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$287	$(141)	$146
Purchase agreements	76	(76)	—
Resort management contracts	246	(68)	178
Technology	25	(25)	—
Other	23	(22)	1
	$657	$(332)	$325

At December 31, 2016, intangible assets with definite lives relate to the following (in millions):

		Accumulated
	Cost	Amortization	Net
Customer relationships	$287	$(137)	$150
Purchase agreements	76	(76)	—
Resort management contracts	245	(58)	187
Technology	25	(25)	—
Other	23	(21)	2
Total	$656	$(317)	$339

In accordance with our policy on the recoverability of long‑lived assets, we review the carrying value of all long‑lived assets, primarily property and equipment and definite‑lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long‑lived asset (asset group) may be impaired. For the nine months ended September 30, 2017 and the year ended December 31, 2016, we did not identify any events or changes in circumstances indicating that the carrying value of a long-lived asset (or asset group) may be impaired; accordingly, a recoverability test was not warranted.

Amortization of intangible assets with definite lives is primarily computed on a straight‑line basis. Total amortization expense for intangible assets with definite lives was $5 million and $6 million for the three months ended September 30, 2017 and 2016, respectively, and $15 million and $14 million for the nine months ended September 30, 2017 and 2016, respectively. Based on the September 30, 2017 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in millions):

Twelve month period ending September 30,
2018	$20
2019	20
2020	19
2021	18
2022	15
2023 and thereafter	233
$325

NOTE 10—CONSOLIDATED VARIABLE INTEREST ENTITIES

We have variable interests in the entities associated with Vistana’s four outstanding securitization transactions. As these securitizations consist of similar, homogenous loans, they have been aggregated for disclosure purposes. We applied the variable interest model and determined we are the primary beneficiary of these VIEs and, accordingly, these VIEs are consolidated in our results. In making that determination, we evaluated the activities that significantly impact the economics of the VIEs, including the management of the securitized vacation ownership mortgages receivable and any related non-performing loans. We are the servicer of the securitized vacation ownership mortgages receivable. We also have the option, subject to certain limitations, to repurchase or replace vacation ownership mortgages receivable that are in default at their outstanding principal amounts. Historically, Vistana has been able to resell the vacation ownership products underlying the vacation ownership mortgages repurchased or replaced under these provisions without incurring significant losses. We also hold the risk of potential loss (or gain), as we are the last to be paid out by proceeds of the VIEs under the terms of the agreements. As such, we hold both the power to direct the activities of the VIEs and obligation to absorb the losses (or benefits) from the VIEs.

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

The following table shows assets which are collateral for the related obligations of the variable interest entities, included in our condensed consolidated balance sheets (in millions):

	Vacation Ownership Notes Receivable Securitization (1)
	September 30,	December 31,
	2017	2016
Assets
Restricted cash	$92	$34
Interest receivable	4	3
Vacation ownership mortgages receivable, net	567	429
Total	$663	$466

Liabilities
Interest payable	$1	$1
Securitized debt	653	430
Total	$654	$431

(1)	The creditors of these entities do not have general recourse to us.

Upon transfer of vacation ownership mortgages receivable, net to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in our restricted cash. Our interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts' debt. Unless we exceed certain triggers related to default levels and collateralization of the securitized pool, we are contractually entitled to receive the excess cash flows (spread between the collections on the mortgages and payment of third party obligations and debt service on the trusts’ debt defined in the securitization agreements) from the VIEs. Such activity totaled $33 million from December 31, 2016 through September 30, 2017.

The net cash flows generated by the VO mortgages receivable in the VIEs are used to repay our securitized debt from VIEs and, excluding any restricted cash balances, are reflected in the operating activities section of our condensed consolidated statements of cash flows. Proceeds and repayments pertaining to our securitized debt from VIEs is reflected in the financing activities section of our combined statements of cash flows. Refer to Note 13 of these condensed consolidated financial statements for additional discussion on our securitized debt from VIEs.

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the general components of accrued expenses and other current liabilities (in millions):

	September 30,	December 31,
	2017	2016
General accrued expenses	$73	$62
Accrued other taxes	17	13
Customer deposits	74	71
Accrued membership-related costs	24	18
Accrued construction costs	25	16
Member deposits	7	7
Accrued expenses and other current liabilities	$220	$187

NOTE 12—DEFERRED REVENUE

The following table summarized the general components of deferred revenue (in millions):

	September 30,	December 31,
	2017	2016
Deferred membership-related revenue	$167	$157
Other	11	9
Total	$178	$166

Deferred membership-related revenue primarily relates to membership fees from our Exchange and Rental segment, which are deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight-line basis. The increase in deferred membership-related revenue as of September 30, 2017 from December 31, 2016 pertains to the timing of annual membership renewals. Other deferred revenue pertains primarily to incentives given in connection with a VOI sale, annual maintenance fees collected that are not yet earned, and other items.

NOTE 13—SECURITIZED VACATION OWNERSHIP DEBT

As discussed in Note 10, the VIEs associated with the securitization of our VOI mortgages receivable are consolidated in our financial statements. Securitized vacation ownership debt consisted of the following (in millions):

	September 30,	December 31,
	2017	2016
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2026	$33	$44
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	36	46
2016 securitization, interest rates ranging from 2.54% to 2.74%, maturing 2026	266	345
2017 securitization, interest rates ranging from 2.33% to 2.93%, maturing 2029	325	—
Unamortized debt issuance costs (2016 & 2017 securitization)	(7)	(5)
Total securitized vacation ownership debt, net of debt issuance costs	$653	$430

On September 22, 2017, we completed a term securitization transaction involving the issuance of $325 million of asset-backed notes. An indirect wholly-owned subsidiary of Vistana issued $240 million of Class A notes, $59 million of Class B notes and $26 million of Class C notes. The notes are backed by vacation ownership loans and have coupons of 2.33%, 2.63% and 2.93%, respectively, for an overall weighted average coupon of 2.43%. The advance rate for this transaction was approximately 97%.

Of the $325 million in proceeds from the transaction, approximately $65 million was held in escrow (restricted cash) to purchase additional vacation ownership loans, including the redemption of the outstanding balance on Vistana’s 2011 securitization or, if not used for said purpose, returned to investors. The remainder of the proceeds were used to pay transaction expenses, fund required reserves, pay down a portion of the borrowings outstanding under our $600 million revolving credit facility and for general purposes.

On September 20, 2016, we completed a term securitization transaction involving the issuance of $375 million of asset-backed notes. An indirect wholly-owned subsidiary of Vistana issued $346 million of Class A notes and $29 million of Class B notes. The notes are backed by vacation ownership loans and have coupons of 2.54% and 2.74%, respectively, for an overall weighted average coupon of 2.56%. The advance rate for this transaction was approximately 96.5%.

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

During the three and nine months ended September 30, 2017, interest expense associated with securitized vacation ownership debt totaled $2 million and $7 million, respectively, and is reflected within consumer financing expenses in our condensed consolidated statements of income. The securitized debt is non-recourse with no contractual minimum repayment amounts throughout its term. The amount of each principal payment is contingent on the cash flows from the underlying vacation ownership notes in a given period. Refer to Note 5—Vacation Ownership Mortgages Receivable for the stated maturities of our securitized vacation ownership notes receivable, which provide an indication of the potential repayment pattern before the impact of any prepayments or defaults.

As of the September 30, 2017, total unamortized debt issuance costs pertaining to the 2016 and 2017 securitizations were $7 million, which is presented as a reduction of securitized debt from VIEs in the accompanying condensed consolidated balance sheet. Unamortized debt issuance costs pertaining to our securitized debt are amortized to interest expense using the effective interest method through the estimated life of the respective debt instruments.

NOTE 14—LONG-TERM DEBT

Long‑term debt is as follows (in millions):

	September 30,	December 31,
	2017	2016
Revolving credit facility (interest rate of 2.99% at September 30, 2017 and interest rate of 2.27% at December 31, 2016)	$171	$240
5.625% senior notes	350	350
Unamortized debt issuance costs (revolving credit facility)	(3)	(4)
Unamortized debt issuance costs (senior notes)	(5)	(6)
Total long-term debt, net of debt issuance costs	$513	$580

Credit Facility

On May 17, 2016, we entered into a fifth amendment to the amended credit agreement which extended the maturity of the credit facility through May 17, 2021, and modified requirements with respect to assignments by lenders in connection with the acquisition of Vistana in May of 2016. There were no other material changes under this amendment.

As of September 30, 2017, there was $171 million outstanding with $415 million available to be drawn, net of any letters of credit. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.5%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.5%, in each case based on our consolidated total leverage ratio. At September 30, 2017, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The amended credit agreement has a commitment fee on undrawn amounts that ranges from 0.25% to 0.40% per annum based on our leverage ratio and the commitment fee was 0.275% at quarter end.

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

Senior Notes

In April 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. As of September 30, 2017, total unamortized debt issuance costs relating to these senior notes were $5 million, which are presented as a direct deduction from the principal amount. Interest on the senior notes is paid semi-annually in arrears on April 15 and October 15 of each year. The senior notes are unsecured and fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries that are required to guarantee the amended credit facility. Additionally, the voting stock of the issuer and the subsidiary guarantors is 100% owned by ILG. The senior notes are redeemable from April 15, 2018 at a redemption price starting at 104.219% which declines over time.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We met the minimum fixed charge coverage ratio as of September 30, 2017. In addition, the amended credit agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. We are also required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of September 30, 2017, the maximum consolidated secured leverage ratio was 3.25x and the minimum consolidated interest coverage ratio was 3.0x. ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.50 and 16.41, respectively.

Interest Expense and Debt Issuance Costs

Interest expense for the three months ended September 30, 2017 and 2016 was $7 million and $6 million, respectively, and for the nine months ended September 30, 2017 and 2016 was $20 million and $18 million, respectively. Interest expense is net of $1 million and $2 million of capitalized interest for the three months ended September 30, 2017 and 2016, respectively and for the nine months ended September 30, 2017 and 2016 was $4 million and $2 million, respectively.

As of September 30, 2017, total unamortized debt issuance costs were $8 million, net of $7 million of accumulated amortization, incurred in connection with the issuance and various amendments to our amended credit agreement, the issuance of our senior notes in April 2015 and the exchange for registered notes in June 2016. As of December 31, 2016, total unamortized debt issuance costs were $10 million, net of $5 million of accumulated amortization.

NOTE 15—FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the nine months ended September 30, 2017. Our financial instruments are detailed in the following table.

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Cash and cash equivalents	$211	$211	$126	$126
Restricted cash and cash equivalents	139	139	118	118
Financing receivables	36	36	19	19
Vacation ownership mortgages receivable	713	758	719	737
Investments in marketable securities	14	14	14	14
Securitized debt	653	657	430	425
Revolving credit facility(1)	(168)	(171)	(236)	(240)
Senior notes(1)	(345)	(364)	(344)	(361)

(1)

The carrying value of our revolving credit facility and senior notes as of September 30, 2017 include $3 million and $5 million of unamortized debt issuance costs, respectively, and $4 million and $6 million as of December 31, 2016, which are presented as a direct reduction of the corresponding liability.

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

The financing receivables as of September 30, 2017 are presented in our condensed consolidated balance sheet within other non‑current assets and principally pertain to a convertible secured loan to CLC that matures October of 2019 with interest payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion. The carrying value of this financing receivable approximates fair value through inputs inherent to the originating value of this loan, such as interest rates and ongoing credit risk accounted for through non‑recurring adjustments for estimated credit losses as necessary (Level 2). The stated interest rate on this loan is comparable to market. Interest is recognized within our “Interest income” line item in our condensed consolidated statements of income for the nine months ended September 30, 2017 and 2016.

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

Investments in marketable securities consist of marketable securities (mutual funds) related to deferred compensation plans which are funded in a Rabbi trust as of September 30, 2017 and December 31, 2016 and classified as other noncurrent assets in the accompanying condensed consolidated balance sheets. Participants in the deferred compensation plan unilaterally determine how their compensation deferrals are invested within the confines of the Rabbi trust which holds the marketable securities. Consequently, management has designated these marketable securities as trading investments, as allowed by applicable accounting guidance, even though there is no intent by ILG to actively buy or sell securities with the objective of generating profits on short‑term differences in market prices. These marketable securities are recorded at a fair value of $14 million at each of September 30, 2017 and December 31, 2016 based on quoted market prices in active markets for identical assets (Level 1). We recognized approximately $1 million unrealized trading gain for the three months ended September 30, 2017 and $2 million for the nine months ended September 30, 2017. These unrealized trading gains have an accompanying offsetting adjustment to employee compensation expense and are each included within general and administrative expenses in the accompanying condensed consolidated statement of income. See Note 17 for further discussion in regards to this deferred compensation plan.

Our non-public, securitized debt fair value is determined based upon discounted cash flows for the debt using Level 3 inputs such as rates deemed reasonable for the type of debt, prevailing market conditions and the length of maturity for the debt.

Borrowings under our senior notes (issued April 2015) and revolving credit facility are carried at historical cost and adjusted for principal payments. The fair value of our senior notes was estimated at September 30, 2017 and December 31, 2016 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our senior notes (Level 2). The carrying value of the outstanding balance under our revolving credit facility, exclusive of debt issuance costs, approximates fair value as of September 30, 2017 and December 31, 2016 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

NOTE 16—EQUITY

ILG has 300 million authorized shares of common stock, par value of $0.01 per share. At September 30, 2017, there were 134.0 million shares of ILG common stock issued, of which 124.0 million are outstanding with 10.0 million shares held as treasury stock. At December 31, 2016, there were 133.5 million shares of ILG common stock issued, of which 124.7 million were outstanding with 8.9 million shares held as treasury stock.

ILG has 25 million authorized shares of preferred stock, par value of $0.01 per share, none of which are issued or outstanding as of September 30, 2017 and December 31, 2016. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

In connection with the acquisition of Vistana in May 2016, we issued 72.4 million shares of ILG common stock, valued at $1 billion as of the acquisition date, to the holders who received Vistana common stock in the spin-off from its former parent.

Dividend Declared

In February, May and August 2017, our Board of Directors declared a quarterly dividend payment of $0.15 per share paid in March, June and September 2017, amounting to $19 million each. In November 2017, our Board of Directors declared a $0.15 per share dividend payable December 19, 2017 to shareholders of record on December 5, 2017.

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

Share Repurchase Program

In November 2016, the Board authorized repurchases of up to $50 million of ILG common stock, with $49 million available for repurchases as of December 31, 2016. During the nine months ended September 30, 2017, we repurchased 1.1 million shares of common stock for approximately $28 million, including commissions. The remaining availability for future repurchases of our common stock was $21 million as of September 30, 2017. Acquired shares of our common stock are held as treasury shares carried at cost on our condensed consolidated balance sheets.

Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements, restrictions under our Tax Matters Agreement with Starwood, and other factors. This program may be modified, suspended or terminated by us at any time without notice.

Accumulated Other Comprehensive Loss

Entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the nine months ended September 30, 2017, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments, as disclosed in our accompanying condensed consolidated statements of comprehensive income.

Noncontrolling Interests

Noncontrolling Interest—VRI Europe

In connection with the VRI Europe transaction on November 4, 2013, CLC was issued a noncontrolling interest in VRI Europe representing 24.5% of the business, which was determined based on the purchase price paid by ILG for its 75.5% ownership interest as of the acquisition date. As of September 30, 2017 and December 31, 2016, this noncontrolling interest amounts to $28 million and $26 million, respectively, and is presented on our condensed consolidated balance sheets as a component of equity. The change from December 31, 2016 to September 30, 2017 relates to the recognition of the noncontrolling interest holder’s proportional share of VRI Europe’s earnings, as well as the translation effect on the foreign currency based amount.

The parties have agreed not to transfer their interests in VRI Europe or CLC’s related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG’s VRI Europe shares in connection with a sale of the entire CLC resort business subject to achieving minimum returns and a preemptive right by ILG. As of September 30, 2017, there have been no changes in ILG’s ownership interest in VRI Europe.

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

NOTE 17—BENEFIT PLANS

Under retirement savings plans sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre‑tax earnings, but not more than statutory limits. ILG provides a discretionary match of fifty cents for each dollar a participant contributes into a plan with a maximum contribution of 3% of a participant’s eligible earnings. For employees participating in the safe harbor plan, ILG provides a 100% match for the first 1% of the participant’s eligible earnings and 50% over 1%, up to 6% of eligible compensation. In addition, ILG makes a discretionary matching contribution of 50% over 6%, up to 7% of compensation. These plans are subject to Internal Revenue Service (“IRS”) restrictions. Net matching contributions for the ILG plans were $3 million and $2 million for the three months ended September 30, 2017 and 2016, respectively, and $7 million and $4 million for the nine months ended September 30, 2017 and 2016, respectively. Matching contributions were invested in the same manner as each participant’s voluntary contributions in the investment options provided under the plans.

Effective August 20, 2008, a deferred compensation plan (the “Director Plan”) was established to provide non‑employee directors of ILG an option to defer director fees on a tax‑deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 67,797 share units were outstanding at September 30, 2017. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

Effective October 1, 2014, a non-qualified deferred compensation plan (the “DCP”) was established to allow eligible employees of ILG an option to defer compensation on a tax-deferred basis. Participants in the DCP currently include only certain HVO and Vistana employees that participated in similar plans prior to the respective acquisitions. Participants are fully vested in all amounts held in their individual accounts. Participants have only an unsecured claim against ILG for the future payment of the deferred amounts, although payment is indirectly secured through a fully funded Rabbi trust. The Rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi trust are not available for general corporate purposes. Amounts in the Rabbi trust are invested in mutual funds, as selected by participants, which are designated as trading securities and carried at fair value. As of September 30, 2017, the fair value of the investments in the Rabbi trust was $14 million, which is recorded in other non-current assets with the corresponding deferred compensation liability recorded in other long-term liabilities in the condensed consolidated balance sheets. Unrealized gains or losses are offset by a corresponding adjustment to compensation expense, all within general and administrative expense in our condensed consolidated income statements.

NOTE 18—STOCK‑BASED COMPENSATION

On May 21, 2013, ILG adopted the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock‑based awards. RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant. Each RSU is subject to service‑based vesting, where a specific period of continued employment must pass before an award vests. We grant awards subject to graded vesting (i.e., portions of the award vest at different times during the vesting period) or to cliff vesting (i.e., all awards vest at the end of the vesting period). In addition, certain RSUs are subject to attaining specific performance criteria. As of September 30, 2017, 3.1 million shares were available for future issuance under the 2013 Stock and Incentive Compensation Plan.

The Compensation Committee granted during the first nine months of 2017, 927,000 RSUs generally vesting over three years, and during the first nine months of 2016, 1.5 million RSUs generally vesting over three to four years, to certain officers, board of directors and employees of ILG and its subsidiaries. Of these RSUs granted in 2017 and 2016, approximately 229,000 and 518,000, respectively, cliff vest in three years and approximately 213,000 and 348,000, respectively, are subject to performance criteria that could result between 0% and up to 200% of these awards being earned either based on defined adjusted EBITDA, revenue, or relative total shareholder return targets over the respective performance period, as specified in the award document. Additionally, on May 11, 2016, in connection with the acquisition of Vistana, we issued a total of 713,000 shares of restricted stock and 11,000 RSUs upon conversion of unvested equity grants held by Vistana’s employees to grants under the ILG 2013 Stock and Incentive Plan with a fair value of $10 million, of which $2 million and $8 million were attributed to pre-acquisition and post-acquisition services, respectively. The converted awards generally have the same terms and conditions as the original Starwood awards and vest through the first quarter of 2019.

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

Non‑cash compensation expense related to RSUs and restricted stock for the three months ended September 30, 2017 and 2016 was each $5 million, and for the nine months ended September 30, 2017 and 2016 was $18 million and $13 million, respectively. At September 30, 2017, there was approximately $28 million of unrecognized compensation cost related to RSUs and restricted stock, which is currently expected to be recognized over a weighted average period of approximately 1.9 years.

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

Non‑cash stock‑based compensation expense related to equity awards is included in the following line items in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of sales	$—	$1	$1	$1
Selling and marketing expense	1	—	2	1
General and administrative expense	4	4	15	11
Non-cash compensation expense	$5	$5	$18	$13

The following table summarizes RSU activity during the nine months ended September 30, 2017:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(In millions)
Non-vested RSUs at January 1, 2017	3	$16.71
Granted	1	20.43
Vested	(1)	17.54
Forfeited	—	20.36
Non-vested RSUs at September 30, 2017	3	$17.44

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

For the three and nine months ended September 30, 2017, ILG recorded income tax provisions for continuing operations of $17 million and $55 million, respectively, which represent effective tax rates of 35.7% and 35.1% for the respective periods. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes and other tax items partially offset by foreign income taxed at lower rates and the discrete impact of excess tax benefits associated with stock-based awards recorded in the income statement.

For the three and nine months ended September 30, 2016, ILG recorded an income tax benefit and provision for continuing operations of $2 million and $46 million, respectively, which represent effective tax rates of (7.4)% and 16.3% for the respective periods. The negative effective tax rate for the quarter was a result of recognizing an income tax benefit in an interim period with pre-tax income. This income tax benefit is a result of a decrease in the estimated annual effective tax rate and the effect of this change on prior quarters. The decrease in the estimated annual effective tax rate from the prior quarter was primarily due to both a change in the projected proportion of income earned and taxed in various jurisdictions and the projected utilization of certain income tax credits that were previously not expected to be realized. For the nine months ended September 30, 2016, the tax rate was lower than the federal statutory rate of 35% due principally to the nontaxable gain on bargain purchase recorded during the period in connection with the acquisition of Vistana and included in the computation of the annual expected effective tax rate as a non-discrete permanent item. This gain on bargain purchase is not subject to income taxation.

As of September 30, 2017, there were no material changes to ILG’s unrecognized tax benefits and related interest. In connection with the acquisition of Vistana, Starwood and ILG entered into a Tax Matters Agreement. Under the Tax Matters Agreement, Starwood indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-close period. Accordingly, any unrecognized tax benefits for Vistana related to the pre-close period that are the obligation of its former parent have not been recorded. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense.

ILG files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. As of September 30, 2017, no open tax years are currently under examination by the IRS. The U.S. federal statute of limitations for years prior to and including 2013 has closed. ILG’s consolidated state tax return for the tax years, 2013 through 2015, was under examination by the State of Florida. During the current period the State of Florida completed its audit and issued a Notice of Proposed Assessment with no changes. The audit is now closed. No other tax years are currently under examination in any material state and local jurisdictions. Vistana, by virtue of previously filed consolidated tax returns with Starwood, is under audit by the IRS for several pre-close periods. Vistana is also under audit in Mexico for the tax year ended December 31, 2012 and December 31, 2013. Under the Tax Matters Agreement, Starwood indemnifies ILG for all income tax liabilities and related interest and penalties for the pre-close period.

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

Information on reportable segments and reconciliation to consolidated operating income is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Vacation Ownership:
Resort operations revenue	$52	$53	$162	$86
Management fee and other revenue	35	32	99	81
Sales of vacation ownership products, net	118	96	351	154
Consumer financing revenue	23	23	66	37
Cost reimbursement revenue	67	63	192	118
Total revenue	295	267	870	476
Cost of service and membership related	14	11	40	31
Cost of sales of vacation ownership products	17	31	73	56
Cost of sales of rental and ancillary services	54	47	164	72
Cost of consumer financing	7	4	20	7
Cost reimbursements	67	63	192	118
Total cost of sales	159	156	489	284
Royalty fee expense	11	9	31	15
Selling and marketing expense	65	53	190	83
General and administrative expense	26	26	77	61
Amortization expense of intangibles	2	3	6	6
Depreciation expense	10	9	29	14
Segment operating income	$22	$11	$48	$13

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Exchange and Rental:
Transaction revenue	$47	$47	$155	$155
Membership fee revenue	36	35	105	99
Ancillary member revenue	2	1	5	4
Total member revenue	85	83	265	258
Club rental revenue	26	24	83	42
Other revenue	4	6	18	18
Rental management revenue	12	13	37	36
Cost reimbursement revenue	24	25	75	71
Total Exchange and Rental revenue	151	151	478	425
Cost of service and membership related sales	19	19	57	51
Cost of sales of rental and ancillary services	24	20	71	51
Cost reimbursements	24	25	75	71
Total cost of sales	67	64	203	173
Royalty fee expense	—	—	1	1
Selling and marketing expense	12	13	40	42
General and administrative expense	32	30	93	87
Amortization expense of intangibles	3	3	9	8
Depreciation expense	5	5	15	14
Segment operating income	$32	$36	$117	$100

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Consolidated:
Revenue	$446	$418	$1,348	$901
Cost of sales	226	220	692	457
Operating expenses	166	151	491	331
Operating income	$54	$47	$165	$113

Selected financial information by reporting segment is presented below (in millions).

	September 30,	December 31,
	2017	2016
Total Assets:
Vacation Ownership	$2,499	$2,220
Exchange and Rental	1,080	1,084
Total	$3,579	$3,304

Geographic Information

We conduct operations through offices in the U.S. and 14 other countries. For the nine months ended September 30, 2017 and 2016, revenue is sourced from over 100 countries worldwide. Other than the United States and Europe, revenue sourced from any individual country or geographic region did not exceed 10% of consolidated revenue for the three and nine months ended September 30, 2017 and 2016.

Geographic information on revenue, based on sourcing, and long‑lived assets, based on physical location, is presented in the table below (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
United States	$376	$354	$1,131	$760
Europe	16	16	48	50
All other countries(1)	54	48	169	91
Total	$446	$418	$1,348	$901

(1)	Includes countries within the following continents: Africa, Asia, Australia, North America and South America.

	September 30,	December 31,
	2017	2016
Long-lived assets (excluding goodwill and intangible assets):
United States	$466	$469
Mexico	129	107
Europe	4	4
Total	$599	$580

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

Purchase Obligations and Other Commitments

Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. The following table summarizes these items, on an undiscounted basis, at September 30, 2017 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

	Payments Due by Period
		Up to			More than
Contractual Obligations	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
	(Dollars in millions)
Debt principal(a)	$521	$—	$—	$171	$350
Debt interest(a)	134	27	53	44	10
Purchase obligations and other commitments(b)	75	36	28	11	—
Vacation ownership development commitments(c)	2	2	—	—	—
Operating leases	153	20	33	21	79
Total contractual obligations	$885	$85	$114	$247	$439

(a)Debt principal and projected debt interest represent principal and interest to be paid on our senior notes and revolving credit facility based on the balance outstanding as of September 30, 2017, exclusive of debt issuance costs. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of September 30, 2017. Interest on the revolving credit facility is calculated using the prevailing rates as of September 30, 2017.

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

At September 30, 2017, guarantees, surety bonds and letters of credit totaled $100 million, with the highest annual amount of $65 million occurring in year one. The total also includes maximum exposure under guarantees of $52 million which primarily relates to our Exchange and Rental segment’s rental management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the segment’s management activities that are entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other party.

In addition, certain of our rental management agreements provide that owners receive specified percentages or guaranteed amounts of the rental revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retain the balance (if any) as its fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of September 30, 2017 future amounts are not expected to be material either individually or in the aggregate.

Our operating and purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which we are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of September 30, 2017, amounts pending reimbursements are not material.

Vacation Ownership Development Commitments

With respect to vacation ownership projects under development, we estimate the cost associated with completing the phases of our vacation ownership projects currently in presales and accounted for under the percentage of completion method is approximately $2 million at September 30, 2017. This estimate is based on our current development plans, which remain subject to change, and we expect the phases currently under development will be completed in 2017. Only certain of our vacation ownership projects under development are currently in presales.

Letters of Credit

Additionally, as of September 30, 2017, our letters of credit totaled $14 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts required to be held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

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

On February 28, 2017, the owners association for the Club filed a separate suit against us and certain of our subsidiaries in federal court in the Southern District of New York. On March 13, 2017, before it had served the initial complaint, Plaintiff filed an amended complaint that added Marriott and Starwood as defendants and added additional claims. Plaintiff then filed a second amended complaint on July 14, 2017. The complaint, as amended, asserts claims against the sponsor of the Club, St. Regis Residence Club, New York, Inc., the Club manager, St. Regis New York Management, Inc., and certain affiliated entities, as well as against Marriott and Starwood, for alleged breach of fiduciary duties principally related to sale and rental practices, tortious interference with the management agreement, alleged unjust enrichment, seeks certain declaratory relief in connection with the Starpoints conversion program and the exchange program at the Club, and asserts claims based on alleged anticompetitive conduct by the defendants in connection with Plaintiff’s renewal of the Club management agreement. In addition to the declaratory relief sought, Plaintiff seeks unspecified actual damages, punitive damages, and disgorgement of payments under the management and purchase agreements, as well as related agreements. We filed a motion to dismiss the second amended complaint on September 8, 2017. The court has not yet rendered any decision on the motion. We dispute the material allegations in the second amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

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

The following tables present consolidating financial information as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 for ILG on a stand‑alone basis, the Issuer on a stand‑alone basis, the combined Guarantor Subsidiaries of ILG (collectively, the “Guarantor Subsidiaries”), the combined non-guarantor subsidiaries of ILG (collectively, the “Non-Guarantor Subsidiaries”) and ILG on a consolidated basis (in millions).

Balance Sheet as of September 30, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$1	$2	$692	$371	$-	$1,066
Property and equipment, net	1	-	452	146	-	599
Goodwill and intangible assets, net	-	267	632	109	-	1,008
Investments in subsidiaries	741	1,436	1,073	-	(3,250)	-
Other assets	-	-	324	582	-	906
Total assets	$743	$1,705	$3,173	$1,208	$(3,250)	$3,579

Current liabilities	$2	$9	$371	$228	$-	$610
Other long-term liabilities	-	-	276	539	-	815
Long term debt	-	513	-	-	-	513
Intercompany liabilities (receivables) / equity	(871)	442	1,089	(660)	-	-
Redeemable noncontrolling interest	-	-	1	-	-	1
ILG stockholders' equity	1,612	741	1,436	1,073	(3,250)	1,612
Noncontrolling interests	-	-	-	28	-	28
Total liabilities and equity	$743	$1,705	$3,173	$1,208	$(3,250)	$3,579

Balance Sheet as of December 31, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$1	$2	$491	$252	$-	$746
Property and equipment, net	1	-	420	159	-	580
Goodwill and intangible assets, net	-	267	647	97	-	1,011
Investments in subsidiaries	619	1,289	390	-	(2,298)	-
Other assets	-	-	462	505	-	967
Total assets	$621	$1,558	$2,410	$1,013	$(2,298)	$3,304

Current liabilities	$1	$5	$344	$169	$-	$519
Other long-term liabilities	-	-	266	26	-	292
Long term debt	-	581	(12)	330	-	899
Intercompany liabilities (receivables) / equity	(947)	353	522	72	-	-
Redeemable noncontrolling interest	-	-	1	-	-	1
ILG stockholders' equity	1,567	619	1,289	390	(2,298)	1,567
Noncontrolling interests	-	-	-	26	-	26
Total liabilities and equity	$621	$1,558	$2,410	$1,013	$(2,298)	$3,304

Statement of Income for the Three Months Ended September 30, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$371	$75	$-	$446
Operating expenses	(2)	-	(332)	(58)	-	(392)
Interest income (expense), net	-	(7)	1	(1)	-	(7)
Other income (expense), net(1)	30	32	23	(31)	(55)	(1)
Income tax benefit (provision)	1	2	(27)	7	-	(17)
Equity in earnings from unconsolidated entities	-	-	1	-	-	1
Net income	29	27	37	(8)	(55)	30
Net loss (income) attributable to noncontrolling interests	-	-	(1)	-		(1)
Net income attributable to common stockholders	$29	$27	$36	$(8)	$(55)	$29

Statement of Income for the Three Months Ended September 30, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$350	$68	$-	$418
Operating expenses	(2)	-	(310)	(59)	-	(371)
Interest income (expense), net	-	(7)	2	(1)	-	(6)
Other income (expense), net	26	42	4	(4)	(81)	(13)
Income tax benefit (provision)	8	-	(6)	-	-	2
Equity in earnings from unconsolidated entities	-	-	2	-	-	2
Net income	32	35	42	4	(81)	32
Net loss (income) attributable to noncontrolling interests	-	-	-	-	-	-
Net income attributable to common stockholders	$32	$35	$42	$4	$(81)	$32

Statement of Income for the Nine Months Ended September 30, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$1,123	$225	$-	$1,348
Operating expenses	(5)	(1)	(1,022)	(155)	-	(1,183)
Interest income (expense), net	-	(20)	6	(5)	-	(19)
Other income (expense), net (1)	105	116	51	(16)	(248)	8
Income tax benefit (provision)	1	8	(46)	(18)	-	(55)
Equity in earnings from unconsolidated entities	-	-	4	-	-	4
Net income	101	103	116	31	(248)	103
Net loss (income) attributable to noncontrolling interests	-	-	-	(2)	-	(2)
Net income attributable to common stockholders	$101	$103	$116	$29	$(248)	$101

Statement of Income for the Nine Months Ended September 30, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$-	$-	$762	$139	$-	$901
Operating expenses	(4)	-	(669)	(115)	-	(788)
Interest income (expense), net	-	(20)	4	(1)	-	(17)
Other income, net (1)	271	100	15	(2)	(198)	186
Income tax benefit (provision)	(29)	3	(17)	(3)	-	(46)
Equity in earnings from unconsolidated entities	-	-	4	-	-	4
Net income	238	83	99	18	(198)	240
Net loss (income) attributable to noncontrolling interests	-	-	1	(3)	-	(2)
Net income attributable to common stockholders	$238	$83	$100	$15	$(198)	$238

Statement of Cash Flows for the Nine Months Ended September 30, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(1)	$(6)	$169	$(4)	$158
Cash flows used in investing activities	-	-	(62)	(17)	(79)
Cash flows provided by (used in) financing activities	1	6	(86)	81	2
Effect of exchange rate changes on cash and cash equivalents	-	-	-	4	4
Cash and cash equivalents at beginning of period	-	-	38	88	126
Cash and cash equivalents at end of period	$-	$-	$59	$152	$211

Statement of Cash Flows for the Nine Months Ended September 30, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(33)	$(11)	$470	$(352)	$74
Cash flows used in investing activities	1,221	-	(1,350)	1	(128)
Cash flows provided by (used in) financing activities	(1,188)	11	920	378	121
Effect of exchange rate changes on cash and cash equivalents	-	-	-	(2)	(2)
Cash and cash equivalents at beginning of period	-	-	14	79	93
Cash and cash equivalents at end of period	$-	$-	$54	$104	$158

(1)Includes equity in net income of wholly-owned subsidiaries and gain on bargain purchase.

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

Actual results could differ materially from those contained in the forward‑looking statements included in this report for a variety of reasons, including, among (1) adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries, or adverse events or trends in key vacation destinations, (2) lack of available financing for, or insolvency or consolidation of developers, including availability of receivables financing for our business, (3) adverse changes to, or interruptions in, relationships with third parties, (4) our ability to compete effectively and successfully and to add new products and services, (5) our ability to market VOIs successfully and efficiently, (6) our ability to source sufficient inventory to support VOI sales and risks related to development of inventory in accordance with applicable brand standards, (7) the occurrence of a termination event under the master license agreement with Starwood or Hyatt, (8) actions of Starwood, Hyatt or any successor that affect the reputation of the licensed marks, the offerings of or access to these brands and programs, (9) decreased demand from prospective purchasers of vacation interests, (10) travel related health concerns, (11) significant increase in defaults on our vacation ownership mortgage receivables; (12) the restrictive covenants in our revolving credit facility and indenture and our ability to refinance our debt on acceptable terms;  (13) our ability to successfully manage and integrate acquisitions, including Vistana, (14) impairment of ILG’s assets or other adverse changes to estimates and assumptions underlying our financial results, (15) our ability to expand successfully in international markets and manage risks specific to international operations (16) fluctuations in currency exchange rates, (17) the ability of managed homeowners associations to collect sufficient maintenance fees, (18) business interruptions in connection with technology systems, (19) regulatory changes and (20) timing and collection of insurance proceeds related to hurricane losses. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A “Risk Factors” of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward‑looking statements.

GENERAL

The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three and nine months ended September 30, 2017. This section should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report, as well as our 2016 Annual Report on Form 10‑K, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This discussion includes the following sections:

•	Management Overview
•	Results of Operations
•	Financial Position, Liquidity and Capital Resources
•	Critical Accounting Policies and Estimates
•	ILG’s Principles of Financial Reporting
•	Reconciliations of Non‑GAAP Measures

MANAGEMENT OVERVIEW

General Description of our Business

ILG is a leading provider of professionally delivered vacation experiences and the exclusive global licensee for the Hyatt®, Sheraton®  and Westin® brands in vacation ownership. We operate in two segments: Vacation Ownership (VO) and Exchange and Rental. The Vacation Ownership operating segment consists of the VOI sales and financing business of Vistana and HVO as well as the management related business of Vistana, HVO, VRI, TPI, and VRI Europe. The Exchange and Rental operating segment consists of Interval, the Vistana Signature Network, the Hyatt Residence Club, the TPI exchange business, and Aqua-Aston Holdings, Inc.

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

Sales of VOIs may be made for cash or we may provide financing to qualified customers. These loans generally bear interest at a fixed rate, have a term of up to 15 years and require a minimum 10% down payment. The typical financing agreement provides for monthly payments of principal and interest, with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable. Our financing propensity for the three months and nine months ended September 30, 2017 was approximately 72% and 70%, respectively. The weighted average FICO score of loans originated over the last twelve months as of September 30, 2017 was 738. Historical default rates, which represent the trailing twelve months of defaults as a percentage of each period’s beginning gross vacation ownership notes receivable balance, were 5.0% as of September 30, 2017 and 4.4% as of December 31, 2016.

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

Interval, which operates the Interval Network, has been a leader in the vacation exchange services industry since its founding in 1976. As of September 30, 2017, this quality global vacation ownership membership exchange network included Vistana Signature Network and Hyatt Residence Club resorts and owners among its large and diversified base of participating resorts consisting of more than 3,000 resorts located in over 80 countries and approximately 1.8 million members.

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

Both the Vistana Signature Network and the Hyatt Residence Club provide enhanced flexibility for owners to utilize their VOIs within the applicable network. In exchange for these services, we earn club and transaction fees. The Vistana Signature Network currently encompasses owners at 21 resorts, while the Hyatt Residence Club has 16 resorts. We also operate additional exchange programs including TPI’s exchange business.

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

International Revenue

International revenue increased by 9% to $70 million in the three months ended September 30, 2017 and by 54% to $217 million in the nine months ended September 30, 2017 compared to the same period in 2016, principally due to including Vistana and its Mexican and Caribbean operations for the year-to-date period and the launch of our Westin Aventuras club product in June of 2017. As a percentage of our total revenue, international revenue remained consistent at 16% for the three months ended September 30, 2017 when compared to the same period in 2016, and remained consistent in the nine months ended September 30, 2017, at 16%, when compared to the same period in 2016.

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

In September 2017, Hurricanes Irma and Maria affected several Vistana and HVO resorts and sales centers, as well as nearly 300 properties within the Interval Network or managed by VRI or Aqua-Aston Hospitality. In particular, resorts in Florida, the U.S. Virgin Islands, St. Maarten, and Puerto Rico were in the path of these storms. Many of the resorts were only affected for a short period; however, The Westin St. John Resort Villas in the U.S. Virgin Islands and Hyatt Residence Club Dorado, Hacienda del Mar, in Puerto Rico remain closed, as do many Interval Network properties on the hardest-hit islands. Three Hyatt Residence Club resorts and our HVO sales center located in Key West were closed for several weeks but have since re-opened in October. With that said, overall these storms did not have a material impact on our financial condition given the recoverability of property damage from expected insurance proceeds.

We estimate the impact of these storms in the third quarter had the following adverse effects on our results (using a 36% effective tax rate):

•	Consolidated revenue - $5 million

•	Consolidated timeshare contract sales - $4 million
•	Net income attributable to common stockholders - $4 million (includes net recorded charges and estimated lost business activity)
•	Adjusted EBITDA - $3 million
•	Adjusted net income - $2 million

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

Our 2017 results continue to be negatively affected by a shift in the percentage mix of the Interval Network membership base from traditional and direct renewal members to corporate members. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate; however, these members tend to have a lower propensity to transact with us as corporate developers often operate their own proprietary exchange programs. Membership mix as of September 30, 2017 included 54% traditional and 46% corporate members, compared to 57% and 43%, respectively, as of September 30, 2016.

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

Our vacation ownership sales and financing businesses are positioned to grow through development of additional phases at existing resorts, converting properties to vacation ownership, adding resorts in attractive markets and expanding our sales distribution capabilities. In April 2017, we opened The Westin Los Cabos Resort Villas & Spa and The Westin Nanea Ocean Villas, while in September 2017 we opened an additional building at The Westin Desert Willow. For the remainder of 2017 and into early 2018, we expect to open additional phases at the following resorts:

•	The Westin Nanea Ocean Villas
•	The Westin Desert Willow Villas, Palm Desert
•	The Westin Resort and Spa, Cancun
•	Sheraton Steamboat Resort Villas
•	Hyatt Wild Oak Ranch

Additionally, we opened sales centers in the second quarter of 2017 in Maui, Los Cabos, Key West and Bonita Springs. As we expand our sales distribution, we have faced competition for talent.

Hurricane related impacts

As discussed in the Other Factors Affecting Results section above, certain of our properties were impacted by Hurricanes Irma and Maria in September 2017, in particular The Westin St. John in the U.S. Virgin Islands. We expect this resort and sales center to remain closed for the foreseeable future as repairs and reconstruction work continue.

Aside from the impact to our St. John resort, we expect additional impacts resulting from these weather events to carry into the fourth quarter of 2017. Our exchange business has been adversely affected from the impact suffered by affiliated resorts in the path of these storms. This has resulted in a loss of inventory, for an extended period of time in some cases, which would otherwise be available for exchanges and Getaways. There may also be an unfavorable impact to new member flow as developers at certain affected locations work towards re-opening resorts or re-establishing normal operations, in addition to a possible impact on membership renewals as members in affected locations recover.

With regards to other impacts to our vacation ownership business, apart from The Westin St. John, our HVO resorts in Key West and the associated sales center remained closed for most of October. Some softness in that market is expected as tourism begins to return to the Florida Keys. A relatively similar impact from a tour flow perspective is expected at our Hyatt Coconut Plantation resort in Bonita Springs, Florida as the operations there normalize.

We expect our business interruption insurance will ultimately offset some of these adverse impacts; however, the collection and recognition of these insurance proceeds is unlikely to occur in the current year.

RESULTS OF OPERATIONS

Operating Statistics

	Three Months Ended September 30,			Nine Months Ended September 30,
Including Vistana only since the May 11, 2016 acquisition:	2017	% Change	2016	2017	% Change	2016

Vacation Ownership
Total timeshare contract sales (in millions)(1)	$130	6%	$123	$404	81%	$223
Consolidated timeshare contract sales (in millions)(2)	$117	9%	$107	$356	105%	$174
Average transaction price(3)	$16,132	3%	$15,736	$17,008	7%	$15,914
Volume per guest(4)	$2,788	(1)%	$2,804	$2,960	9%	$2,722
Tour flow(5)	41,831	9%	38,253	120,296	89%	63,781

Exchange and Rental
Total active members at end of period (000's) (6)	1,814	(1)%	1,828	1,814	(1)%	1,828
Average revenue per member (7)	$46.47	0%	$46.35	$145.73	2%	$142.51

Including Vistana as if acquired January 1, 2016:

Vacation Ownership
Total timeshare contract sales (in millions)(1)	$130	6%	$123	$404	8%	$374
Consolidated timeshare contract sales (in millions)(2)	$117	9%	$107	$356	11%	$321
Average transaction price(3)	$16,132	3%	$15,736	$17,008	2%	$16,682
Volume per guest(4)	$2,788	(1)%	$2,804	$2,960	0%	$2,970
Tour flow(5)	41,831	9%	38,253	120,296	11%	108,183

Exchange and Rental
Average revenue per member (7)	$46.47	0%	$46.35	$145.73	(2)%	$148.22

_________________________

(1)

Represents total timeshare interests sold at consolidated and unconsolidated projects pursuant to purchase agreements, net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period. See “Reconciliations of Non-GAAP Measures”.

(2)

Represents total timeshare interests sold at consolidated projects pursuant to purchase agreements, net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period. See “Reconciliations of Non-GAAP Measures”.

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

Revenue

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

	Three Months Ended September 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership
Resort operations revenue	$52	(2)%	$53
Management fee and other revenue	35	9%	32
Sales of vacation ownership products, net	118	23%	96
Consumer financing revenue	23	-	23
Cost reimbursement revenue	67	6%	63
Total Vacation Ownership revenue	295	10%	267
Exchange and Rental
Transaction revenue	47	-	47
Membership fee revenue	36	3%	35
Ancillary member revenue	2	100%	1
Total member revenue	85	2%	83
Club rental revenue	26	8%	24
Other revenue	4	(33)%	6
Rental management revenue	12	(8)%	13
Cost reimbursement revenue	24	(4)%	25
Total Exchange and Rental revenue	151	-	151
Total ILG revenue	$446	7%	$418

Revenue for the three months ended September 30, 2017 of $446 million increased $28 million, or 7%, compared to revenue of $418 million in 2016 quarter. Vacation Ownership segment revenue of $295 million increased $28 million, or 10%, in the quarter, while Exchange and Rental segment revenue of $151 million was consistent with last year. Excluding the estimated impact of the hurricanes discussed below, consolidated revenue would have been $451 million, or 8% higher than last year, and consolidated timeshare contract sales would have been $121 million, or 13% over last year.

Vacation Ownership

Vacation Ownership segment revenue, excluding cost reimbursements, increased $24 million, or 12%, in the third quarter of 2017 compared to 2016. The increase was driven by $22 million of higher sales of vacation ownership products, net, which was primarily attributable to the following:

•

higher consolidated timeshare contract sales largely attributable to a 9% increase in tour flow, primarily driven by our sales centers in Maui and Los Cabos which opened in the second quarter of 2017, as well as a 3% increase in average transaction price due to sales mix, driven particularly by Maui transactions;

•	incremental previously-deferred revenue recognized in the quarter related to the application of percentage of completion accounting compared to last year;
•	a quarter-over-quarter favorable change in GAAP reportability related sales recognition items.

Additionally, management fee and other revenue increased by $3 million in the quarter over last year primarily due to the consolidation of our Great Destinations joint-venture and the resulting inclusion of their financials in our results as of April 1, 2017, as discussed in Note 3 to our condensed consolidated financial statements.

Exchange and Rental

Exchange and Rental segment revenue, excluding cost reimbursements, was relatively consistent in the quarter compared to 2016.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

	Nine Months Ended September 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership
Resort operations revenue	$162	88%	$86
Management fee and other revenue	99	22%	81
Sales of vacation ownership products, net	351	128%	154
Consumer financing revenue	66	78%	37
Cost reimbursement revenue	192	63%	118
Total Vacation Ownership revenue	870	83%	476
Exchange and Rental
Transaction revenue	155	-	155
Membership fee revenue	105	6%	99
Ancillary member revenue	5	25%	4
Total member revenue	265	3%	258
Club rental revenue	83	98%	42
Other revenue	18	-	18
Rental management revenue	37	3%	36
Cost reimbursement revenue	75	6%	71
Total Exchange and Rental revenue	478	12%	425
Total ILG revenue	$1,348	50%	$901

Revenue for the nine months ended September 30, 2017 of $1.3 billion increased $447 million, or 50%, compared to revenue of $901 million in the 2016 period. Vacation Ownership segment revenue of $870 million increased $394 million, or 83%, while Exchange and Rental segment revenue of $478 million increased $53 million, or 12%, in the period compared to prior year.

Vacation Ownership

Vacation Ownership segment revenue, excluding cost reimbursements, increased $320 million, or 89%, in the period compared to 2016. This increase over the prior period resulted predominantly from the Vistana acquisition. Excluding Vistana and cost reimbursements, segment revenue increased by $7 million, or 6%, largely driven by the consolidation of Great Destinations as previously discussed.

Exchange and Rental

Exchange and Rental segment revenue, excluding cost reimbursements, increased $49 million, or 14%, in the period compared to 2016. This increase is due to the inclusion of Vistana in our results subsequent to the acquisition. Excluding Vistana and cost reimbursements, segment revenue in the period was lower by $5 million when compared to the prior year. The period’s activity was unfavorably impacted, largely in the first half of the year, by the continued shift in the percentage mix of our membership base from traditional to corporate members. This was offset in part by a combined increase of $2 million in rental management and club rental revenue.

Cost of Sales and Royalty Fee Expense

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended
	September 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership
Cost of service and membership related	$14	27%	$11
Cost of sales of vacation ownership products	17	(45)%	31
Cost of rental and ancillary services	54	15%	47
Cost of consumer financing	7	75%	4
Cost reimbursements	67	6%	63
Total Vacation Ownership cost of sales	159	2%	156
Exchange and Rental
Cost of service and membership related sales	19	-	19
Cost of sales of rental and ancillary services	24	20%	20
Cost reimbursements	24	(4)%	25
Total Exchange and Rental cost of sales	67	5%	64
Total ILG cost of sales	$226	3%	$220

Royalty fee expense	$11	22%	$9

Margin metrics:
ILG:
Gross margin	49%	4%	47%
Gross margin without cost reimbursement revenue/expenses	62%	3%	60%
Vacation Ownership:
Gross margin	46%	10%	42%
Gross margin without cost reimbursement revenue/expenses	60%	11%	54%
Exchange and Rental:
Gross margin	56%	(3)%	58%
Gross margin without cost reimbursement revenue/expenses	66%	(4)%	69%

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

Cost of sales for the three months ended September 30, 2017 increased $6 million from 2016. This increase consists of $3 million from our Vacation Ownership segment and $3 million from our Exchange and Rental segment. Overall gross margin in the quarter was 49%, higher by 196 basis points over the prior year.

Vacation Ownership

Overall cost of sales, excluding cost reimbursements, in the quarter was relatively consistent with the prior year. However, the quarter’s results reflect the following activity:

•

A decrease in cost of sales of vacation ownership products was driven by $9 million of favorable product cost true-up activity related principally to the cumulative realization of development cost savings at The Westin Nanea Ocean Villas, as well as a change in presentation in 2017 of certain HVO expenses to cost of rental and ancillary services as part of our continued integration of that business with Vistana from a financial reporting perspective;

•

An increase in cost of rental and ancillary services as a result of the previously mentioned change in presentation, as well as incremental costs related to the newly opened Westin Nanea Ocean Villas and Westin Los Cabos Resort and Spa;

•

An increase in cost of consumer financing primarily driven by a full quarter of interest expense in 2017 pertaining to the term securitization transaction issued on September 20, 2016 (see Note 13 of these consolidated financial statements for further discussion), as well as higher credit card fees with regards to our VO mortgages receivable portfolio in the quarter.

Gross margin for this segment, excluding cost reimbursements, increased 524 basis points to 60% in the quarter compared to 54% last year.

Exchange and Rental

Gross margin for the Exchange and Rental segment in the period, excluding cost reimbursements, decreased 291 basis points to 66% when compared to the prior year, driven by an increase of $4 million in cost of sales of rental and ancillary services largely attributable to incremental costs associated with club rental activity for the newly opened Westin Nanea Ocean Villas and Westin Los Cabos Resort and Spa.

Royalty Fee Expense

Royalty fee expense for the quarter pertains to costs incurred pursuant to our exclusive global licenses for the Hyatt®, Sheraton® and Westin® brands in vacation ownership. The increase of $2 million in royalty fee expense in the period compared to prior year was due to higher vacation ownership product sales.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership
Cost of service and membership related	$40	29%	$31
Cost of sales of vacation ownership products	73	30%	56
Cost of rental and ancillary services	164	128%	72
Cost of consumer financing	20	186%	7
Cost reimbursements	192	63%	118
Total Vacation Ownership cost of sales	489	72%	284
Exchange and Rental
Cost of service and membership related	57	12%	51
Cost of rental and ancillary services	71	39%	51
Cost reimbursements	75	6%	71
Total Exchange and Rental cost of sales	203	17%	173
Total ILG cost of sales	$692	51%	$457

Royalty fee expense	$32	100%	$16

Margin metrics:
ILG:
Gross margin	49%	-	49%
Gross margin without cost reimbursement revenue/expenses	61%	(2)%	62%
Vacation Ownership:
Gross margin	44%	10%	40%
Gross margin without cost reimbursement revenue/expenses	56%	4%	54%
Exchange and Rental:
Gross margin	58%	(2)%	59%
Gross margin without cost reimbursement revenue/expenses	68%	(4)%	71%

Cost of sales for the nine months ended September 30, 2017 increased $235 million from 2016 due to the inclusion of Vistana’s results subsequent to the acquisition. This increase consists of $205 million from our Vacation Ownership segment and $30 million from our Exchange and Rental segment. Overall gross margin was 49% in the period.

Vacation Ownership

The increase of $131 million in cost of sales, excluding cost reimbursements, from the Vacation Ownership segment was attributable to the inclusion of Vistana in our results. Excluding cost reimbursements and Vistana, cost of sales in this segment were higher by $4 million compared to the prior year. Gross margin for this segment of 55%, when excluding Vistana and cost reimbursements, was in-line with last year.

Exchange and Rental

Gross margin for the Exchange and Rental segment in the period, excluding cost reimbursements, decreased 295 basis points to 68% when compared to the prior year. Excluding cost reimbursements and Vistana, cost of sales were lower by $3 million, or 4%, and gross margin improved by 59 basis points in period compared with the prior year. The decrease reflects lower costs of rental and ancillary services.

Royalty Fee Expense

The increase of $16 million in royalty fee expense in the period compared to prior year pertains to the inclusion of Vistana in our results for the full period.

Selling and Marketing Expense

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended
	September 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership	$65	23%	$53
Exchange and Rental	12	(8)%	13
Total ILG selling and marketing expense	$77	17%	$66
As a percentage of total revenue	17%	6%	16%
As a percentage of total revenue excluding cost reimbursement revenue	22%	10%	20%

Selling and marketing expense for our Vacation Ownership segment primarily relates to sales employee compensation and a range of marketing efforts aimed at generating prospects for our vacation ownership sales activities. These marketing efforts can include activities related to targeted promotional mailings, multi‑night vacation marketing packages and programs, premiums such as gift certificates and tickets to local attractions or events, costs to provide alternative usage options as purchase incentives, and other costs related to encouraging potential purchasers to attend sales presentations and closing transactions. Selling and marketing expenses for our Exchange and Rental segment primarily include printing costs of directories and magazines, promotions, tradeshows, agency fees, marketing fees and related commissions. Additionally, these expenses for both segments include compensation and other employee‑related costs, including stock‑based compensation and benefits for certain of our operating businesses, pertaining to personnel engaged in sales and sales support functions.

Selling and marketing expense in the third quarter of 2017 increased $11 million compared to last year, principally driven by an increase in selling and marketing related expenses tied to higher contract sales and tour flow, in addition to incremental previously-deferred expenses recognized in the quarter related to the application of percentage of completion accounting compared to last year. As a percentage of total revenue excluding cost reimbursements, selling and marketing expense during the quarter was higher by 169 basis points from last year.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended
	September 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership	$190	129%	$83
Exchange and Rental	40	(5)%	42
Total ILG selling and marketing expense	$230	84%	$125
As a percentage of total revenue	17%	21%	14%
As a percentage of total revenue excluding cost reimbursement revenue	21%	17%	18%

Selling and marketing expense in the first nine months of 2017 increased $105 million compared to last year, principally due to the inclusion of Vistana’s results for the full period. As a percentage of total revenue excluding cost reimbursements, sales and marketing expense during the period was higher by 169 basis points from last year when excluding Vistana due to continued investments in our VOI sales and marketing platform.

General and Administrative Expense

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended
	September 30,
	2017	% Change	2016
	(Dollars in millions)
General and administrative expense	$58	4%	$56
As a percentage of total revenue	13%	-	13%
As a percentage of total revenue excluding cost reimbursement revenue	16%	(6)%	17%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition-related and restructuring costs	16%	-	16%

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

General and administrative expense in the third quarter of 2017 was higher by $2 million when compared against the prior year. The quarter’s activity included a net $3 million of natural disaster related expenses comprised of $4 million of the total $9 million inventory impairment charge recorded in the quarter relating to Hurricane Irma’s impact on The Westin St. John which will not be offset by insurance proceeds, partly offset by a $1 million gain on insurance settlement recorded in the third quarter of 2017 pertaining to Hurricane Newton which impacted our Westin Los Cabos resort last year. Additionally, with regards to natural disaster related events, approximately $12 million of property and equipment write-offs related to The Westin St. John were recorded in the quarter, which were offset by expected insurance proceeds deemed probable of collection.

As a percentage of revenue excluding (i) cost reimbursements, (ii) acquisition-related and restructuring expenses, and (iii) natural disaster related net charges, general and administrative expense would be lower by 107 basis points compared to prior year.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended
	September 30,
	2017	% Change	2016
	(Dollars in millions)
General and administrative expense	$170	15%	$148
As a percentage of total revenue	13%	(19)%	16%
As a percentage of total revenue excluding cost reimbursement revenue	16%	(24)%	21%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition-related and restructuring costs	15%	(17)%	18%

The increase in general and administrative expense in the first nine months of 2017 is primarily attributable to the inclusion of Vistana. Excluding Vistana as well as restructuring and acquisition-related costs attributable to the transaction, general and administrative expense in the first nine months was less by $3 million versus last year. As a percentage of revenue excluding cost reimbursements, acquisition-related and restructuring expenses and Vistana, general and administrative expense was largely consistent with the prior year.

Amortization Expense of Intangibles

For the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	% Change	2016	2017	% Change	2016
	(Dollars in millions)			(Dollars in millions)
Amortization expense of intangibles	$5	(17)%	$6	$15	7%	$14
As a percentage of total revenue	1%	-	1%	1%	(50)%	2%
As a percentage of total revenue excluding cost reimbursement revenue	1%	(50)%	2%	1%	(50)%	2%

Amortization expense of intangibles for the three months ended September 30, 2017 was lower by $1 million due to certain intangible assets reaching full amortization in the second quarter of 2017, while the year-to-date period increased by $1 million over 2016 due to incremental amortization expense pertaining to the Vistana acquisition in May 2016.

Depreciation Expense

For the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	% Change	2016	2017	% Change	2016
	(Dollars in millions)			(Dollars in millions)
Depreciation expense	$15	7%	$14	$44	57%	$28
As a percentage of total revenue	3%	-	3%	3%	-	3%
As a percentage of total revenue excluding cost reimbursement revenue	4%	-	4%	4%	-	4%

Depreciation expense for the three ended September 30, 2017 increased $1 million over the prior year due to depreciable assets being placed in service subsequent to September 30, 2016. Depreciation expense for the nine months ended September 30, 2017 increased $16 million over 2016 largely due to incremental depreciation expense related to fixed assets acquired as part of the Vistana acquisition.

Operating Income

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended
	September 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership	$22	100%	$11
Exchange and Rental	32	(11)%	36
Total ILG operating income	$54	15%	$47
As a percentage of total revenue	12%	9%	11%
As a percentage of total revenue excluding cost reimbursement revenue	15%	7%	14%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition-related and restructuring costs	16%	7%	15%

Operating income in the third quarter of 2017 increased $7 million from 2016, consisting of an $11 million increase from Vacation Ownership and a $4 million decrease from Exchange and Rental.

Operating income for our Vacation Ownership segment was higher by $11 million compared to prior year, driven by higher sales of vacation ownership products, together with lower associated cost of sales largely as a result of the product cost true-up of The Westin Nanea Ocean Villas in the quarter. These favorable items were partly offset by a net $3 million of natural disaster related charges and expenses as discussed in the general and administrative expenses section above.

Operating income for our Exchange and Rental segment of $32 million was lower by $4 million compared to the prior year, reflecting higher costs of rental and ancillary services, largely attributable to incremental costs associated with club rental activity for the newly opened Westin Nanea Ocean Villas and Westin Los Cabos Resort and Spa, and restructuring related expenses in the quarter compared to last year.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership	$48	NM	$13
Exchange and Rental	117	17%	100
Total operating income	$165	46%	$113
As a percentage of total revenue	12%	(8)%	13%
As a percentage of total revenue excluding cost reimbursement revenue	15%	(6)%	16%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition-related and restructuring costs	16%	(11)%	18%

Operating income in the first nine months of 2017 increased $52 million from 2016, consisting of a $35 million increase from Vacation Ownership and a $17 million increase from Exchange and Rental.

Operating income for our Vacation Ownership segment of $48 million was higher by $35 million compared to prior year, reflecting the inclusion of Vistana in our results. Excluding Vistana and acquisition-related and restructuring expenses, this segment’s operating income would have been lower by $2 million from last year in part due to continued investments in our VOI sales and marketing platform.

             Operating income for our Exchange and Rental segment of $117 million was higher by $17 million compared to the prior year, reflecting the favorable inclusion of Vistana in our results compared to prior year. Excluding Vistana and acquisition-related and restructuring expenses, this segment’s operating income would have been lower by $2 million compared to prior year.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.”

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended
	September 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership	$43	30%	$33
Exchange and Rental	44	(6)%	47
Total ILG adjusted EBITDA	$87	9%	$80
As a percentage of total revenue	20%	5%	19%
As a percentage of total revenue excluding cost reimbursement revenue	25%	4%	24%

Adjusted EBITDA for the three months ended September 30, 2017 increased by $7 million, or 9%, from 2016, consisting of an increase of $10 million from our Vacation Ownership segment and a decrease of $3 million from our Exchange and Rental segment. Additionally, as discussed in our Other Factors Affecting Results section, our third quarter 2017 performance was adversely affected by the closure of resorts and sales centers impacted by Hurricanes Irma and Maria in September of 2017. Excluding the estimated impact of the hurricanes, adjusted EBITDA would have been $90 million, or 12% higher than last year.

Adjusted EBITDA of $43 million from our Vacation Ownership segment rose by $10 million, or 30%, driven primarily from higher sales of VOIs and lower product cost in the quarter compared to last year, as previously discussed.

Adjusted EBITDA of $44 million from our Exchange and Rental segment decreased by $3 million, or 6%, compared to the prior year due in large part to higher cost of rental and ancillary services largely attributable to incremental costs associated with club rental activity for the newly opened Westin Nanea Ocean Villas and Westin Los Cabos Resort and Spa.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended
	September 30,
	2017	% Change	2016
	(Dollars in millions)
Vacation Ownership	$109	85%	$59
Exchange and Rental	152	11%	137
Total ILG adjusted EBITDA	$261	33%	$196
As a percentage of total revenue	19%	(14)%	22%
As a percentage of total revenue excluding cost reimbursement revenue	24%	(14)%	28%

Adjusted EBITDA for the nine months ended September 30, 2017 increased by $65 million, or 33%, from 2016, consisting of increases of $50 million from our Vacation Ownership segment and $15 million from our Exchange and Rental segment.

Adjusted EBITDA of $109 million from our Vacation Ownership segment rose by $50 million, or 85%, from the prior year due to the Vistana acquisition. Excluding Vistana, adjusted EBITDA in this segment would have been relatively in-line with the prior year.

Adjusted EBITDA of $152 million from our Exchange and Rental segment rose by $15 million, or 11%, compared to the prior year due to the Vistana acquisition. Excluding Vistana, segment adjusted EBITDA was relatively consistent when compared to the prior year.

Other Income (Expense), net

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended
	September 30,
	2017	% Change	2016
	(Dollars in millions)
Interest expense	$(7)	17%	$(6)
Equity in earnings from unconsolidated entities	$1	(50)%	$2
Gain on bargain purchase	$—	(100)%	(9)
Other income (expense), net	$(1)	(75)%	$(4)

Interest expense in the quarter was higher by $1 million compared to last year and relates to interest and amortization of debt issuance costs on our amended and restated revolving credit facility and our $350 million senior notes. The higher interest expense resulted from a higher average outstanding balance in the quarter relative to prior year.

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

Gain on bargain purchase was recorded in connection with the Vistana acquisition and represents the excess of the fair value of the net tangible and intangible assets acquired over the purchase price. The measurement period for this acquisition closed on May 11, 2017. See Note 3 of our condensed consolidated financial statements for additional discussion.

Other income (expense), net primarily relates to net gains and losses on foreign currency exchange related to certain foreign intercompany loans and excess cash held by foreign subsidiaries in currencies other than their functional currency. Non‑operating foreign exchange net loss was $1 million for the third quarter of 2017, compared to a $4 million net loss in the prior year quarter. The unfavorable fluctuations in the third quarter of 2017 and 2016 were primarily driven by U.S. dollar denominated intercompany loan positions held as of the respective quarter-end which were affected by the stronger dollar compared to the Mexican peso.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended
	September 30,
	2017	% Change	2016
	(Dollars in millions)
Interest income	$1	-	$1
Interest expense	$(20)	11%	$(18)
Equity in earnings from unconsolidated entities	$4	-	$4
Gain on bargain purchase	$2	(99)%	$188
Other income (expense), net	$6	NM	$(2)

Interest expense in the first nine months of 2017 was higher by $2 million compared to last year and relates to interest and amortization of debt issuance costs on our amended and restated revolving credit facility and our $350 million senior notes. The higher interest expense resulted from a higher average outstanding balance in the period relative to prior year.

Equity in earnings from unconsolidated entities relates to noncontrolling investments that are recorded under the equity method of accounting; principally, our joint venture in Hawaii.

The gain on bargain purchase of $2 million for the nine months ended September 30, 2017 pertains to additional tax-related adjustments to our purchase price allocation for Vistana in the second quarter of 2017 prior to the measurement period closing on May 11, 2017.

Other income (expense), net primarily relates to net gains and losses on foreign currency exchange related to certain foreign intercompany loans and excess cash held by foreign subsidiaries in currencies other than their functional currency. Non‑operating foreign exchange net gains were $6 million and net losses were $2 million in the first nine months of 2017 and 2016, respectively. The favorable fluctuations in the period were primarily driven by U.S. dollar denominated intercompany loan positions held at September 30, 2017 which were affected by the weaker dollar compared to the Mexican peso, partly offset by the remeasurement of U.S. dollar denominated excess cash positions held by our Mexican subsidiary at year-end. The unfavorable fluctuations during the 2016 period were primarily driven by U.S. dollar denominated intercompany loan positions held at September 30, 2016 which were affected by the stronger dollar compared to the Mexican peso, partly offset by favorable fluctuations stemming from the stronger dollar against the British pound.

Income Tax Provision

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

For the three months ended September 30, 2017 and 2016, ILG recorded an income tax provision and benefit for continuing operations of $17 million and $2 million, respectively, which represent effective tax rates of 35.7% and (7.4)% for the respective periods. The effective tax rate for the three months ended September 30, 2017 is greater than the prior year period primarily due to the nontaxable gain on bargain purchase recorded during the prior year period in connection with the acquisition of Vistana. The prior year period’s negative effective tax rate was also the result of recognizing an income tax benefit in an interim period with pre-tax income. This income tax benefit was a result of a decrease in the estimated annual effective tax rate and the effect of this change on prior quarters.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

For the nine months ended September 30, 2017 and 2016, ILG recorded income tax provisions for continuing operations of $55 million and $46 million, respectively, which represent effective tax rates of 35.1% and 16.3% for the respective periods. The effective tax rate for the nine months ended September 30, 2017 is greater than the prior year period primarily due to the nontaxable gain on bargain purchase recorded during the prior year period in connection with the acquisition of Vistana.

Additional Information

The current U.S. administration and key members of Congress have called for substantial change to fiscal and tax policies, including comprehensive tax reform. During the current period, the administration released the “Unified Framework for Fixing Our Broken Tax Code” which outlines the principles and goals of the proposed tax reform. On November 2, 2017, the U.S. House Ways and Means Committee released its proposed tax reform bill called the “Tax Cuts and Jobs Act.” We cannot predict what changes will be enacted or the impact, if any, of these changes to our business. It is possible that some policies adopted by the administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had $211 million of cash and cash equivalents, including $154 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $90 million is held in foreign jurisdictions, principally the United Kingdom, Mexico and the U.S Virgin Islands. Earnings of foreign subsidiaries, except Venezuela, are permanently reinvested. Additional tax provisions would be required should such earnings be repatriated to the U.S. Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Venezuela and Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the nine months ended September 30, 2017 and, as of that date, the respective cash balances were immaterial to our overall cash on hand.

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

Cash Flows Discussion

Operating Activities

Net cash provided by operating activities increased to $158 million in the nine months ended September 30, 2017 from $74 million in the same period of 2016. The increase of $84 million from 2016 was principally due to higher net cash receipts largely attributable to the inclusion of Vistana for a full nine months in 2017, partly offset by inventory spend of $179 million in the period in large part related to on-going development activities at The Westin Nanea Ocean Villas, Sheraton Steamboat Resort Villas and Westin Desert Willow, to lower income taxes paid of $35 million, and to a $10 million royalty pre-payment to Hyatt in the prior year triggered by the Vistana acquisition. These increases were partly offset by $6 million of higher interest paid (net amounts capitalized).

Investing Activities

Net cash used in investing activities of $79 million in the nine months ended September 30, 2017 pertains to capital expenditures, primarily related to investments in assets used mainly to support marketing and sales locations, resort operations, as well as IT initiatives. Net cash used in investing activities of $128 million in the nine months ended September 30, 2016 primarily pertained to the Vistana acquisition, net of cash acquired, of $77 million, capital expenditures of $42 million primarily related to IT initiatives, and investments on assets primarily used to support marketing and sales locations and resort operations. In addition, we made an investment in an unconsolidated entity for $5 million.

Financing Activities

Net cash provided by financing activities of $2 million in the nine months ended September 30, 2017 relates to proceeds of $325 million from a vacation ownership mortgages receivable securitization transaction in September 2017 involving the issuance of $325 million of asset-backed notes, which were primarily used to pay transaction expenses, fund required reserves, pay down a portion of the borrowings outstanding under our revolver, and for general purposes. This increase was offset by payments of $100 million on securitized debt; by net payments of $69 million on our revolving credit facility; net increase of $58 million in financing-related restricted cash largely attributable to the 2017 term securitization (see Notes 5 and 13 of the condensed consolidated financial statements); cash dividend payments of $56 million to ILG stockholders, as well as a cash dividend payment of $3 million to a noncontrolling interest holder; repurchases of our common stock at market prices totaling $28 million, including commissions, which settled during the nine months; and withholding taxes on the vesting of restricted stock units and restricted stock of $6 million.

Net cash provided by financing activities of $121 million in the nine months ended September 30, 2016 related to proceeds of $375 million from a vacation ownership mortgage receivable securitization transaction in September 2016 involving the issuance of $375 million of asset-backed notes, which were primarily used to repay the outstanding balance on an existing securitization, fund required reserves and pay down a portion of the borrowings under our revolver. These increases were partly offset by repurchases of our common stock at market prices totaling $100 million, including commissions, which settled during the nine months; payment of $24 million to Vistana’s former owner related to a financing obligation; cash dividend payments to ILG stockholders of $37 million as well as cash dividend payments of $2 million to a noncontrolling interest holder; an increase of $26 million in financing-related restricted cash largely attributable to the 2016 term securitizations; repayments of $56 million on securitized debt; payments of debt issuance costs totaling $7 million related to the securitization, amendments to the Amended Credit Agreement and the exchange offer of the senior notes; and withholding taxes on the vesting of restricted stock units of $2 million.

Revolving Credit Facility

On May 17, 2016, we entered into a fifth amendment to the amended credit agreement which extended the maturity of the credit facility through May 17, 2021, and modified requirements with respect to assignments by lenders in connection with the acquisition of Vistana in May of 2016. There were no other material changes under this amendment.

As of September 30, 2017, borrowings outstanding under the revolving credit facility amounted to $171 million, with $415 million available to be drawn, net of outstanding letters of credit.

Senior Notes

On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting offering related expenses, were $343 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. As of September 30, 2017, total unamortized debt issuance costs pertaining to our senior notes were $5 million.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We met the minimum fixed charge coverage ratio as of September 30, 2017. In addition, the amended credit agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. We are also required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of September 30, 2017, the maximum consolidated secured leverage ratio was 3.25x and the minimum consolidated interest coverage ratio was 3.0x. ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.50 and 16.41, respectively.

VOI Term Securitization

On September 22, 2017, we completed a term securitization transaction involving the issuance of $325 million of asset-backed notes. An indirect wholly-owned subsidiary of Vistana issued $240 million of Class A notes, $59 million of Class B notes and $26 million of Class C notes. The notes are backed by vacation ownership loans and have coupons of 2.33%, 2.63% and 2.93%, respectively, for an overall weighted average coupon of 2.43%. The advance rate for this transaction was approximately 97%.

Of the $325 million in proceeds from the transaction, approximately $65 million was held in escrow to purchase additional vacation ownership loans, including the redemption of the outstanding balance on Vistana’s 2011 securitization or, if not used for said purpose, returned to investors. The remainder of the proceeds will be used to pay transaction expenses, fund required reserves, pay down a portion of the borrowings outstanding under our $600 million revolving credit facility and for general purposes.

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

Free Cash Flow

Free cash flow is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.” For the nine months ended September 30, 2017 and 2016, free cash flow was $249 million and $345 million, respectively. The change is primarily a result of higher repayments on securitized vacation ownership mortgages receivable given the inclusion of Vistana for the full 2017 period as well as to lower net proceeds from the 2017 securitization, and to higher capital expenditures, partly offset by higher net cash provided by operating activities.

Dividends and Share Repurchases

In February, May and August 2017, our Board of Directors declared a quarterly dividend payment of $0.15 per share paid in March, June, and September of 2017, amounting to $19 million each. In November 2017, our Board of Directors declared a $0.15 per share dividend payable December 19, 2017 to shareholders of record on December 5, 2017. Based on the number of shares of common stock outstanding as of September 30, 2017, at a dividend of $0.15 per share, the anticipated cash outflow would be $19 million in the fourth quarter of 2017. We currently expect to declare and pay quarterly dividends of similar amounts per share.

In November 2016, the Board authorized repurchases of up to $50 million of ILG common stock, $49 million of which was remaining for future repurchases as of December 31, 2016. During the nine months ended September 30, 2017, we repurchased 1.1 million shares for approximately $28 million, including commissions, with $21 million available for future repurchases as of quarter-end.

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

Contractual Obligations and Commercial Commitments

We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At September 30, 2017, guarantees, surety bonds and letters of credit totaled $100 million. This total includes maximum exposure under guarantees of $52 million primarily relating to our vacation rental business’s hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the rental management activities entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

In addition, certain of the vacation rental business’s hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of September 30, 2017, future amounts are not expected to be significant, individually or in the aggregate. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of September 30, 2017, amounts pending reimbursements are not significant.

As of September 30, 2017, our letters of credit totaled $14 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

Contractual obligations and commercial commitments at September 30, 2017 are as follows:

	Payments Due by Period
		Up to			More than
Contractual Obligations	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
	(Dollars in millions)
Debt principal(a)	$521	$—	$—	$171	$350
Debt interest(a)	134	27	53	44	10
Purchase obligations and other commitments(b)	75	36	28	11	—
Vacation ownership development commitments(c)	2	2	—	—	—
Operating leases	153	20	33	21	79
Total contractual obligations	$885	$85	$114	$247	$439

(a)Debt principal and projected debt interest represent principal and interest to be paid on our senior notes and revolving credit facility based on the balance outstanding as of September 30, 2017, exclusive of debt issuance costs. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of September 30, 2017. Interest on the revolving credit facility is calculated using the prevailing rates as of September 30, 2017.

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

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			More than
Other Commercial Commitments(d)	Committed	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	5 Years
	(In millions)
Guarantees, surety bonds and letters of credit	$100	$65	$25	$10	$—

(d)Commercial commitments include minimum revenue guarantees related to hotel and resort management agreements, accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off‑Balance Sheet Arrangements

Except as disclosed above in our Contractual Obligations and Commercial Commitments (excluding “Debt principal”), as of September 30, 2017, we did not have any significant off‑balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S‑K.

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

Other special items consists of other items that we believe are not related to our core business operations. For the three and nine months ended September 30, 2017 and 2016, such items include (as applicable to the respective period): (i) the gain on bargain purchase recognized as part of the Vistana acquisition, (ii) costs related to the litigation matters described in Note 21, and (iii) impact to our financial statements related to natural disasters, including Hurricane Irma and other named storms.

RECONCILIATIONS OF NON‑GAAP MEASURES

The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments and to net income attributable to common stockholders in total for the three and nine months ended September 30, 2017 and 2016 (in millions). The noncontrolling interest relates to the Vacation Ownership segment.

	Three Months Ended September 30, 2017
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Adjusted EBITDA	$43	$44	$87
Non-cash compensation expense	(3)	(2)	(5)
Other non-operating expense, net	(1)	—	(1)
Acquisition-related and restructuring costs	(2)	(1)	(3)
Asset impairments	(4)	—	(4)
Other special items	—	(1)	(1)
EBITDA	33	40	73
Amortization expense of intangibles	(2)	(3)	(5)
Depreciation expense	(10)	(5)	(15)
Equity in earnings from unconsolidated entities	(1)	—	(1)
Less: Net income attributable to noncontrolling interest	1	—	1
Less: Other non-operating expense, net	1	—	1
Operating income	$22	$32	54
Interest income			—
Interest expense			(7)
Other non-operating expense, net			(1)
Equity in earnings from unconsolidated entities			1
Income tax provision			(17)
Net income			30
Net income attributable to noncontrolling interest			(1)
Net income attributable to common stockholders			$29

	Three Months Ended September 30, 2016
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Adjusted EBITDA	$33	$47	$80
Non-cash compensation expense	(2)	(3)	(5)
Other non-operating income (expense), net	(5)	1	(4)
Acquisition-related and restructuring costs	(3)	—	(3)
Other special items	—	(9)	(9)
Impact of purchase accounting	(3)	—	(3)
EBITDA	20	36	56
Amortization expense of intangibles	(3)	(3)	(6)
Depreciation expense	(9)	(5)	(14)
Equity in earnings from unconsolidated entities	(2)	—	(2)
Less: Other special items (gain on bargain purchase)	—	9	9
Less: Other non-operating income (expense), net	5	(1)	4
Operating income	$11	$36	47
Interest income			—
Interest expense			(6)
Other non-operating income, net			(4)
Equity in earnings from unconsolidated entities			2
Other special items			(9)
Income tax benefit			2
Net income			32
Net income attributable to noncontrolling interest			—
Net income attributable to common stockholders			$32

	Nine Months Ended September 30, 2017
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Adjusted EBITDA	$109	$152	$261
Non-cash compensation expense	(10)	(8)	(18)
Other non-operating income (expense), net	9	(3)	6
Acquisition-related and restructuring costs	(8)	(2)	(10)
Asset impairments	(9)	—	(9)
Other special items	(1)	1	—
Impact of purchase accounting	4	—	4
EBITDA	94	140	234
Amortization expense of intangibles	(6)	(9)	(15)
Depreciation expense	(29)	(15)	(44)
Equity in earnings from unconsolidated entities	(4)	—	(4)
Less: Net income attributable to noncontrolling interest	2	—	2
Less: Other special items (gain on bargain purchase)	—	(2)	(2)
Less: Other non-operating income (expense), net	(9)	3	(6)
Operating income	$48	$117	165
Interest income			1
Interest expense			(20)
Other non-operating income, net			6
Equity in earnings from unconsolidated entities			4
Gain on bargain purchase			2
Income tax provision			(55)
Net income			103
Net income attributable to noncontrolling interest			(2)
Net income attributable to common stockholders			$101

	Nine Months Ended September 30, 2016
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Adjusted EBITDA	$59	$137	$196
Non-cash compensation expense	(5)	(8)	(13)
Other non-operating income (expense), net	(5)	3	(2)
Acquisition-related and restructuring costs	(12)	(7)	(19)
Other special items	—	188	188
Impact of purchase accounting	(7)	—	(7)
EBITDA	30	313	343
Amortization expense of intangibles	(6)	(8)	(14)
Depreciation expense	(14)	(14)	(28)
Equity in earnings from unconsolidated entities	(4)	—	(4)
Less: Net income attributable to noncontrolling interest	2	—	2
Less: Other special items (gain on bargain purchase)	—	(188)	(188)
Less: Other non-operating income (expense), net	5	(3)	2
Operating income	$13	$100	113
Interest income			1
Interest expense			(18)
Other non-operating income, net			(2)
Equity in earnings from unconsolidated entities			4
Other special items			188
Income tax provision			(46)
Net income			240
Net income attributable to noncontrolling interest			(2)
Net income attributable to common stockholders			$238

The following tables present the inputs used to compute operating income and adjusted EBITDA margin for our operating segments for the three and nine months ended September 30, 2017 and 2016 (in millions).

	Vacation Ownership		Vacation Ownership
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$295	$267	$870	$476
Revenue excluding cost reimbursement revenue	228	204	678	358
Operating income	22	11	48	13
Adjusted EBITDA	43	33	109	59
Margin computations
Operating income margin	7%	4%	6%	3%
Operating income margin excluding cost reimbursement revenue	10%	5%	7%	4%
Adjusted EBITDA margin	15%	12%	13%	12%
Adjusted EBITDA margin excluding cost reimbursement revenue	19%	16%	16%	16%

	Exchange and Rental		Exchange and Rental
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$151	$151	$478	$425
Revenue excluding cost reimbursement revenue	127	126	403	354
Operating income	32	36	117	100
Adjusted EBITDA	44	47	152	137
Margin computations
Operating income margin	21%	24%	24%	24%
Operating income margin excluding cost reimbursement revenue	25%	29%	29%	28%
Adjusted EBITDA margin	29%	31%	32%	32%
Adjusted EBITDA margin excluding cost reimbursement revenue	35%	37%	38%	39%

The following table reconciles cash provided by operating activities to free cash flow for the nine months ended September 30, 2017 and 2016 (in millions).

	Nine Months Ended
	September 30,
	2017	2016
Operating activities before inventory spend	$337	$177
Inventory spend	(179)	(103)
Net cash provided by operating activities	158	74
Repayments on securitizations	(100)	(56)
Proceeds from securitizations, net of debt issuance costs	322	370
Net changes in financing-related restricted cash	(58)	(26)
Net securitization activities	164	288
Capital expenditures	(80)	(42)
Acquisition-related and restructuring payments	7	25
Free cash flow	$249	$345

The following tables reconcile net income attributable to common stockholders to adjusted net income, and to adjusted earnings per share for the three and nine months ended September 30, 2017 and 2016 (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$29	$32	$101	$238
Acquisition-related and restructuring costs	3	4	10	19
Other non-operating foreign currency remeasurements	1	4	(6)	2
Impact of purchase accounting	—	3	(2)	7
Other special items	1	9	—	(188)
Asset impairments	4	—	9	—
Income tax impact on adjusting items(1)	(3)	(3)	(4)	26
Adjusted net income	$35	$49	$108	$104
Earnings per share attributable to common stockholders:
Basic	$0.24	$0.26	$0.81	$2.55
Diluted	$0.23	$0.25	$0.80	$2.53
Adjusted earnings per share:
Basic	$0.28	$0.39	$0.87	$1.11
Diluted	$0.28	$0.39	$0.85	$1.10
Weighted average number of common stock outstanding:
Basic	124,122	124,762	124,168	93,157
Diluted	126,002	125,763	125,908	93,858

(1)	All adjusting items were tax effected using the applicable projected annual effective tax rate since none of the adjustments were discrete to the periods.

The following table reconcile contract sales to sales of vacation ownership products, net, for the three months ended September 30, 2017 and 2016 (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total timeshare contract sales	$130	$123	$404	$223
Provision for loan losses	(11)	(8)	(26)	(12)
Contract sales of unconsolidated projects	(14)	(16)	(48)	(49)
Percentage of completion	3	(5)	3	(7)
Other items and adjustments(1)	10	2	18	(1)
Sales of vacation ownership products, net	$118	$96	$351	$154
Provision for loan losses	11	8	26	12
Percentage of completion	(3)	5	(3)	7
Other items and adjustments(1)	(9)	(2)	(18)	1
Consolidated timeshare contract sales	$117	$107	$356	$174

(1)	Includes adjustments for incentives, other GAAP deferrals, cancelled sales, fractional sales and other items.

The following tables represent reconciliations of our revenues between our condensed consolidated income statement format and our segment presentation format for the three and nine months ended September 30, 2017 and 2016 (in millions).

	For the Three Months Ended September 30, 2017						For the Three Months Ended September 30, 2016
	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total
Vacation Ownership
Resort operations revenue	$-	$-	$52	$-	$-	$52	$-	$-	$53	$-	$-	$53
Management fee and other revenue	35	-	-	-	-	35	32	-	-	-	-	32
Sales of vacation ownership products, net	-	118	-	-	-	118	-	96	-	-	-	96
Consumer financing revenue	-	-	-	23	-	23	-	-	-	23	-	23
Cost reimbursement revenue	-	-	-	-	67	67	-	-	-	-	63	63
Total Vacation Ownership revenue	35	118	52	23	67	295	32	96	53	23	63	267
Exchange and Rental
Transaction revenue	32	-	15	-	-	47	34	-	13	-	-	47
Membership fee revenue	36	-	-	-	-	36	35	-	-	-	-	35
Ancillary member revenue	2	-	-	-	-	2	1	-	-	-	-	1
Total member revenue	70	-	15	-	-	85	70	-	13	-	-	83
Club rental revenue	-	-	26	-	-	26	-	-	24	-	-	24
Other revenue	3	-	1	-	-	4	5	-	1	-	-	6
Rental management revenue	11	-	1	-	-	12	12	-	1	-	-	13
Cost reimbursement revenue	-	-	-	-	24	24	-	-	-	-	25	25
Total Exchange and Rental revenue	84	-	43	-	24	151	87	-	39	-	25	151
Total ILG revenue	$119	$118	$95	$23	$91	$446	$119	$96	$92	$23	$88	$418

	For the Nine Months Ended September 30, 2017						For the Nine Months Ended September 30, 2016
	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total
Vacation Ownership
Resort operations revenue	$-	$-	$162	$-	$-	$162	$-	$-	$86	$-	$-	$86
Management fee and other revenue	99	-	-	-	-	99	81	-	-	-	-	81
Sales of vacation ownership products, net	-	351	-	-	-	351	-	154	-	-	-	154
Consumer financing revenue	-	-	-	66	-	66	-	-	-	37	-	37
Cost reimbursement revenue	-	-	-	-	192	192	-	-	-	-	118	118
Total Vacation Ownership revenue	99	351	162	66	192	870	81	154	86	37	118	476
Exchange and Rental
Transaction revenue	109	-	46	-	-	155	106	-	49	-	-	155
Membership fee revenue	105	-	-	-	-	105	99	-	-	-	-	99
Ancillary member revenue	5	-	-	-	-	5	4	-	-	-	-	4
Total member revenue	219	-	46	-	-	265	209	-	49	-	-	258
Club rental revenue	-	-	83	-	-	83	-	-	42	-	-	42
Other revenue	14	-	4	-	-	18	17	-	1	-	-	18
Rental management revenue	34	-	3	-	-	37	33	-	3	-	-	36
Cost reimbursement revenue	-	-	-	-	75	75	-	-	-	-	71	71
Total Exchange and Rental revenue	267	-	136	-	75	478	259	-	95	-	71	425
Total ILG revenue	$366	$351	$298	$66	$267	$1,348	$340	$154	$181	$37	$189	$901

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

Operating foreign currency exchange resulted in a net loss of $1 million for the three months ended September 30, 2017 and 2016 and resulted in a minimal net gain compared to a $1 million net loss for the nine months ended September 30, 2017 and 2016, respectively. This activity is attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency.

Non‑operating foreign exchange net loss was $1 million for the third quarter of 2017, compared to a $4 million net loss in the prior year quarter. The unfavorable fluctuations in the third quarter of 2017 and 2016 were primarily driven by U.S. dollar denominated intercompany loan positions held as of the respective quarter-end which were affected by the stronger dollar compared to the Mexican peso.

Non‑operating foreign exchange net gain was $6 million for the nine months ended September 30, 2017 compared to a net loss of $2 million for the nine months ended September 30, 2016. The favorable fluctuations in in the period were primarily driven by U.S. dollar denominated intercompany loan positions held at September 30, 2017 which were affected by the weaker dollar compared to the Mexican peso, partly offset by the remeasurement of U.S. dollar denominated excess cash positions held by our Mexican subsidiary at year-end. The unfavorable fluctuations during the 2016 period were primarily driven by U.S. dollar denominated intercompany loan positions held at September 30, 2016 which were affected by the stronger dollar compared to the Mexican peso, partly offset by favorable fluctuations stemming from the stronger dollar against the British pound.

Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three and nine months ended September 30, 2017 would result in an approximate change to revenue of $4 million and $12 million, respectively. There have been no material quantitative changes in market risk exposures since December 31, 2016.

Interest Rate Risk

We are exposed to interest rate risk through borrowings under our amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.50%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.50%, in each case based on ILG’s leverage ratio. As of September 30, 2017, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. As of September 30, 2017, we had $171 million outstanding under our revolving credit facility; a hypothetical 100 basis point change in interest rates would result in an approximate change to interest expense of $2 million for the nine months ended September 30, 2017. While we currently do not hedge our interest rate exposure, this risk is mitigated by the issuance of $350 million senior notes in April 2015 at a fixed rate of 5.625% as well as variable interest rates earned on our cash balances, as well as future securitizations which are expected to be at fixed rates of interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Unregistered Sale of Securities. None

(b)          Use of Proceeds. Not applicable

(c)          Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended September 30, 2017 by or on behalf of ILG or any “affiliated purchaser,” as defined by Rule 10b‑18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b‑18 of the Exchange Act.

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs(1)
July 2017	—	$—	—	$45,928,910
August 2017	950,000	$26.19	950,000	$21,050,422
September 2017	—	$—	—	$21,050,422

(1)

In November 2016, the Board of Directors authorized the repurchase of up to $50 million of ILG common stock. There is no time restriction on this authorization and repurchases may be made in the open‑market or through privately negotiated transactions.

Items 3‑5. Not applicable

Item 6. Exhibits

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG’s Current Report on Form 8‑K, filed on August 25, 2008
3.2	Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG’s Quarterly Report on Form 10‑Q, filed on August 11, 2009
3.3	Fifth Amended and Restated By‑Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG’s Current Report on Form 8‑K, filed on October 17, 2016
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ILG, Inc.	Exhibit 3.1 to ILG’s Current Report on Form 8‑K, filed on October 17, 2016
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act
31.3†	Certification of the Chief Accounting Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act
32.3††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Label Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*     Reflects management contracts and management and director compensatory plans.

†     Filed herewith.

††   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2017	ILG, INC.

	By:	/s/ William L. Harvey
William L. Harvey
Chief Financial Officer

	By:	/s/ John A. Galea
John A. Galea
Chief Accounting Officer