Form 10-K
period 2017-12-31
ILG, Inc.
filed 2018-03-01
CIK 1434620

As filed with the Securities and Exchange Commission as of March 1, 2018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐
Smaller reporting company ☐	Emerging growth company☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2017 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,892,928,788. As of February 22, 2018, 124,202,932 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

Throughout this Annual Report on Form 10‑K, the terms “ILG,” “Company,” “we,” “us” and “our” refer to ILG, Inc. and, except as the context otherwise requires, its consolidated subsidiaries. The “Hyatt Vacation Ownership” business or “HVO” refers to the group of businesses using the Hyatt® brand in the shared ownership business pursuant to an exclusive, global master license agreement with a subsidiary of Hyatt Hotels Corporation (“Hyatt”). The Vistana Signature Experiences business or “Vistana” uses the Westin®  and Sheraton® brands (and to a limited extent the St. Regis® and The Luxury Collection® brands) in vacation ownership pursuant to an exclusive global license agreement with Starwood Hotels & Resorts Worldwide, LLC (“Starwood”). All brand trademarks, service marks or trade names cited in this report are the property of their respective holders. Solely for convenience, trademarks, trade names and service marks referred to in this report appear without the ®  or ™ symbols, however such references are not intended to indicate in any way that we or the owner will not assert, to the fullest extent under applicable law, all rights to such, trademarks, trade names and service marks.

The information found on our corporate website, www.ilg.com, or any other website referred to in this report, is not incorporated into this Annual Report or any other report we file with or furnish to the United States Securities and Exchange Commission.

PART I

Cautionary Statement Regarding Forward‑Looking Information

This annual report on Form 10‑K contains certain statements which may constitute “forward‑looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical fact are forward looking‑statements, and are contained throughout this document. These forward‑looking statements reflect management’s views and assumptions as of the date of this annual report regarding future events and operating performance. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “potential,” “continue,” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” “might,” and “could” among others, generally identify forward‑looking statements. These forward‑looking statements include, among others, statements relating to: our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward‑looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

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

Item 1.    Business.

Overview

ILG, Inc. is a leading provider of professionally delivered vacation experiences and the exclusive global licensee for the Hyatt, Sheraton and Westin brands in vacation ownership. As of December 31, 2017, we have a total of 43 resorts within Vistana Signature Experiences (Vistana) and Hyatt Vacation Ownership (HVO) businesses, manage approximately 250 resorts overall, while serving more than 2 million members through our various membership and exchange programs. We operate in the following two segments: Vacation Ownership (VO) and Exchange and Rental.

VO engages in sales, marketing, financing, and development of vacation ownership interests (VOIs); the management of vacation ownership resorts; and related services to owners and homeowners’ associations (HOAs). The sales, marketing, development, and financing services are provided through Vistana and HVO. We provide management services to more than 200 vacation ownership properties and/or their associations through Vistana, HVO, Vacation Resorts International (VRI), Trading Places International (TPI), and VRI Europe. The VO segment represented approximately 65% of ILG’s consolidated revenue for the fiscal year ended December 31, 2017, and approximately 58%

of ILG’s consolidated revenue for the fiscal year ended December 31, 2016, reflecting the May 2016 acquisition of Vistana.

Exchange and Rental offers access to vacation accommodations and other travel‑related transactions and services to leisure travelers, by providing vacation exchange services and vacation rental, working with resort developers and HOAs as well as operating vacation rental properties. Vacation exchange services provide owners of vacation interests with flexibility and choice by delivering access to alternate accommodations through exchange networks encompassing a variety of resorts. Our principal exchange network administered by Interval International (referred to as Interval) is the Interval Network, in which nearly 3,200 resorts located in over 80 nations participated as of December 31, 2017. We also operate additional exchange programs including the Vistana Signature Network with 21 resorts and Hyatt Residence Club with 16 resorts, in each case as of the end of 2017, as well as exchanges through TPI. This segment provides vacation rental through the Aqua‑Aston business as part of a comprehensive package of marketing, management and rental services offered to vacation property owners including hotel and condo hotel owners, primarily of Hawaiian properties, as well as through the Interval Network and branded clubs. The Exchange and Rental segment represented approximately 35% of ILG’s consolidated revenue for the fiscal year ended December 31, 2017, and approximately 42% of ILG’s consolidated revenue for the fiscal year ended December 31, 2016, reflecting the May 2016 Vistana acquisition. For information regarding the results of operations of ILG and its segments on a historical basis, see Note 20 to the Consolidated Financial Statements of ILG and the disclosure set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

History

ILG was incorporated as a Delaware corporation in May 2008 under the name Interval Leisure Group, Inc. in connection with the spin‑off of IAC/InterActiveCorp, or IAC, into five separate publicly traded companies. ILG commenced trading on The NASDAQ Stock Market in August 2008 under the symbol “IILG” and since October 2016 trades under the symbol “ILG.”

The businesses operated by ILG’s subsidiaries have extensive operating histories. Our Interval International business was founded in 1976, the Aqua-Aston business traces its roots in lodging back over 65 years, Trading Places International was founded in 1973, Vacation Resorts International in 1981; the Hyatt Vacation Ownership business began in 1994 and Vistana was established in 1980.

On May 11, 2016, we acquired the vacation ownership business of Starwood, now known as Vistana. At closing, Starwood spun-off Vistana to its stockholders immediately prior to the merger of Vistana with and into a wholly owned subsidiary of ILG. In the merger, ILG issued approximately 72.4 million shares of ILG common stock to the holders who received Vistana common stock in the spin-off. Additionally, ILG directly purchased certain Mexican entities and a note receivable for total consideration of $128 million. In connection with the acquisition, Vistana entered into an exclusive, 80-year global license agreement with Starwood for the use of the Westin and Sheraton brands in vacation ownership. The global license agreement may also be extended for two 30-year terms, subject to meeting certain sales performance tests. Also, Vistana has the non-exclusive license for the existing St. Regis and The Luxury Collection vacation ownership properties and an affiliation with the Starwood Preferred Guest program.

Industry Overview and Trends

The hospitality industry, which includes vacation ownership and vacation rental, is a major component of the leisure travel industry.

Vacation Ownership

Vacation ownership generally offers a long-term or perpetual usage right in a resort-style villa or hotel style accommodation and encompasses traditional timeshare regimes, fractional products, private residence clubs, condo hotels and other forms of shared ownership, and vacation home ownership. Vacation ownership products offer many alternatives that allow vacationers to choose the product that best suits their lifestyle and travel preferences, including location, size of accommodation and time of year. Relative to hotel rooms, vacation ownership units often offer more spacious floor plans and residential features including a living room, fully equipped kitchen, dining area and other residential features.

According to the American Resort Developer Association, referred to as ARDA, vacation ownership sales (excluding sales of fractional, private residence club, destination club and whole ownership products) in the U.S. for 2016, the last year for which data is available, were approximately $9.2 billion, representing an 8% compounded annual growth rate from 2014 sales of $7.9 billion. Notably, ARDA reports that U.S. timeshare resorts had an average occupancy of nearly 79% in 2016 significantly higher than average occupancy of approximately 66% at U.S. hotels for the same period.

As of December 31, 2016, the U.S. traditional timeshare industry was comprised of 1,558 resorts, representing approximately 206,080 units and an estimated 9.5 million vacation ownership week equivalents, according to ARDA. The most recent ARDA study on vacation owners describes the average timeshare owner as having a median household income over $81,000. Most owners are married and nearly half have children under the age of 18 in their home.

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

DESCRIPTION OF BUSINESS SEGMENTS

Vacation Ownership

Our VO segment engages in sales, marketing, financing, and development of VOIs; the management of vacation ownership resorts; as well as related services to owners and associations. Our businesses include the exclusive global licensees of the Hyatt, Sheraton and Westin brands in vacation ownership pursuant to long-term license agreements with Hyatt and Starwood.

Revenue

Revenue from the VO segment is derived principally from:

•	sales of VOIs by Vistana and HVO,
•	interest income earned for financing these sales,
•	fees for resort operations and HOA management services, and
•	rental and ancillary revenues, including from hotels owned by Vistana and HVO.

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

Vistana and HVO sell VOIs that convey direct or indirect legal ownership interests in the underlying real property either as deeded ownership interests or certificated ownership interests. These ownership interests provide a mandatory membership in an HOA along with ownership points or a traditional weekly interval that offer usage for a one‑week or other time period at a specific resort or group of resorts. One of these multi-site points programs, Sheraton Flex, was launched by Vistana in January 2015 and allows owners to have preferred access to a group of resorts that currently includes resorts in Orlando, Florida; Myrtle Beach, South Carolina; Scottsdale, Arizona; Steamboat Springs, Colorado; and Jensen Beach, Florida. HVO launched a similar multi-site program, the Hyatt Residence Club Portfolio Program, in June 2017 that currently includes inventory from resorts in Key West, Florida; Bonita Springs, Florida; San Antonio, Texas; Carmel, California; Aspen, Colorado; Lake Tahoe, Nevada; and Sedona, Arizona. Also in June 2017, Vistana launched the Westin Aventuras program which currently includes The Westin Los Cabos Resort Villas & Spa and The Westin Lagunamar Ocean Resort Villas & Spa.  Each purchaser from HVO is automatically enrolled in the Hyatt Residence Club and purchasers from Vistana generally are automatically enrolled in the Vistana Signature

Network, both of which allow owners to trade some or all of their usage rights as described below in “Description of Business Segments–Exchange and Rental.”

In addition, we receive fees for sales and marketing, brand licensing and other services provided to properties where the developer is not controlled by us. We have global master license agreements with Hyatt and Starwood which provide us with an exclusive license for the use of the Hyatt, Sheraton and Westin brands, respectively, in vacation ownership, as described below. The Vistana Signature Network and Hyatt Residence Club resorts are able to use their respective brands through agreements with us. In the event a master license agreement terminates or following a transition period after its expiration, the applicable resorts will no longer be able to use the brand name, and any of the resorts may also lose the rights to the name in the event it does not maintain certain standards or otherwise breaches its agreements with us.

Marketing and Sales Activities

Generally, we sell VOIs to prospective purchasers who attend a resort tour and sales presentation at one of our sales preview centers and learn about the benefits of ownership of our VOIs from one of our sales associates. As of December 31, 2017, we operate 25 active sales preview centers with an additional sales gallery at The Westin St. John that is currently closed.

Our marketing to attract potential purchasers focuses primarily on guests of our resorts and nearby same-brand hotels, existing owners and potential customers targeted through our marketing programs. We utilize a number of marketing channels to attract qualified customers to our resorts, including preview packages, trial programs, local marketing desks, partner marketing and online channels.

An important component of our direct marketing activities is focused on offering members of the loyalty programs associated with the Sheraton, Westin and Hyatt brands (currently the Starwood Preferred Guest Program (“SPG Program” or “SPG”) and the World of Hyatt program, as applicable) and other databases of prospective owners a subsidized branded vacation preview package to one of our resorts or a nearby hotel, to introduce these guests to the benefits of vacation ownership. Sales guests who do not purchase VOIs during their initial tour are offered a special package for another stay at one of our resorts through a trial package whereby they will participate in a subsequent sales tour. These return guests are typically twice as likely to purchase a VOI as a first-time visitor. This program provides the opportunity to experience some of the features of ownership and returning trial program guests can typically apply the package price to their ownership down payment. We also market selectively via off-premises contacts, local marketing centers in high-traffic locations near our resorts. In addition, we use a variety of partner marketing approaches and business alliances with travel, retail and financial companies. Finally, we leverage digital and social channels to connect with our customers throughout the year. We deliver valuable vacation information and create an ongoing stream of new customers while building an affinity for our vacation networks and our brands.

We take great care in ensuring we deliver informative and branded sales presentations. Consumers place their trust in the Hyatt, Sheraton and Westin brands and preserving that trust and building on the strength of those brands will continue to attract qualified customers to our products in the future. Our premium sales gallery environments are designed to showcase our brand affiliations, travel options and destinations to allow our sales guests to explore the world through a visual presentation.

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

Inventory and Development

One way we plan to grow our revenue and operations is through increased VOI sales volume. Our pipeline of VOI inventory includes completed VOIs currently owned by us or our joint ventures, reacquired VOIs and additional VOIs that we currently plan to develop at existing locations, which represents approximately $6.5 billion of projected remaining inventory sales volume available as of December 31, 2017, including estimated returns and price increases.

We reacquire existing VOIs in several ways including loan defaults, HOA payment defaults, exercise of certain rights of first refusal and open market purchases. In the event of a loan default, we are able to recover and return to inventory the underlying VOI. In the event of a maintenance fee default, the HOA will recover the owner’s VOI. We have entered into inventory recovery agreements with certain of our HOAs that provide us the right to purchase those VOIs. Terms of those agreements vary, including the purchase price.

Recovered VOI inventory may be sold by us to new customers or existing owners at full retail value. Once we reacquire a VOI, we are generally responsible for paying that VOI’s share of maintenance dues beginning in the year after we take title until the product is sold. Although the volume of VOIs that we recover could fluctuate in the future for various reasons, in each of 2017, 2016 and 2015, we have recovered in the ordinary course of business through these sources less than 5% of the total VOIs cumulatively sold to and owned by our owners at the beginning of each respective year.

During 2017 we opened nearly 700 units, The Westin Los Cabos Resort Villas & Spa (179 units), The Westin Nanea Ocean Villas (390 units), as well as additional phases at The Westin Desert Willow Villas, Palm Desert (16 units), and Sheraton Steamboat Resort (112 units). We had also completed additional units at The Westin St. John Resort Villas, however, due to Hurricane Irma, the entire resort remains closed. Additional units completed at Hyatt Wild Oak Ranch (24 units) and The Westin Desert Willow, Palm Desert (26 units) opened in early 2018.

Additionally, we began conversion of the The Westin Cancun Resort & Spa and the Sheraton Kauai Resort, that had previously been operated as hotels. We also began development of additional phases at Hyatt Residence Club Coconut Plantation and are planning to develop additional phases at several resorts over the next three to five years.

Costs incurred to date and expended in the future to complete the development of these properties is recorded in either inventory or property and equipment, net on our consolidated balance sheets. The costs recorded to property and equipment, net are related to the developer retained assets within the projects. See “Risk Factors” for further discussion of risks associated with real estate development activities.

In the future, we may pursue growth opportunities targeting the acquisition or development of inventory in new locations. We may pursue these opportunities independently, with third-party developers or outside capital sources.

Our Resorts

The following tables describe the resorts included in the Vistana Signature Network and the Hyatt Residence Club as of December 31, 2017.

Vistana Signature Network – Vacation Ownership Resorts
Resort Name	Location	Completed Units	Planned Units (1)(2)	Total Units
Sheraton Vistana Resort	Orlando, FL	1,566	—	1,566
Sheraton Vistana Villages	Orlando, FL	892	734	1,626
Vistana’s Beach Club	Jensen Beach, FL	76	—	76
Sheraton PGA Vacation Resort	Port St. Lucie, FL	30	—	30
The Westin Nanea Ocean Villas	Maui, HI	390	—	390
The Westin Ka’anapali Ocean Resort Villas	Maui, HI	280	—	280
The Westin Ka’anapali Ocean Resort Villas North	Maui, HI	258	—	258
The Westin Princeville Ocean Resort Villas	Kauai, HI	173	—	173
The Westin Lagunamar Ocean Resort Villas & Spa	Cancun, MX	290	—	290
The Westin Los Cabos Resort Villas & Spa	Los Cabos, MX	179	—	179
The Westin St. John Resort Villas (3)	St. John, USVI	252	—	252
Harborside Resort at Atlantis (4)	Nassau, Bahamas	198	—	198
Sheraton Broadway Plantation	Myrtle Beach, SC	342	160	502
The Westin Mission Hills Resort Villas	Rancho Mirage, CA	158	—	158
The Westin Desert Willow Villas, Palm Desert	Palm Desert, CA	220	80	300
The Westin Kierland Villas	Scottsdale, AZ	149	—	149
Sheraton Desert Oasis Villas	Scottsdale, AZ	150	—	150
Sheraton Mountain Vista	Vail Valley, CO	78	—	78
The Westin Riverfront Mountain Villas	Vail Valley, CO	34	—	34
Sheraton Lakeside Terrace Villas at Mountain Vista	Vail Valley, CO	23	—	23
Sheraton Steamboat Resort	Steamboat Springs, CO	165	—	165
	Total	5,903	974	6,877

Vistana Signature Experiences – Hotels
Resort Name	Location	Hotel Rooms	VO Units Upon Conversion
The Westin Resort & Spa, Cancun	Cancun, MX	379	248
The Westin Resort & Spa, Puerto Vallarta	Puerto Vallarta, MX	280	139
Sheraton Kauai Resort	Kauai, HI	394	126
	Total	1,053	513

Vistana Signature Experiences– Fractional Residences
Resort Name	Location	Completed Units	Planned Units (1)(2)	Total Units
The Phoenician Residences, The Luxury Collection Residence Club	Scottsdale, AZ	6	—	6
The St. Regis Residence Club, Aspen	Aspen, CO	25	—	25
The St. Regis Residence Club, New York	New York, NY	31	—	31
	Total	62	—	62

Hyatt Residence Club
Resort Name	Location	Completed Units	Planned Units (1)(2)	Total Units
Hyatt Residence Club Aspen	Aspen, CO	53	—	53
Hyatt Residence Club Sedona, Piñon Pointe	Sedona, AZ	109	—	109
Hyatt Residence Club Carmel, Highlands Inn(5)	Carmel, CA	94	—	94
Hyatt Residence Club Lake Tahoe, Northstar Lodge	Truckee, CA	2	—	2
Hyatt Residence Club Beaver Creek, Mountain Lodge	Avon, CO	50	—	50
Hyatt Residence Club at Park Hyatt Beaver Creek	Avon, CO	15	—	15
Hyatt Residence Club Breckenridge, Main Street Station	Breckenridge, CO	51	—	51
Hyatt Residence Club Bonita Springs, Coconut Plantation	Bonita Springs, FL	72	264	336
Hyatt Residence Club Key West, Beach House	Key West, FL	74	—	74
Hyatt Residence Club Key West, Sunset Harbor	Key West, FL	40	—	40
Hyatt Residence Club Key West, Windward Pointe	Key West, FL	93	—	93
Hyatt Residence Club Sarasota, Siesta Key Beach	Siesta Key, FL	11	—	11
Hyatt Residence Club Maui, Ka’anapali Beach(4)	Maui, HI	131	—	131
Hyatt Residence Club Lake Tahoe, High Sierra Lodge	Incline Village, NV	60	—	60
Hyatt Residence Club Dorado, Hacienda del Mar(3)	Dorado, PR	81	—	81
Hyatt Residence Club San Antonio, Wild Oak Ranch	San Antonio, TX	120	168	288
	Total	1,056	432	1,488

(1)	These properties are entitled for vacation ownership use and are currently either in development, planning or evaluation stages.
(2)	Excludes additional developable land in Florida, Hawaii, St. John, Mexico and Colorado, which is not included in Vistana’s near term development plans but is under evaluation for longer term needs.
(3)	Currently closed due to hurricane damage from September 2017.
(4)	Unconsolidated joint venture.
(5)	Also includes 48 hotel rooms.

Consumer Financing

In connection with the sales of VOIs, we provide financing to eligible purchasers collateralized by the VOIs. These loans generally bear interest at a fixed rate and have a term of five to fifteen years. As of December 31, 2017, our consolidated loan portfolio consisted of approximately 57,000 loans with an outstanding balance of $722 million, net of allowance for loan losses on originated loans, and a weighted average interest rate of 13.4%. During the last two years

(including Vistana’s experience prior to the acquisition), approximately 70% of our consolidated sales were financed, while typically about 32% of loans we issue are repaid in full within 180 days based on average historical experience.

As loan payments are made, the nature of these generally fully-amortizing loans establishes an increasing level of owner financial commitment in their purchase which reduces the likelihood of default. When a customer defaults, we ultimately return their VOI to inventory for resale, and that customer no longer participates in the applicable network. For the twelve months ended December 31, 2017, our loan portfolio had an actual default rate of 4.5%.

For those customers seeking financing, we apply the credit evaluation score methodology developed by the Fair Isaac Corporation (FICO) to credit files compiled and maintained by a credit reporting bureau. Higher credit scores equate to lower credit risk and lower credit scores equate to higher credit risk. As of December 31, 2017, the weighted average FICO score of our vacation ownership notes receivable at the time of origination for the past twelve months was 737.

In underwriting each loan, we obtain a credit application and review the application for completeness. We generally require a minimum down payment of 10% of the purchase price on all sales of VOIs. Our down payment requirements from borrowers are influenced by their length of credit history, country of residence and credit profile.

Our underwriting standards are influenced by the changing economic and financial market conditions. We have the ability to modify our down payment requirements and credit thresholds in the face of stronger or weaker market conditions. Our underwriting standards have resulted in a strong, well-seasoned consumer loan portfolio. As of December 31, 2017, our serviced VOI customer loan portfolio exhibited the following characteristics:

•	Weighted Average Original Length of Loan: 11 years
•	Weighted Average Remaining Length of Loan: 9 years
•	Delinquency Rate on Originated Loans (31-120 days past due): 3.5%

We have a skilled consumer finance team. This team is responsible for loan customer servicing, which includes billing, collections and credit reporting, reacquisition of inventory collateralizing defaulted loans, and monitoring portfolio performance. Our in-house training program includes product and sales information, purchase documents, consumer privacy, system security, state and Federal legislation and department procedures related to loan servicing and collection. Accounts more than 30 days past due are reported as delinquent. A loan that is more than 120 days past due is charged off for financial accounting purposes (for originated loans) and may then be recovered through foreclosure or a deed-in-lieu of foreclosure. In the deed-in-lieu of foreclosure process, the customer deeds (or assigns, in the case of any certificated membership interests) the VOI back to us. For domestic owners, this process takes approximately 60 to 90 days. At the end of the recovery process, we return the VOI into inventory.

Management and Ancillary Services

We provide management services to over 200 vacation ownership properties and/or their associations through Vistana, HVO, TPI, VRI and VRI Europe. As of December 31, 2017:

•	Vistana provides management services to 24 vacation ownership resorts in the United States, Mexico and the Caribbean; and
•	HVO provides management services for 16 vacation ownership resorts throughout the United States.
•	VRI Europe manages 26 vacation ownership resorts in Spain and the Canary Islands, the United Kingdom, France and Portugal, including resorts developed by our joint venture partner, CLC World Resorts,
•	TPI and VRI provide property management, HOA management and related services to nearly 150 vacation ownership resorts in the United States, Canada and Mexico.

All of these businesses provide resort management services for vacation ownership resorts, which, in the United States are governed by a board of directors comprised of owner or developer representatives that are charged with ensuring the resorts are well-maintained and financially stable. Our services may include day-to-day operations of the resorts, maintenance of the resorts, preparation of reports, budgets, HOA administration, risk management, quality assurance and employee training.

Our management services are provided pursuant to agreements with terms generally ranging from one to ten years (with several indefinite-lived contracts in Europe) many of which are automatically renewable. For the Vistana and HVO resorts, retaining us as the manager provides the properties with continued use of the Hyatt, Sheraton or Westin trademarks and the owners with continued access to the Vistana Signature Network and SPG Program or the Hyatt Residence Club and World of Hyatt program, in accordance with our agreements with Starwood and Hyatt and subject to compliance with brand standards. Management fees are negotiated amounts for management and other specified services, and at times (including for most of the Vistana and HVO properties) are based on a cost plus arrangement. Generally, our management fees are paid by the HOA and funded from the annual maintenance fees paid by the individual owners to the association. These maintenance fees represent each owner’s allocable share of the costs of operating and maintaining the resorts, which generally includes personnel, property taxes, insurance, a capital asset reserve to fund refurbishment and other related costs. The management fees we earn are highly predictable due to the relatively fixed nature of resort operating expenses. We are reimbursed for the costs incurred to perform our services, principally related to personnel providing on-site services.

In addition, if a property owner defaults on payment of its maintenance or management fees, the HOA has the right to recover the defaulting owner’s VOI. As a service to the HOA, we may assume the defaulted owner’s obligations in exchange for an agreed purchase price or assist the HOA in contracting with a third party to resell this inventory.

Most of VRI Europe’s revenue is based on a different model. Typically, VRI Europe charges vacation owners directly an annual fee intended to cover property management, all resort operating expenses and a management profit. Consequently, VRI Europe’s business model normally operates at a lower gross margin than the other management businesses, when excluding pass‑through revenue.

Vistana, HVO, TPI and VRI also offer vacation rental services to HOAs and, in some cases, individual VOI owners as well as renting owned inventory in vacation ownership resorts and hotels. Rentals of branded units are made through Hyatt or Starwood distribution channels, third party online travel agencies and our marketing channels, while VRI and TPI inventory is rented online directly to consumers through our websites, www.vriresorts.com, and www.tradingplaces.com,  and third party online travel agencies as well as through Interval for use as Getaways. Rental expenses include maintenance fees on owned inventory, subsidy payments to property owner associations at resorts that are in the early phases of construction or sales where maintenance fees collected from the owners are not sufficient to support operating costs of the resort and marketing costs and direct operating and related expenses in connection with the rental business (e.g., housekeeping, credit card expenses and reservation services). We provide food and beverage, retail, golf, spa and other services to our owners, guests and customers and earn fees and other revenues typically associated with these activities and experiences.

Master License Agreements

We have license agreements with each of Starwood and Hyatt that provide:

•	Vistana the exclusive global use of the Westin and Sheraton brands in vacation ownership and use of the St. Regis and Luxury Collection brands for specific fractional resorts; and
•	HVO the exclusive global use of the Hyatt brand in vacation ownership.

Pursuant to the terms of these license agreements, the relevant business may continue to develop, market, sell and operate existing vacation ownership projects as well as new Hyatt, Sheraton or Westin branded vacation ownership projects agreed to by us and either Starwood or Hyatt, as applicable. HVO must comply with designated Hyatt brand standards and Vistana must comply with designated Westin and Sheraton brand standards, with respect to the operation of the applicable licensed business. The Vistana license has an initial term through 2095 with two 30-year renewals and the HVO license has an initial term through 2093 with three 20-year renewals. In each case the renewals are subject to meeting sales performance tests. In consideration for the licenses, we have agreed to pay Starwood a base royalty fee of $30 million per year plus a variable royalty fee of 2% of the gross sales price of applicable inventory, while we agreed to pay Hyatt certain recurring royalty fees based on revenues generated from vacation ownership sales, management, rental and club dues collected by us related to the branded business.

Our agreements with Starwood and Hyatt provide access to the SPG and World of Hyatt programs for sales incentives, exchange as well as marketing channels to source prospective customers.

Both licenses contain restrictions on transfers by us without Starwood’s or Hyatt’s written consent of (1) the license agreement, (2) all or substantially all of the relevant licensed business or (3) a transaction or series of transactions that result in a “change of control” of ILG or Vistana or HVO.

Written consent is not required for a “change of control” of ILG if on the date of the transaction that results in a “change of control” (1) ILG is publicly traded, or (2) ILG is not publicly traded but earnings from the licensed business do not comprise substantially all (90% for Hyatt license) of ILG’s EBITDA at such time; provided that the following conditions are satisfied as of the date of the transaction that resulted in a “change of control” of ILG (a) there are no uncured agreement level defaults, (b) all royalty fees have been paid, and (c) the transferee is not a competitor of the licensor in the hotel, vacation ownership or, for the Starwood license, certain similar transient stay distribution businesses. Vistana’s license also contains a maximum leverage ratio for an acquirer.

Starwood and Hyatt may terminate their respective license agreement upon the occurrence of certain uncured, material defaults by us. Such defaults include, but are not limited to, a sizable payment default, bankruptcy, a transfer in breach of the specified transfer restrictions or a material failure to comply with brand standards on a systemic level.

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

•

Interval Network.  Our primary exchange offering is the Interval Network, a membership‑based exchange program which also provides a comprehensive package of value‑added products and services. As of December 31, 2017, the Interval Network consisted of nearly 3,200 resorts located in over 80 nations and approximately 1.8 million member families. Generally, individuals are enrolled by resort developers in connection with their purchase of VOIs from such resort developers, with initial membership fees being paid on behalf of members by the resort developers. Members may also enroll directly, for instance, when they purchase a VOI through resale or HOA affiliation at a resort that participates in the Interval Network. The Interval Network has established multi‑year relationships with resort developers, including leading independent and brand name developers, under exclusive affiliation agreements. The resorts participating in the Interval Network primarily include those with which Interval has an affiliation or inventory agreement in place, as well as resorts at which Interval continues to provide exchange services following the affiliation agreement’s term.

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

All vacation ownership accommodations relinquished to the Interval Network exchange programs are assigned a trading value based on multiple factors, including location, quality, seasonality, unit attributes and time of relinquishment prior to occupancy to determine the relinquished accommodations’ relative exchange value to the exchange network. Members are offered an exchange to accommodations which are generally of comparable trading value to those relinquished.

The Interval Network’s resort recognition program recognizes certain of its eligible Interval Network resorts as either a “Select Resort,” a “Select Boutique Resort,” a “Premier Resort,” a “Premier Boutique Resort,” an “Elite Resort” or an “Elite Boutique Resort” based upon the satisfaction of qualifying criteria, inspection, member feedback, and other resort‑specific factors. Over 40% of Interval Network resorts were recognized as a Select, Select Boutique, Premier, Premier Boutique, Elite or Elite Boutique Resort as of December 31, 2017.

•

Vistana Signature Network.  As of December 31, 2017, Vistana’s internal points-based exchange program, the Vistana Signature Network, or VSN, provides its more than 175,000 members with access to its 21 affiliated resorts as well as the opportunity to exchange through the SPG program to Starwood resorts, through the Interval Network or for a cruise. Based on the point value of the home resort unit owned, customers can choose other VSN resorts, the type of villa, the date of travel and the length of stay. VSN members have a four-month period where they have exclusive rights to occupancy at the related resort or points program without competition from other network members. During this home resort period, they can reserve vacation time based on the season and unit type purchased.

•

Hyatt Residence Club.  As of December 31, 2017, this points‑based membership exchange system serves nearly 33,000 owners at 16 properties, providing them with access to the 16 Hyatt Residence Club resorts as well as the opportunity to trade their club points for World of Hyatt points which may be redeemed at participating Hyatt branded properties and exchange through the Interval Network. Owners will receive Hyatt Residence Club points if they have not reserved at their home resort or points program during their allotted preference period or if they elect to convert to points earlier. The use of the Hyatt name in connection with the Hyatt Residence Club is governed by the Master License Agreement with Hyatt described above.

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

•

Interval Gold and Interval Platinum.  Interval Network members also may take advantage of one of our two enhanced membership tiers, Interval Gold, or Interval Platinum, each of which provides value-added benefits and services for an additional fee. These benefits and services vary by country of residence, but generally consist of discounts on Getaways, a concierge service, a hotel discount program and Interval Options, a service that allows members to relinquish annual occupancy rights in their VOIs towards the purchase of various travel products, including hotel, cruise, golf and spa vacations. Members are enrolled in these programs either by resort developers in connection with the initial purchase of their VOIs or by upgrading their membership directly. As of December 31, 2017, more than 40% of Interval Network members participate in an upgraded membership tier.

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

Revenue

Our Exchange and Rental segment earns most of its vacation exchange revenue from (i) fees paid for membership in the Interval Network, the Vistana Signature Network and the Hyatt Residence Club and (ii) Interval Network, Vistana Signature Network and Hyatt Residence Club transactional and service fees paid primarily for exchanges, Getaways, reservation servicing, and related transactions collectively referred to as “transaction revenue.” Revenue is also derived from club rentals, fees for ancillary products and services provided to members, fees from other exchange and rental programs and other products and services sold to developers.

Marketing

Our exchange businesses maintain corporate and consumer marketing departments that are responsible for implementing marketing strategies and developing printed and digital materials that are necessary to promote membership participation, exchange opportunities and other value‑added services to existing members as well as for the Interval International business to secure new relationships with resort developers, HOAs and resorts to obtain and retain members.

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

Interval also markets products and services to resort developers and other parties in the vacation ownership industry through a series of business development initiatives. Our sales and services personnel proactively seek to establish strong relationships with developers and HOAs, providing input on consumer preferences and industry trends based upon years of experience. We believe that we have established a strong reputation within the vacation ownership industry as being highly responsive to the needs of resort developers, HOAs, management companies and owners of VOIs. In addition, we sponsor, participate in and attend numerous industry conferences around the world, including our co‑sponsored proprietary, multi‑day informational seminar, known as the International Shared Ownership Investment Conference. For the last 17 years, this event allows real estate developers, hospitality companies, investors and others contemplating entry into the vacation ownership industry to meet and network with industry leaders, as well as participate in educational panels on various vacation ownership issues, such as property and program planning, sales and marketing, financing and regulatory requirements. We have also maintained leadership roles in various industry trade organizations throughout the world since their inception, through which we have been a driving force in the promotion of growth of the industry and constructive legislation, both in the U.S. and abroad, principally aimed at creating or enhancing consumer protection in the vacation ownership industry.

Vacation Rental

We provide vacation rental as the key part of a comprehensive package of marketing, management and rental services offered to vacation property owners, through Aqua‑Aston. As of December 31, 2017, Aqua‑Aston provided vacation rental and/or management services to over 40 hotels and resorts primarily in Hawaii, as well as Orlando, Florida, and South Lake Tahoe, California.

This business provides vacation property rental services for condominium owners, hotel owners, and HOAs. The condominium rental properties are generally investment properties, and, to a lesser extent, second homes, owned by individuals who contract with Aqua‑Aston directly to manage, market and rent their properties, generally pursuant to short‑term agreements. We also offer such owners a comprehensive package of marketing, management and rental services designed to enhance rental income and profitability. Generally, property and HOA management services, including administrative, fiscal and quality assurance services, are provided pursuant to exclusive agreements with terms typically ranging from one to ten years or more, many of which are automatically renewable. As of December 31, 2017, average tenure of these contracts was more than 15 years.

Revenue is derived principally from fees for rental services and related management of hotel, condominium resort, and HOA management. Management fees consist of a base management fee and, in some instances for hotels or condominium resorts, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers.

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

Technology

Our success also depends on our ability to provide prompt, accurate and complete service to our members through voice and data networks and proprietary and third party information systems. The technology platform for the Interval Network is a proprietary, custom developed enterprise application and database that manages all aspects of membership, exchange and Getaway transaction processing and inventory management. TPI uses a separate proprietary application for its exchange program. Both VSE and HVO use customized third-party applications to service their owners, manage their properties and market and sell vacation ownership interests. We also use advanced telecommunications systems and technologies to intelligently and efficiently route member calls, monitor calls, manage our service-center workforce and provide voice self-service capabilities to our customers. In addition, we operate consumer websites for our members and participants, such as www.intervalworld.com, www.vistana.com, www.hyattresidenceclub.com, www.ltp.com and www.tradingplaces.com. Interval provides services to their members using a mobile app for Getaway transactions. We are also in the process of expanding consumer-facing mobile capabilities for Interval, VSE, HVO and other subsidiaries.

ILG has implemented robust administrative, physical, and technical security controls and training that are designed to reasonably and appropriately protect the confidentiality, integrity, and availability of network, system infrastructure, and electronic data, by having deployed sensitive data unauthorized access management and monitoring; data loss prevention; system file integrity monitoring; 24/7 incident handling; security vulnerability management; intrusion detection; sensitive data encryption and tokenization; network and application protection; and, digital forensics and breach investigation solutions and processes.  Furthermore, we believe we are compliant with PCI Data Security Standards at December 31, 2017.

Our Competitive Strengths

We expect to further our leadership role in the industry by leveraging our strengths, which include:

Meaningful contribution from contractual and recurring revenue streams

•

We receive annual membership dues and recurring transaction fees from approximately 1.8 million members of Interval International as of December 31, 2017. We also receive club dues and transaction fees from over 200,000 members of Hyatt Residence Club and Vistana Signature Network at year end 2017.

•	We provide vacation ownership management services through cost-plus or fee-for-service agreements to HOAs at over 200 resorts in North America and Europe as of December 31, 2017.
•	Our consumer finance business drives stable and recurring revenues from interest income earned on our $722 million vacation ownership notes receivables portfolio at year end 2017.
•	Our Aqua-Aston business provides fee-for-service rental management services at more than 40 properties primarily located in Hawaii as of December 31, 2017.

Compelling growth profile fueled by existing inventory and identified growth projects

We have significant available existing inventory as well as identified growth opportunities including additional phases at existing resorts and hotel conversions. Our current vacation ownership properties and this development pipeline provides us with approximately $6.5 billion in expected sales value of inventory in highly desirable resort locations to be realized over time. The estimated over 1,900 additional units in our pipeline are planned either as conversions of hotels in our portfolio or on land we own.

Development expertise

Our development team has a long and successful record of strategically sourcing, evaluating and developing resorts in the most sought-after vacation destinations. Vistana and HVO have developed approximately 7,000 VOI units across the United States, the Caribbean and Mexico.

Exclusive global master licenses to the Hyatt, Sheraton and Westin brands in vacation ownership

We have global rights in vacation ownership to three of the leading upper upscale hospitality brands. Our long-term license agreements give us the exclusive right to market, sell and lease VOI inventory and manage vacation ownership resorts under the Hyatt, Sheraton and Westin brands. Our affiliation agreements with their loyalty programs, SPG and World of Hyatt provide us with customer acquisition and product use benefits. SPG has more than 1,500 affiliated locations in nearly 100 countries. World of Hyatt has over 700 affiliated hotels and over 10 million members. We believe that the unique position of being partnered with three distinct brands, owned by two different hotel companies, results in greater and more diversified growth opportunities.

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

World-class resorts in key locations across different brands

We have an unparalleled collection of resorts across the Vistana and HVO portfolios, located in exciting beach, mountain and desert destinations across North America and the Caribbean. Our resorts range from boutique properties in exclusive locations, such as the 15-unit Residences at Park Hyatt in Beaver Creek, to Sheraton Vistana Villages’ more than 1,500-unit family-focused campus. This uniquely positions us to address customers with distinct demographics, brand affiliations and vacation interests. The resorts, which provide world-class branded experiences to our owners and guests, will be complemented by new beachfront properties in Cancun, Puerto Vallarta and Kauai, as well as additional units in existing destinations.

Experienced management team

Our experienced management team is headed by Craig M. Nash, our Chairman, President and CEO, who has led ILG since its inception in 2008, and its predecessor company, Interval International since 1989.  Beginning in 2007, Mr. Nash has spearheaded our successful diversification from an independent exchange company to a leading provider of professionally delivered vacation experiences.  Our executive officers, including Sergio D. Rivera and Jeanette E. Marbert, the leaders of our Vacation Ownership and Exchange and Rental segments, have decades of experience in the vacation ownership and hospitality industries, overseeing complex international sales, marketing, financial, resort operation and exchange infrastructure.

Business and Growth Strategies

Grow VOI sales and associated club, management, rental and consumer financing revenue

We plan to grow our VOI sales and related club, rental, management and consumer financing revenue by leveraging our globally-recognized brands, marketing to our existing ownership bases of more than 220,000 and nearly 33,000 owner-families in our Vistana and HVO properties, respectively, for additional sales, and enhancing our sales distribution to new buyers. We expect revenue growth will primarily originate from the development and sale of VOIs in existing markets, as well as VOI sales from converted hotels in new markets, supported by additional distribution through new sales centers. We also believe we can improve the overall effectiveness of our sales process as we are able to offer an increasing variety of new resorts and other product enhancements we may introduce over time. In addition, we may collaborate with third parties to add properties to the Vistana Signature Network or Hyatt Residence Club, including through asset and capital‑light structures.

Continue to successfully leverage synergies across our portfolio

As we continue to grow, we have notable opportunities to leverage scale, resources, expertise and best practices across our businesses. Through shared services for a number of administrative functions, we are able to focus our resources on core activities leading to efficiencies and synergies across business lines. In particular, we have made progress in harmonizing the processes and competencies for the Vacation Ownership segment. We believe there are additional opportunities for further integration.

Selectively pursue compelling new business opportunities

We intend to selectively pursue potential joint ventures, acquisitions, and other business arrangements that focus on vacation ownership and complementary businesses. Acquisitions have been an important part of our business strategy over the past 10 years. Going forward, these activities may be used to expand Vistana Signature Network, Hyatt Residence Club or other vacation ownership, exchange and rental businesses, provide cross‑selling opportunities, or otherwise enhance or complement existing operations and strategy. Potential areas of focus include adding vacation ownership resorts in urban and other large markets where we can obtain enhanced marketing distribution and opportunities to diversify the membership and exchange business offerings outside the traditional shared ownership space.

Continue to expand internationally

We intend to leverage our global operations to continue to grow in international markets. We have significant experience operating internationally through Interval International which today has offices in 15 countries and member resorts in more than 80 nations, and our VRI Europe vacation ownership management joint venture which manages resorts across four European countries.  We also manage resorts in Mexico and the Caribbean. Our international operations enable us to have a more diversified portfolio, broader expertise and global business relationships to foster future growth, including further expansion of the Hyatt, Sheraton and Westin brands in vacation ownership.

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

International Operations

We conduct operations through offices in the U.S. and 14 other countries. For the year ended December 31, 2017, revenue is sourced from over 100 countries worldwide. Other than the United States, no revenue sourced from any individual country or geographic region exceeded 10% of consolidated revenue for the years ended December 31, 2017, 2016 and 2015.

Geographic information on revenue, based on sourcing, and long‑lived assets, based on physical location, is presented in the table below (in millions). Amounts in the proceeding table representing revenue sourced from the United States versus all other countries for years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Revenue
United States	$1,513	$1,153	$577
All other countries(a)	273	203	120
Total	$1,786	$1,356	$697

(a)	Includes countries within the following continents: Africa, Asia, Australia, Europe, North America and South America

	December 31,
	2017	2016
Long-lived assets, net (excluding goodwill and other intangible assets)
United States	$486	$469
Mexico	126	107
Europe	4	4
Total	$616	$580

Competition

Vacation Ownership

Our vacation ownership business competes with other branded and independent vacation ownership developers for sales of VOIs based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity for vacation ownership owners to exchange into time at other vacation ownership properties or other program benefits as well as brand name recognition and reputation. We also compete for talent, marketing channels and new projects. Principal competitors of Vistana and HVO in the sale of vacation ownership products include Diamond Resorts, Disney Vacation Club, Hilton Grand Vacations Club, Marriott Vacation Club

Worldwide, and Wyndham Vacation Ownership. A number of the competitors in this business are larger with greater resources, distribution platforms, sales capabilities and access to capital for new projects than our business. Our ability to attract and retain purchasers of VOIs depends on our success in distinguishing the quality and value of our vacation ownership offerings from those offered by others.

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

Based on the most recent disclosure statements filed by RCI and Interval for the year ended December 31, 2016, RCI had approximately 3.8 million vacation exchange members and its network for vacation ownership included a total of approximately 4,300 resorts while the Interval Network, at that date, had approximately 1.8 million members and included approximately 3,000 resorts.

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

Within our Exchange and Rental segment, our vacation exchange businesses generally recognize exchange and Getaway revenue based on confirmation of the vacation, with the first quarter generally experiencing higher revenue and the fourth quarter generally experiencing lower revenue. Remaining rental revenue is based on occupancy. For the vacation rental business, the first and third quarters generally generate higher revenue as a result of increased leisure travel to our Hawaii‑based managed properties during these periods, and the second and fourth quarters generally generate lower revenue.

Employees

As of December 31, 2017, ILG had approximately 11,600 employees worldwide. With the exception of employees at one property in Hawaii, one property in California, one property in Puerto Rico and employees in Argentina, Brazil, Italy, Mexico and Spain, employees are not represented by unions or collective bargaining agreements. ILG believes that relationships with its employees are generally good.

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

Regulations Generally Applicable to Our Business

Anti-corruption.  Our business is subject to anti-discrimination, anti-fraud, and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations of the Consumer Financial Protection Bureau, the U.S. Department of the Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions, such as the U.K. Bribery Act, generally prohibit companies and their intermediaries from making improper payments to government officials and others for the purpose of obtaining or generating business.

Privacy and Data Collection.  The collection and use of personal data of our customers, as well as the sharing of our customer data with affiliates and third parties, are governed by privacy laws and regulations enacted in the United States, Europe, Mexico and in other jurisdictions around the world. For instance, a number of jurisdictions require compliance with standards for data collection and protection of privacy as well as requirements regarding the disclosure of data policies and restrictions of use of data without the prescribed manner of consent. In some instances, penalties apply for failure to notify customers when the security of a company’s electronic/computer systems designed to protect such standards are breached. In the EU, the 2016 General Data Protection Regulation (“GDPR”) introduces new rights and enhances rights provided to consumers, employees and vendors under prior privacy laws, including information, data access, processing restrictions, breach notification and data portability rights. The GDPR also places greater emphasis on the documentation that businesses must keep. Our businesses are currently reviewing policies and procedures to demonstrate compliance by the May 25, 2018 deadline.

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

Certain jurisdictions are considering or have undertaken actions to regulate and reduce greenhouse gas emissions and/or other natural resources. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, supply chain and water risk, could affect the operation of our properties and/or result in significant additional expense and operating restrictions. The cost impact of such legislation, regulation, or new interpretations would depend upon the specific requirements enacted and cannot be determined at this time.

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

Internet Address and SEC Filings

Our Internet address is www.ilg.com. On our Web site, we provide a link to our electronic SEC filings, including our annual report on Form 10‑K, our quarterly reports on Form 10‑Q, our current reports on Form 8‑K and any amendments to these reports. All such filings are available free of charge and are available as soon as reasonably practicable after filing.

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

The success of ILG and our businesses depends, in substantial part, upon the health of the worldwide vacation ownership, vacation rental and travel industries. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Economic conditions may cause decreased interest in purchases of VOIs, may increase default rates among current owners, and may increase refund requests from our members. Members and other consumers may be unable or unwilling to travel to certain destinations where vacation ownership resorts and vacation rental properties are located based on one or more of the following factors:

•inclement weather,

•natural or manmade disasters, such as earthquakes, tornados, hurricanes, fires, floods, volcanic eruptions, drought, tsunamis, radiation releases and oil spills,

•epidemics, pandemics or other health concerns,

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

The occurrence of any of these factors could result in a decrease and/or delay in demand for travel to our managed hotels and resorts and for exchanges and Getaways to, and purchases of, VOIs in affected regions. This decrease and/or delay in demand, depending on its scope and duration, could adversely affect our business and financial performance. Similarly, these factors could result in a decrease in the number of resort accommodations or vacation rentals available for use in our external exchange programs or as vacation rentals. For example, Hurricanes Irma and Maria have caused the Westin St. John Resort Villas; the Hyatt Residence Club Dorado, Hacienda del Mar and a number of other Interval Network resorts on affected islands to remain closed for a prolonged period. The matters described above could result in a decrease in the number of Interval Network members and could have a material adverse effect on the vacation ownership and vacation rental industries, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Availability of Financing and Developer Insolvency—Lack of available financing for vacation property developers and the resultant potential for insolvency and bankruptcy of developers could adversely affect our business, financial condition and results of operations.

Vacation ownership property developers, including HVO and Vistana, and resellers rely on the credit markets for receivables financing used to fund their sales and marketing efforts and for financing new development. If receivables financing, vacation ownership asset backed securitizations, or financing for development of resorts is unavailable or is only available on unacceptable terms, developers, including Vistana and HVO, may scale back or even cease operations, including sales and marketing efforts and development of resorts. In addition to adversely affecting HVO and Vistana, a slowdown in sales of VOIs decreases the sources of new members for our exchange networks, and developers may seek to extend or adjust payment terms with us.

Inability to obtain financing on acceptable terms, or at all, previously caused and may in the future cause insolvency of developers whose resorts are in our exchange networks, which in turn could reduce or stop the flow of new members from their resorts and also could adversely affect the operations and desirability of exchange with those resorts if the developer’s insolvency impacts the management of the resorts. In some cases a developer in bankruptcy could terminate its existing relationship with us. Insolvency of one or more developers that in the aggregate have significant obligations owed to us could cause impairments to certain receivables and assets which could have an adverse effect on our results of operations.

Insolvency of a number of vacation ownership properties managed by us, particularly several of our largest managed properties, could adversely affect the Vacation Ownership segment’s business, financial condition and results of operations.

Competition—The industries in which our businesses operate are highly competitive and these businesses are subject to risks relating to competition that may adversely affect our performance.

Our businesses will be adversely impacted if they cannot compete effectively in their respective industries, each of which is highly competitive. Some of our competitors have significantly greater financial, marketing and other resources than we have. Our Vacation Ownership business competes with other vacation ownership developers for sales of VOIs based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity for vacation ownership owners to exchange into time at other vacation ownership properties or other program benefits as well as brand name recognition and reputation. A number of our competitors are significantly larger with greater access to capital resources and broader sales, marketing and distribution capabilities than we have. We also compete with other timeshare management companies on the basis of quality and types of services offered, price and relationship. Our ability to attract and retain purchasers of VOIs and management services depends on our success in distinguishing the quality and value of our vacation ownership offerings from those offered by others. If we are unable to do so, our ability to compete effectively for sales of vacation ownership interests and management contracts could be adversely affected.

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

Licensing—The exclusive licenses for the Westin and Sheraton and/or Hyatt brands, in connection with our vacation ownership business could be terminated.

If Vistana defaults as specified in its license agreement with Starwood, Vistana could lose its exclusive right to use the Westin and Sheraton brands in connection with the Vistana business and its exclusive right to use specified St. Regis and The Luxury Collection marks in connection with existing fractional properties that are part of the Vistana business. The loss of this right, along with the right to use Starwood’s marketing channels and other centralized services, including the Starwood Preferred Guest loyalty program, could result in the reduction of revenue and profits derived from the Vistana business. In addition, the Starwood Preferred Guest Affiliation Agreement would terminate upon termination of the license agreement and Vistana would not be able to offer SPG Starpoints or points for a successor program to vacation property owners and potential owners, which would impair the marketability of these properties and Vistana’s ability to sell its products and reduce the flexibility and options available in connection with its products.

If we default as specified in the Master License Agreement, dated October 1, 2014, with Hyatt Franchising, L.L.C., we could lose our exclusive right to use the Hyatt brand in the vacation ownership business. The loss of this right along with the right to use Hyatt’s marketing channels, including its existing hotel loyalty program, could result in the reduction of revenue and profits derived from our vacation ownership business. In addition, the World of Hyatt Participation Agreement would also terminate upon termination of the Master License Agreement, and we would not be able to offer World of Hyatt points to owners and potential owners, which could impair our ability to sell our products and reduce the flexibility and options available in connection with our products.

The termination of the either license agreement, SPG Affiliation Agreement or the World of Hyatt Participation Agreement, could materially harm our business and results of operations and impair our ability to market and sell our products and maintain our competitive position, and could have a material adverse effect on our financial position, results of operations or cash flows. For example, we would not be able to rely on the strength of the Hyatt, Sheraton and Westin brands to attract qualified prospects in the marketplace, which could cause our revenue and profits to decline and our marketing and sales expenses to increase.

Westin, Sheraton, St. Regis and The Luxury Collection Brands and SPG Program—The Vistana business depends on the quality and reputation of the Westin, Sheraton, St. Regis and The Luxury Collection Brands and affiliation with the SPG Program, and any deterioration in the quality or reputation of the Westin, Sheraton St. Regis and The Luxury Collection Brands or the SPG Program could following the acquisition adversely affect ILG’s market share, reputation, business, financial condition or results of operations.

The Vistana business offers vacation ownership products under the Westin, Sheraton, St. Regis and The Luxury Collection brand names and affiliation with the Starwood Preferred Guest Program, which we refer to as the SPG Program, and intends to continue to offer products and services under the Westin, Sheraton, St. Regis and The Luxury Collection brands in the future. If the quality of the Westin, Sheraton, St. Regis or The Luxury Collection brands or the SPG Program deteriorate, or the reputation of the Westin, Sheraton, St. Regis or The Luxury Collection brands or the SPG Program decline, Vistana’s market share, reputation, business, financial condition or results of operations could be materially adversely affected. Additionally, following Marriott International’s acquisition of Starwood in late 2016, the positioning and offerings of these licensed brands and/or the related programs, such as the value proposition provided by the SPG Program or a successor program, could change in a manner that adversely affects our business. Any uncertainty regarding the future state could affect the licensed marks and the offerings of Starwood’s brands and programs, thus negatively impacting the business, financial conditions or results of operations of ILG.

Hyatt Brand—The Hyatt Vacation Ownership business depends on the quality and reputation of the Hyatt brand and affiliation with the World of Hyatt program, and any deterioration in the quality or reputation of the Hyatt brand or the World of Hyatt program could adversely affect our market share, reputation, business, financial condition and results of operations.

We offer vacation ownership products under the Hyatt brand name and affiliation with World of Hyatt program, and we intend to continue to develop and offer products and services under the Hyatt brand in the future. If the quality of the Hyatt brand or World of Hyatt program deteriorates, or the reputation of the Hyatt brand or World of Hyatt program declines, our market share, reputation, business, financial condition and results of operations could be materially adversely affected. Additionally, the positioning and offerings of these Hyatt brand and/or the related programs, such as the value proposition provided by World of Hyatt or a successor program, could change in a manner that adversely affects our business.

Approvals for Expansion—Our ability to expand our vacation ownership business and remain competitive could be harmed if Starwood or Hyatt does not consent to our use of their trademarks at new resorts we acquire, develop or propose to franchise in the future.

Under the terms of our master license agreements, we must obtain Starwood’s approval to use Westin and Sheraton brands and Hyatt’s approval, to use the Hyatt brand, in each case in connection with vacation ownership projects we acquire, develop or propose to franchise in the future. Starwood or Hyatt may reject a proposed project if, among other things, the project does not meet applicable brand standards or is reasonably likely to breach applicable contractual or legal restrictions. If Starwood or Hyatt does not permit us to use the brand in connection with our development or acquisition plans, our ability to expand our business and remain competitive may be materially adversely affected. The requirement to obtain consent to our expansion plans, or the need to identify and secure alternative expansion opportunities if we do not obtain approval, may delay implementation of our expansion plans and cause us to incur additional expense.

Maintenance of Brand Standards—The maintenance and refurbishment of Vistana-managed and Hyatt Residence Club properties in accordance with applicable brand standards depends on maintenance fees paid by the owners of VOIs.

Owners of VOIs at Vistana and Hyatt Residence Club resorts must pay maintenance fees levied by HOA boards. These maintenance fees are used to maintain and refurbish the vacation ownership properties and to keep the properties in compliance with applicable brand standards. If HOA boards do not levy sufficient maintenance fees or special assessments, or if owners of VOIs do not pay these fees, not only would our management fee revenue be adversely affected, but the vacation ownership properties could fail to comply with applicable brand standards. However, if the maintenance fees at resorts where we are in active sales increase significantly, it could make sales of VOIs less attractive. If any vacation ownership property fails to comply with the brand standards, Starwood or Hyatt could terminate our rights under the applicable license agreement to use its trademarks at such noncompliant property, which could result in the loss of management fees, decrease customer satisfaction and impair our ability to market and sell our products at the non‑compliant locations.

Development Risks—Timing, budgeting and other risks could result in delays or cancellations of our efforts to develop the vacation ownership projects that we undertake, or make these activities more expensive, which could reduce our profits or impair our ability to compete effectively.

We plan to selectively undertake construction of vacation ownership developments which may span multiple phases and often take years to complete. These efforts are subject to a number of risks, including:

•construction delays or cost overruns (including labor, materials or failure by third party contractors to perform) that may increase project costs;

•obtaining zoning, occupancy and other required permits or authorizations;

•changes in economic conditions that may result in weakened or lack of demand or negative project returns;

•governmental restrictions on the size or kind of development;

•force majeure events, including earthquakes, tornados, hurricanes, floods, volcanic eruptions, fires, droughts, oil spills, radiation spills or tsunamis; and

•design defects that could increase costs, or any defects in title.

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

Deflagging of Co-located Facility—If a branded hotel property with which one of our branded vacation ownership resorts is co-located ceases to be affiliated with the same brand as our resort or a related brand, our business could be harmed.

If a branded hotel property with which one of our branded vacation ownership resorts is co-located ceases to be affiliated with the same brand as our resort, we could lose the benefits derived from co-location of our resorts, such as the sharing of amenities, infrastructure and staff, integration of services, and other cost efficiencies. Our owners could lose access to the more varied and elaborate amenities that are generally available at the larger campus of an integrated vacation ownership and hotel resort. We expect our overhead and operating costs for such resort may also increase. We could also lose our on-site access to hotel customers, including brand loyalty program members, at such resorts, which is a cost-effective marketing channel for our vacation ownership products, and our sales may decline.

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

General economic conditions can negatively affect demand for our rentals of vacation accommodations to our members, owners and other vacationers, leading us to decrease pricing and resulting in reduced revenue from vacation rentals. We actively seek to provide vacation rental services to resorts participating in our exchange networks and rent units for developers and associations that are managed by Aqua-Aston, Vistana, TPI and VRI or are part of the Hyatt Residence Club. Any material or prolonged decrease in demand and/or pricing for vacation rentals would further impact our revenue and, if materially below historical levels, could have a material adverse effect on our business, financial condition and results of operations. Failure of our vacation rental business to secure a sufficient number of vacationers for accommodations we offer could also result in increased obligations under guaranteed dollar amount or specified percentage provisions of certain hotel and resort management agreements and, ultimately, could affect our ability to obtain and maintain rental management agreements with vacation property owners.

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

Receivable Portfolio Metrics—If the default rates or other credit metrics underlying our vacation ownership notes receivable deteriorate, our portfolio performance and vacation ownership notes receivable securitization program could be adversely affected.

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

Debt—We have debt and interest payment obligations that may restrict our future operations and impair our ability to meet our obligations.

We and our consolidated subsidiaries have indebtedness and, as a result, debt service obligations. As of December 31, 2017, we had $570 million of total indebtedness outstanding (excluding securitizations) and $366 million (net of any outstanding letters of credit) available for future borrowings as secured indebtedness under the credit facility.

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

Ability to refinance debt—We may not be able to refinance our debt on acceptable terms.

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

Approximately $780 million, $529 million, and $232 million, of 2017, 2016, and 2015 revenue, respectively, which excludes the pass‑through revenue, was generated from travel to properties in these key vacation destinations as well as hotel, resort and HOA management services and sales and financing activities related to these locations. As a result, our ongoing ability to successfully process exchange vacations for members, as well as our ability to find purchasers and vacationers for accommodations marketed or managed by us, is largely dependent on the continued desirability of these areas as key vacation destinations. Any significant shift in travel demand for one or more of these key destinations or any adverse impact on transportation to them, such as decreased airlift, natural disasters, regional violence, terrorism, issuance of travel warnings, pandemics or increased travel costs, could have a material adverse effect on our business, financial condition and results of operations.

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

Revenue from international operations for the years ended December 31, 2017, 2016 and 2015 was $273 million, $203 million and $120 million, respectively. We continue to seek to invest in various international markets and own four resorts in Mexico.

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

We are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Argentina and Egypt, which limit our ability to immediately access cash through repatriations. Furthermore, other countries in which we maintain operations may impose limitations on the repatriation of cash from such countries now or in the future. Any limitation on us to transfer significant cash across borders from our international operations pertaining to intercompany debt or intercompany trade payables, if any, could have a material adverse effect on our business, financial condition and results of operations.

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

In May 2016, we acquired the Vistana vacation ownership business from Starwood in a merger transaction following our October 2014 purchase of the HVO business and our 2013 acquisition of the Aqua business and the purchase by our VRI Europe Limited joint venture of the European shared ownership resort management business of CLC World Resorts and Hotels, or CLC. We intend to continue selectively pursuing other acquisitions. However, we may be unable to identify attractive acquisition candidates or complete transactions on favorable terms. In addition, in the case of acquired businesses, we will need to:

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

Our operations require managerial, operational, sales and marketing expertise as well as the maintenance of relationships with resort developers, HOAs, vacation property owners and other third parties. In particular, we are dependent upon the management skills and continued services of several members of our senior management team. The failure of such senior management or other key personnel to continue to be active in management of our businesses could have a material adverse effect on relationships with third parties, business, financial condition, results of operations and ability to grow the business. If we are unable to recruit, train, develop or retain a sufficient number of talented employees, we could experience decreased satisfaction of our members and guests, less efficient sales and marketing results, low morale, or other inefficiencies which could reduce our profits. We do not maintain key employee insurance for any of our officers and employees.

Sales of VOIs in Spain—Spanish Court rulings invalidating timeshare contracts may adversely affect our management business and exchange membership in Spain.

Courts in Spain have issued a series of rulings regarding sales of timeshare in that country between January 1999 and July 2012 that renders the consumer contracts null and void if the underlying structure did not meet the requirements of the structures prescribed by the Spanish timeshare laws enacted in 1998, even if the structure was lawful prior to 1998. These cases have led to an increase in claims seeking to invalidate timeshare agreements in Spain. While the industry disagrees with the rulings and seeks to introduce new legislation that will have a more balanced approach, the increased ability for owners of Spanish timeshares to void their contracts is negatively impacting developers with resorts there. The decrease in owners may adversely affect the business, financial condition and results of operations of our timeshare management business in Spain. It may also lead to a significant decrease in the number of resorts located in Spain in the Interval Network and the loss of members that own at those resorts. In addition, our VRI Europe joint venture partner may choose to decrease or curtail its sales of VOIs in Spain, which could materially adversely affect the operations and financial condition of VRI Europe.

Impairment of Assets—Goodwill, acquired mortgages receivable and other intangible and long‑lived assets associated with businesses we acquire and/or VOI inventory may become impaired which could adversely affect our business, financial condition and results of operations.

The performance of the businesses that we have acquired or will acquire may not meet the financial projections anticipated at acquisition or may be impacted by one or more unfavorable events or circumstances. This could negatively affect the value of goodwill, acquired mortgages receivable and other intangible assets, as well as long‑lived assets, and may require us to test the applicable reporting unit and/or asset for impairment. If following the test, we determine that we should record an impairment charge, our business, financial condition and results of operations may be adversely affected. Additionally, we carry our VOI inventory at the lower of cost or estimated fair value, less costs to sell. If the estimates or assumptions used in our evaluation of impairment or fair value change, we may be required to record impairment losses on certain of those assets, which could adversely affect our results of operations.

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

Our accounting policies are critical to the manner in which we present our results of operations and financial condition. Many of these policies, including those with respect to our vacation ownership business, are highly complex and involve many subjective assumptions, estimates and judgments. We are required to review these estimates regularly and revise them when necessary. Our actual results of operations vary from period to period based on revisions to these estimates. In addition, the regulatory bodies that establish accounting and reporting standards, including the SEC and the Financial Accounting Standards Board (FASB) periodically revise or issue new financial accounting and reporting standards that govern the preparation of our consolidated financial statements. Changes to these standards or their interpretation could significantly impact our results in future periods. For example, the FASB released a final, converged, principles‑based standard on revenue recognition that will modify revenue recognition in periods after December 15, 2017. We are currently in the process of completing our evaluation and implementation of this standard. Adoption of this standard or other standards that become applicable in the future may have a material impact on our consolidated financial position, results of operations and cash flows.

Changing Tax Laws―We Could Be Subject to Additional Tax Liabilities

We are subject to income and non-income taxes in the U.S. (federal, state and local) and numerous foreign jurisdictions. Tax laws, regulations, tax treaties, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates and tax liabilities could be affected by numerous factors, such as intercompany transactions, the relative amount of our foreign earnings (including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates), the applicability of special tax regimes, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in the operating environment, changes in foreign currency exchange rates, repatriation restrictions, entry into new businesses and geographies, changes to our existing businesses and operations, acquisitions (including integrations) and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations.

Corporate tax reform, anti-base erosion efforts, non-income taxes, and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in several jurisdictions. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted U.S. tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). Finally, foreign governments and U.S. state and local jurisdictions may enact tax laws in response to the Tax Reform Act that could result in further changes to global taxation and materially affect our financial position and results of operations.

The Tax Reform Act significantly changes how the U.S. taxes corporations. The Tax Reform Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Reform Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Reform Act will be applied or otherwise administered that is different from our interpretation. We are continuing to evaluate the Tax Reform Act and its requirements, as well as its application to our business and its impact on our effective tax rate and tax liabilities. At this stage, it is unclear how many U.S. state and local jurisdictions will incorporate these federal law changes, or portions thereof, into their tax codes. As we complete our analysis of the Tax Reform Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. In addition, in October 2015, the Organization for Economic Co-Operation and Development (“OECD”) released a final package of suggested measures to be implemented by member nations in response to a 2013 action plan calling for a coordinated multi-jurisdictional approach to “base erosion and profit shifting” by multinational companies. Multiple member jurisdictions, including countries in which we operate, have begun implementing recommended changes such as country by country reporting. These standards require multinationals to disclose certain financial and economic indicators across geographies and are expected to result in increased global tax audit activity. Additional legislative changes are anticipated in upcoming years. Certain countries have adopted unilateral changes increasing the risk of double taxation. Any changes to U.S. or international tax laws or interpretation of current or existing law could impact the tax treatment of our earnings and adversely affect our profitability.

We are also subject to audit in various jurisdictions, and these jurisdictions may assess additional taxes against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. Although we believe our tax estimates are reasonable, the final outcome of tax audits, investigations, and any related litigation could be materially different from our historical tax provisions and accruals.

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

In connection with our vacation ownership business, we provide loans to purchasers to finance their purchase of VOIs. If a purchaser defaults under the financing that we provide, we could be forced to write off the loan and reclaim ownership of the timeshare interest through foreclosure or deed in lieu of foreclosure. If the VOI has declined in value, we may incur impairment losses that reduce our profits. In addition, we may be unable to resell the property in a timely manner or at the same price, or at all. Also, if a purchaser of a VOI defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of that VOI. If we are unable to recover any of the principal amount of the loan from a defaulting purchaser, or if the allowances for losses from such defaults are inadequate, the revenues and profits that we derive from the vacation ownership business could be reduced.

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

Sufficiency of Maintenance Fee Collection and Budgeting—The continued financial viability of HOAs depends on their ability to collect sufficient maintenances fees.

The financial viability of HOAs are dependent on maintenance fees levied on the owners by the associations. These maintenance fees fund the operation, maintenance and improvements for the property, and our management fees. Many of the properties that we manage do not receive subsidies or resale services for foreclosed inventory from the developer. Once an association begins to experience a high default rate, if it is unable to foreclose and resell units to paying owners, the situation worsens as the maintenance fees on remaining owners continually increase to cover expenses. If the HOAs that we manage are unable to levy and collect sufficient maintenance fees to cover the costs to operate and maintain the resort properties, such properties may be forced to close or file bankruptcy and may terminate our management agreements.

Most of our VRI Europe properties in Spain operate on a fixed fee basis and VRI Europe has a responsibility to maintain the properties. Our joint venture partner, CLC, has in the past, but may not continue to pay the maintenance fees for both VOIs that it holds and defaulted VOIs. To the extent the costs of maintenance and operation exceed historic and planned amounts or we do not collect sufficient fees from CLC or other owners, we may be required to fund the deficit.

Relationships with Managed Resorts—Disagreements with HOAs, vacation property owners and other third parties may result in litigation and/or loss of management contracts.

The nature of our responsibilities managing resorts may from time to time give rise to disagreements with vacation property owners and HOAs. Owners of our VOIs may also disagree with changes we make to our products or programs. We seek to resolve any disagreements and develop and maintain positive relations with owners and HOAs, but we may not always be able to do so. Failure to resolve such disagreements may result in litigation and/or the loss of management agreements. If any such litigation results in a significant adverse judgment, settlement or court order, we could suffer significant losses, our profits could be reduced, our reputation could be harmed and our future ability to operate our business could be constrained. A significant loss of management contracts could adversely affect our business and results of operations.

New Products and Services—We may not be able to achieve our strategic objectives through new products and initiatives.

In order to support our strategic objectives, we have introduced new products and services, such as the Westin Flex, Westin Aventuras, Hyatt Residence Club Portfolio as well as the Interval International hotel exchange programs, and we expect to continue to do so in the future. Launching new products and services involves a number of risks including the ability to achieve the anticipated level of market acceptance and to manage the costs and timeliness of rolling‑out the product or service. If we are unable to gain market acceptance, experience substantial delays or are required to expend significantly more than expected, our business and results of operations may be materially adversely affected. Additionally, our results of operations from new products and services that we may wish to introduce could have different revenue recognition than our strategic objectives.

Compliance and Changing Laws, Rules and Regulations—The failure of our businesses to comply with extensive regulatory requirements, or to obtain and maintain required licenses and rights, could adversely affect our business, financial condition and results of operations.

Our businesses are subject to various laws, rules and regulations on a global basis, including those specific to the vacation ownership industry, as well as those applicable to businesses generally, such as licensing requirements, laws governing our marketing and sales activities, including anti‑fraud, sweepstakes, telemarketing, home solicitation sales, tour operator, seller of travel, consumer privacy, consumer protection, securities and sales, use, occupancy, value‑added and other tax laws, rules and regulations. Additionally, our businesses are subject to laws and regulations associated with hotel and resort management, including relating to the preparation and sale of food and beverages, liquor service and health, safety and accessibility of managed premises. While we believe that the operations and practices have been structured in a manner to materially comply with applicable laws, rules and regulations, the relevant regulatory authorities may take a contrary position. The failure of our businesses to comply with applicable laws, rules and regulations, or to obtain required licenses or rights, could have a material adverse effect on our business, financial condition and results of operations. In addition, unfavorable changes in the laws, rules and regulations applicable to our businesses, including those related to the imposition of taxes, could decrease demand for the services offered by our businesses, increase costs and/or subject us to additional liabilities, which could have an adverse effect on our business, financial condition, or results of operations.

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

In addition to acquiring or developing resorts or acquiring companies that complement our business directly, we have from time to time invested, and expect to continue to invest, as a co‑venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co‑venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co‑venturer might subject resorts or other businesses owned by the joint venture to additional risk. Our VRI Europe joint venture manages resorts for which CLC, the minority owner, conducts sales and marketing and has paid maintenance fees with respect to VOIs not being paid by consumers. To the extent that CLC does not continue to provide these services or payments, VRI Europe’s results of operations, financial condition and liquidity may be materially adversely affected. Further, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner’s share of joint venture liabilities.

Privacy—The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, or requirements imposed by credit card companies.

In the processing of consumer transactions, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us and our businesses, as well as by contractual obligations with respect to data privacy. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. In the EU, the GDPR introduces new rights and enhances rights provided to consumers, employees and vendors under prior privacy laws, including information, data access, processing restrictions, breach notification and data portability rights while placing greater emphasis on the documentation that businesses must keep. While our businesses are currently reviewing policies and procedures to demonstrate compliance by the May 25, 2018 deadline, failure to do so could negatively affect our business, financial condition and results of operations.

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

Cybersecurity―We are subject to cybersecurity risks, including security breaches and identity theft and the related requirements imposed by credit card companies.

We process and store significant amounts of company sensitive data as well as personal customer and employee information, within our own systems and systems owned by third party service providers. We are frequently the target of attempted security attacks and must continuously monitor and enhance our information security controls to prevent, detect, and contain unauthorized activity; access; misuse; malicious software; and, other similar threats which could result in system exploitation and sensitive data exposure. While we employ a number of cybersecurity controls, these controls may not be effective in preventing all unauthorized access to sensitive data. Evolving and more sophisticated security threats, including penetration of network security or other misappropriation or misuse of personal consumer information, could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. Cyber intrusions may also lead to loss or exposure of consumer data and intellectual property. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. As a result, current security measures may not prevent any or all security breaches and we may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences.

The payment methods that we currently offer also subject us to potential fraud, as criminal attacks are becoming increasingly more sophisticated, as they try to achieve unauthorized access to sensitive data. In the event that payment sensitive data is compromised, we might be liable to payment card issuing entities for penalties, higher transaction fees, and even lose the ability to accept electronic payments which could in turn result in loss of business, reputational damage, or both.  Routinely, we partner with and use third-party service providers and products that host, manage, or control company sensitive data. We have policies, contracts and other controls in place to cause contractors and subcontractors to maintain reasonable security to ensure that our company data is protected from unauthorized use, alteration, access or disclosure. However, the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of our businesses, discourage potential users from trying our products and services, breach certain agreements under which we have obligations with respect to network security, and/or result in fines and/or proceedings by governmental agencies, service providers and/or consumers, one or all of which could materially adversely affect our business, financial condition and results of operations.

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

Our businesses have ongoing development projects related to our proprietary and third party technology, some of which are significant. We have committed sizable resources to these projects, which are expected to be phased in over multiple years. These projects are extremely complex, in part, because of the wide range of processes and the legacy systems involved. We use both internal and external resources, and if these resources become unavailable, our business and operations may be adversely affected. As we proceed with our existing projects, we are using controlled project plans and change control processes that we believe will provide for the adequate allocation of resources. However, a divergence from these may result in cost overruns or project delays. If the systems do not operate as expected, this could impact our ability to perform necessary business operations, which could materially adversely affect our business.

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

Because Vistana’s relationship with Starwood changed as a result of the acquisition by ILG, for purposes of “do not call” and similar legislation in some jurisdictions, it may be more difficult for Vistana to obtain customer permissions or access customer information from Starwood. This could diminish the effectiveness of existing marketing practices and adversely affect the business.

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

Market forces beyond our control may limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, may be uninsurable or the price of coverage for such losses may be too expensive to justify obtaining insurance. As a result, the cost of our insurance or the related deductibles may increase and our coverage levels may decrease. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or that of owners of VOIs or in some cases may not provide a recovery for any part of a loss. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property. In addition, we could lose the management contract for the property and, to the extent such property operates under a licensed brand, the property may lose operating rights under the associated brand.

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

Takeover Defenses—Our charter provisions and terms of our debt and license agreements may affect the likelihood of a takeover or change of control of ILG.

We have in place certain charter provisions that may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of our company that are not approved by our board. In particular, our charter provides that stockholders may not act by written consent and that the board has the power to issue shares of preferred stock with such designation, powers, preferences, and rights as the board shall determine. The transactions that may be deterred, delayed or prevented might have allowed our stockholders to receive a premium for their shares over then‑current market prices. In addition, under our senior credit facility, a change of control (as defined in the credit agreement) constitutes an event of default, entitling our lenders to terminate the facility and require us to repay outstanding borrowings. Under the indenture governing our senior notes, we are required to make an offer to repurchase the senior notes at a price of 101% of the principal amount plus accrued interest following a change of control (as defined in the indenture). As a result, the provisions of these debt agreements also may affect the likelihood of a takeover or other change of control. Under the license agreements, we need Starwood’s or Hyatt’s written consent prior to a change of control (as defined in the agreement) of Vistana and HVO, respectively, and both for certain change of control transactions of ILG.

Activist Stockholders—Shareholder activism efforts could cause a material disruption to our business.

Activist investors may attempt to effect changes in ILG’s strategic direction and governance, or to assert influence or control over our board and senior management. Some activist investors seek to increase short-term stockholder value by advocating corporate actions such as financial restructurings, increased borrowings, special dividends, stock repurchases, sales of assets or even a sale of the entire company, which may not be in the best interests of our stockholders or our company. While we value constructive input from investors and regularly engage with our stockholders to discuss their thoughts on our strategy and performance, activist campaigns that contest or conflict with our strategic direction could have an adverse effect on our results of operations and financial condition. Proxy contests and other actions by activists can disrupt our operations, be costly and time-consuming, and divert the attention of our board and senior management. In addition, any perceived uncertainties as to our future direction as a result of such activities could lead to a perception of instability, which may be exploited by our competitors, may be concerning to our current or potential customers, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel. These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Spin-Off Tax Risks—Under the Tax Matters Agreement, we are restricted from taking certain actions that may adversely affect the intended U.S. federal income tax treatment of the contribution, the distribution, the merger and certain related internal reorganization transactions consummated in connection with the acquisition of Vistana, and such restrictions may significantly impair our ability to implement strategic initiatives that otherwise would be beneficial.

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

While we have been paying quarterly dividends, we may be unable to continue to pay dividends at the current rate or at all based on covenants in our credit agreement or if we do not have sufficient surplus under Delaware law. Our Board of Directors may determine not to declare dividends if they deem this action to be in ILG’s best interests. Discontinuing payment of dividends could change the manner, timing and/or ability to realize gains on investment in ILG common stock.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of December 31, 2017, ILG conducts operations through 36 offices in 15 countries, of which 16 offices are within the United States and 20 offices are outside of the United States. ILG’s global headquarters is located in Miami, Florida and occupies approximately 100,000 square feet of office space under a long‑term lease expiring in December 2020. We own or lease regional offices and sales centers.

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

On December 5, 2016, individuals and entities who own or owned 107 fractional interests of a total of 372 interests created in the Fifth and Fifty-Fifth Residence Club located within The St. Regis, New York (the “Club”) filed suit against ILG, certain of our subsidiaries, Marriott International Inc. (“Marriott”) and certain of its subsidiaries including Starwood. The case is filed as a mass action in federal court in the Southern District of New York, not as a class action. In response to our request to file a motion to dismiss, the plaintiffs filed an amended complaint on March 6, 2017. Plaintiffs principally challenge the sale of less than all interests offered in the fractional offering plan, the amendment of the plan to include additional units, and the rental of unsold fractional interests by the plan’s sponsor, claiming that alleged acts by us and the other defendants breached the relevant agreements and harmed the value of plaintiffs’ fractional interests. The relief sought includes, among other things, compensatory damages, rescission, disgorgement, attorneys’ fees, and pre- and post-judgment interest. We filed a motion to dismiss the amended complaint on April 21, 2017. The court has not yet rendered any decision on the motion. We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

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

	High	Low
Year Ended December 31, 2017
Fourth Quarter	$30.70	$26.54
Third Quarter	$27.80	$24.38
Second Quarter	$28.99	$20.25
First Quarter	$21.00	$17.56
Year Ended December 31, 2016
Fourth Quarter	$18.81	$15.94
Third Quarter	$18.24	$15.92
Second Quarter	$15.94	$11.79
First Quarter	$15.58	$10.61
Year Ended December 31, 2015
Fourth Quarter	$21.98	$13.98
Third Quarter	$23.19	$18.29
Second Quarter	$26.78	$22.75
First Quarter	$27.45	$20.75

As of February 12, 2018, there were approximately 9,900 holders of record of our common stock and the closing price of ILG common stock was $29.97. Because many of the outstanding shares of ILG common stock are held by brokers and other institutions on behalf of stockholders, ILG is not able to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

During 2016, we declared and paid quarterly dividends of $0.12 per share which increased to quarterly dividend payments of $0.15 per share in 2017. We currently expect to declare and pay dividends of $0.175 per share quarterly in 2018. Our dividend policy is to keep the dividend payout roughly proportionate to adjusted EBITDA and free cash flow growth over a multiyear period. The actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final determination by the Board of Directors each quarter and will depend upon our results of operations, cash requirements and surplus, financial condition, legal requirements, capital requirements relating to business initiatives, investments and acquisitions, and other factors that our Board of Directors may deem relevant. In addition, our revolving credit facility and the indenture governing our senior notes have various financial and operating covenants that place significant restrictions on us, including our ability to pay dividends.

Unregistered Sales of Equity Securities

During the year ended December 31, 2017, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of our common stock, excluding commissions, made during the quarter ended December 31, 2017 by or on behalf of ILG or any “affiliated purchaser,” as defined by Rule 10b‑18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b‑18 of the Exchange Act.

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs(1)
October 2017	—	$—	—	$21,050,422
November 2017	—	$—	—	$21,050,422
December 2017	—	$—	—	$21,050,422

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

The following graph covers the period from December 31, 2012 to December 31, 2017, assuming $100 was invested on December 31, 2012 in ILG common stock, and in each of the Russell 2000 in which our stock has been included beginning in June 2009, and the Russell 3000, in which our stock is currently included, as well as the S&P 1500 Composite Index of Hotels, Resorts & Cruise Lines. The graph assumes that all dividends were reinvested on the date of payment without payment of any commissions. The stock price performance shown in the graph is not necessarily indicative of future price performance.

ASSUMES $100 INVESTED ON DECEMBER 31, 2012

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2017

(in dollars)

Company/Index/Market	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
ILG, Inc.	$100.00	$161.68	$111.46	$85.21	$102.24	$164.26
Russell 2000	$100.00	$138.82	$145.62	$139.19	$168.85	$193.58
Russell 3000	$100.00	$133.55	$150.32	$151.04	$170.28	$206.26
S&P 1500 hotel and cruise index	$100.00	$127.41	$166.45	$171.34	$178.32	$259.64

Item 6.    Selected Financial Data

The following Selected Financial Data should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Income” in Item 7 of this report.

Financial Information:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions, except per share data)
Statement of Income Data
Revenue	$1,786	$1,356	$697	$614	$501
Operating income	219	185	128	127	133
Net income attributable to common stockholders	168	265	73	79	81
Adjusted net income(1)	139	130	76	80	81
EBITDA(1)	299	406	166	159	155
Adjusted EBITDA(1)	346	302	185	173	166
Earnings per share
Basic	$1.36	$2.62	$1.28	$1.38	$1.42
Diluted	1.34	2.60	1.26	1.36	1.40
Adjusted earnings per share(1)
Basic	$1.12	$1.29	$1.33	$1.40	$1.42
Diluted	1.10	1.28	1.32	1.39	1.41
Dividends declared
Dividends declared per share of common stock	$0.60	$0.48	$0.48	$0.44	$0.33

	December 31,
	2017	2016	2015	2014	2013
	(In millions)
Balance Sheet Data
Total assets	$3,671	$3,304	$1,279	$1,324	$1,022
Long-term debt, net of current portion	562	580	416	484	250
ILG stockholders' equity	1,666	1,567	432	384	344
Noncontrolling interest	37	26	33	36	33

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions)
Vacation Ownership
Resort operations revenue	$213	$136	$17	$4	$—
Management fee revenue	158	111	88	89	42
Sales of vacation ownership products, net	465	306	28	7	—
Consumer financing revenue	89	57	5	1	—
Cost reimbursement revenue(2)	242	179	58	29	17
Total Vacation Ownership revenue	$1,167	$789	$196	$130	$59
Vacation Ownership gross margin	44%	42%	39%	39%	42%
Vacation Ownership gross margin excluding cost reimbursement	56%	55%	56%	50%	60%
Exchange and Rental
Transaction revenue(3)	$198	$198	$193	$193	$199
Membership fee revenue(4)	140	134	126	128	135
Ancillary member revenue(5)	7	6	6	7	7
Total member revenue	345	338	325	328	341
Club rental revenue(6)	105	63	9	2	—
Other revenue(7)	22	23	23	23	24
Rental management revenue(8)	49	48	50	48	30
Cost reimbursement revenue(2)	98	95	94	83	47
Total Exchange & Rental revenue	$619	$567	$501	$484	$442
Exchange and Rental gross margin	57%	59%	61%	62%	67%
Exchange and Rental gross margin excluding cost reimbursement	68%	71%	75%	75%	75%

Operating Statistics(9):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Vacation Ownership
Total timeshare contract sales (in millions)(10)	$561	$358	$98	$25	$—
Consolidated timeshare contract sales (in millions)(11)	$498	$295	$26	$7	$—
Volume per guest(12)	$3,049	$2,852	$1,941	$2,277	$—
Tour flow(13)	161,396	101,879	13,405	3,031	—
Exchange and Rental
Total active members at end of period (000's)(14)	1,813	1,822	1,811	1,799	1,815
Average revenue per member(15)	$190.05	$185.91	$178.76	$180.55	$187.13

	Year Ended December 31,
Including Vistana as if acquired on January 1 of the earliest period shown:	2017	2016	2015
Vacation Ownership
Total timeshare contract sales (in millions)(10)	$561	$514	$473
Consolidated timeshare contract sales (in millions)(11)	$498	$449	$393
Volume per guest(12)	$3,049	$3,017	$2,849
Tour flow(13)	161,396	146,281	135,860
Exchange and Rental
Average revenue per member(15)	$190.05	$191.61	$194.60

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2017
Vacation Ownership
Total timeshare contract sales (in millions)(10)	$143	$142	$136	$141
Consolidated timeshare contract sales (in millions)(11)	$122	$128	$122	$126
Volume per guest(12)	$3,267	$3,036	$2,884	$3,036
Tour flow(13)	36,776	41,689	41,831	41,100
Exchange and Rental
Total active members at end of period (000's)(14)	1,829	1,812	1,814	1,813
Average revenue per member(15)	$52.12	$47.39	$46.47	$44.32

2016
Vacation Ownership
Total timeshare contract sales (in millions)(10)	$26	$77	$127	$128
Consolidated timeshare contract sales (in millions)(11)	$7	$62	$111	$115
Volume per guest(12)	$2,270	$2,713	$2,859	$2,974
Tour flow(13)	3,049	22,479	38,253	38,098
Exchange and Rental
Total active members at end of period (000's)(14)	1,824	1,809	1,828	1,822
Average revenue per member(15)	$49.36	$46.76	$46.34	$43.40

	Quarter Ended
Including Vistana as if acquired on January 1 of the earliest period shown:	March 31,	June 30,	September 30,	December 31,
2017
Vacation Ownership
Total timeshare contract sales (in millions)(10)	$143	$142	$136	$141
Consolidated timeshare contract sales (in millions)(11)	$122	$128	$122	$126
Volume per guest(12)	$3,267	$3,036	$2,884	$3,036
Tour flow(13)	36,776	41,689	41,831	41,100
Exchange and Rental
Average revenue per member(15)	$52.12	$47.39	$46.47	$44.32

2016
Vacation Ownership
Total timeshare contract sales (in millions)(10)	$138	$122	$127	$128
Consolidated timeshare contract sales (in millions)(11)	$117	$106	$111	$115
Volume per guest(12)	$3,406	$2,867	$2,859	$2,974
Tour flow(13)	33,691	36,239	38,253	38,098
Exchange and Rental
Average revenue per member(15)	$53.28	$48.54	$46.34	$43.40

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

(3)	Represents Interval Network, Vistana Signature Network and Hyatt Residence Club transactional and service fees paid primarily for exchanges, Getaways, reservation servicing and related transactions.
(4)	Represents fees paid for membership in the Interval Network, Vistana Signature Network and Hyatt Residence Club.
(5)	Includes revenue related to insurance and travel‑related services provided to Interval Network members.
(6)	Represents rentals generated by the Vistana Signature Network and Hyatt Residence Club mainly to monetize inventory to provide exchanges through hotel loyalty programs.
(7)

Includes revenue related primarily to exchange and rental transaction activity and membership programs outside of the Interval Network, Vistana Signature Network and Hyatt Residence Club, sales of marketing materials primarily for point‑of‑sale developer use, and certain financial services‑related fee income.

(8)	Represents rental management revenue earned by our vacation rental businesses within our Exchange and Rental segment, exclusive of cost reimbursement revenue.
(9)

As part of the continued integration of our VO business, in the fourth quarter of 2017 we harmonized and clarified the calculation of total timeshare contract sales and consolidated timeshare contract sales to report all sales gross of incentives. In order to aid comparability, we have recast prior periods.

(10)

Represents total timeshare interests sold at consolidated and unconsolidated projects pursuant to purchase agreements, gross of incentives and net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period. For upgrade sales, we include only the incremental value purchased.

(11)

Represents total timeshare interests sold at consolidated projects pursuant to purchase agreements, gross of incentives and net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period. For upgrade sales, we include only the incremental value purchased.

(12)	Represents consolidated timeshare contract sales excluding telesales, divided by tour flow during the period.
(13)	Represents the number of sales presentations given at sales centers (other than at unconsolidated properties) during the period.
(14)

Represents active members of the Interval Network as of the end of the period. Active members are members in good standing that have paid membership fees and any other applicable charges in full as of the end of the period or are within the allowed grace period. All Hyatt Residence Club members and Vistana Signature Network members are also members of the Interval Network.

(15)

Represents membership fee revenue, transaction revenue and ancillary member revenue for the Interval Network, Hyatt Residence Club and Vistana Signature Network for the applicable period divided by the monthly weighted average number of active members during the applicable period.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following Management Discussion and Analysis provides a comparative discussion of the results of operations and financial condition of ILG for the three years ended December 31, 2017. This section should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10‑K for the year ended December 31, 2017, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This discussion includes the following sections:

•	Management Overview
•	Critical Accounting Policies and Estimates
•	Results of Operations
•	Financial Position, Liquidity and Capital Resources
•	ILG’s Principles of Financial Reporting
•	Reconciliations of Non‑GAAP Measures

MANAGEMENT OVERVIEW

General Description of our Business

ILG is a leading provider of professionally delivered vacation experiences and the exclusive global licensee for the Hyatt, Sheraton and Westin brands in vacation ownership. We operate in two segments: Vacation Ownership (VO) and Exchange and Rental. The Vacation Ownership operating segment consists of the VOI sales and financing business of Vistana and HVO as well as the management related business of Vistana, HVO, VRI, TPI and VRI Europe. The Exchange and Rental operating segment consists of Interval, the Vistana Signature Network, the Hyatt Residence Club, the TPI operated exchange business, and Aqua-Aston Holdings, Inc.

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

Vacation Ownership Services

Revenue from the VO segment is derived principally from sales of VOIs and related fees earned by Vistana and HVO, interest income earned for financing these sales, fees for resort operations and HOA management services, and rental and ancillary revenues, including from hotels owned by Vistana and HVO.

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

Sales of VOIs may be made in exchange for cash or we may provide financing to qualified customers. These loans generally bear interest at a fixed rate, have a term of up to 15 years and require a minimum 10% down payment. The typical financing agreement provides for monthly payments of principal and interest, with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable. Our financing propensity for the year ended December 31, 2017 was approximately 68%. Historical default rates, which represent the trailing twelve months of defaults as a percentage of each period’s beginning gross vacation ownership notes receivable balance, were 4.5% and 4.4% as of December 31, 2017 and 2016, respectively.

We have exclusive global master license agreements with Starwood for use of the Westin and Sheraton brands in vacation ownership and with Hyatt Hotels Corporation for the use of the Hyatt brand in vacation ownership.

We provide management services to over 200 vacation ownership properties and/or their associations through Vistana, HVO, TPI, VRI and VRI Europe. Vistana and HVO provide management services for their respective branded luxury and upper upscale resorts. TPI and VRI provide property management, homeowners’ association management and related services to timeshare resorts in North America. VRI Europe manages vacation ownership resorts in Spain and the Canary Islands, the United Kingdom, France and Portugal. Our management services are provided pursuant to agreements with terms generally ranging from one to ten years (with several indefinite lived contracts in Europe), many of which are automatically renewable. Management fees are negotiated amounts for management and other specified services, and at times (including for most of the Vistana and HVO properties) are based on a cost-plus arrangement.

Exchange & Rental Services

Our Exchange and Rental segment offers owners, members and guests access to world-class destinations and an array of benefits and services. These are provided through vacation exchange within the Interval Network, the Vistana Signature Network, the Hyatt Residence Club and TPI as well as vacation rentals through these businesses and Aqua-Aston.

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

Interval, which operates the Interval Network, has been a leader in the vacation exchange services industry since its founding in 1976. As of December 31, 2017, this quality global vacation ownership membership exchange network included Vistana Signature Network and Hyatt Residence Club resorts and owners among its large and diversified base of participating resorts consisting of nearly 3,200 resorts located in over 80 countries and approximately 1.8 million members.

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

Both the Vistana Signature Network and the Hyatt Residence Club provide enhanced flexibility for owners to utilize their VOIs within the applicable network. In exchange for these services, we earn club and transaction fees. The Vistana Signature Network currently encompasses owners at 21 resorts while the Hyatt Residence Club has 16 resorts. We also operate additional exchange programs including TPI’s exchange business.

All of these businesses earn revenue from rentals of inventory not being used for exchange and, in the case of Interval, additional third party accommodations utilized for Getaways. Vistana Signature Network and Hyatt Residence Club rentals are transacted mainly to monetize inventory to provide exchanges through hotel loyalty programs. Interval also monetizes inventory to support Interval Options. In addition, Interval offers sales, marketing and operational support, consulting and back-office services, including reservation servicing, to certain resort developers participating in the Interval Network, upon their request and for additional consideration.

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

International Revenue

	Year ended December 31,
		%		%
	2017	change	2016	change	2015
	(Dollars in millions)
International revenue	$273	34%	$203	69%	$120
As a percentage of total revenue	15%	—	15%	(13)%	17%

International revenue increased 34% in 2017 compared to 2016, and increased 69% in 2016 compared to 2015. The increase in 2017 is principally due to the inclusion of Vistana and its Mexican and Caribbean operations for the full year period and the launch of our Westin Aventuras club product in June of 2017. As a percentage of our total revenue, international revenue remained consistent at 15% in 2017 and 2016, which was a decrease from 17% in 2015.

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

Significant estimates underlying the accompanying consolidated financial statements include:

•	the recovery of long‑lived assets as well as goodwill and other intangible assets;
•	purchase price allocations of business combinations;

•	allowance for loan losses for vacation ownership mortgages receivable;
•	accounting for acquired vacation ownership mortgages receivable;
•	revenue recognition pertaining to sales of vacation ownership products pursuant to the percentage of completion method;
•	cost of vacation ownership product sales related estimates included in our relative sales value calculation, such as future projected sales revenue and expected project costs to complete;
•	the accounting for income taxes including deferred income taxes and related valuation allowances;
•	the determination of deferred revenue and deferred membership costs; and
•	the determination of stock‑based compensation.

In the opinion of ILG’s management, the assumptions underlying the historical consolidated financial statements of ILG and its subsidiaries are reasonable.

Other Factors Affecting Results

On May 11, 2016, we acquired the vacation ownership business of Starwood, now known as Vistana. The results of operations of this business are included in our consolidated results following the acquisition date within both our Vacation Ownership and Exchange and Rental segments. Consequently, this acquisition affected the year-over-year comparability of our results of operations for the year ended December 31, 2017 with respect to comparisons against the prior year results which include pre-acquisition time periods. In September 2016, Starwood was acquired by Marriott International, Inc.

In September 2017, Hurricanes Irma and Maria affected several Vistana and HVO resorts and sales centers, as well as nearly 300 properties within the Interval Network or managed by VRI or Aqua-Aston Hospitality. In particular, resorts in the U.S. Virgin Islands, St. Maarten, Puerto Rico, and Florida were in the path of these storms. Many of the resorts were only affected for a short period; however, The Westin St. John Resort Villas in the U.S. Virgin Islands and Hyatt Residence Club Dorado, Hacienda del Mar, in Puerto Rico remain closed, as do many Interval Network properties on the hardest-hit islands. Three Hyatt Residence Club resorts and our HVO sales center located in Key West were closed for several weeks but re-opened in October. This sales center continues to ramp following the disruption. With that said, overall these storms did not have a material impact on our financial condition given the recoverability of property damage from expected insurance proceeds.

We estimate the impact of these storms had the following adverse effects on our 2017 results (using our 13.2% effective tax rate):

•	Consolidated revenue - $21 million
•	Consolidated timeshare contract sales - $16 million
•	Net income attributable to common stockholders - $12 million (includes net recorded charges and estimated lost business activity)
•	Adjusted EBITDA - $9 million
•	Adjusted net income - $7 million

Vacation Ownership

The Vistana acquisition has increased the significance of sales and financing of VOIs, which drives a number of recurring fee-for-service revenues such as management fees and the club revenues. Lead generation is a key driver of both contract sales and volume per guest. Costs for new purchasers are generally higher than those for upgrading or selling additional VOIs to existing owners, however, sales to new owners are important for future revenue streams.

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

Exchange & Rental

The vacation exchange business has evolved with the growth of developer proprietary exchange networks, such as the Marriott Destination Club, THE Club by Diamond Resorts, the Hilton Grand Vacation Club, the Vistana Signature Network and the Hyatt Residence Club. The external exchange networks, such as the Interval Network, still provide a larger array of choices for members of the proprietary networks. However, with the consolidation among developers over the last several years, external exchange networks have been challenged to grow as a smaller number of developers has focused a higher percentage of their sales on existing owners instead of new buyers than they have historically. During this period, ILG has broadened its exchange platform to include both external exchange networks and proprietary developer networks. Additionally, ILG has put a greater focus on relationships with and increased marketing to HOAs and resellers in order to augment developer enrollments.

Our full year 2017 results continue to be negatively affected by a shift in the percentage mix of the Interval Network membership base from traditional and direct renewal members to corporate members. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate; however, these members tend to have a lower propensity to transact with us as corporate developers often operate their own proprietary exchange programs. While the corporate membership mix on average for the full year 2017 was slightly higher than 2016, as of December 31, 2017, the membership mix was 57% traditional and 43% corporate members, compared to 56% and 44%, respectively, as of December 31, 2016.

An increasingly important part of the value proposition we provide to our members consists of rentals. In the Interval Network, Getaways provide additional discounted vacation opportunities for members without the need to exchange their VOIs, while our proprietary clubs rent inventory in order to provide exchange opportunities to branded hotels through the SPG and World of Hyatt program, as applicable. These rentals and our Aqua-Aston business are sensitive to general economic conditions, inventory supply and pricing in the applicable markets.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Reform Act"). Changes in tax law are accounted for in the period of enactment. The Tax Reform Act significantly changes U.S. tax law by, among other things, lowering the statutory corporate tax rate from 35% to 21% effective in 2018, eliminating certain deductions, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. We have not completed our determination of the accounting implications of the Tax Reform Act on our tax accruals. However, we have reasonably estimated the effects of the Tax Reform Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax benefit for the impact of the Tax Reform Act of approximately $51 million. This amount is primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%, partially offset by the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries. See Note 19 accompanying our consolidated financial statements.

Outlook

We expect additional consolidation within the vacation ownership industry leading to increased competition in our businesses. This leads to challenges for our external exchange business that relies on new buyers for additional members. Through the growth of our proprietary clubs and our engagement with HOAs, we plan to increase customer engagement and generate new members.

Our vacation ownership sales and financing businesses are positioned to grow through development of additional phases at existing resorts, converting properties to vacation ownership, adding resorts in attractive markets and expanding our sales distribution capabilities. For 2018, we expect to open additional phases at the following resorts:

•	Hyatt Residence Club Bonita Springs, Coconut Plantation
•	The Westin Desert Willow Villas
•	The Westin Resort and Spa Cancun
•	Sheraton Kauai Resort
•	Hyatt Residence Club San Antonio, Wild Oak Ranch

Additionally, we opened sales centers in 2017 in Maui, Los Cabos, Key West and Bonita Springs. We expect the volume at these sales centers to continue to ramp up throughout 2018. As we expand our sales distribution, we have faced competition for talent.

Hurricane related impact

Our Westin resort and sales gallery in St. John and our Hyatt Residence Club resort in Puerto Rico will remain closed throughout 2018. Additionally, approximately 50 Interval affiliated resorts were still closed as of the end of 2017, most of which are located in the heavily damaged islands of St. Maarten and Puerto Rico. Therefore, we expect a continuing impact to our results in 2018.

U.S. Tax Reform

On December 22, 2017, the President of the United States signed into law the Tax Reform Act, which lowered the federal corporate tax rate from 35% to 21% effective in 2018 and made numerous other tax law changes. We have not completed our determination of the accounting implications of the Tax Reform Act on our tax accruals. However, we have reasonably estimated the effects of the Tax Reform Act and recorded provisional amounts in our financial statements as of December 31, 2017. The ultimate impact of the Tax Reform Act may differ, possibly materially, from these provisional amounts due to among other things, additional analysis, changes in interpretations and assumptions ILG has made, additional regulatory guidance that may be issued, and actions ILG may take as a result of the Tax

Reform Act. Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118.  As such, we expect to complete our analysis no later than December 22, 2018.

The Tax Reform Act is comprehensive tax legislation containing several other provisions that will affect 2018 and later years and which will need to be further analyzed by ILG. Such additional provisions, beginning in 2018, include two new U.S. tax base erosion provisions, the global intangible low-taxed income provisions and the base-erosion and anti-abuse tax provisions. See Note 19 accompanying our consolidated financial statements.

New revenue recognition accounting standard

In May 2014, the FASB issued ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”), as discussed in greater detail in Note 2 accompanying our consolidated financial statements. The ASU is effective for fiscal years beginning after December 15, 2017 (and interim periods within that period). The core principle of the guidance in ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. At this time, we plan to adopt this standard on January 1, 2018 using the retrospective adoption method, which will require us to restate our consolidated financial statements for fiscal years 2016 and 2017, as well as the interim periods of 2017.

We performed an evaluation of the impact of adopting this standard as of January 1, 2018 and currently expect the main areas of impact will include:

•	earlier recognition of certain VOI sales where the transaction price was deemed collectable yet we were deferring recognition due to specific buyers’ commitment requirements under legacy GAAP;
•

gross versus net presentation changes which would not impact profitability, such as incentives provided to customers on vacation ownership interest VOI sales (e.g., SPG points), management fees attributable to unsold VOI inventory, and administrative fees for VOI sales;

•	classification of certain trial vacation package sales which would also not impact profitability;
•	capitalization of certain incremental costs to obtain a contract related to trial vacation package sales;
•	the instances in which we can apply the percentage of completion revenue recognition method when construction of a vacation ownership project is not complete;
•	classification of certain payments to developers in our exchange business who are functioning as agents in the member acquisition process.

We currently estimate that our 2016 beginning retained earnings will be reduced by less than $1 million as a result of this adoption, and that our 2016 and 2017 consolidated income statement will be impacted as follows:

•	total revenues will increase by approximately $11 million in 2016 and will decrease by approximately $3 million in 2017.
•	total expenses will increase by approximately $4 million in 2016 and decrease by approximately $9 million in 2017.
•	net income attributable to common stockholders for both periods will increase by $5 million.
•	diluted earnings per share will increase by $0.05 and $0.04, respectively.

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

Revenue Recognition

Vacation Ownership

Revenue from the Vacation Ownership segment is derived principally from sales of VOIs and related fees earned by Vistana and HVO, interest income earned for financing these sales, maintenance fees, fees for vacation ownership resort and homeowners’ association management services, and rental and ancillary revenues, including from hotels owned by Vistana and HVO.

Sales of VOIs

ILG recognizes revenue from sales of VOIs in accordance with Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) 970, Real Estate—General, and FASB ASC 978, Real Estate—Time‑Sharing Activities. The stated sales price of the VOI is divided into separate revenue components, which include the revenue earned on the sale of the VOI and the revenue earned on the sales incentive given to the customer as motivation to purchase the VOI. We at times offer several types of sales incentives, including SPG and World of Hyatt points, free bonus week, and down payment credits to buyers.

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

If construction of the vacation ownership product is not complete, we determine the portion of revenues to recognize based upon the percentage of completion method, which includes judgments and estimates, including total project costs to complete. There were no deferrals as of December 31, 2017 and 2016 on our consolidated balance sheet pertaining to the application of percentage of completion accounting.

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

Management fee and other revenue

Management fees and other revenue in this segment consist of base management fees, service fees, and annual maintenance fees, as applicable. Annual maintenance fees are amounts paid by timeshare owners for maintaining and operating the respective properties, which includes management services, and are recognized on a straight‑line basis over the respective annual maintenance period. Our day-to-day management services include activities such as housekeeping services, operation of a reservation system, maintenance, and certain accounting and administrative services. We receive compensation for such management services, which is generally based on either a percentage of the budgeted cost to operate such resorts or a fixed fee arrangement.

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

Exchange and Rental

Membership fee revenue

Revenue, net of sales incentives, from membership fees from our Exchange and Rental segment is deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight‑line basis. When multiple member benefits and services are provided over the term of the membership, revenue is recognized for each separable deliverable ratably over the membership period, as applicable. Generally, memberships are cancelable and refundable on a pro‑rata basis, with the exception of Interval Network’s Platinum tier which is non‑refundable. Direct costs of acquiring members (primarily commissions) and certain direct fulfillment costs related to deferred membership revenue are also deferred and amortized on a straight‑line basis over the terms of the applicable memberships or benefit period, whichever is shorter. Following the implementation of a proprietary IT platform in the fourth quarter of 2014, recognition of deferred membership revenue and expense is at the individual member‑level. The recognition of any remaining deferred revenue and expense originated prior to implementation is based on estimates derived from an aggregation of member‑level data.

Transaction revenue

Revenue from exchanges, Getaway transactions and other fee-based services provided to members of our networks is recognized when confirmation of the transaction is provided or services have been rendered as the earnings process is complete. Reservation servicing revenue is recognized when the service is performed or on a straight‑line basis over the applicable service period. All taxable revenue transactions are presented on a net‑of‑tax basis.

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

General

Cost reimbursement revenue

Represents the compensation and other employee-related costs directly associated with managing properties that are included in both revenue and cost of sales and that are passed on to the property owners or homeowner associations without mark-up. Cost reimbursement revenue of the Vacation Ownership segment also includes reimbursement of sales and marketing expenses, without mark-up, pursuant to contractual arrangements. Management believes presenting gross margin excluding these expenses provides management and investors a relevant period-over-period comparison.

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

Vacation Ownership Mortgages Receivable and Allowance for Loan Losses

Vacation ownership mortgages receivable consist of loans to eligible customers who purchase VOIs and choose to finance their purchase. These mortgages receivable are collateralized by the underlying VOI, generally bear interest at a fixed rate, have a typical term ranging from 5 - 15 years and are generally made available to customers who make a down payment on the purchase price within established credit guidelines.

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

The collection activity associated with our securitized vacation ownership notes receivable determines the amount of our monthly repayments against our securitized debt. Collection activity includes contractual payments due and prepayments. In addition, defaulted loans are generally removed from the securitized pool and are substituted or repurchased, while upgraded loans are repurchased, for debt repayment purposes. The securitized debt is non-recourse without a specific repayment schedule. As the amount of each principal payment is contingent on the cash flows from underlying vacation ownership mortgages receivable in a given period, we have not disclosed future contractual debt repayments. Additionally, our vacation ownership mortgages receivable securitization agreements allow us to receive the net excess cash flows (spread between the collections on the notes and payments for third party obligations as defined in the securitization agreements) from the VIEs provided we do not exceed certain triggers related to default levels and collateralization of the securitized pool, as discussed in Note 13 accompanying our consolidated financial statements.

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

We had $54 million and $22 million of allowance for loan losses as of December 31, 2017 and 2016, respectively, pertaining entirely to our originated loan portfolio. Changes in the estimates used in developing our default rates could result in a material change to our allowance. A 10% increase to our default rates used in the allowance calculation would increase our allowance for loan losses by approximately $6 million.

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

Loans acquired in connection with a business combination are recorded at their estimated fair value on their purchase date with no carryover of the related allowance for loan losses. Performing acquired loans are subsequently evaluated for any required allowance at each reporting date. Refer to Note 5 accompanying our consolidated financial statements for additional information on our acquired loans.

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

Additionally, when acquiring a company who has recorded deferred revenue in its historical, pre‑acquisition financial statements, we are required as part of purchase accounting to re‑measure the deferred revenue as of the acquisition date, as discussed in the Revenue Recognition section above.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

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

Indefinite‑Lived Intangible Assets

Our intangible assets with indefinite lives relate principally to trade names, trademarks and certain resort management contracts. Pursuant to ASC 350, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. Accordingly, we evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life. As of December 31, 2017, there have been no changes to the indefinite life determination pertaining to these intangible assets.

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

2017 Annual Impairment Test

As of October 1, 2017, we assessed the carrying value of goodwill and indefinite-lived intangible assets of each of our four reporting units pursuant to the two-step impairment approach. Goodwill assigned to VO Sales and Financing, VO Management, Exchange, and Rental, our reporting units as of that date, was $11 million, $37 million, $496 million and $20 million, respectively. The first step of the impairment test concluded the carrying value of our reporting units did not exceed its fair value; consequently, the second step of the impairment test was not necessary and goodwill was not determined to be impaired.

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

With respect to our VO Sales and Financing reporting unit’s Step 1 analysis, the primary examples of key estimates include our discount rate and forecasted growth rates. As a measure of sensitivity on the income approach, as of the date of our last impairment test, a hypothetical 10% change in both our discount and long‑term growth rates and exit multiple would result in a change of $219 million in the income approach fair value of the reporting unit, or approximately 38% of the excess of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our selected EBITDA multiple by 10% would result in a change of approximately $35 million in this reporting unit’s market comparison approach fair value, or approximately 6% of the excess of the reporting unit’s fair value over its carrying value.

With respect to our VO management reporting unit's step one analysis, the primary examples of key estimates include our discount rate and forecasted growth rates. As a measure of sensitivity on the income approach, as of the date of our last impairment test, a hypothetical 10% change in both our discount and long-term growth rates would result in the fair value of the reporting unit falling below its carrying value; consequently, we would have been required to perform the second step of our impairment test to measure the amount of impairment, if any. In regards to the market comparison approach, a change in our selected EBITDA multiple by 10% would result in a change of approximately $26 million in this reporting unit’s market comparison approach fair value, or approximately 75% of the excess of the reporting unit’s fair value over its carrying value.

With respect to our exchange reporting unit's step one analysis, the primary examples of key estimates include our discount rate and forecasted sales growth rates. As previously noted, we use the average of an income approach and a market comparison approach to calculate the fair value of our reporting units. As a measure of sensitivity on the income approach, as of the date of our last impairment test, a hypothetical 10% change in both our discount and long-term growth rates would result in a change of $164 million in the income approach fair value of the reporting unit, or approximately 11% of the excess of the fair value of the reporting unit over its carrying value. In regards to the market comparison approach, a change in our selected EBITDA multiple by 10% would result in a change of approximately $100 million in the reporting unit's market comparison approach fair value, or approximately 7% of the excess of the reporting unit's fair value over its carrying value.

With respect to our rental reporting unit's step one analysis, the primary examples of key estimates include forecasted available and occupied room nights and average daily rates which drive long-term growth rates. As a measure of sensitivity on both the income and market approach, as of the date of our last impairment test, a hypothetical 10% change in both our discount and long-term growth rates with respect to the income approach, and a change of 10% in our selected EBITDA multiple with respect to the market approach, would result in the fair value of the reporting unit falling below its carrying value; consequently, we would have been required to perform the second step of our impairment test to measure the amount of impairment, if any.

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

VO Management

•

Inability for us or our managed homeowners’ associations, as applicable, to levy and collect sufficient maintenance fees to cover the costs to operate and maintain the resort properties; such properties may be forced to close or file bankruptcy and may terminate our management.

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

Recoverability Test

For the years ended December 31, 2017 and 2016, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test has not been warranted.

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

These standards provide for changes in estimates within the relative sales value calculations to be accounted for as real estate inventory true-ups, which we refer to as cost of sales true-ups, and are recorded in cost of vacation ownership product sales to retrospectively adjust the margin previously recorded subject to those estimates. These cost of sales true-ups are typically the result of revisions to estimates and ratios embedded in our relative sales value calculations and could result in material adjustments to cost of vacation ownership product sales in a given period. As a measure of sensitivity, a 1% change in the cost of sales rate across all our relative sales value calculations would result in a change to cost of vacation ownership product sales of $6 million in 2017.

Stock‑Based Compensation

Stock‑based compensation is accounted for under ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). On May 21, 2013, we adopted the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan (2013 Stock and Incentive Plan) which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), and other stock‑based awards. RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock, whereby the value of each award is equal to the fair value of ILG common stock at the date of grant. The exception being for RSUs subject to relative total shareholder return performance criteria, for which the fair value is based on a Monte Carlo simulation analysis as further discussed in Note 18 accompanying our consolidated financial statements. Each RSU and share of restricted stock is subject to service‑based vesting, where a specific period of continued employment must pass before an award vests. We grant awards subject to graded vesting (i.e., portions of the award vest at different times during the vesting period) or to cliff vesting (i.e. all awards vest at the end of the vesting period). In addition, certain RSUs are subject to attaining specific performance criteria.

We recognize non‑cash compensation expense for all RSUs and shares of restricted stock held by our employees and directors. For RSUs to be settled in stock and shares of restricted stock, the accounting charge is measured at the grant date fair value of ILG common stock and expensed as non‑cash compensation over the vesting term using the straight‑line basis for service awards and the accelerated basis for performance‑based awards with graded vesting. Certain cliff vesting awards with performance criteria are tied to anticipated future financial performance in determining the fair value of the award, while other cliff vesting awards with performance criteria are tied to the achievement of relative total shareholder return criteria. This value is recognized as expense over the service period, using the straight‑line recognition method. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark‑to‑market adjustments for changes in the price of the respective common stock, as compensation expense.

Stock‑based compensation is recorded within the same line item in our consolidated statements of income as the employee‑related compensation of the award recipient, as disclosed in tabular format in Note 18 accompanying our consolidated financial statements.

The amount of stock‑based compensation expense recognized in the consolidated statements of income for periods prior to January 1, 2017 is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate was estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. To the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. With the adoption of ASU 2016-09 “Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting”, on January 1, 2017, we no longer reduce stock-based compensation by estimated forfeitures. Instead we account for forfeitures when they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant‑date value of the award tranche that is actually vested at that date.

As of December 31, 2017, we had approximately $23 million of unrecognized compensation cost related to all equity‑based awards, which is currently expected to be recognized over a weighted average period of approximately 1.8 years.

Income Taxes

Accounting for our income taxes requires significant judgment in the evaluation of our uncertain tax positions and in the calculation of our provision for income taxes. Pursuant to ASC Topic 740 “Income Taxes” (“ASC 740”), we adopted a two step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate available evidence to determine if it appears more likely than not that an uncertain tax position will be sustained on an audit by a taxing authority, based solely on the technical merits of the tax position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position.

Although we believe we have adequately reserved for our uncertain tax positions, the ultimate outcome of these tax matters may differ from our expectations. We adjust our reserves in light of changing facts and circumstances, such as the completion of a tax audit, expiration of the applicable statute of limitations, the refinement of an estimate, and interest accruals associated with uncertain tax positions until they are resolved. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. See Note 19 accompanying our consolidated financial statements.

We are subject to taxation at the federal, state and local levels in the United States and various other countries and jurisdictions. Our future effective tax rates could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in our deferred tax assets or liabilities, changes in our ability to realize our deferred tax assets, changes in the valuation of our uncertain tax positions, or by changes in tax laws, including the recently enacted U.S. tax reform, rates, regulations, accounting principles, or interpretations thereof. See Note 19 accompanying our consolidated financial statements.

RESULTS OF OPERATIONS

Revenue

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(Dollars in millions)
Vacation Ownership
Resort operations revenue	$213	57%	$136	NM	$17
Management fee and other revenue	158	42%	111	26%	88
Sales of vacation ownership products, net	465	52%	306	NM	28
Consumer financing revenue	89	56%	57	NM	5
Cost reimbursement revenue	242	35%	179	209%	58
Total Vacation Ownership revenue	1,167	48%	789	NM	196
Exchange and Rental
Transaction revenue	198	0%	198	3%	193
Membership fee revenue	140	4%	134	6%	126
Ancillary member revenue	7	17%	6	—	6
Total member revenue	345	2%	338	4%	325
Club rental revenue	105	67%	63	NM	9
Other revenue	22	(4)%	23	—	23
Rental management revenue	49	2%	48	(4)%	50
Cost reimbursement revenue	98	3%	95	1%	94
Total Exchange and Rental revenue	619	9%	567	13%	501
Total ILG revenue	$1,786	32%	$1,356	95%	$697

2017 compared to 2016

Revenue for the year ended December 31, 2017 of $1.79 billion increased $430 million, or 32%, compared to revenue of $1.36 billion in 2016. Vacation Ownership segment revenue of $1.17 billion increased $378 million, or 48%, while Exchange and Rental segment revenue of $619 million increased $52 million, or 9%, compared to the prior year.

Vacation Ownership

Vacation Ownership segment revenue, excluding cost reimbursements, increased $315 million, or 52%, in the year compared to 2016. This increase over the prior year resulted predominantly from the inclusion of a full year of Vistana, partly offset by $39 million of revenue recognized in 2016 that pertained to pre-acquisition sales of vacation ownership products deferred as of the acquisition date pursuant to the percentage of completion accounting method. Excluding Vistana and cost reimbursements, segment revenue increased by $9 million, or 6%, largely driven by the consolidation of Great Destinations joint-venture and the resulting inclusion of their financials in our results as of April 1, 2017, as discussed in Note 3 to our consolidated financial statements.

Exchange and Rental

Exchange and Rental segment revenue, excluding cost reimbursements, increased $49 million, or 10%, over 2016. This increase is due to the inclusion of Vistana in our results for a full year. Excluding Vistana and cost reimbursements, segment revenue in the year was lower by $5 million when compared to the prior year. The drop in revenue can be, in part, attributed to the effect of Hurricanes Irma and Maria in the third and fourth quarter of 2017 as approximately 50 Interval Network affiliated resorts remained closed at December 31, 2017. This has resulted in a loss of inventory, for an extended period of time in some cases, which would otherwise be available for exchanges and Getaways.

Additionally, 2017’s activity was unfavorably impacted, largely in the first half of the year, by the continued shift for most of the year in the percentage mix of our membership base from traditional to corporate members. This was offset in part by a combined increase of $1 million in rental management and club rental revenue, when excluding Vistana.

2016 compared to 2015

Revenue for the year ended December 31, 2016 of $1.4 billion increased $659 million, or 95%, compared to revenue of $697 million in 2015. Vacation Ownership segment revenue of $789 million increased $593 million, or 303%, while Exchange and Rental segment revenue of $567 million increased $66 million, or 13%, in the year compared to the prior year.

Vacation Ownership

The increase of $472 million in segment revenue, excluding cost reimbursement, over the prior year principally resulted from the Vistana acquisition which includes $39 million of revenue recognized in the period pertaining to pre-acquisition sales of vacation ownership products deferred as of the acquisition date pursuant to the percentage of completion accounting method. Excluding Vistana and cost reimbursements, segment revenue increased by $9 million, or 7%, primarily driven by stronger sales of consolidated vacation ownership products which rose by $3 million, or 12%, higher resort operations revenue of $4 million, or 25%, and an increase of $1 million in management fee revenue in 2016 over the prior year. The increase in resort operations revenue is attributable to higher reported rental revenue from owned VOIs in the current period compared to last year.

Exchange and Rental

Exchange and Rental segment revenue, excluding cost reimbursements, increased $65 million, or 16%, in 2016 compared to 2015. This increase is due to the inclusion of Vistana in our results subsequent to the acquisition. Excluding Vistana and cost reimbursements, segment revenue decreased by $9 million, or 2%, in 2016 compared to the prior year. This decrease resulted from lower rental management revenue of $2 million, or 4% primarily attributable to less available room nights due to a net reduction in units under management at certain Aqua-Aston resorts. Additionally, 2016 was unfavorably impacted by the continued shift in the percentage mix of our membership base from traditional to corporate members as well as less favorable terms on multi-year corporate renewals of certain large developer clients in a prior year taking effect in the current year. These declines were partly offset by higher average transaction fees for exchanges and Getaways, together with an increase in club rental revenue over the prior year.

Cost of Sales

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(Dollars in millions)
Vacation Ownership
Cost of service and membership related	$83	73%	$48	41%	$34
Cost of sales of vacation ownership products	90	(9)%	99	NM	20
Cost of rental and ancillary services	207	78%	116	NM	7
Cost of consumer financing	29	123%	13	NM	—
Cost reimbursements	242	35%	179	209%	58
Total Vacation Ownership cost of sales	651	43%	455	NM	119
Exchange and Rental
Cost of service and membership related sales	75	7%	70	6%	66
Cost of sales of rental and ancillary services	92	33%	69	103%	34
Cost reimbursements	98	3%	95	1%	94
Total Exchange and Rental cost of sales	265	13%	234	21%	194
Total ILG cost of sales	$916	33%	$689	120%	$313

Royalty fee expense	43	54%	28	NM	3

Margin metrics:
ILG:
Gross margin	49%	—	49%	(11)%	55%
Gross margin excluding cost reimbursement revenue/expenses	60%	(3)%	62%	(11)%	70%
Vacation Ownership:
Gross margin	44%	5%	42%	8%	39%
Gross margin excluding cost reimbursement revenue/expenses	56%	2%	55%	(2)%	56%
Exchange and Rental:
Gross margin	57%	(3)%	59%	(3)%	61%
Gross margin excluding cost reimbursement revenue/expenses	68%	(4)%	71%	(5)%	75%

Cost of sales is organized on our consolidated income statement by the respective revenue line items and consists primarily of the following general expense types:

•

Compensation and other employee‑related costs (including stock‑based compensation) for personnel engaged in providing services to members, property owners and/or guests of our respective segment businesses.

•	Costs associated with vacation ownership sales; costs to provide alternative usage options; maintenance fees on unsold inventory and subsidy payments to HOAs; and related sale incentives.
•	Consumer financing expenses representing costs incurred in support of the financing, servicing and securitization processes, as well as interest expense on securitized debt.
•	Other expenses such as costs necessary to operate certain of our managed properties and costs of rental inventory used primarily for Getaways included within the Exchange and Rental segment.

2017 compared to 2016

Cost of sales for the year ended December 31, 2017 increased $227 million from 2016 due to the inclusion of Vistana’s results for a full year. This increase consists of $196 million from our Vacation Ownership segment and $31 million from our Exchange and Rental segment. Overall gross margin was 49% for the year.

Vacation Ownership

 The increase of $133 million in cost of sales, excluding cost reimbursements, from the Vacation Ownership segment was attributable to the inclusion of Vistana in our results for a full year, partly offset by $24 million of direct sales costs recognized in 2016 that pertained to pre-acquisition sales of vacation ownership products deferred as of the acquisition date pursuant to the percentage of completion accounting method. Excluding cost reimbursements and Vistana, cost of sales in this segment were higher by $4 million compared to the prior year. Gross margin for this segment of 53%, when excluding Vistana and cost reimbursements, was in-line with last year.

Cost of sales of vacation ownership products in 2017 includes approximately $12 million of favorable product cost true-up activity related to the cumulative realization of development cost savings at The Westin Nanea Ocean Villas, as well as a change in presentation of certain HVO expenses to cost of rental and ancillary services as part of our continued integration of that business with Vistana from a financial reporting perspective.

Exchange and Rental

Gross margin for the Exchange and Rental segment in the period, excluding cost reimbursements, decreased 260 basis points to 68% when compared to the prior year. Excluding cost reimbursements and Vistana, cost of sales and gross margin were in-line with the prior year.

Royalty Fee Expense

Royalty fee expense for the period pertains to costs incurred pursuant to our exclusive global licenses for the Hyatt, Sheraton and Westin brands in vacation ownership. The increase of $15 million in royalty fee expense in 2017 compared to the prior year pertains to the inclusion of Vistana in our results for the full period.

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

Royalty Fee Expense

The increase of $25 million in royalty fee expense in 2016 compared to the prior year pertains to the inclusion of Vistana in our results.

Selling and Marketing Expense

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(Dollars in millions)
Vacation Ownership	$251	81%	$139	NM	$13
Exchange and Rental	52	(5)%	55	(5)%	58
Total ILG selling and marketing expense	$303	56%	$194	173%	$71
As a percentage of total revenue	17%	21%	14%	40%	10%
As a percentage of total revenue excluding cost reimbursement revenue	21%	17%	18%	38%	13%

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

2017 compared to 2016

Selling and marketing expense in 2017 increased $109 million compared to last year, principally due to the inclusion of Vistana’s results for the full period. As a percentage of total revenue excluding cost reimbursements, selling and marketing expense during the period was higher by 192 basis points from last year when excluding Vistana due to continued investments in our VOI sales and marketing platform and the inclusion of Great Destinations in our results from April 1, 2017.

2016 compared to 2015

Selling and marketing expense in 2016 increased $123 million, or 173%, compared to 2015 principally due to the inclusion of Vistana’s results. As a percentage of total revenue excluding cost reimbursements, selling and marketing expense during the year was comparable to the prior year when excluding Vistana.

General and Administrative Expense

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(Dollars in millions)
General and administrative expense	$225	14%	$198	32%	$150
As a percentage of total revenue	13%	(13)%	15%	(32)%	22%
As a percentage of total revenue excluding cost reimbursement revenue	16%	(11)%	18%	(36)%	28%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition-related and restructuring costs	15%	(6)%	16%	(38)%	26%

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

2017 compared to 2016

The increase in general and administrative expense in 2017 is attributable to the inclusion of Vistana activity for a full year, which includes a net $4 million of natural disaster related expenses. These expenses include a $15 million inventory impairment charge relating to Hurricane Irma’s impact on The Westin St. John, which was partially offset by $10 million of expected insurance proceeds. Excluding Vistana as well as restructuring and acquisition-related costs pertaining to the transaction, general and administrative expense in 2017 was consistent with last year. As a percentage of revenue excluding cost reimbursements, acquisition-related and restructuring expenses and Vistana, general and administrative expense was in-line with the prior year.

2016 compared to 2015

The increase in general and administrative expense in 2016 is attributable to the inclusion of Vistana. Excluding Vistana and the approximate $10 million increase in professional fees pertaining to the Vistana transaction, general and administrative expense in the 2016 period decreased by $5 million from 2015 in part influenced by lower health and welfare insurance expense; additionally there was an unfavorable $2 million comparison with the prior year related to our estimated accrual for a European Union value added tax matter. As a percentage of revenue excluding cost reimbursements, acquisition related expenses and Vistana, general and administrative expense was lower by 917 basis points compared to last year.

Amortization Expense of Intangibles

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(Dollars in millions)
Amortization expense of intangibles	$20	5%	$19	36%	$14
As a percentage of total revenue	1%	—	1%	(50)%	2%
As a percentage of total revenue excluding cost reimbursement revenue	1%	(50)%	2%	(33)%	3%

2017 compared to 2016

Amortization expense of intangibles for the year ended December 31, 2017 was higher by $1 million over 2016 due to incremental amortization expense pertaining to the inclusion of Vistana for a full year.

2016 compared to 2015

Amortization expense of intangibles for the year ended December 31, 2016 increased $5 million over 2015 due to incremental amortization expense pertaining to the Vistana acquisition in May 2016.

Depreciation Expense

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(Dollars in millions)
Depreciation expense	$60	40%	$43	139%	$18
As a percentage of total revenue	3%	—	3%	—	3%
As a percentage of total revenue excluding cost reimbursement revenue	4%	—	4%	33%	3%

2017 compared to 2016

Depreciation expense for the year ended December 31, 2017 increased $17 million over 2016 largely due to incremental depreciation expense for a full year related to fixed assets acquired as part of the Vistana acquisition, in addition to other depreciable assets being placed in service subsequent to December 31, 2016. These other depreciable assets pertain primarily to software and related IT hardware.

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

Operating Income

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(Dollars in millions)
Vacation Ownership	$75	42%	$53	NM	$8
Exchange and Rental	144	9%	132	10%	120
Total operating income	$219	18%	$185	45%	$128
As a percentage of total revenue	12%	(14)%	14%	(22)%	18%
As a percentage of total revenue excluding cost reimbursement revenue	15%	(12)%	17%	(26)%	23%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition-related and restructuring costs	16%	(16)%	19%	(24)%	25%

2017 compared to 2016

Operating income in 2017 increased $34 million from 2016, consisting of a $22 million increase from Vacation Ownership and a $12 million increase from Exchange and Rental.

Operating income for our VO segment of $75 million was higher by $22 million compared to the prior year driven by the inclusion of Vistana in our results for a full year. The 2017 comparison against 2016 is affected by $15 million of gross profit recognized in 2016 that pertained to pre-acquisition sales of vacation ownership products deferred as of the acquisition date pursuant to the percentage of completion accounting method. Excluding Vistana and acquisition-related and restructuring expenses, this segment’s operating income would have been lower by $5 million from last year in large part due to continued investments in our VOI sales and marketing platform.

             Operating income for our Exchange and Rental segment of $144 million was higher by $12 million compared to the prior year, reflecting the favorable inclusion of Vistana in our results compared to the prior year. Excluding Vistana and acquisition-related and restructuring expenses, this segment’s operating income would have been lower by $6 million compared to the prior year. This decrease can be attributed to the impact of Hurricanes Irma and Maria on our Interval Network affiliated resorts, as discussed in the revenue section above, as well as a decrease in membership revenue year-over-year.

2016 compared to 2015

Operating income in 2016 increased $57 million from 2015, consisting of a $45 million increase from Vacation Ownership and a $12 million increase from Exchange and Rental.

Operating income for our Vacation Ownership segment of $53 million was higher by $45 million compared to the prior year, reflecting the inclusion of Vistana in our results which includes $15 million of gross profit recognized in the period pertaining to pre-acquisition sales of vacation ownership products deferred as of the acquisition date pursuant to the percentage of completion accounting method. However, the period was unfavorably impacted by $13 million of higher acquisition related costs in connection with the Vistana acquisition in May. Excluding Vistana and acquisition related expenses, this segment’s operating income would have been in-line with the prior year.

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

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting”.

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(Dollars in millions)
Vacation Ownership	$156	27%	$123	NM	$29
Exchange and Rental	190	6%	179	15%	156
Total ILG adjusted EBITDA	$346	15%	$302	63%	$185
As a percentage of total revenue	19%	(14)%	22%	(19)%	27%
As a percentage of total revenue excluding cost reimbursement revenue	24%	(14)%	28%	(18)%	34%

2017 compared to 2016

Adjusted EBITDA for the year ended December 31, 2017 increased by $44 million, or 15%, from 2016, consisting of increases of $33 million from our VO segment and $11 million from our Exchange and Rental segment.

Adjusted EBITDA of $156 million from our Vacation Ownership segment rose by $33 million, or 27%, from the prior year due to the inclusion of Vistana for a full year. The 2017 comparison against 2016 is affected by $26 million of income recognized in 2016 (exclusive of any purchase accounting impact) that pertained to pre-acquisition sales of vacation ownership products deferred as of the acquisition date pursuant to the percentage of completion accounting method. Excluding Vistana, adjusted EBITDA in this segment would have been relatively in-line with the prior year.

Adjusted EBITDA of $190 million from our Exchange and Rental segment rose by $11 million, or 6%, compared to the prior year due to the inclusion of a full year of Vistana. Excluding Vistana, segment adjusted EBITDA would have been lower by $4 million compared to the  prior year. This decrease can be attributed to the impact of Hurricanes Irma and Maria on our Interval Network affiliated resorts, as discussed in the revenue section above, as well as a decrease in membership revenue year-over-year.

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

Other Income (Expense), net

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
	(Dollars in millions)
Interest income	$1	—	$1	—	$1
Interest expense	$(26)	13%	$(23)	10%	$(21)
Equity in earnings from unconsolidated entities	$4	(20)%	$5	—	$5
Gain on bargain purchase	$2	(99)%	$163	NM	$—
Other income (expense), net	$(3)	(57)%	$(7)	NM	$3

2017 compared to 2016

Interest expense relates to interest and amortization of debt issuance costs on our amended and restated revolving credit facility and our $350 million senior notes. Interest expense in 2017 was higher by $3 million compared to the prior year resulting from a higher average outstanding balance in the period.

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

The gain on bargain purchase of $2 million in 2017 pertains to additional tax-related adjustments to our purchase price allocation for Vistana in the second quarter of 2017 prior to the measurement period closing on May 11, 2017.

Other income (expense), net primarily relates to net gains and losses on foreign currency exchange related to certain foreign intercompany loans and non-operating cash positions held by foreign subsidiaries in currencies other than their functional currency. Additionally, in the 2017 period, included in other income (expense), net, is a $5 million write-off of previously unrealized foreign currency losses, carried on our consolidated balance sheet within accumulated other comprehensive loss, recognized upon the substantial liquidation of our Venezuela subsidiary in the fourth quarter of 2017.

Non‑operating foreign exchange net gains were $1 million and net losses were $7 million in 2017 and 2016, respectively. The favorable fluctuations in the period were primarily driven by U.S. dollar denominated intercompany loan positions held at December 31, 2017 which were affected by the weaker dollar compared to the Mexican peso, partly offset by the remeasurement of U.S. dollar denominated non-operating cash positions held by our Mexican subsidiary at year-end. The unfavorable fluctuations in 2016 were primarily driven by U.S. dollar denominated intercompany loan positions held at December 31, 2016 which were affected by the stronger dollar compared to the Mexican peso, partly offset by the remeasurement of U.S. dollar denominated non-operating cash positions held by our Mexican subsidiary at year-end.

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

Gain on bargain purchase was recorded in connection with the Vistana acquisition and represents the excess of the fair value of the net tangible and intangible assets acquired over the purchase price. The change in the gain on bargain purchase is the result of additional adjustments to our purchase price allocation for Vistana.

Other income, net primarily relates to net gains and losses on foreign currency exchange related to certain foreign intercompany loans and non-operating cash held by foreign subsidiaries in currencies other than their functional currency. Non‑operating foreign exchange net losses were $7 million and net gains of $4 million in 2016 and 2015, respectively. The unfavorable fluctuations in 2016 were primarily driven by U.S. dollar denominated intercompany loan positions held at December 31, 2016 which were affected by the stronger dollar compared to the Mexican peso, partly offset by the remeasurement of U.S. dollar denominated non-operating cash positions held by our Mexican subsidiary at year-end. The favorable fluctuations in 2015 primarily driven by U.S. dollar non-operating cash positions held at December 31, 2015 affected by the stronger dollar compared to the Mexican and Colombian pesos.

Income Tax Provision

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Reform Act"). Changes in tax law are accounted for in the period of enactment. The Tax Reform Act significantly changes U.S. tax law by, among other things, lowering the statutory corporate tax rate from 35% to 21% effective in 2018, eliminating certain deductions, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. We have not completed our determination of the accounting implications of the Tax Reform Act on our tax accruals. However, we have reasonably estimated the effects of the Tax Reform Act and recorded provisional amounts in our financial statements as of December 31, 2017.

The ultimate impact of the Tax Reform Act may differ, possibly materially, from these provisional amounts due to among other things, additional analysis, changes in interpretations and assumptions ILG has made, additional regulatory guidance that may be issued, and actions ILG may take as a result of the Tax Reform Act. Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118.  As such, we expect to complete our analysis no later than December 22, 2018.

2017 compared to 2016

For the years ended December 31, 2017 and 2016, ILG recorded income tax provisions for continuing operations of $26 million and $57 million, respectively, which represent effective tax rates of 13.2% and 17.7%, respectively. The effective tax rate in 2017 includes a provisional tax benefit for the impact of the Tax Reform Act of approximately $51 million, which significantly reduced it below the federal statutory rate of 35%. This amount is primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%, partially offset by the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries. In 2016, the effective tax rate was lower than the federal statutory rate of 35% primarily due to the nontaxable gain on bargain purchase recorded in connection with the acquisition of Vistana. This gain on bargain purchase is not subject to income taxation.

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

Additional information

The Tax Reform Act is comprehensive tax legislation containing several other provisions that will affect 2018 and later years and which will need to be further analyzed by ILG. Such additional provisions, beginning in 2018, include two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require ILG to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. ILG may be subject to incremental U.S. tax on GILTI income beginning in 2018 or in later years. ILG has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

The BEAT provisions in the Tax Reform Act disallow the deduction of certain base-erosion payments made to related foreign corporations, by imposing a minimum tax if greater than regular tax. ILG does not expect it will be subject to this tax, but has not completed its analysis of the provision and the implications to ILG.

Our future effective tax rate is expected to be favorably impacted by the Tax Reform Act.  Based on the information currently available to us, we estimate our effective tax rate in future years to be approximately 28%, excluding the impact of discrete items or other items that may cause volatility in the rate.

A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. In making this determination, we make estimates and assumptions regarding this realization, which is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the history of taxable income in recent years, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies to make this assessment. A change in these assumptions may increase or decrease our valuation allowance resulting in an increase or decrease in our effective tax rate, which could materially affect our consolidated financial statements.

At December 31, 2017, ILG had a valuation allowance of approximately $47 million related to a portion of the foreign NOLs, other foreign assets and materially all of the state NOLs and all capital loss carryforwards for which, more likely than not, the tax benefit will not be realized. During 2017, ILG’s valuation allowance increased by $11 million. This net increase is primarily related to a determination that it is more likely than not that certain deferred tax assets in Mexico will not be realized, partially offset by the remeasurement of certain valuation allowances as a result of the Tax Reform Act.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we had $122 million of cash and cash equivalents, including $104 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $71 million is held in foreign jurisdictions, principally the U.K. Under the Tax Reform Act, all accumulated foreign earnings are mandatorily deemed to be repatriated and taxed, which is also referred to as the Transition Tax. The Transition Tax is assessed regardless of whether ILG will actually repatriate its undistributed foreign earnings. Historically, it has been ILG’s practice and intention to reinvest the earnings of certain of its foreign subsidiaries. In light of the significant changes made by the Tax Reform Act, ILG will no longer be permanently reinvested with regard to the earnings of its foreign subsidiaries. A provisional tax expense was recorded related to taxes that could apply to these earnings such as foreign withholding taxes and certain U.S. state taxes. ILG will continue to be permanently reinvested with respect to the remaining excess of the amount for financial reporting over the tax basis of investments in our foreign subsidiaries.

Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the year ended December 31, 2017 and the respective cash balances were immaterial to our overall cash on hand.

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

Cash Flows Discussion

Operating Activities

Net cash provided by operating activities was $79 million in 2017 compared to net cash of $7 million used in operating activities in 2016. The increase of $86 million in 2017 from 2016 was principally due to higher net cash receipts largely attributable to the inclusion of Vistana for a full year, partly offset by inventory spend of $231 million during the year in large part related to development activities at The Westin Nanea Ocean Villas, Sheraton Steamboat Resort Villas, The Westin Desert Willow Villas, The Westin St. John Resort Villas and The Westin Resort & Spa, Cancun; lower income taxes paid of $39 million; a $10 million royalty pre-payment in 2016 to Hyatt triggered by the Vistana acquisition; and the timing of certain cash disbursements. These increases were partly offset by $10 million of higher interest paid, net of amounts capitalized.

Net cash used in operating activities was $7 million in 2016 compared to net cash of $143 million provided by operating activities in 2015. The decrease of $150 million in 2016 from 2015 was principally due to higher inventory spend of $175 million at Vistana since the acquisition mostly related to on-going development activities at The Westin Nanea Ocean Villas and The Westin Los Cabos Resort Villas & Spa properties; higher income taxes paid of $65 million; a $10 million royalty pre-payment in 2016 to Hyatt triggered by the Vistana acquisition; $9 million of higher interest paid, net of amount capitalized; and the timing of certain cash disbursements. These cash outflows were partly offset by higher net cash receipts largely attributable to the inclusion of Vistana.

Investing Activities

Net cash used in investing activities of $115 million in 2017 primarily pertains to capital expenditures, mostly related to investments in assets used mainly to support marketing and sales locations, resort operations, as well as IT initiatives.

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

Net cash used in investing activities of $21 million in 2015 primarily related to capital expenditures, mainly related to IT initiatives.

Financing Activities

Net cash provided by financing activities of $26 million in 2017 relates to proceeds of $325 million from a vacation ownership mortgages receivable securitization transaction in September 2017 as well as the net release of $14 million in financing-related restricted cash previously held in escrow largely from the 2016 securitization reduced by restricted cash held in escrow from the 2017 securitization (see Notes 5 and 13 to the consolidated financial statements). The proceeds from the securitization transaction were initially used primarily to pay down a portion of the borrowings under our revolver, which we utilize to fund our construction projects at Vistana.

These increases were primarily offset by:

•	repayments of $178 million on securitized debt;
•	dividend payments of $74 million to ILG stockholders;
•	repurchases of our common stock at market prices totaling $28 million, including commissions, which settled during the year;
•	net payments of $20 million on our revolving credit facility;
•	and withholding taxes on the vesting of restricted stock units and restricted stock of $7 million.

Net cash provided by financing activities of $234 million in 2016 related to proceeds of $375 million from a vacation ownership mortgages receivable securitization transaction in September 2016 and net borrowings of $165 million on our revolving credit facility. The proceeds from the securitization transaction were initially used primarily to pay down a portion of the borrowings under our revolver, which we utilize to fund our construction projects at Vistana.

These increases were primarily offset by:

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

Revolving Credit Facility

On April 10, 2015, we entered into a third amendment to the amended credit agreement which changed the leverage‑based financial covenant from a maximum consolidated total leverage to EBITDA ratio of 3.5 to 1.0 to a maximum consolidated secured leverage to EBITDA ratio of 3.25 to 1.0. In addition, the amendment added an incurrence test requiring a maximum consolidated total leverage to EBITDA ratio of 4.5 to 1.0 on a pro forma basis in certain circumstances in which we make acquisitions or investments, incur additional indebtedness or make restricted payments. Also, the amendment added an additional pricing level to the pricing grid for when the consolidated leverage to EBITDA ratio equals or exceeds 3.5 to 1.0. This pricing level is either LIBOR plus 2.5% or the base rate plus 1.5% and requires a commitment fee on undrawn amounts of 0.4% per annum. There were no other material changes under this amendment.

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

As of December 31, 2017, borrowings outstanding under the revolving credit facility amounted to $220 million, with $366 million available to be drawn, net of any letters of credit.

Senior Notes

On April 10, 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. The net proceeds from the offering, after deducting offering related expenses, were $343 million. We used the proceeds to repay indebtedness outstanding on our revolving credit facility. As of December 31, 2017, total unamortized debt issuance costs pertaining to our senior notes were $5 million.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within an amount that grows with our consolidated net income. We met the minimum fixed charge coverage ratio as of December 31, 2017. Additionally, the revolving credit facility requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated leverage ratio of consolidated secured debt over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the amended credit agreement. As of December 31, 2017, the maximum consolidated secured leverage to EBITDA ratio is 3.25x and the minimum consolidated interest coverage ratio is 3.0x. As of December 31, 2017, ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.68 and 14.31, respectively.

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

Of the $325 million in proceeds from the transaction, approximately $65 million was held in escrow to purchase additional vacation ownership loans, including the redemption of the outstanding balance on Vistana’s 2011 securitization completed in December 2017. The remainder of the proceeds were used to pay down a portion of the borrowings outstanding under our $600 million revolving credit facility, pay transaction expenses, fund required reserves  and for general corporate purposes.

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

Of the $375 million in proceeds from the transaction, approximately $33 million was used to repay the outstanding balance on Vistana’s 2010 securitization and the remainder was used to pay down a portion of the borrowings outstanding under our $600 million revolving credit facility, pay transaction expenses, fund required reserves and for general corporate purposes. In the first quarter of 2017, the VIE purchased approximately $19 million of loans, allowing for the release of the proceeds held in escrow as of December 31, 2016.

Free Cash Flow

Free cash flow is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.” For the years ended December 31, 2017, 2016 and 2015, free cash flow was $128 million, $180 million and $129 million, respectively. The decrease in 2017 from 2016 is a result of the lower net securitization activities and higher capital expenditures, partly offset by the increase in net cash provided by operating activities as discussed above.

Dividends and Share Repurchases

In 2017, our Board of Directors declared and we paid quarterly dividend payments of $0.15 per share in March, June, September and December, amounting to $19 million each. For the year ended December 31, 2017, we paid cash dividends totaling $74 million. In February 2018, our Board of Directors declared a $0.175 per share dividend payable March 30, 2018 to shareholders of record on March 16, 2018.

In 2016, our Board of Directors declared and we paid quarterly dividend payments of $0.12 per share amounting to $7 million in the first quarter, $16 million in the second quarter, and $15 million in each of the last two quarters. For the year ended December 31, 2016, we paid cash dividends totaling $52 million.

In 2015, our Board of Directors declared and we paid quarterly dividend payments of $0.12 per share amounting to $7 million each quarter. For the year ended December 31, 2015, we paid $28 million in cash dividends.

In May 2016, our Board of Directors increased the then remaining share repurchase authorization to a total of $100 million. In November 2016, the Board authorized repurchases of up to $50 million of ILG common stock. During the year ended December 31, 2017, we repurchased 1.1 million shares for $28 million, including commissions, with $21 million available for future repurchases as of December 31, 2017. During the year ended December 31, 2016, we repurchased 6.5 million shares for $101 million, including commissions and there were no repurchases of common stock during the year ended December 31, 2015.

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

Contractual Obligations and Commercial Commitments

We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At December 31, 2017, guarantees, surety bonds and letters of credit totaled $102 million. This amount includes maximum exposure under guarantees of $50 million primarily related to our vacation rental business’s hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the rental management activities entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

In addition, certain of the vacation rental business’s hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of December 31, 2017, future amounts are not expected to be significant, individually or in the aggregate. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of December 31, 2017, amounts pending reimbursement are not significant.

As of December 31, 2017, our letters of credit totaled $14 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternative assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as to provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

Contractual obligations and commercial commitments at December 31, 2017 are as follows:

	Payments Due by Period
		Up to			More than
Contractual Obligations	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
	(Dollars in millions)
Debt principal(a)	$570	$—	$—	$220	$350
Debt interest(a)	133	28	56	43	6
Purchase obligations and other commitments(b)	71	37	25	9	—
Operating leases	148	21	32	20	75
Total contractual obligations	$922	$86	$113	$292	$431

(a)

Debt principal and projected debt interest represent principal and interest to be paid on our senior notes and our revolving credit facility based on the balance outstanding as of December 31, 2017, exclusive of debt issuance costs. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of December 31, 2017. Interest on the revolving credit facility is calculated using the prevailing rates as of December 31, 2017.

(b)

The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits, and membership fulfillment benefits and other commitments.

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			More than
Other Commercial Commitments(c)	Committed	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	5 Years
	(In millions)
Guarantees, surety bonds and letters of credit	$102	$70	$23	$9	$—

(c)

Commercial commitments include minimum revenue guarantees related to hotel and resort management agreements, accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off‑Balance Sheet Arrangements

Except as disclosed above in our Contractual Obligations and Commercial Commitments (excluding “Debt principal”), as of December 31, 2017, we did not have any significant off‑balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S‑K.

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

Adjusted EBITDA is defined as EBITDA excluding, if applicable: (1) non‑cash compensation expense, (2) goodwill and asset impairments and/or permitted reversals, (3) acquisition related and restructuring costs, (4) other non‑operating income and expense, (5) the impact of the application of purchase accounting, and (6) other special items.

Adjusted net income is defined as net income attributable to common stockholders excluding the impact of (1) acquisition related and restructuring costs, (2) other non‑operating foreign currency remeasurements, (3) the impact of the application of purchase accounting, (4) goodwill and asset impairments and/or permitted reversals, and (5) other special items.

Adjusted earnings per share (EPS) is defined as adjusted net income divided by the weighted average number of shares of common stock outstanding during the period for basic EPS and, additionally, inclusive of dilutive securities for diluted EPS.

Consolidated timeshare contract sales represent total timeshare interests sold at consolidated projects pursuant to purchase agreements, gross of incentives and net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period. For upgrade sales, we include on the incremental value purchased.

Free cash flow is defined as cash provided by operating activities less capital expenditures, plus net changes in financing-related restricted cash and net borrowing and repayment activity related to securitizations, and excluding certain payments unrelated to our ongoing core business, such as acquisition-related and restructuring costs.

Total timeshare contract sales represents total timeshare interests sold at consolidated and unconsolidated projects pursuant to purchase agreements, gross of incentives and net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period. For upgrade sales, we include only the incremental value purchased.

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

Other special items consist of other items that we believe are not related to our core business operations. For the years ended December 31, 2017 and 2016, such items include (as applicable to the respective period): (i) the gain on bargain purchase recognized as part of the Vistana acquisition, (ii) costs related to the litigation matters described in Note 21 accompanying the financial statements, (iii) impact to our financial statements related to natural disasters, including Hurricane Irma and other named storms, (iv) costs related to activist defense, and with regard to adjusted net income: (v) the provisional net tax benefit related to the Tax Reform Act and (vi) the impact of the substantial liquidation of our Venezuela subsidiary.

RECONCILIATIONS OF NON‑GAAP MEASURES

The following tables reconcile Net income attributable to common stockholders in total to operating income, and to EBITDA and adjusted EBITDA for our operating segments for the years ended December 31, 2017, 2016 and 2015 (in millions). The noncontrolling interest relates primarily to the Vacation Ownership segment.

	Year Ended December 31, 2017
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Net income attributable to common stockholders			$168
Net income attributable to noncontrolling interest			3
Net income			171
Income tax provision			26
Other special items			(2)
Equity in earnings from unconsolidated entities			(4)
Other non-operating expense, net			3
Interest expense			26
Interest income			(1)
Operating income	$75	$144	219
Other non-operating income (expense), net	3	(6)	(3)
Other special items	—	2	2
Equity in earnings from unconsolidated entities	4	—	4
Net income attributable to noncontrolling interest	(3)	—	(3)
Depreciation expense	39	21	60
Amortization expense of intangibles	8	12	20
EBITDA	126	173	299
Other special items	4	—	4
Asset impairments	10	—	10
Impact of purchase accounting	(4)	—	(4)
Acquisition related and restructuring costs	10	2	12
Less: Other non-operating (income) expense, net	(3)	6	3
Non-cash compensation expense	13	9	22
Adjusted EBITDA	$156	$190	$346

	Year Ended December 31, 2016
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Net income attributable to common stockholders			$265
Net income attributable to noncontrolling interest			2
Net income			267
Income tax provision			57
Other special items			(163)
Equity in earnings from unconsolidated entities			(5)
Other non-operating expense, net			7
Interest expense			23
Interest income			(1)
Operating income	$53	$132	185
Other non-operating income (expense), net	(11)	4	(7)
Other special items	—	163	163
Equity in earnings from unconsolidated entities	5	—	5
Net income attributable to noncontrolling interest	(2)	—	(2)
Depreciation expense	25	18	43
Amortization expense of intangibles	8	11	19
EBITDA	78	328	406
Other special items	—	(163)	(163)
Impact of purchase accounting	12	—	12
Acquisition related and restructuring costs	15	7	22
Less: Other non-operating (income) expense, net	11	(4)	7
Non-cash compensation expense	7	11	18
Adjusted EBITDA	$123	$179	$302

	Year Ended December 31, 2015
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Net income attributable to common stockholders			$73
Net income attributable to noncontrolling interest			2
Net income			75
Income tax provision			41
Equity in earnings from unconsolidated entities			(5)
Other non-operating income, net			(3)
Interest expense			21
Interest income			(1)
Operating income	$8	$120	128
Other non-operating income, net	—	3	3
Equity in earnings from unconsolidated entities	5	—	5
Net income attributable to noncontrolling interest	(2)	—	(2)
Depreciation expense	2	16	18
Amortization expense of intangibles	5	9	14
EBITDA	18	148	166
Impact of purchase accounting	1	—	1
Acquisition related and restructuring costs	7	1	8
Less: Other non-operating income, net	—	(3)	(3)
Non-cash compensation expense	3	10	13
Adjusted EBITDA	$29	$156	$185

The following tables reconcile EBITDA and adjusted EBITDA to operating income for our operating segments for the quarters respective to years ended December 31, 2017 and 2016 (in millions).

	Vacation Ownership(1)
	Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2017	2017	2017	2017	2017
Resort operations revenue	$58	$52	$52	$52	$213
Management fee revenue	30	34	35	58	158
Sales of vacation ownership products, net	110	123	118	113	465
Consumer financing revenue	21	22	23	23	89
Cost reimbursement revenue	62	63	67	51	242
Total Revenue	281	294	295	297	1,167
Cost of service and membership related	13	14	14	43	83
Cost of sales of vacation ownership products	27	29	17	17	90
Cost of rental and ancillary services	52	57	54	43	207
Cost of consumer financing	6	7	7	8	29
Cost reimbursements	62	63	67	51	242
Total Cost of sales	160	170	159	162	651
Royalty fee expense	10	10	11	10	41
Selling and marketing expense	59	66	65	61	251
General and administrative expense	24	27	26	24	102
Amortization expense of intangibles	2	2	2	2	8
Depreciation expense	10	10	10	10	39
Total operating costs and expenses	265	285	273	269	1,092
Operating income	16	9	22	28	75
Amortization expense of intangibles	2	2	2	2	8
Depreciation expense	10	10	10	10	39
Equity in earnings of unconsolidated entities	1	2	1	—	4
Net income attributable to noncontrolling interests	(1)	—	(1)	(1)	(3)
Other non-operating income (expense), net	11	(2)	(1)	(6)	3
EBITDA	39	21	33	33	126
Non-cash compensation expense	3	4	3	3	13
Acquisition related and restructuring costs	3	4	2	1	10
Asset Impairments	2	2	4	2	10
Other special items	—	1	—	2	4
Impact of purchase accounting	(2)	(1)	—	—	(4)
Less: Other non-operating (income) expense, net	(11)	2	1	6	(3)
Adjusted EBITDA	$34	$33	$43	$47	$156

	Vacation Ownership(1)
	Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2016	2016	2016	2016	2016
Resort operations revenue	$5	$30	$53	$50	$136
Management fee revenue	21	27	32	30	111
Sales of vacation ownership products, net	9	49	96	152	306
Consumer financing revenue	2	11	23	20	57
Cost reimbursement revenue	15	40	63	61	179
Total Revenue	52	157	267	313	789
Cost of service and membership related	9	12	12	14	48
Cost of sales of vacation ownership products	6	19	31	42	99
Cost of rental and ancillary services	2	23	47	44	116
Cost of consumer financing	—	3	4	7	13
Cost reimbursements	15	40	63	61	179
Total Cost of sales	32	97	157	168	455
Royalty fee expense	1	5	9	11	27
Selling and marketing expense	3	27	53	57	139
General and administrative expense	14	22	26	22	82
Amortization expense of intangibles	1	2	3	2	8
Depreciation expense	—	5	9	11	25
Total operating costs and expenses	51	158	257	271	736
Operating income (loss)	1	(1)	10	42	53
Amortization expense of intangibles	1	2	3	2	8
Depreciation expense	—	5	9	11	25
Equity in earnings of unconsolidated entities	1	1	2	1	5
Net income attributable to noncontrolling interests	—	(1)	—	—	(2)
Other non-operating expense, net	—	—	(5)	(6)	(11)
EBITDA	3	6	19	50	78
Non-cash compensation expense	1	2	2	2	7
Acquisition related and restructuring costs	3	6	3	2	15
Other special items	—	—	—	—	—
Impact of purchase accounting	—	4	3	5	12
Less: Other non-operating expense, net	—	—	5	6	11
Adjusted EBITDA	$7	$18	$32	$65	$123

	Exchange and Rental (1)
	Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2017	2017	2017	2017	2017
Transaction revenue	$59	$49	$47	$44	$198
Membership fee revenue	35	35	36	35	140
Ancillary member revenue	2	2	2	2	7
Total member revenue	96	86	85	81	345
Club rental revenue	30	27	26	22	105
Other revenue	5	6	4	5	22
Rental management revenue	14	11	12	10	49
Cost reimbursement revenue	26	26	24	23	98
Total Revenue	171	156	151	141	619
Cost of service and membership related sales	19	18	19	19	75
Cost of sales of rental and ancillary services	26	21	24	21	92
Cost reimbursements	26	26	24	23	98
Total Cost of sales	71	65	67	63	265
Royalty fee expense	—	1	—	—	2
Selling and marketing expense	14	14	12	13	52
General and administrative expense	30	31	32	30	123
Amortization expense of intangibles	3	3	3	3	12
Depreciation expense	5	5	5	5	21
Total operating costs and expenses	123	119	119	114	475
Operating income	48	37	32	27	144
Amortization expense of intangibles	3	3	3	3	12
Depreciation expense	5	5	5	5	21
Equity in earnings of unconsolidated entities	—	—	—	—	—
Net income attributable to noncontrolling interests	—	—	—	—	—
Other non-operating expense, net	(1)	—	—	(4)	(6)
Other special items (gain on bargain purchase)	—	2	—	—	2
EBITDA	55	47	40	31	173
Non-cash compensation expense	3	3	2	2	9
Acquisition related and restructuring costs	—	—	1	—	2
Other special items	—	(1)	1	1	—
Less: Other non-operating expense, net	1	—	—	4	6
Adjusted EBITDA	$59	$49	$44	$38	190

	Exchange and Rental (1)
	Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2016	2016	2016	2016	2016
Transaction revenue	$58	$50	$47	$43	$198
Membership fee revenue	30	34	35	35	134
Ancillary member revenue	2	1	1	1	6
Total member revenue	90	85	83	79	338
Club rental revenue	3	15	24	22	63
Other revenue	6	6	6	5	23
Rental management revenue	13	10	13	12	48
Cost reimbursement revenue	22	24	25	24	95
Total Revenue	134	140	151	142	567
Cost of service and membership related sales	16	16	20	19	70
Cost of sales of rental and ancillary services	12	18	20	20	69
Cost reimbursements	22	23	25	24	95
Total Cost of Sales	50	57	65	63	234
Royalty fee expense	1	—	—	—	1
Selling and marketing expense	14	15	13	13	55
General and administrative expense	24	32	30	29	116
Amortization expense of intangibles	2	3	3	3	11
Depreciation expense	5	4	5	5	18
Total operating costs and expenses	96	111	116	113	435
Operating income	38	29	35	29	132
Amortization expense of intangibles	2	3	3	3	11
Depreciation expense	5	4	5	5	18
Equity in earnings of unconsolidated entities	—	—	—	—	—
Net income attributable to noncontrolling interests	—	—	—	—	—
Other non-operating income, net	1	1	1	1	4
Other special items	—	197	(9)	(25)	163
EBITDA	46	234	35	13	328
Non-cash compensation expense	2	3	3	3	11
Acquisition related and restructuring costs	—	6	—	—	7
Other special items	—	(197)	9	25	(163)
Less: Other non-operating income, net	(1)	(1)	(1)	(1)	(4)
Adjusted EBITDA	$47	$45	$46	$40	$179

(1)	Individual amounts for the quarters may not add to the annual amount because of rounding.

The following tables present the inputs used to compute operating income and adjusted EBITDA margin for our operating segments for the years ended December 31, 2017, 2016 and 2015 (in millions).

	Vacation Ownership
	Year Ended December 31,
	2017	2016	2015
Revenue	$1,167	$789	$196
Revenue excluding cost reimbursement revenue	925	610	138
Operating income	75	53	8
Adjusted EBITDA	156	123	29
Margin computations
Operating income margin	6%	7%	4%
Operating income margin excluding cost reimbursement revenue	8%	9%	6%
Adjusted EBITDA margin	13%	16%	15%
Adjusted EBITDA margin excluding cost reimbursement revenue	17%	20%	21%

	Exchange and Rental
	Year Ended December 31,
	2017	2016	2015
Revenue	$619	$567	$501
Revenue excluding cost reimbursement revenue	521	472	407
Operating income	144	132	120
Adjusted EBITDA	190	179	156
Margin computations
Operating income margin	23%	23%	24%
Operating income margin excluding cost reimbursement revenue	28%	28%	29%
Adjusted EBITDA margin	31%	32%	31%
Adjusted EBITDA margin excluding cost reimbursement revenue	36%	38%	38%

The following table reconciles cash provided by operating activities to free cash flow for the years ended December 31, 2017, 2016 and 2015 (in millions).

	Year Ended December 31,
	2017	2016	2015
Operating activities before inventory spend	$310	$168	$143
Inventory spend	(231)	(175)	—
Net cash provided by (used in) operating activities	79	(7)	143
Repayments on securitizations	(178)	(93)	—
Proceeds from securitizations, net of debt issuance costs	322	370	—
Net changes in financing-related restricted cash	14	(25)	—
Net securitization activities	158	252	—
Capital expenditures	(119)	(95)	(20)
Acquisition-related and restructuring payments	10	30	6
Free cash flow	$128	$180	$129

The following tables reconcile net income attributable to common stockholders to adjusted net income, and to adjusted earnings per share for the years ended December 31, 2017, 2016 and 2015 (in millions).

	Year Ended December 31,
	2017	2016	2015
Net income attributable to common stockholders	$168	$265	$73
Acquisition-related and restructuring costs	12	22	8
Other non-operating foreign currency remeasurements	(1)	7	(4)
Impact of purchase accounting	(2)	15	1
Other special items	(40)	(163)	—
Asset impairments	10	—	—
Income tax impact on adjusting items(1)	(8)	(16)	(2)
Adjusted net income	$139	$130	$76
Earnings per share attributable to common stockholders:
Basic	$1.36	$2.62	$1.28
Diluted	$1.34	$2.60	$1.26
Adjusted earnings per share:
Basic	$1.12	$1.29	$1.33
Diluted	$1.10	$1.28	$1.32
Weighted average number of common stock outstanding:
Basic	124,032	100,868	57,400
Diluted	125,833	101,732	57,989

	Year Ended December 31,
	2017		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings per share	$1.36	$1.34	$2.62	$2.60	$1.28	$1.26
Acquisition related and restructuring costs	0.09	0.09	0.21	0.21	0.13	0.13
Other non-operating foreign currency remeasurements	(0.00)	(0.00)	0.07	0.07	(0.07)	(0.06)
Asset impairments	0.08	0.08	—	—	—	—
Impact of purchase accounting	(0.02)	(0.02)	0.16	0.16	0.02	0.02
Other special items	(0.33)	(0.33)	(1.61)	(1.60)	—	—
Income tax impact of adjusting items(1)	(0.06)	(0.06)	(0.16)	(0.16)	(0.03)	(0.03)
Adjusted earnings per share	$1.12	$1.10	$1.29	$1.28	$1.33	$1.32

(1)	Tax rate utilized is the applicable effective tax rate respective to the period to the extent amounts are deductible or taxable.

The following table reconciles contract sales to sales of vacation ownership products, net, for the years ended December 31, 2017, 2016 and 2015 (in millions).

	Year Ended December 31,
	2017	2016	2015
Total timeshare contract sales	$561	$358	$98
Provision for loan losses	(36)	(22)	(2)
Contract sales of unconsolidated projects	(63)	(64)	(72)
Percentage of completion	—	39	—
Other items and adjustments(1)	3	(5)	4
Sales of vacation ownership products, net	465	306	28
Provision for loan losses	36	22	2
Percentage of completion	—	(39)	—
Other items and adjustments(1)	(3)	6	(4)
Consolidated timeshare contract sales	$498	$295	$26

(1)	Includes adjustments for incentives, other GAAP deferrals, cancelled sales, fractional sales and other items.

The following table represents reconciliations of our revenues between our consolidated income statement format and our segment presentation format for the years ended December 31, 2017, 2016 and 2015 (in millions).

	For the year ended December 31, 2017
	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total
Vacation Ownership
Resort operations revenue	$—	$—	$213	$—	$—	$213
Management fee revenue	158	—	—	—	—	158
Sales of vacation ownership products, net	—	465	—	—	—	465
Consumer financing revenue	—	—	—	89	—	89
Cost reimbursement revenue	—	—	—	—	242	242
Total Vacation Ownership revenue	158	465	213	89	242	1,167
Exchange and Rental
Transaction revenue	138	—	60	—	—	198
Membership fee revenue	140	—	—	—	—	140
Ancillary member revenue	7	—	—	—	—	7
Total member revenue	285	—	60	—	—	345
Club rental revenue	—	—	105	—	—	105
Other revenue	18	—	4	—	—	22
Rental management revenue	45	—	4	—	—	49
Cost reimbursement revenue	—	—	—	—	98	98
Total Exchange and Rental revenue	348	—	173	—	98	619
Total ILG revenue	$506	$465	$386	$89	$340	$1,786

	For the year ended December 31, 2016
	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total
Vacation Ownership
Resort operations revenue	$—	$—	$136	$—	$—	$136
Management fee revenue	111	—	—	—	—	111
Sales of vacation ownership products, net	—	306	—	—	—	306
Consumer financing revenue	—	—	—	57	—	57
Cost reimbursement revenue	—	—	—	—	179	179
Total Vacation Ownership revenue	111	306	136	57	179	789
Exchange and Rental
Transaction revenue	139	—	59	—	—	198
Membership fee revenue	134	—	—	—	—	134
Ancillary member revenue	6	—	—	—	—	6
Total member revenue	279	—	59	—	—	338
Club rental revenue	—	—	63	—	—	63
Other revenue	19	—	4	—	—	23
Rental management revenue	45	—	3	—	—	48
Cost reimbursement revenue	—	—	—	—	95	95
Total Exchange and Rental revenue	343	—	129	—	95	567
Total ILG revenue	$454	$306	$265	$57	$274	$1,356

	For the year ended December 31, 2015
	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total
Vacation Ownership
Resort operations revenue	$—	$—	$17	$—	$—	$17
Management fee revenue	88	—	—	—	—	88
Sales of vacation ownership products, net	—	28	—	—	—	28
Consumer financing revenue	—	—	—	5	—	5
Cost reimbursement revenue	—	—	—	—	58	58
Total Vacation Ownership revenue	88	28	17	5	58	196
Exchange and Rental
Transaction revenue	136	—	57	—	—	193
Membership fee revenue	126	—	—	—	—	126
Ancillary member revenue	6	—	—	—	—	6
Total member revenue	268	—	57	—	—	325
Club rental revenue	—	—	9	—	—	9
Other revenue	19	—	4	—	—	23
Rental management revenue	46	—	4	—	—	50
Cost reimbursement revenue	—	—	—	—	94	94
Total Exchange and Rental revenue	333	—	74	—	94	501
Total ILG revenue	$421	$28	$91	$5	$152	$697

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

Operating foreign currency exchange for the year ended December 31, 2017 resulted in a net loss of $0.2 million and in net gains of $0.1 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively, attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency.

Non‑operating foreign currency exchange included a net gain of $1 million for the year ended December 31, 2017, a net loss of $7 million for the year ended December 31, 2016 and a net gain of $4 million for the year ended December 31, 2015, attributable to cash held in certain countries in currencies other than their functional currency. The favorable fluctuations for the year ended December 31, 2017 were primarily driven by U.S. dollar denominated intercompany loan positions held at December 31, 2017 affected by the weaker dollar compared to the Mexican peso. The unfavorable fluctuations for the year ended December 31, 2016 were primarily driven by U.S. dollar denominated intercompany loan positions held at December 31, 2016 affected by the stronger dollar compared to the Mexican peso.  The favorable fluctuations for the year ended December 31, 2015 were principally driven by U.S. dollar positions held at December 31, 2015 affected by the stronger dollar compared to the Mexican peso and the Colombian peso.

Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the year ended December 31, 2017 would result in an approximate change to revenue of $13 million. There have been no material quantitative changes in market risk exposures since December 31, 2017.

Interest Rate Risk

We are exposed to interest rate risk through borrowings under our amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement as of April 2015 is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.50%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.50%, in each case based on ILG’s leverage ratio. As of December 31, 2017, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. During 2017, we had at least $171 million outstanding under our revolving credit facility; a 100 basis point change in interest rates would result in an approximate change to interest expense of $3 million for the current year. While as of December 31, 2017, we do not hedge our interest rate exposure, this risk is mitigated by the issuance of $350 million senior notes in April 2015 at a fixed rate of 5.625%, securitized debt at fixed rates ranging from 2.00% to 2.93%, as well as variable interest rates earned on our cash balances.

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

Item 8.    Financial Statements and Supplementary Data

ILG, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ILG, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ILG, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

We have served as the Company’s auditor since 2008.

Miami, Florida

February 28, 2018

ILG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Service and membership related	$506	$454	$421
Sales of vacation ownership products, net	465	306	28
Rental and ancillary services	386	265	91
Consumer financing	89	57	5
Cost reimbursements	340	274	152
Total revenues	1,786	1,356	697
Operating costs and expenses:
Cost of service and membership related sales	158	118	100
Cost of vacation ownership product sales	90	99	20
Cost of sales of rental and ancillary services	299	185	41
Cost of consumer financing	29	13	—
Cost reimbursements	340	274	152
Royalty fee expense	43	28	3
Selling and marketing expense	303	194	71
General and administrative expense	225	198	150
Amortization expense of intangibles	20	19	14
Depreciation expense	60	43	18
Total operating costs and expenses	1,567	1,171	569
Operating income	219	185	128
Other income (expense):
Interest income	1	1	1
Interest expense	(26)	(23)	(21)
Gain on bargain purchase	2	163	—
Other income (expense), net	(3)	(7)	3
Equity in earnings from unconsolidated entities	4	5	5
Total other income (expense), net	(22)	139	(12)
Earnings before income taxes and noncontrolling interests	197	324	116
Income tax provision	(26)	(57)	(41)
Net income	171	267	75
Net income attributable to noncontrolling interests	(3)	(2)	(2)
Net income attributable to common stockholders	$168	$265	$73
Earnings per share attributable to common stockholders:
Basic	$1.36	$2.62	$1.28
Diluted	$1.34	$2.60	$1.26
Weighted average number of shares of common stock outstanding (in 000's):
Basic	124,032	100,868	57,400
Diluted	125,833	101,732	57,989
Dividends declared per share of common stock	$0.60	$0.48	$0.48

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$171	$267	$75
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	22	(29)	(11)
Total comprehensive income, net of tax	193	238	64
Less: Net income attributable to noncontrolling interests	(3)	(2)	(2)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	(3)	6	2
Total comprehensive loss (income) attributable to noncontrolling interests	(6)	4	—
Comprehensive income attributable to common stockholders	$187	$242	$64

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$122	$126
Restricted cash and cash equivalents (including $19 and $32 in variable interest entities, "VIEs," respectively)	227	114
Accounts receivable, net of allowance for doubtful accounts of $13 and $0.4, respectively	121	97
Vacation ownership mortgages receivable, net of allowance of $4 and $1, respectively (including a net $61 and $59 in VIEs, respectively)	78	87
Vacation ownership inventory	499	197
Prepaid income taxes	58	47
Prepaid expenses	62	49
Other current assets (including $4 and $3 of interest receivables in VIEs, respectively)	32	29
Total current assets	1,199	746
Restricted cash and cash equivalents (including $1 and $2 in variable interest entities, "VIEs," respectively)	3	4
Vacation ownership mortgages receivable, net of allowance of $50 and $21, respectively (including a net $498 and $370 in VIEs, respectively)	644	632
Vacation ownership inventory	60	189
Investments in unconsolidated entities	54	59
Property and equipment, net	616	580
Goodwill	564	558
Intangible assets, net	440	453
Deferred income taxes	—	9
Other non-current assets	91	74
TOTAL ASSETS	$3,671	$3,304
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$46	$64
Current portion of securitized debt from VIEs	146	111
Deferred revenue	162	87
Accrued compensation and benefits	72	70
Accrued expenses and other current liabilities (including a net $1 of interest payables in VIEs)	217	187
Total current liabilities	643	519
Long-term debt	562	580
Securitized debt from VIEs	429	319
Income taxes payable, non-current	11	5
Other long-term liabilities	118	47
Deferred revenue	76	79
Deferred income taxes	128	161
Total liabilities	1,967	1,710
Redeemable noncontrolling interest	1	1
Commitments and contingencies
EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $0.01 par value; issued 134,053,132 and 133,545,864 shares, respectively	1	1
Treasury stock— 9,987,627 and 8,878,489 shares at cost, respectively	(164)	(136)
Additional paid-in capital	1,278	1,262
Retained earnings	584	492
Accumulated other comprehensive loss	(33)	(52)
Total ILG stockholders’ equity	1,666	1,567
Noncontrolling interests	37	26
Total equity	1,703	1,593
TOTAL LIABILITIES AND EQUITY	$3,671	$3,304

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except share data)

										Accumulated
			Total ILG					Additional		Other
	Total	Noncontrolling	Stockholders’	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Equity	Interests	Equity	Amount	Shares	Amount	Shares	Capital	Earnings	Loss
Balance as of December 31, 2014	$420	$36	$384	$1	59,463,200	$(35)	2,363,324	$202	$236	$(20)
Net income	75	2	73	—	—	—	—	—	73	—
Other comprehensive loss, net of tax	(11)	(2)	(9)	—	—	—	—	—	—	(9)
Non-cash compensation expense	13	—	13	—	—	—	—	13	—	—
Dividends paid to noncontrolling interest	(3)	(3)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	11,084	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	(4)	—	(4)	—	379,649	—	—	(4)	—	—
Change in excess tax benefits from stock-based awards	2	—	2	—	—	—	—	2	—	—
Cash dividends declared	(27)	—	(27)	—	—	—	—	1	(28)	—
Balance as of December 31, 2015	$465	$33	$432	$1	59,853,933	$(35)	2,363,324	$214	$281	$(29)
Net income	267	2	265	—	—	—	—	—	265	—
Other comprehensive loss, net of tax	(29)	(6)	(23)	—	—	—	—	—	—	(23)
Non-cash compensation expense	18	—	18	—	—	—	—	18	—	—
Acquisition of partnership interest of noncontrolling interests	(1)	(1)	—	—	—	—	—	—	—	—
Dividends paid to noncontrolling interest	(2)	(2)	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of withholding taxes	(1)	—	(1)	—	638,159	—	—	(1)	—	—
Issuance of restricted stock for converted shares in connection with the acquisition of Vistana	—	—	—	—	668,081	—	—	—	—	—
Fair value of restricted stock awards attributable to precombination services converted in connection with the Vistana acquisition	2	—	2	—	—	—	—	2	—	—
Issuance of common stock in connection with the Vistana acquisition	1,029	—	1,029	—	72,371,969	—	—	1,029	—	—
Change in excess tax benefits from stock-based awards	(2)	—	(2)	—	—	—	—	(2)	—	—
Dividends declared on common stock	(52)	—	(52)	—	13,722	—	—	2	(54)	—
Treasury stock purchases	(101)	—	(101)	—	—	(101)	6,515,165	—	—	—
Balance as of December 31, 2016	$1,593	$26	$1,567	$1	133,545,864	$(136)	8,878,489	$1,262	$492	$(52)
Net income	171	3	168	—	—	—	—	—	168	—
Other comprehensive income, net of tax	22	3	19	—	—	—	—	—	—	19
Non-cash compensation expense	22	—	22	—	—	—	—	22	—	—
Noncontrolling interest of consolidated HOAs	8	8	—	—	—	—	—	—	—	—
Dividends paid to noncontrolling interest	(3)	(3)	—	—	—	—	—	—	—	—
Cancellation of restricted stock for converted shares	—	—	—	—	(36,813)	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of withholding taxes	(7)	—	(7)	—	537,573	—	—	(7)	—	—
Deferred stock compensation expense	(1)	—	(1)	—	—	—	—	(1)	—	—
Dividends declared on common stock	(74)	—	(74)	—	6,508	—	—	2	(76)	—
Treasury stock purchases	(28)	—	(28)	—	—	(28)	1,109,138	—	—	—
Balance as of December 31, 2017	$1,703	$37	$1,666	$1	134,053,132	$(164)	9,987,627	$1,278	$584	$(33)

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

ILG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$171	$267	$75
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization expense of intangibles	20	19	14
Depreciation expense	60	43	18
Bad debt expense	4	1	—
Allowance for losses on originated loans	35	20	2
Allowance for impairment on acquired loans	5	—	—
Impairment on vacation ownership inventory	5	—	—
Loss on disposal of investment in subsidiary	5	—	—
Accretion of mortgages receivable	5	2	—
Non-cash compensation expense	22	18	13
Deferred income taxes	(24)	8	3
Equity in earnings from unconsolidated entities	(4)	(5)	(5)
Return on investments in unconsolidated entities	5	2	—
Gain on bargain purchase of Vistana acquisition	(2)	(163)	—
Changes in operating assets and liabilities:
Restricted cash	(126)	(15)	4
Accounts receivable	(8)	(11)	(3)
Vacation ownership mortgages receivable (originations)	(341)	(195)	2
Vacation ownership mortgages receivable collections	279	167	—
Vacation ownership inventory (additions)	(231)	(180)	7
Vacation ownership inventory disposals	81	83	—
Prepaid expenses and other current assets	(24)	4	4
Prepaid income taxes and income taxes payable	(4)	(43)	10
Accounts payable and other current liabilities	13	33	1
Other long term liabilities	53	4	—
Deferred income	72	(66)	(7)
Other, net	8	—	5
Net cash provided by (used in) operating activities	79	(7)	143
Cash flows from investing activities:
Capital expenditures	(119)	(95)	(20)
Acquisitions, net of cash acquired	—	(84)	—
Investments in unconsolidated entities	—	(5)	—
Other, net	4	(5)	(1)
Net cash used in investing activities	(115)	(189)	(21)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	—	350
Borrowings (payments) on revolving credit facility, net	(20)	165	(413)
Payments of debt issuance costs	(3)	(7)	(7)
Proceeds from securitized debt	325	375	—
Payments on securitized debt	(178)	(93)	—
Decrease (increase) in restricted cash	14	(25)	—
Purchases of treasury stock	(28)	(101)	—
Dividend payments to stockholders	(74)	(52)	(28)
Dividend payments to noncontrolling interest	(3)	(2)	(3)
Payment to former Vistana owner for subsidiary financing obligation	—	(24)	—
Withholding taxes on vesting of restricted stock units and restricted stock	(7)	(2)	(4)
Excess tax benefits from stock-based awards	—	—	2
Net cash provided by (used in) financing activities	26	234	(103)
Effect of exchange rate changes on cash and cash equivalents	6	(5)	(7)
Net increase (decrease) in cash and cash equivalents	(4)	33	12
Cash and cash equivalents at beginning of year	126	93	81
Cash and cash equivalents at end of year	$122	$126	$93

See Note 22 for supplemental cash flow information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

ILG, Inc. is a leading provider of professionally delivered vacation experiences and the exclusive global licensee for the Hyatt®, Sheraton®, and Westin® brands in vacation ownership. We operate in the following two segments: Vacation Ownership (VO) and Exchange and Rental.

Our VO segment engages in sales, marketing, financing and development of vacation ownership interests (VOIs); the management of vacation ownership resorts; and related services to owners and associations. The VO operating segment consists of the VOI sales and financing business of Vistana Signature Experiences (Vistana) and Hyatt Vacation Ownership (HVO) as well as the management related lines of business of Vistana, HVO, Vacation Resorts International (VRI), Trading Places International (TPI), VRI Europe and certain homeowners’ associations (HOAs) under our control.

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

On May 11, 2016, we acquired the vacation ownership business of Starwood Hotels & Resorts Worldwide, LLC (Starwood), now known as Vistana. In connection with the acquisition, Vistana entered into an exclusive, 80 - year global license agreement with Starwood for the use of the Sheraton and Westin brands in vacation ownership. The global license agreement may also be extended for two 30 – year terms, subject to meeting certain sales performance tests. Also, Vistana has the non-exclusive license for the existing St. Regis and The Luxury Collection® vacation ownership properties and an affiliation with the Starwood Preferred Guest program.

Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ILG, our wholly‑owned subsidiaries, and entities in which we have a controlling interest, including variable interest entities (“VIEs”) where we are the primary beneficiary in accordance with consolidation guidance. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. References in these financial statements to net income attributable to common stockholders and ILG stockholders’ equity do not include noncontrolling interests, which represent the outside ownership of our consolidated non‑wholly owned entities and are reported separately.

For the years ended December 31, 2017, 2016 and 2015, individual amounts presented herein by quarter may not add to the year-to-date amount due to rounding and, in the case of per share amounts, differences in the average common shares outstanding during each period.

Accounting Estimates

We are required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”). These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

Significant estimates underlying the accompanying consolidated financial statements include:

•	the recovery of long‑lived assets as well as goodwill and other intangible assets;
•	purchase price allocations of business combinations;
•	loan loss reserves for vacation ownership mortgages receivable;
•	accounting for acquired vacation ownership mortgages receivable;
•	revenue recognition pertaining to sales of vacation ownership products pursuant to the percentage of completion method;
•	cost of vacation ownership product sales related estimates included in our relative sales value calculation, such as future projected sales revenue and expected project costs to complete;
•	the accounting for income taxes including deferred income taxes and related valuation allowances;
•	the determination of deferred revenue and deferred membership costs;
•	and the determination of stock‑based compensation.

In our opinion, the assumptions underlying the historical consolidated financial statements of ILG and its subsidiaries are reasonable.

Seasonality

Revenue at ILG is influenced by the seasonal nature of travel. Within our VO segment, our sales and financing business experiences a modest impact from seasonality, with higher sales volumes during the traditional vacation periods. Our vacation ownership management businesses by and large do not experience significant seasonality, with the exception of our resort operations revenue which tends to be higher in the first quarter.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Vacation Ownership

Revenue from the VO segment is derived principally from sales of VOIs and related fees earned by Vistana and HVO, interest income earned for financing these sales, maintenance fees, fees for vacation ownership resort and homeowners’ association management services, and rental and ancillary revenues, including from hotels owned by Vistana and HVO.

Sales of VOIs

ILG recognizes revenue from sales of VOIs in accordance with Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) 970, Real Estate—General, and FASB ASC 978, Real Estate—Time‑Sharing

Activities. The stated sales price of the VOI is divided into separate revenue components, which include the revenue earned on the sale of the VOI and the revenue earned on the sales incentive given to the customer as motivation to purchase the VOI. We at times offer several types of sales incentives, including SPG and World of Hyatt points, free bonus week, and down payment credits to buyers.

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

If construction of the vacation ownership product is not complete, we determine the portion of revenues to recognize based upon the percentage of completion method, which includes judgments and estimates, including total project costs to complete. There were no deferrals as of December 31, 2017 and 2016 on our consolidated balance sheets pertaining to the application of percentage of completion accounting.

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

Management fee and other revenue

Management fees and other revenue in this segment consist of base management fees, service fees, and annual maintenance fees, as applicable. Annual maintenance fees are amounts paid by timeshare owners for maintaining and operating the respective properties, which includes management services, and are recognized on a straight‑line basis over the respective annual maintenance period. Our day-to-day management services include activities such as housekeeping services, operation of a reservation system, maintenance, and certain accounting and administrative services. We receive compensation for such management services, which is generally based on either a percentage of the budgeted cost to operate such resorts or a fixed fee arrangement.

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

Exchange and Rental

Membership fee revenue

Revenue, net of sales incentives, from membership fees from our Exchange and Rental segment is deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight‑line basis. When multiple member benefits and services are provided over the term of the membership, revenue is recognized for each separable deliverable ratably over the membership period, as applicable. Generally, memberships are cancelable and refundable on a pro‑rata basis, with the exception of Interval Network’s Platinum tier which is non‑refundable. Direct costs of acquiring members (primarily commissions) and certain direct fulfillment costs related to deferred membership revenue are also deferred and amortized on a straight‑line basis over the terms of the applicable memberships or benefit period, whichever is shorter. Following the implementation of a proprietary IT platform in the fourth quarter of 2014, recognition of deferred membership revenue and expense is at the individual member‑level. The recognition of any remaining deferred revenue and expense originated prior to implementation is based on estimates derived from an aggregation of member‑level data.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at December 31, 2017 and 2016 primarily includes maintenance fees, certain resort related reserves, and deposits received on sales of VOIs that are held in escrow until the applicable statutory rescission period has expired and the funds have been released from escrow and the deeding process has begun or title is otherwise transferred. We also may have the opportunity to release escrow funds by issuing a surety bond. Additionally, restricted cash and cash equivalents also include amounts held in trust and lock box accounts in connection with certain transactions related to management of vacation rental properties as well as cash held by our variable interest entities (“VIEs”) from our securitization transactions (refer to Note 13).

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

The bad debt expense associated with the allowance for doubtful accounts is included within general and administrative expense within our consolidated statements of income. We write off accounts receivable when they become uncollectible once we have exhausted all means of collection.

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

Costs Incurred to Sell Vacation Ownership Products

We capitalize and defer direct costs attributable to the sale of vacation ownership products until the sales are recognized, in accordance with the guidelines of ASC Topic 978, Real Estate—Time Sharing Activities. All such capitalized costs are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, and are subsequently reflected in accompanying statements of consolidated income in selling and marketing expense when recognized. If a contract is cancelled, we charge the unrecoverable direct selling costs to expense. In accordance with ASC 978, indirect sales and marketing costs are expensed as incurred.

Vacation Ownership Mortgages Receivable and Allowance for Loan Losses

Vacation ownership mortgages receivable consist of loans to eligible customers who purchase VOIs and choose to finance their purchase. These mortgages receivable are collateralized by the underlying VOI, generally bear interest at a fixed rate, have a typical term ranging from 5-15 years and are generally made available to customers who make a down payment on the purchase price within established credit guidelines.

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

Asset Category	Depreciation Period
Computer equipment	3 to 5 Years
Capitalized software (including internally-developed software)	3 to 7 Years
Buildings and leasehold improvements(1)	1 to 40 Years
Furniture, fixtures and other equipment	3 to 10 Years

(1)	The depreciation period for leasehold improvements is the lesser of the lease term or the economic useful life for leasehold improvements.

In accordance with ASC Topic 350, “Intangibles‑Goodwill and Other” (“ASC 350”), we capitalize certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. Depreciation of property and equipment is presented as a separate line item in the accompanying consolidated income statements.

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

Indefinite‑Lived Intangible Assets

Our intangible assets with indefinite lives relate principally to trade names, trademarks and certain resort management contracts. Pursuant to ASC 350, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. Accordingly, we evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life. As of December 31, 2017, there have been no changes to the indefinite life determination pertaining to these intangible assets.

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

Advertising expense was $22 million, $20 million and $16 million for the years ended December 31, 2017, 2016 and 2015, respectively, of which $4 million, $3 million and $3 million, respectively, pertained to expenses related to our direct‑response advertising. As of December 31, 2017 and 2016, we had $6 million and $5 million, respectively, of capitalized advertising costs recorded in prepaid expenses on our accompanying consolidated balance sheets.

Income Taxes

ILG accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to tax loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences or tax loss or tax credit carryforwards are expected to be recovered or settled. On December 22, 2017, the President of the United States signed into law the Tax Reform Act, which lowered the federal corporate tax rate from 35% to 21% and made numerous other tax law changes. Further information on the tax impacts of the Tax Reform Act is included in Note 19 accompanying our consolidated financial statements.

A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. In making this determination, we make estimates and assumptions regarding this realization, which is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the history of taxable income in recent years, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies to make this assessment. A change in these assumptions may increase or decrease our valuation allowance resulting in an increase or decrease in our effective tax rate, which could materially affect our consolidated financial statements.

Pursuant to ASC Topic 740 “Income Taxes” (“ASC 740”), ILG recognizes liabilities for uncertain tax positions based on the two step process prescribed by the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position. ILG records interest on potential income tax contingencies as a component of income tax expense and records interest net of any applicable related income tax benefit.

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

Transaction gains and losses arising from transactions and/or assets and liabilities denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of income. Operating foreign currency exchange attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency, primarily related to Euro denominated value added tax liabilities, resulted in a net loss of $0.2 million for the year ended December 31, 2017 and net gains of $0.1 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively, which is included in general and administrative expenses. Non‑operating foreign currency exchange which primarily relates to U.S. dollar denominated intercompany loan positions resulted in a net gain of $1 million for the year ended December 31, 2017, a net loss of

$7 million for the year ended December 31, 2016, and a  net gain of $4 million for the year ended December 31, 2015, and are included in other income (expense) in the accompanying consolidated statements of income.

Stock‑Based Compensation

Stock‑based compensation is accounted for under ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). Non‑cash compensation expense for stock‑based awards is measured at fair value on date of grant and recognized over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units (“RSUs”) is determined based on the number of shares granted and the quoted price of our common stock on that date, except for RSUs subject to relative total shareholder return performance criteria, which the fair value is based on a Monte Carlo simulation analysis as further discussed in Note 18. We grant awards subject to graded vesting (i.e., portions of the award vest at different times during the vesting period) or to cliff vesting (i.e., all awards vest at the end of the vesting period). Certain RSUs, in addition, are subject to attaining specific performance criteria. For RSUs to be settled in stock, the accounting charge is measured at the grant date fair value and expensed as non‑cash compensation over the vesting term using the straight‑line basis for service‑only awards and the accelerated basis for performance‑based awards with graded vesting. For certain cliff vesting awards with performance criteria, we also use anticipated future results in determining the fair value of the award. Such value is recognized as an expense over the service period using the straight‑line recognition method. The amount of stock‑based compensation expense recognized in the consolidated statements of income for periods prior to January 1, 2017 is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. Our forfeiture rate was estimated at the grant date based on historical experience. With the adoption of ASU 2016-09 “Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting”, on January 1, 2017, we no longer reduce stock-based compensation by estimated forfeitures. Instead we account for forfeitures when they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant‑date value of the award tranche that is actually vested at that date. Stock‑based compensation is recorded within the same line item in our consolidated statements of income as the employee‑related compensation of the award recipient, as disclosed in tabular format in Note 18.

The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark‑to‑market adjustments for changes in the price of the respective common stock as compensation expense.

Management must make certain estimates and assumptions regarding stock awards that will ultimately vest, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Tax benefits resulting from tax deductions in excess of the stock‑based compensation expense recognized in the consolidated statements of income for periods prior to January 1, 2017 were reported as a component of financing cash flows. With the adoption of ASU 2016-09, we elected the prospective transition method for the presentation of excess tax benefits within the statement of cash flows. As such, in 2017, the excess tax benefits from stock based awards were classified along with other income tax cash flows as an operating activity in the statement of cash flows.  Gross excess tax benefits from stock‑based compensation reported as a component of financing cash flows had a negligible balance for the year ended December 31, 2016, and was $2 million in the year ended December 31, 2015.

Earnings per Share

Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of RSUs and restricted stock using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders exclude approximately 0.3 and 0.2 million RSUs and restricted stock for each of the years ended December 31, 2017 and 2016, respectively, and 0.2 million stock options and 0.3 million RSUs for the year ended December 31, 2015, as the effect of their inclusion would have been antidilutive to earnings per share.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Basic weighted average shares of common stock outstanding	124,032	100,868	57,400
Net effect of common stock equivalents assumed to be vested related to RSUs and restricted stock	1,801	864	588
Net effect of common stock equivalents assumed to be exercised related to stock options held by non-employees	—	—	1
Diluted weighted average shares of common stock outstanding	125,833	101,732	57,989

Earnings per share for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Net income attributable to common stockholders	$168,285	$264,651	$73,315
Weighted average number of shares of common stock outstanding:
Basic	124,032	100,868	57,400
Diluted	125,833	101,732	57,989
Earnings per share attributable to common stockholders:
Basic	$1.36	$2.62	1.28
Diluted	$1.34	$2.60	1.26

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

From an ILG perspective, approximately $780 million, $529 million and $232 million of 2017, 2016 and 2015 revenue, respectively, (excluding cost reimbursement revenue) was generated from travel to properties located in all of these locations, together with vacation ownership management services and sales and financing activities related to these locations.

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

Credit Risk

ILG is exposed to credit risk in relation to its portfolio of mortgage receivables associated with its vacation ownership business, as further discussed in Note 5. We offer financing to purchasers of VOIs at our Hyatt, Sheraton and Westin‑branded vacation ownership resorts and, as a result, ILG bears the risk of default on these loans. Should a purchaser default, ILG has the ability to foreclose and attempt to resell the associated VOI at its own cost to resell.

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

Recent Accounting Pronouncements: General

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2017 that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” to address stakeholder concerns about the guidance in current generally accepted accounting principles (GAAP) that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” to address stakeholder concerns about the costs and complexity of complying with the transition provisions of the new lease requirements. The amendments in this Update provide an optional transition practical expedient to not evaluate under Topic 842 existing or expire land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. The FASB issued this ASU to clarify the scope of subtopic 610-20, which was issued in May 2014 as part of Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The effective date and transition requirements of these amendments are the same as the effective date and transition requirements of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". We adopted this standard, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, effective January 1, 2018. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”) as part of the Board’s initiative to reduce complexity in accounting standards.  This ASU eliminates an exception in ASC 740, which prohibits the immediate recognition of income tax consequences of intra-entity asset transfers other than inventory.  Under ASU 2016-16, entities will be required to recognize the immediate current and deferred income tax effects of intra-entity asset transfers, which often involve a subsidiary of a company transferring intellectual property to another subsidiary.  For public entities, the new guidance will be effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  This ASU’s amendments should be applied on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption.  Upon adoption we will record a cumulative adjustment of approximately $7 million to opening retained earnings. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

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

Our evaluation of ASU 2014-09 is substantially complete. Our evaluation included identifying the potential differences in the timing and/or method of revenue recognition for our contracts and, ultimately, the expected impact on our business processes, systems and controls. As part of this evaluation, we reviewed customer contracts and applied the five-step model of the new standard to each contact type identified that’s associated to our material revenue streams and compared the results to our current accounting practices. We currently expect the main areas of impact will include:

•	earlier recognition of certain VOI sales where the transaction price was deemed collectable yet we were deferring recognition due to specific buyers’ commitment requirements under legacy GAAP;
•

gross versus net presentation changes which would not impact profitability, such as incentives provided to customers on vacation ownership interest (“VOI”) sales (e.g., SPG points), management fees attributable to unsold VOI inventory, and administrative fees for VOI sales;

•	classification of certain trial vacation package sales which would also not impact profitability;
•	capitalization of certain incremental costs to obtain a contract related to trial vacation package sales;

•	the instances in which we can apply the percentage of completion revenue recognition method when construction of a vacation ownership project is not complete;
•	classification of certain payments to developers in our exchange business who are functioning as agents in the member acquisition process.

We currently estimate that our 2016 beginning retained earnings will be reduced by less than $1 million as a result of this adoption, and that our 2017 and 2016 consolidated income statement will be impacted as follows:

•	total revenues will increase by approximately $11 million in 2016 and will decrease by approximately $3 million in 2017.
•	total expenses will increase by approximately $4 million in 2016 and decrease by approximately $9 million in 2017.
•	net income attributable to common stockholders for both periods will increase by $5 million.
•	diluted earnings per share will increase by $0.05 and $0.04, respectively.

At this time, we plan to adopt this standard, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on January 1, 2018, using the retrospective adoption method.

Adopted Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810),” to amend the existing guidance issued with ASU 2015-02. This ASU was issued to amend the consolidation guidance on how a reporting entity, that is the single decision maker of a VIE, should treat indirect interests in the entity held through related parties that are under common control with the reporting entity, when determining whether it is the primary beneficiary of that VIE. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 to simplify the current accounting for stock compensation. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new guidance, companies no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. In accordance with this ASU, for the year ended December 31, 2017, ILG included a net benefit of $2 million within the income tax provision. In addition, with the adoption of this ASU, we elected to account for forfeitures when they occur, so therefore, effective January 1, 2017, we no longer estimate the number of awards that are expected to vest. We also elected the prospective transition method for the presentation of excess tax benefits within the statement of cash flows. As such, the excess tax benefits from stock based awards was presented as part of the operating activities within the current period consolidated statements of cash flows, and the prior period was not adjusted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

NOTE 3—BUSINESS COMBINATION

On May 11, 2016, we completed the acquisition of Vistana from wholly‑owned subsidiaries of Starwood as discussed in Note 1. As part of the acquisition, ILG acquired 100% of the voting equity interests of Vistana and issued approximately 72.4 million shares of ILG common stock to the holders who received Vistana common stock in the spin-off. These shares were valued at $1 billion based on ILG’s closing stock price of $14.24 on May 11, 2016.

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

Purchase Price Allocation (PPA)

The following table presents the final allocation of total purchase price consideration to the assets acquired and liabilities assumed, based on their estimated fair values as of their respective acquisition dates (in millions):

	Preliminary PPA	Adjustments to PPA(3)	Final PPA(4)
Cash	$45	$—	$45
Vacation ownership inventory	221	7	228
Vacation ownership mortgages receivable	712	(19)	693
Other current assets	143	3	146
Intangibles	241	(3)	238
Property plant and equipment	465	(10)	455
Other non-current assets	24	(9)	15
Deferred revenue	(60)	(4)	(64)
Securitized debt	(154)	—	(154)
Other current liabilities(2)	(187)	11	(176)
Other non-current liabilities	(98)	(2)	(100)
Gain on bargain purchase(1)	(197)	32	(165)
Net assets acquired	$1,155	$6	$1,161

(1)

Gain on bargain purchase represents the excess of the fair value of the net tangible and intangible assets acquired over the purchase price. This gain of $165 million is presented within Other income (expense), net, in our consolidated statement of income in two periods: (i) $163 million for the year ended December 31, 2016 and (ii) $2 million for the year ended December 31, 2017. The existence of a gain on bargain purchase pertaining to this transaction is principally related to the decrease in our stock price leading up to the acquisition date.

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

(4)	Measurement period was closed as of December 31, 2016 for all balance sheet items except those that are tax related for which the measurement period closed on May 11, 2017.

The purchase price allocated to the fair value of identifiable intangible assets associated with the Vistana acquisition is as follows (in millions):

	Fair Value	Useful Life (years)

Resort management contracts	$118	26
Customer relationships	119	25
Other	1	< 1
Total	$238

In connection with the Vistana acquisition we recorded identifiable intangible assets of $238 million, all of which were definite-lived intangible assets, related to Vistana’s membership base in their Vistana Signature Network (described in table above as customer relationships) and their resort management contracts.

The valuation of the assets acquired and liabilities assumed in connection with this acquisition was based on fair values at the acquisition date. The assets purchased and liabilities assumed for the Vistana acquisition have been reflected in the accompanying consolidated balance sheets. The measurement period was closed as of December 31, 2016 for all balance sheet items except those that are tax-related for which the measurement period was closed May 11, 2017.

Results of operations

Related to the Vistana acquisition, revenue of $1.1 billion and $654 million was recognized in our consolidated statement of income for the years ended December 31, 2017 and 2016, respectively. Additionally, net income of $123 million and $45 million was recognized in our consolidated statement of income for the years ended December 31, 2017 and 2016, respectively.

Pro forma financial information (unaudited)

The following unaudited pro forma financial information presents the consolidated results of ILG and Vistana as if the acquisition had occurred on January 1, 2015, the beginning of the last full fiscal year prior to the May 11, 2016 acquisition date. The pro forma results presented below for the years ended December 31, 2017 and 2016 are based on the historical financial statements of ILG and Vistana (where applicable), adjusted to reflect the purchase method of accounting, with ILG as accounting acquirer. The pro forma information is not necessarily indicative of the consolidated results of operations that might have been achieved for the periods or dates indicated, nor is it necessarily indicative of the future results of the combined company. It does not reflect cost savings expected to be realized from the elimination of certain expenses and from synergies expected to be created or the costs to achieve such cost savings or synergies, if any. Income taxes do not reflect the amounts that would have resulted had ILG and Vistana filed consolidated income tax returns during the pre-acquisition periods presented. The 2017 and 2016 periods have been adjusted to eliminate the respective adjustments recorded to our pre-tax gain on bargain purchase for purposes of this pro forma presentation. This adjustment was tax-effected at an estimated effective tax rate of 13.2%, 35.0% and 37.2% for 2017, 2016 and 2015 respectively.

	Year Ended December 31,
(In millions, except per share data)	2017	2016	2015
Revenue	$1,786	$1,733	$1,593
Net income attributable to common stockholders	$166	$126	$311
Earnings per share:
Basic	$1.34	$0.99	$2.39
Diluted	$1.32	$0.98	$2.38

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

NOTE 4—RESTRICTED CASH

Restricted cash consists of the following (in millions):

	December 31,	December 31,
	2017	2016
Escrow deposits on vacation ownership products	$70	$67
HOAs	137	—
Securitization VIEs	20	34
Other	3	17
Total restricted cash	$230	$118

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

HOAs restricted cash predominantly pertains to maintenance fees collected from their respective owners which are designated for resort operations and HOA specific uses, such as reserves, and not freely available for immediate or general business use at ILG’s discretion.

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE

Vacation ownership mortgages receivable is comprised of various mortgage loans related to our financing of vacation ownership interval sales. As part of our acquisitions of HVO and Vistana, we acquired existing portfolios of vacation ownership mortgages receivable. These loans are accounted for using the expected cash flows method of recognizing discount accretion based on the acquired loans’ expected cash flows pursuant to ASC 310-30, “Loans acquired with deteriorated credit quality.” At acquisition, we recorded these acquired loans at fair value, including a credit discount or premium, as applicable, which is accreted as an adjustment to yield over the loans’ estimated life. Originated loans as of December 31, 2017 and 2016 represent vacation ownership mortgages receivable originated by ILG, or more specifically our Vacation Ownership segment, subsequent to the acquisitions of HVO and Vistana on October 1, 2014 and May 11, 2016, respectively.

Vacation ownership mortgages receivable carrying amounts as of December 31, 2017 and 2016 were as follows (in millions):

	December 31,			December 31,
	2017			2016
	Securitized	Unsecuritized(2)	Total	Securitized	Unsecuritized(2)	Total
Acquired vacation ownership mortgages receivable(1)	$345	$38	$383	$419	$127	$546
Originated vacation ownership mortgages receivable(1)	251	147	398	11	184	195
Less: allowance for impairment on acquired loans	(4)	(1)	(5)	—	—	—
Less: allowance for losses on originated loans	(33)	(21)	(54)	(1)	(21)	(22)
Net vacation ownership mortgages receivable	$559	$163	$722	$429	$290	$719

(1)	At various interest rates with varying payment terms through 2032 for acquired receivables and for originated receivables.
(2)

As of December 31, 2017, $9 million of unsecuritized vacation ownership receivables were not eligible for securitization. During the year ended December 31, 2017, approximately $19 million of unsecuritized receivables as of December 31, 2016 were moved into the 2016 securitized pool, thereby releasing the same amount from restricted cash. The remaining change in the unsecuritized balance between year-end 2016 and 2017 pertains to the 2017 securitization described in Note 13.

The fair value of our acquired loans as of the respective acquisition dates was determined by use of a discounted cash flow approach which calculates a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective loans, while considering anticipated defaults and early repayments determined based on historical experience. Consequently, the fair value of these acquired loans recorded on our consolidated balance sheet as of the acquisition date includes an estimate for future loan losses which becomes the historical cost basis for that existing portfolio going forward. As of December 31, 2017 and 2016, the contractual outstanding balance of the acquired loans, which represents contractually-owed future principal amounts, was $296 million and $466 million, respectively.

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

	Year Ended	Year Ended
Accretable Yield	December 31, 2017	December 31, 2016
Balance, beginning of period	$156	$12
Vistana acquired accretable yield	—	205
Accretion	(53)	(49)
Reclassification from nonaccretable difference	(4)	(12)
Balance, end of period	$99	$156
Nonaccretable difference, end of period balance	$31	$35

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

Vacation ownership mortgages receivable as of December 31, 2017 are scheduled to mature as follows (in millions):

	Vacation Ownership Mortgages Receivable
	Acquired		Originated
Twelve month period ending December 31,	Securitized Loans	Unsecuritized Loans	Securitized Loans	Unsecuritized Loans	Total
2018	$38	$4	$16	$13	$71
2019	37	3	17	9	66
2020	37	3	19	10	69
2021	35	3	21	11	70
2022	32	3	24	12	71
2023 and thereafter	89	12	154	92	347
Total	268	28	251	147	694
Plus: net premium on acquired loans(1)	77	10	—	—	87
Less: allowance for impairment on acquired loans	(4)	(1)	—	—	(5)
Less: allowance for losses on originated loans	—	—	(33)	(21)	(54)
Net vacation ownership mortgages receivable	$341	$37	$218	$126	$722
Weighted average stated interest rate as of December 31, 2017	13.3%		13.4%
Range of stated interest rates as of December 31, 2017	8.00% to 15.90%		9.90% to 15.90%

(1)

The difference between the contractual principal amount of acquired loans of $296 million and the net carrying amount of $378 million as of December 31, 2017 is related to the application of ASC 310-30.

Collectability

We assess our vacation ownership mortgages receivable portfolio of loans for collectability on an aggregate basis. Estimates of uncollectability pertaining to our originated loans are recorded as provisions in the vacation ownership mortgages receivable allowance for loan losses. For originated loans, we record an estimate of uncollectability as a reduction of sales of vacation ownership products in the accompanying consolidated statements of income at the time revenue is recognized on a vacation ownership product sale. We evaluate our originated loan portfolio collectively as it is comprised of homogeneous, smaller-balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgages receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio. As of December 31, 2017, allowance for loan losses of $54 million for uncollectability was recorded against our vacation ownership mortgages receivable for estimated losses related solely to our originated loans. Our allowance for loan losses as of December 31, 2016 was $22 million; the change in 2017 principally pertains to additional loan loss provision recorded against sales of vacation ownership products on our consolidated income statement during the year, consistent with a comparatively larger outstanding originated receivables balance.

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

We use the origination of the notes by brand (Hyatt, Sheraton, Westin, and other) and the FICO scores of the buyers as the primary credit quality indicators to calculate the allowance for loan losses for our originated vacation ownership mortgages receivable, as we believe there is a relationship between the default behavior of borrowers and the brand associated with the vacation ownership property they have acquired, supplemented by the FICO scores of the buyers. In addition to quantitatively calculating the allowance based on our static pool analysis, we supplement the process by evaluating certain qualitative data, including the aging of the respective receivables, current default trends by brand and origination year and various macroeconomic indicators.

At December 31, 2017, the weighted average FICO score within our consolidated loan pools was 713 based upon the outstanding loan balance at time of origination. The average estimated rate for all future defaults for our consolidated outstanding pool of loans as of December 31, 2017 was 10.9%.

Balances of our vacation ownership mortgages receivable by brand and by FICO score (at time of loan origination) were as follows (in millions):

	As of December 31, 2017
	700+	600-699	<600	No Score(1)	Total
Westin	$198	$94	$4	$30	$326
Sheraton	173	151	14	66	404
Hyatt	21	13	2	1	37
Other	5	1	-	3	9
Vacation ownership mortgages receivable, gross	$397	$259	$20	$100	$776

(1)	Mortgages receivable with no FICO score primarily relate to non-U.S. resident borrowers.

On an ongoing basis, we monitor credit quality of our vacation ownership mortgages receivable portfolio based on payment activity as follows:

•	Current—The consumer’s note is in good standing as payments and reporting are current per the terms contractually stipulated in the agreement.
•	Delinquent—We consider a vacation ownership mortgage receivable to be delinquent based on the contractual terms of each individual financing agreement.
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

In the event of a default, we generally have the right to recover the mortgaged VOIs and consider loans to be in default upon reaching 120 days outstanding. Our aged analysis of delinquent vacation ownership mortgages receivable and the gross balance of vacation ownership mortgages receivable greater than 120 days past‑due as of December 31, 2017 and December 31, 2016 for our originated loans are as follows (in millions):

			Delinquent			Defaulted(1)
	Receivables	Current	30-59 Days	60-89 Days	90-119 Days	≥120	Total Delinquent & Defaulted
Originated Loans
December 31, 2017	$398	$378	$6	$5	$3	$6	$20
December 31, 2016	$195	$190	$2	$1	$1	$1	$5

(1)	Mortgages receivable equal to or greater than 120 days are considered defaulted and have been fully reserved in our allowance of loan losses for originated loans.

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

As of December 31, 2017 and 2016, vacation ownership inventory is comprised of the following (in millions):

	December 31,	December 31,
	2017	2016
Completed unsold vacation ownership interests (current asset)	$495	$197
Vacation ownership projects construction in process (non-current asset)	60	189
Other	4	—
Total vacation ownership inventory	$559	$386

The increase in inventory as of December 31, 2017 from December 31, 2016 largely pertains to our ongoing development activities, in particular related to The Westin Los Cabos Resort Villas & Spa, The Westin Nanea Ocean Villas, The Westin Desert Willow, The Westin Resort & Spa, Cancun, and the Sheraton Steamboat Resort Villas, among other resorts to a lesser extent. This increase was partly offset by sales of VOI and the inventory impairment described below.

Impairment event

In September 2017, Hurricanes Irma and Maria affected several Vistana and HVO resorts and sales centers. In particular, resorts in Florida, the U.S. Virgin Islands, and Puerto Rico were in the path of these storms. As a consequence of these weather events, we recorded an estimated vacation ownership inventory impairment charge of $15 million in the period pertaining to our St. John resort, of which $10 million is offset by expected insurance proceeds deemed probable of collection. See Note 21 for more information on our insurance receivable related to this event.

This impairment charge and related expected insurance recovery pertains to our Vacation Ownership segment and are presented within general and administrative expenses in our consolidated income statement for the year-ended December 31, 2017. We used an income approach with Level 3 inputs as our valuation method to estimate the fair value of the related vacation ownership inventory. The estimates used in this valuation are subject to refinement as additional information becomes available with regard to repairs and reconstruction plans for this resort. Our Puerto Rico resort is predominantly sold-out and, consequently, our unsold vacation ownership inventory balance is inconsequential.

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES

Our investments in unconsolidated entities, recorded under the equity method of accounting in accordance with guidance in ASC 323, “Investments—Equity Method and Joint Ventures,” primarily consists of an ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a Hyatt branded vacation ownership resort in Hawaii, and Vistana’s Harborside at Atlantis joint venture which performs sales, marketing and management services for a vacation ownership resort in the Bahamas. Our equity income from investments in unconsolidated entities, recorded in equity in earnings from unconsolidated entities in the accompanying consolidated statement of income, was $4 million for the year-ended December 31, 2017, and $5 million for each of the years ended 2016 and 2015.

Our ownership percentages of the Maui Timeshare Venture and Harborside investments are 33% and 50%, respectively, and ownership percentage of the other investments is 25%. The carrying value of our investments in unconsolidated entities as of December 31, 2017 and 2016 were as follows (in millions):

	December 31,	December 31,
	2017	2016
Maui Timeshare Venture, LLC	$42	$42
Harborside at Atlantis	11	12
Other	1	5
Total	$54	$59

The change in Other investments from December 31, 2016 in the table above reflects the consolidation of our Great Destinations joint venture, as further discussed in Note 3.

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment, net is as follows (in millions):

	December 31,	December 31,
	2017	2016
Computer equipment	$43	$38
Capitalized software (including internally developed software)	177	150
Land, buildings and leasehold improvements	431	368
Land held for development	56	56
Furniture, fixtures and other equipment	72	52
Construction projects in progress	20	47
Other projects in progress	40	37
Total property and equipment	839	748
Less: accumulated depreciation and amortization	(223)	(168)
Total property and equipment, net	$616	$580

The increase in property and equipment as of December 31, 2017 from December 31, 2016 is in large part attributable to our development activities pertaining to assets primarily used to support marketing and sales activities and resort operations at the following resorts:

•	Sheraton Kauai Resort,
•	Westin Los Cabos Resort Villas & Spa
•	Westin Nanea Ocean Villas
•	Westin Resort & Spa, Cancun

The increase to property and equipment was partly offset by transfers to inventory (non-current) related to the conversion activities at Sheraton Steamboat Resort Villas and The Westin Resort and Spa, Cancun, as well as a $11 million disposal of long-lived assets attributable to our Westin resort in St. John due to the weather events discussed in Note 6. This disposal pertains to our Vacation Ownership segment and was fully offset by expected insurance proceeds deemed probable of collection.

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

The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill, for the years ended December 31, 2017 and 2016 (in millions):

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2017	Additions	Deductions	Translation	Impairment	December 31, 2017
VO management	$35	$—	$—	$2	$—	$37
VO sales and financing	7	4	—	—	—	11
Exchange	496	—	—	—	—	496
Rental	20	—	—	—	—	20
Total	$558	$4	$—	$2	$—	$564

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2016	Additions	Deductions	Translation	Impairment	December 31, 2016
VO management	$38	$—	$—	$(3)	$—	$35
VO sales and financing	7	—	—	—	—	7
Exchange	496	—	—	—	—	496
Rental	20	—	—	—	—	20
Total	$561	$—	$—	$(3)	$—	$558

The $6 million increase in our goodwill balance as of December 31, 2017 from December 31, 2016 consists of $4 million of additional goodwill recorded as part of the consolidation of our Great Destinations joint venture, as further discussed in Note 3, and $2 million related to foreign currency translation of goodwill carried on the books of an ILG entity whose functional currency is not the US dollar.

Goodwill Impairment Tests

ILG tests goodwill and other indefinite‑lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Goodwill is tested for impairment based on either a qualitative assessment or a two‑step impairment test, as more fully described in Note 2. When performing the two‑step impairment test, if the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded.

As of October 1, 2017, we assessed the carrying value of goodwill and other intangible assets of each of our four reporting units pursuant to the two-step impairment approach. Goodwill assigned to VO Sales and Financing, VO Management, Exchange, and Rental, our reporting units as of that date, was $11 million, $37 million, $496 million and $20 million, respectively. The first step of the impairment test concluded the carrying value of our reporting units did not exceed its fair value; consequently, the second step of the impairment test was not necessary and goodwill was not determined to be impaired.

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

Accumulated historical goodwill impairment losses as of January 1, 2016 were $34 million which related to components within our Rental reporting unit. There have been no accumulated historical impairments of goodwill for any of our other reporting units through December 31, 2017.

Other Intangible Assets

As of October 1, 2017 and 2016, we performed a full impairment test on our indefinite-lived intangible assets which was comprised of calculating the fair value of these intangible assets and comparing such against their carrying amount and concluded no impairment was present.

The balance of other intangible assets, net for the years ended December 31, 2017 and 2016 is as follows (in millions):

	December 31,	December 31,
	2017	2016
Intangible assets with indefinite lives	$120	$114
Intangible assets with definite lives, net	320	339
Total intangible assets, net	$440	$453

The $6 million increase in our indefinite‑lived intangible assets during the year ended December 31, 2017 pertains to associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

At December 31, 2017 and 2016, intangible assets with indefinite lives relate to the following (in millions):

	December 31,	December 31,
	2017	2016
Resort management contracts	$76	$70
Trade names and trademarks	44	44
Total	$120	$114

At December 31, 2017, intangible assets with definite lives relate to the following (in millions):

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Life (Years)
Customer relationships	$287	$(143)	$144	22
Purchase agreements	76	(76)	—	—
Resort management contracts	246	(71)	175	20
Technology	25	(25)	—	—
Other	23	(22)	1	—
Total	$657	$(337)	$320	21

At December 31, 2016, intangible assets with definite lives relate to the following (in millions):

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Amortization Life (Years)
Customer relationships	$287	$(137)	$150	23
Purchase agreements	76	(76)	—	—
Resort management contracts	245	(58)	187	21
Technology	25	(25)	—	—
Other	23	(21)	2	2
Total	$656	$(317)	$339	22

In accordance with our policy on the recoverability of long‑lived assets, we review the carrying value of all long‑lived assets, primarily property and equipment and definite‑lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long‑lived asset (asset group) may be impaired. For the years ended December 31, 2017 and 2016, we did not identify any events or changes in circumstances indicating that the carrying value of a long lived asset (or asset group) may be impaired; accordingly, a recoverability test was not warranted.

Amortization of intangible assets with definite lives is primarily computed on a straight‑line basis. Total amortization expense for intangible assets with definite lives was $20 million, $19 million and $14 million for the years ended December 31, 2017, 2016 and 2015, respectively. Based on the December 31, 2017 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in millions):

Twelve month period ending December 31,
2018	$19
2019	19
2020	19
2021	17
2022	15
2023 and thereafter	231
$320

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

The following table shows assets which are collateral for the related obligations of the variable interest entities, included in our consolidated balance sheets (in millions):

	Vacation Ownership Notes Receivable Securitization (1)
	December 31,	December 31,
	2017	2016
Assets
Restricted cash	$20	$34
Interest receivable	4	3
Vacation ownership mortgages receivable, net	559	429
Total	$583	$466

Liabilities
Interest payable	$1	$1
Securitized debt	575	430
Total	$576	$431

(1)	The creditors of these entities do not have general recourse to us.

Upon transfer of vacation ownership mortgages receivable, net to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in our restricted cash. Our interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts' debt. Unless we exceed certain triggers related to default levels and collateralization of the securitized pool, we are contractually entitled to receive the excess cash flows (spread between the collections on the mortgages and payment of third party obligations and debt service on the trusts’ debt defined in the securitization agreements) from the VIEs. Such activity totaled $50 million from December 31, 2016 through December 31, 2017.

The net cash flows generated by the VO mortgages receivable in the VIEs are used to repay our securitized debt from VIEs and, excluding any restricted cash balances, are reflected in the operating activities section of our consolidated statements of cash flows. Proceeds and repayments pertaining to our securitized debt from VIEs is reflected in the financing activities section of our consolidated statements of cash flows. Refer to Note 13 for additional discussion on our securitized debt from VIEs.

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the general components of accrued expenses and other current liabilities (in millions):

	December 31,	December 31,
	2017	2016
General accrued expenses	$84	$62
Accrued other taxes	19	13
Customer deposits	76	71
Accrued membership-related costs	17	18
Accrued construction costs	15	16
Member deposits	6	7
Accrued expenses and other current liabilities	$217	$187

NOTE 12—DEFERRED REVENUE

The following table summarized the general components of deferred revenue (in millions):

	December 31,	December 31,
	2017	2016
Deferred membership-related revenue	$152	$157
HOAs	76	—
Other	10	9
Total	$238	$166

Deferred membership-related revenue primarily relates to membership fees from our Exchange and Rental segment, which are deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight-line basis. HOAs deferred revenue predominantly pertains to maintenance fees collected from their respective owners which are earned over the applicable maintenance period.

Other deferred revenue pertains primarily to annual maintenance fees collected in our European VO management business which are not yet earned and other items.

NOTE 13—SECURITIZED VACATION OWNERSHIP DEBT

As discussed in Note 10, the VIEs associated with the securitization of our VOI mortgages receivable are consolidated in our financial statements. Securitized vacation ownership debt consisted of the following (in millions):

	December 31,	December 31,
	2017	2016
2011 securitization, interest rates ranging from 3.67% to 4.82%, maturing 2026	$—	$44
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	33	46
2016 securitization, interest rates ranging from 2.54% to 2.74%, maturing 2026	244	345
2017 securitization, interest rates ranging from 2.33% to 2.93%, maturing 2029	305	—
Unamortized debt issuance costs (2016 & 2017 securitization)	(7)	(5)
Total securitized vacation ownership debt, net of debt issuance costs	$575	$430

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

Of the $325 million in proceeds from the transaction, approximately $65 million was held in escrow to purchase additional vacation ownership loans, including the redemption of the outstanding balance on Vistana’s 2011 securitization completed in December 2017. The remainder of the proceeds were used to pay down a portion of the borrowings outstanding under our $600 million revolving credit facility, pay transaction expenses, fund required reserves  and for general corporate purposes.

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

Of the $375 million in proceeds from the transaction, approximately $33 million was used to repay the outstanding balance on Vistana’s 2010 securitization and the remainder was used to pay down a portion of the borrowings outstanding under our $600 million revolving credit facility, pay transaction expenses, fund required reserves and for general corporate purposes. In the first quarter of 2017, the VIE purchased approximately $19 million of loans, allowing for the release of the proceeds held in escrow as of December 31, 2016.

During the years ended December 31, 2017 and 2016, interest expense associated with securitized vacation ownership debt totaled $12 million and $5 million, respectively, and is reflected within consumer financing expenses in our accompanying consolidated statements of income. The securitized debt is non-recourse with no contractual minimum repayment amounts throughout its term. The amount of each principal payment is contingent on the cash flows from the underlying vacation ownership notes in a given period. Refer to Note 5 for the stated maturities of our securitized vacation ownership notes receivable, which provide an indication of the potential repayment pattern before the impact of any prepayments or defaults.

As of December 31, 2017 and 2016, total unamortized debt issuance costs pertaining to the 2016 and 2017 securitizations were $7 million and $5 million, respectively, which is presented as a reduction of securitized debt from VIEs in the accompanying consolidated balance sheets. Unamortized debt issuance costs pertaining to our securitized debt are amortized to interest expense using the effective interest method through the estimated life of the respective debt instruments.

NOTE 14—LONG-TERM DEBT

Long‑term debt is as follows (in millions):

	December 31,	December 31,
	2017	2016
Revolving credit facility (interest rate of 3.10% at December 31, 2017 and of 2.27% at December 31, 2016)	$220	$240
5.625% senior notes	350	350
Unamortized debt issuance costs (revolving credit facility)	(3)	(4)
Unamortized debt issuance costs (senior notes)	(5)	(6)
Total long-term debt, net of debt issuance costs	$562	$580

Credit Facility

On April 10, 2015, we entered into a third amendment to the amended credit agreement which changed the leverage‑based financial covenant from a maximum consolidated total leverage to EBITDA ratio of 3.5 to 1.0 to a maximum consolidated secured leverage to EBITDA ratio of 3.25 to 1.0. In addition, the amendment added an incurrence test requiring a maximum consolidated total leverage to EBITDA ratio of 4.5 to 1.0 on a pro forma basis in certain circumstances in which we make acquisitions or investments, incur additional indebtedness or make restricted payments. Also, the amendment added an additional pricing level to the pricing grid for when the consolidated leverage to EBITDA ratio equals or exceeds 3.5 to 1.0. This pricing level is either LIBOR plus 2.5% or the base rate plus 1.5%

and requires a commitment fee on undrawn amounts of 0.4% per annum. There were no other material changes under this amendment.

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

As of December 31, 2017, there was $220 million outstanding with $366 million available to be drawn, net of letters of credit. Any principal amounts outstanding under the revolving credit facility are due at maturity. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.5%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.5%, in each case based on our consolidated total leverage ratio. At December 31, 2017, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The amended credit agreement has a commitment fee on undrawn amounts that ranges from 0.25% to 0.40% per annum based on our leverage ratio and as of December 31, 2017 the commitment fee was 0.275%.

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

Senior Notes

In April 2015, we completed a private offering of $350 million in aggregate principal amount of our 5.625% senior notes due in 2023. As of December 31, 2017, total unamortized debt issuance costs relating to these senior notes were $5 million, which are presented as a direct deduction from the principal amount. Interest on the senior notes is paid semi-annually in arrears on April 15 and October 15 of each year. The senior notes are unsecured and fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries that are required to guarantee the amended credit facility. Additionally, the voting stock of the issuer and the subsidiary guarantors is 100% owned by ILG. The senior notes are redeemable from April 15, 2018 at a redemption price starting at 104.219% which declines over time.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We met the minimum fixed charge coverage ratio as of December 31, 2017. In addition, the amended credit agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt, over consolidated Earnings Before Interest,

Taxes, Depreciation and Amortization (“EBITDA”), as defined. We are also required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of December 31, 2017, the maximum consolidated secured leverage ratio was 3.25x and the minimum consolidated interest coverage ratio was 3.0x. ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.68 and 14.31, respectively.

Interest Expense and Debt Issuance Costs

Interest expense for the years ended December 31, 2017, 2016 and 2015 was $26 million, $23 million and $21 million, respectively. Interest expense is net of capitalized interest relating primarily to VO resorts under construction and internally-developed software totaling $5 million and $4 million for the years ended December 31, 2017 and 2016, respectively, and a neglible amount for the year ended December 31, 2015.

As of December 31, 2017, total unamortized debt issuance costs were $8 million, net of $7 million of accumulated amortization, incurred in connection with the issuance and various amendments to our amended credit agreement, the issuance of our senior notes in April 2015 and the exchange for registered notes in June 2016. As of December 31, 2016, total unamortized debt issuance costs were $10 million, net of $5 million of accumulated amortization. Unamortized debt issuance costs are presented as a reduction of long-term debt in the accompanying consolidated balance sheets, pursuant to ASC 2015-03. Unamortized debt issuance costs are amortized to interest expense through the maturity date of our respective debt instruments using the effective interest method for those costs related to our senior notes, and on a straight-line basis for costs related to our amended credit agreement.

NOTE 15—FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the year ended December 31, 2017. Our financial instruments are detailed in the following table.

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Cash and cash equivalents	$122	$122	$126	$126
Restricted cash and cash equivalents	230	230	118	118
Financing receivables	20	20	19	19
Vacation ownership mortgages receivable	722	770	719	737
Investments in marketable securities	13	13	14	14
Securitized debt	575	563	430	425
Revolving credit facility(1)	(217)	(220)	(236)	(240)
Senior notes(1)	(345)	(364)	(344)	(361)

(1)

The carrying value of our revolving credit facility and senior notes as of December 31, 2017 include $3 million and $5 million of unamortized debt issuance costs, respectively, and $4 million and $6 million as of December 31, 2016, which are presented as a direct reduction of the corresponding liability.

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

The financing receivables as of December 31, 2017 are presented in our consolidated balance sheet within other non‑current assets and principally pertain to a convertible secured loan to CLC that matures October of 2019 with interest payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion. The carrying value of this financing receivable approximates fair value through inputs inherent to the originating value of this loan, such as interest rates and ongoing credit risk accounted for through non‑recurring adjustments for estimated credit losses as necessary (Level 2). The stated interest rate on this loan is comparable to market. Interest is recognized within our “Interest income” line item in our accompanying consolidated statements of income for the years ended December 31, 2017, 2016 and 2015.

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

Investments in marketable securities consist of marketable securities (mutual funds) related to deferred compensation plans which are funded in a Rabbi trust as of December 31, 2017 and 2016 and classified as other noncurrent assets in the accompanying consolidated balance sheets. Participants in the deferred compensation plan unilaterally determine how their compensation deferrals are invested within the confines of the Rabbi trust which holds the marketable securities. Consequently, management has designated these marketable securities as trading investments, as allowed by applicable accounting guidance, even though there is no intent by ILG to actively buy or sell securities with the objective of generating profits on short‑term differences in market prices. These marketable securities are recorded at a fair value of $13 million and $14 million as of December 31, 2017 and 2016, respectively, based on quoted market prices in active markets for identical assets (Level 1). We recognized a $2 million unrealized trading gain for the year ended December 31, 2017 and a $1 million unrealized trading gain for the year ended December 31, 2016. These unrealized trading gains have an accompanying offsetting adjustment to employee compensation expense and are each included within general and administrative expenses in the accompanying consolidated statement of income. See Note 17 for further discussion in regards to this deferred compensation plan.

Our non-public, securitized debt fair value is determined based upon discounted cash flows for the debt using Level 3 inputs such as rates deemed reasonable for the type of debt, prevailing market conditions and the length of maturity for the debt.

Borrowings under our senior notes (issued April 2015) and revolving credit facility are carried at historical cost and adjusted for principal payments. The fair value of our senior notes was estimated at December 31, 2017 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our senior notes (Level 2). The carrying value of the outstanding balance under our revolving credit facility, exclusive of debt issuance costs, approximates fair value as of December 31, 2017 and 2016 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

NOTE 16—EQUITY

ILG has 300 million authorized shares of common stock, par value of $0.01 per share. At December 31, 2017, there were 134.1 million shares of ILG common stock issued, of which 124.1 million are outstanding with 10.0 million shares held as treasury stock. At December 31, 2016, there were 133.5 million shares of ILG common stock issued, of which 124.7 million were outstanding with 8.9 million shares held as treasury stock.

ILG has 25 million authorized shares of preferred stock, par value of $0.01 per share, none of which are issued or outstanding as of December 31, 2017 and 2016. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

In connection with the acquisition of Vistana in May 2016, we issued 72.4 million shares of ILG common stock, valued at $1 billion as of the acquisition date, to the holders who received Vistana common stock in the spin-off from its former parent.

Dividend Declared

In February, May, August and November of 2017, our Board of Directors declared a quarterly dividend payment of $0.15 per share paid in March, June, September and December of 2017, respectively, amounting to $19 million each.

In February 2018, our Board of Directors declared a $0.175 per share dividend payable March 30, 2018 to shareholders of record on March 16, 2018.

Our ability to continue to pay dividends in the future may be restricted by covenants in our credit agreement or if we do not have sufficient surplus under Delaware law. Additionally, our Board of Directors may determine not to declare dividends if they deem this action to be in ILG’s best interests. Discontinuing payment of dividends could change the manner, timing and/or ability to realize gains on investment in ILG common stock.

Stockholder Rights Plan

In June 2009, ILG’s Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a stockholders rights plan and declared a dividend of one right for each outstanding share of common stock held by our stockholders of record as of the close of business on June 22, 2009. On December 6, 2017, we amended the rights plan to accelerate the expiration of our preferred stock purchase rights from June 10, 2019 to December 6, 2017, which effectively terminated the rights agreement on such date and all rights expired.

Share Repurchase Program

In May 2016, our Board of Directors increased the then remaining share repurchase authorization to a total of $100 million. In November 2016, the Board authorized repurchases of up to $50 million of ILG common stock. During the year ended December 31, 2017, we repurchased 1.1 million shares for $28 million, including commissions, with $21 million available for future repurchases as of December 31, 2017. During the year ended December 31, 2016, we repurchased 6.5 million shares for $101 million, including commissions and there were no repurchases of common stock during the year ended December 31, 2015.

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

Accumulated Other Comprehensive Loss

Entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the years ended December 31, 2017, 2016 and 2015 there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments, as disclosed in our accompanying consolidated statements of comprehensive income.

Noncontrolling Interests

Noncontrolling Interest—VRI Europe

In connection with the VRI Europe transaction on November 4, 2013, CLC was issued a noncontrolling interest in VRI Europe representing 24.5% of the business, which was determined based on the purchase price paid by ILG for its 75.5% ownership interest as of the acquisition date. As of December 31, 2017 and 2016, this noncontrolling interest amounts to $29 million and $26 million, respectively, and is presented on our consolidated balance sheets as a component of equity. The change from December 31, 2016 to December 31, 2017 relates to the recognition of the noncontrolling interest holder’s proportional share of VRI Europe’s earnings, as well as the translation effect on the foreign currency based amount.

The parties have agreed not to transfer their interests in VRI Europe or CLC’s related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG’s VRI Europe shares in connection with a sale of the entire CLC resort business subject to achieving minimum returns and a preemptive right by ILG. As of December 31, 2017, there have been no changes in ILG’s ownership interest in VRI Europe.

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

Noncontrolling Interest – HOAs

A component of ILG’s noncontrolling interest balance pertains to our consolidated HOAs and represents the proportion related to individual or third-party VOI owners. As of December 31, 2017, this noncontrolling interest amounted to $8 million and is presented on our consolidated balance sheet as a component of equity.

NOTE 17—BENEFIT PLANS

Under retirement savings plans sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre‑tax earnings, but not more than statutory limits. ILG provides a discretionary match of fifty cents for each dollar a participant contributes into a plan with a maximum contribution of 3% of a participant’s eligible earnings, with employees participating in the safe harbor plan, also receiving a 100% match for the first 1% of the participant’s eligible earnings, subject to Internal Revenue Service (“IRS”) restrictions. Net matching contributions for the ILG plans were $9 million, $5 million and $2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Matching contributions were invested in the same manner as each participant’s voluntary contributions in the investment options provided under the plans.

Effective August 20, 2008, a deferred compensation plan (the “Director Plan”) was established to provide non‑employee directors of ILG an option to defer director fees on a tax‑deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 69,788 share units were outstanding at December 31, 2017. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

Effective October 1, 2014, a non-qualified deferred compensation plan (the “DCP”) was established to allow eligible employees of ILG an option to defer compensation on a tax-deferred basis. Participants in the DCP currently include only certain HVO and Vistana employees that participated in similar plans prior to the respective acquisitions. Participants are fully vested in all amounts held in their individual accounts. Participants have only an unsecured claim against ILG for the future payment of the deferred amounts, although payment is indirectly secured through a fully funded Rabbi trust. The Rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi trust are not available for general corporate purposes. Amounts in the Rabbi trust are invested in mutual funds, as selected by participants, which are designated as trading securities and carried at fair value. As of December 31, 2017 and 2016, the fair value of the investments in the Rabbi trust was $13 million and $14 million, respectively, which is recorded in other non-current assets with the corresponding deferred compensation liability recorded in other long-term liabilities in the consolidated balance sheets. Unrealized gains or losses related to the investments are offset by a corresponding adjustment to compensation expense, all within general and administration expense in our consolidated income statements.

NOTE 18—STOCK‑BASED COMPENSATION

On May 21, 2013, ILG adopted the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan (2013 Stock and Incentive Plan) which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock‑based awards. RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock whereby the value of each award is equal to the fair value of ILG common stock at the date of grant. The exception being for RSUs subject to relative total shareholder return performance criteria, for which the fair value is based on a Monte Carlo simulation analysis. Each RSU and share of restricted stock is subject to service‑based vesting, where a specific period of continued employment must pass before an award vests. We grant awards subject to graded vesting (i.e., portions of the award vest at different times during the vesting period) or to cliff vesting (i.e., all awards vest at the end of the vesting period). In addition, certain RSUs are subject to attaining specific performance criteria.

We recognize non‑cash compensation expense for all RSUs and restricted stock held by our employees. For RSUs to be settled in stock, the accounting charge is measured at the grant date as the fair value of ILG common stock and expensed as non‑cash compensation over the vesting term using the straight‑line basis for service awards and the accelerated basis for performance‑based awards with graded vesting. Certain cliff vesting awards with performance criteria are tied to anticipated future financial performance in determining the fair value of the award, while other cliff vesting awards with performance criteria are tied to the achievement of relative total shareholder return criteria. This value is recognized as expense over the service period using the straight‑line recognition method. The expense associated with RSU awards to be settled in cash is initially measured at fair value at the grant date and expensed ratably over the vesting term, recording a liability subject to mark‑to‑market adjustments for changes in the price of the respective common stock, as compensation expense.

Shares underlying RSUs are not issued or outstanding until vested. In relation to our quarterly dividend, unvested RSUs and restricted stock are credited with dividend equivalents, in the form of additional RSUs, when dividends are paid on our shares of common stock. Such additional RSUs are forfeitable and will have the same vesting dates and will vest under the same terms as the RSUs and restricted stock in respect of which such additional RSUs are credited. Given such dividend equivalents are forfeitable, we do not consider them to be participating securities and, consequently, they are not subject to the two‑class method of determining earnings per share.

Under the 2013 Stock and Incentive Compensation Plan, the maximum aggregate number of shares of common stock reserved for issuance as of adoption is 4.1 million shares, less one share for every share granted under any prior plan after December 31, 2012. In August 2016, the 2013 Stock and Incentive Compensation Plan was amended to increase the plan balance by 4 million shares. As of December 31, 2017, 3.3 million shares were available for future issuance under the 2013 Stock and Incentive Compensation Plan.

During 2017, 2016 and 2015, the Compensation Committee granted 950,000, 1.6 million and 521,000 RSUs, respectively, vesting over one to four years, to certain officers, board of directors and employees of ILG and its subsidiaries. Of these RSUs granted in 2017, 2016 and 2015, approximately 251,000, 533,000 and 105,000, respectively, cliff vest in three years and approximately 213,000, 402,000 and 54,000, respectively, are subject to performance criteria that could result between 0% and 200% of these awards being earned either based on defined adjusted EBITDA, revenue, or relative total shareholder return targets over the respective performance period, as specified in the award document. Additionally, on May 11, 2016, in connection with the acquisition of Vistana, we issued a total of 713,000 shares of restricted stock and 11,000 RSUs upon conversion of unvested equity grants held by Vistana’s employees to grants under the 2013 Stock and Incentive Plan with a fair value of $10 million, of which $2 million and $8 million were attributed to pre-acquisition and post-acquisition services, respectively. The converted awards generally have the same terms and conditions as the original Starwood awards and vest through the first quarter of 2019.

For the 2017, 2016 and 2015 RSUs subject to relative total shareholder return performance criteria, the number of RSUs that may ultimately be awarded depends on whether the market condition is achieved. We used a Monte Carlo simulation analysis to estimate a per unit grant date fair value of $28.23 for 2017, $13.13 for 2016 and $40.71 for 2015, for these performance based RSUs. This analysis estimates the total shareholder return ranking of ILG as of the grant date relative to two peer groups approved by the Compensation Committee, over the remaining performance period. The expected volatility of ILG’s common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk‑free interest rate assumption was based on observed interest rates consistent with the approximate three–year performance measurement period.

Non‑cash compensation expense related to RSUs and restricted stock for the years ended December 31, 2017, 2016 and 2015 was $22 million, $18 million and $13 million, respectively. At December 31, 2017, there was approximately $23 million of unrecognized compensation cost related to RSUs and restricted stock, which is currently expected to be recognized over a weighted average period of approximately 1.8 years.

The amount of stock‑based compensation expense recognized in the consolidated statements of income for periods prior to January 1, 2017 was reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate was estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods for any changes to the estimated forfeiture rate from that previously estimated. With the adoption of ASU 2016-09 on January 1, 2017, we no longer reduce stock-based compensation by estimated forfeitures. Instead we account for forfeitures when they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant‑date value of the award tranche that is actually vested at that date.

Non‑cash stock‑based compensation expense related to equity awards is included in the following line items in the accompanying consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Year Ended December 31,
	2017	2016	2015
Cost of sales	$2	$2	$1
Selling and marketing expense	2	2	1
General and administrative expense	18	14	11
Non-cash compensation expense	22	18	13
Income tax benefit	(8)	(7)	(5)
Non-cash compensation expense after income taxes	$14	$11	$8

The following table summarizes RSU activity during the years ended December 31, 2017, 2016 and 2015:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(In millions)
Non-vested RSUs at December 31, 2014	2	$20.23
Granted	1	25.64
Vested	(1)	17.34
Forfeited	—	21.98
Non-vested RSUs at December 31, 2015	2	$22.98
Granted	2	13.53
Vested	(1)	20.52
Forfeited	—	16.36
Non-vested RSUs at December 31, 2016	3	$16.71
Granted	1	20.55
Vested	(1)	17.58
Forfeited	—	20.01
Non-vested RSUs at December 31, 2017	3	$17.53

NOTE 19—INCOME TAXES

U.S. Tax Reform

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. Changes in tax law are accounted for in the period of enactment. The Tax Reform Act, which was enacted on December 22, 2017, significantly changes U.S. tax law by, among other things, lowering the statutory corporate tax rate from 35% to 21% effective in 2018, eliminating certain deductions, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. We have not completed our determination of the accounting implications of the Tax Reform Act on our tax accruals. However, we have reasonably estimated the effects of the Tax Reform Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax benefit for the impact of the Tax Reform Act of approximately $51 million. This amount is primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%, partially offset by the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries (the “Transition Tax”).

Of the provisional tax benefit recorded of $51 million, $63 million relates to the remeasurement of our net deferred tax liabilities to reflect the reduction in the U.S. statutory corporate tax rate. This provisional benefit was partially offset by a provisional tax expense of $12 million related to the one-time Transition Tax and the implications of repatriating those foreign earnings in the future. Under the Tax Reform Act, all accumulated foreign earnings are mandatorily deemed to be repatriated and taxed, which is also referred to as the Transition Tax. The Transition Tax is assessed regardless of whether ILG will actually repatriate its undistributed foreign earnings. Historically, it has been ILG’s practice and intention to reinvest the earnings of certain of its foreign subsidiaries. In light of the significant changes made by the Tax Reform Act, ILG will no longer be permanently reinvested with regards to the earnings of its foreign subsidiaries. A provisional tax expense was recorded related to taxes that could apply to these earnings such as foreign withholding taxes and certain U.S. state taxes. ILG will continue to be permanently reinvested with respect to the remaining excess of the amount for financial reporting over the tax basis of investments in our foreign subsidiaries.

The ultimate impact of the Tax Reform Act may differ, possibly materially, from these provisional amounts due to among other things, additional analysis, changes in interpretations and assumptions ILG has made, additional regulatory guidance that may be issued, and actions ILG may take as a result of the Tax Reform Act. Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118.  As such, we expect to complete our analysis no later than December 22, 2018.

U.S. and foreign earnings from continuing operations before income taxes and noncontrolling interest are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
U.S.	$167	$308	$91
Foreign	30	16	25
Total	$197	$324	$116

The components of the provision for income taxes attributable to continuing operations are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Current income tax provision
Federal	$27	$31	$29
State	3	7	5
Foreign	20	11	4
Current income tax provision	50	49	38
Deferred income tax provision (benefit)
Federal	(44)	19	1
State	6	1	1
Foreign	14	(12)	1
Deferred income tax provision (benefit)	(24)	8	3
Income tax provision	$26	$57	$41

ILG records a deferred tax asset, or future tax benefit, based on the amount of non cash compensation expense recognized in the financial statements for stock based awards. For income tax purposes, ILG receives a tax deduction equal to the stock price on the vesting date of the stock based awards. Upon vesting of these awards, the deferred tax assets are reversed, and the difference between the deferred tax asset and the realized income tax benefit creates an excess tax benefit or deficiency. In March 2016, the FASB issued ASU 2016-09 to simplify the current accounting for stock compensation. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. In accordance with this ASU, for the year ended December 31, 2017, ILG included a net benefit of $2 million within the income tax provision. During 2016, ILG recorded to APIC a net deficiency of approximately $2 million associated with stock-based awards, while in 2015, net excess tax benefits associated with stock based awards of approximately $2 million was recorded to APIC.

The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below (in millions). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2017	2016
Deferred tax assets:
Deferred revenue	$17	$36
Inventory	5	48
Provision for accrued expenses	19	25
Non-cash compensation	8	10
Net operating loss, capital loss and tax credit carryforwards	38	45
Other	6	9
Total deferred tax assets	93	173
Less valuation allowance	(47)	(36)
Net deferred tax assets	46	137
Deferred tax liabilities:
Intangible and other assets	(125)	(192)
Deferred membership costs	(3)	(6)
Property and equipment	(17)	(8)
Investments in unconsolidated entities	(4)	(5)
Sales of vacation ownership interests	(12)	(63)
Other	(13)	(15)
Total deferred tax liabilities	(174)	(289)
Net deferred tax liability	$(128)	$(152)

At December 31, 2017 and 2016, ILG had foreign NOLs of approximately $35 million ($10 million tax effected) and $46 million ($14 million tax effected), respectively, available to offset future income, virtually all of which will expire in various years beginning in 2021 and extending through 2027.

At December 31, 2017 and 2016, ILG had state NOLs of approximately $42 million and $50 million, respectively, which each is approximately $2 million tax effected and will expire in various years beginning in 2018 and extending through 2036.

At December 31, 2017 and 2016, ILG had capital loss carryforwards of approximately $58 million ($15 million tax effected) and $55 million ($21 million tax effected), respectively, which will expire in 2019 and 2020.

At December 31, 2017 and 2016, ILG had state tax credit carryforwards of approximately $2 million, all of which are indefinite.  It is more likely than not that substantially all of these state tax credits will be realized.

At December 31, 2017 and 2016, ILG had other various tax credit carryforwards of approximately $9 million and $6 million, respectively, which will expire in 2026 and 2027. It is more likely than not that substantially all of these tax credits will be realized.

A valuation allowance for deferred tax assets is provided when it is more likely than not that certain deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the history of taxable income in recent years, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies to make this assessment. At December 31, 2017, ILG had a valuation allowance of approximately $47 million related to a portion of the foreign NOLs, other foreign assets and materially all of the state NOLs and all capital loss carryforwards for which, more likely than not, the tax benefit will not be realized. During 2017, ILG’s valuation allowance increased by $11 million.  This net increase is primarily related to a determination that it is more likely than not that certain deferred tax assets in Mexico will not be realized, partially offset by the remeasurement of certain valuation allowances as a result of the Tax Reform Act.

A reconciliation of total income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes and noncontrolling interest is shown as follows (in millions, except percentages):

	Year Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Income tax provision at the federal statutory rate of 35%	$69	35.0	$113	35.0	$41	35.0
State income taxes, net of effect of federal tax benefit	7	3.3	5	1.4	4	3.5
Foreign income taxed at a different statutory tax rate	(5)	(2.5)	(3)	(0.9)	(4)	(3.5)
U.S. tax consequences of foreign operations	1	0.7	(1)	(0.2)	—	0.1
Gain on acquisition	(1)	(0.3)	(57)	(17.6)	—	—
Tax Reform Act	(51)	(25.8)	—	—	—	—
Foreign branch operations	(23)	(12.0)	—	—	—	—
Change in valuation allowance	18	9.3	—	—	—	—
Mexico inflation adjustment	4	2.1	—	—	—	—
Other, net	7	3.4	—	—	—	0.2
Income tax provision	$26	13.2	$57	17.7	$41	35.3

ILG has certain U.S. subsidiaries that have a foreign branch in Mexico and are subject to tax in both jurisdictions.  During the period, a valuation allowance was recorded on certain deferred tax assets in Mexico of approximately $21 million since it was determined that it was more likely than not that these assets will not be realized.  This adjustment is recorded in the change in valuation allowance line in the reconciliation.  In addition, an offsetting adjustment of $21 million was recorded in the foreign branch operations line to account for the decrease in the corresponding deferred tax liability recorded in the U.S. Overall, the impact of these two adjustments entirely offset.

ASC 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of December 31, 2017, 2016 and 2015, ILG did not have any material unrecognized tax benefits. All amounts rounded to less than a million, but which if recognized, would favorably affect the effective tax rate. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There were no material accruals for interest during 2017, 2016 and 2015. In connection with the acquisition of Vistana, Starwood and ILG entered into a Tax Matters Agreement. Under the Tax Matters Agreement, Starwood indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-close period. Accordingly, any unrecognized tax benefits and related interest for Vistana related to the pre-close period that are the obligation of its former parent have not been recorded.

ILG believes that its unrecognized tax benefits will not materially change within twelve months of the current reporting date. An estimate of other changes in unrecognized tax benefits cannot be made, but is not expected to be significant.

ILG files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. As of December 31, 2017, no open tax years are currently under examination by the IRS. The U.S. federal statute of limitations for years prior to and including 2013 has closed. ILG’s consolidated state tax return for the tax years, 2013 through 2015, was under examination by the State of Florida. During the third quarter of 2017, the State of Florida completed its audit and issued a Notice of Proposed Assessment with no changes. The audit is now closed. No other tax years are currently under examination in any material state and local jurisdictions. Vistana, by virtue of previously filed consolidated tax returns with Starwood, is under audit by the IRS for several pre-close periods. Vistana is also under audit in Mexico for the tax years ended December 31, 2012 and 2013. Under the Tax Matters Agreement, Starwood indemnifies ILG for all income tax liabilities and related interest and penalties for the pre-close period.

The Tax Reform Act is comprehensive tax legislation containing several other provisions that will affect 2018 and later years and which will need to be further analyzed by ILG. Such additional provisions, beginning in 2018, include two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require ILG to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. ILG may be subject to incremental U.S. tax on GILTI income beginning in 2018 or in later years. ILG has elected to account for GILTI tax in the period in which it is incurred, and therefore, ILG has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

The BEAT provisions in the Tax Reform Act disallows the deduction of certain base-erosion payments made to foreign corporations by imposing a minimum tax if greater than regular tax. ILG does not expect it will be subject to this tax, but has not completed its analysis of the provision and the implications to ILG.

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

Information on reportable segments and reconciliation to consolidated operating income is as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Vacation Ownership:
Resort operations revenue	$213	$136	$17
Management fee and other revenue	158	111	88
Sales of vacation ownership products, net	465	306	28
Consumer financing revenue	89	57	5
Cost reimbursement revenue	242	179	58
Total revenue	1,167	789	196
Cost of service and membership related	83	48	34
Cost of sales of vacation ownership products	90	99	20
Cost of sales of rental and ancillary services	207	116	7
Cost of consumer financing	29	13	—
Cost reimbursements	242	179	58
Total cost of sales	651	455	119
Royalty fee expense	41	27	2
Selling and marketing expense	251	139	13
General and administrative expense	102	82	47
Amortization expense of intangibles	8	8	5
Depreciation expense	39	25	2
Segment operating income	$75	$53	$8

	Year Ended December 31,
	2017	2016	2015
Exchange and Rental:
Transaction revenue	$198	$198	$193
Membership fee revenue	140	134	126
Ancillary member revenue	7	6	6
Total member revenue	345	338	325
Club rental revenue	105	63	9
Other revenue	22	23	23
Rental management revenue	49	48	50
Cost reimbursement revenue	98	95	94
Total revenue	619	567	501
Cost of service and membership related	75	70	66
Cost of sales of rental and ancillary services	92	69	34
Cost reimbursements	98	95	94
Total cost of sales	265	234	194
Royalty fee expense	2	1	1
Selling and marketing expense	52	55	58
General and administrative expense	123	116	103
Amortization expense of intangibles	12	11	9
Depreciation expense	21	18	16
Segment operating income	$144	$132	$120

	Year Ended December 31,
	2017	2016	2015
Consolidated:
Revenue	$1,786	$1,356	$697
Cost of sales	916	689	313
Operating expenses	651	482	256
Operating income	$219	$185	$128

Selected financial information by reporting segment is presented below (in millions).

	December 31,
	2017	2016
Total Assets:
Vacation Ownership	$2,588	$2,220
Exchange and Rental	1,083	1,084
Total	$3,671	$3,304

	Year Ended December 31,
	2017	2016	2015
Capital expenditures
Vacation Ownership	$102	$66	$4
Exchange and Rental	17	29	16
Total	$119	$95	$20

Geographic Information

We conduct operations through offices in the U.S. and 14 other countries. For the years ended December 31, 2017 and 2016 revenue is sourced from over 100 countries worldwide. Other than the United States, no revenue sourced from any individual country or geographic region exceeded 10% of consolidated revenue for the years ended December 31, 2017 and 2016.

Geographic information on revenue, based on sourcing, and long‑lived assets, based on physical location, is presented in the table below (in millions).

	Year Ended December 31,
	2017	2016	2015
Revenue:
United States	$1,513	$1,153	$577
All other countries(1)	273	203	120
Total	$1,786	$1,356	$697

(1)	Includes countries within the following continents: Africa, Asia, Australia, Europe, North America and South America.

	December 31,	December 31,
	2017	2016
Long-lived assets, net (excluding goodwill and intangible assets):
United States	$486	$469
Mexico	126	107
Europe	4	4
Total	$616	$580

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

Litigation

On December 5, 2016, individuals and entities who own or owned 107 fractional interests of a total of 372 interests created in the Fifth and Fifty-Fifth Residence Club located within The St. Regis, New York (the “Club”) filed suit against ILG, certain of our subsidiaries, Marriott International Inc. (“Marriott”) and certain of its subsidiaries including Starwood. The case is filed as a mass action in federal court in the Southern District of New York, not as a class action. In response to our request to file a motion to dismiss, the plaintiffs filed an amended complaint on March 6, 2017. Plaintiffs principally challenge the sale of less than all interests offered in the fractional offering plan, the amendment of the plan to include additional units, and the rental of unsold fractional interests by the plan’s sponsor, claiming that alleged acts by us and the other defendants breached the relevant agreements and harmed the value of plaintiffs’ fractional interests. The relief sought includes, among other things, compensatory damages, rescission, disgorgement, attorneys’ fees, and pre- and post-judgment interest. We filed a motion to dismiss the amended complaint on April 21, 2017. The court has not yet rendered any decision on the motion. We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

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

Other matters

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

Future minimum payments under operating lease agreements are as follows (in millions):

Years Ending December 31,
2018	$21
2019	17
2020	15
2021	11
2022	9
Thereafter through 2022	75
Total	$148

Expense charged to operations under these agreements was $12 million, $11 million and $12 million for the years ended December 31, 2017, 2016 and 2015, respectively. Lease expense is recognized on a straight‑line basis over the term of the lease, including any option periods, as appropriate. The same lease term is used for lease classification, the amortization period of related leasehold improvements, and the estimation of future lease commitments.

Other obligations

Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. The following table summarizes these items, on an undiscounted basis, at December 31, 2017 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

Years Ending December 31,	Total	2018	2019	2020	2021	2022	Thereafter
	(Dollars in millions)
Debt principal	$570	$—	$—	$—	$220	$—	$350
Debt interest (projected)	133	28	28	28	23	20	6
Guarantees, surety bonds, and letters of credit	102	70	14	9	7	2	—
Purchase obligations and other commitments	71	37	15	10	9	—	—
Total commitments	$876	$135	$57	$47	$259	$22	$356

At December 31, 2017, guarantees, surety bonds and letters of credit totaled $102 million, with the highest annual amount of $70 million occurring in year one. The total also includes maximum exposure under guarantees of $50 million which primarily relates to our Exchange and Rental segment’s rental management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the segment’s management activities that are entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other party.

In addition, certain of our rental management agreements provide that owners receive specified percentages or guaranteed amounts of the rental revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retain the balance (if any) as its fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of December 31, 2017, future amounts are not expected to be material either individually or in the aggregate.

Additionally, as of December 31, 2017, our letters of credit totaled $14 million and were principally related to our VO sales and financing activities. More specifically, these letter of credits provide alternate assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

The purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which it is subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of December 31, 2017, amounts pending reimbursement are not material.

Insurance recoveries

As discussed in Notes 6 and 8, during September 2017 we sustained damages at our Westin St. John Resort Villas property as a result of Hurricane Irma. The resort has remained closed while rebuilding activities are in process. The reopening of the resort is currently targeted for January of 2019. As of December 31, 2017, our insurance claims receivable related to this event amounts to $26 million and is presented within accounts receivable on our consolidated balance sheet, and reflects $10 million of proceeds received in the fourth quarter of 2017. This is not a final claim figure and does not include any claims pertaining to business interruption.

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash paid during the period for:
Interest, net of amounts capitalized	$34	$24	$15
Income taxes, net of refunds	$54	$93	$28
Non-cash financing activity:
Issuance of stock in connection with Vistana acquisition	$—	$1,031	$—

NOTE 23—SUPPLEMENTAL GUARANTOR INFORMATION

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

The following tables present consolidating financial information as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 for ILG on a stand-alone basis, the Issuer on a stand-alone basis, the combined Guarantor Subsidiaries of ILG (collectively, the “Guarantor Subsidiaries”), the combined non-guarantor subsidiaries of ILG (collectively, the “Non-Guarantor Subsidiaries”) and ILG on a consolidated basis (in millions).

Balance Sheet as of December 31, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$1	$3	$789	$406	$—	$1,199
Property and equipment, net	1	—	464	151	—	616
Goodwill and intangible assets, net	—	266	628	110	—	1,004
Investments in subsidiaries	811	1,508	1,021	—	(3,340)	—
Other assets	—	—	270	582	—	852
Total assets	$813	$1,777	$3,172	$1,249	$(3,340)	$3,671

Current liabilities	$3	$5	$339	$296	$—	$643
Other long-term liabilities	—	—	232	101	—	333
Long term debt and securitized debt from VIEs (noncurrent portion)	—	562	—	429	—	991
Intercompany liabilities (receivables) / equity	(856)	399	1,093	(636)	—	—
Redeemable noncontrolling interest	—	—	1	—	—	1
ILG stockholders' equity	1,666	811	1,508	1,021	(3,340)	1,666
Noncontrolling interests	—	—	(1)	38	—	37
Total liabilities and equity	$813	$1,777	$3,172	$1,249	$(3,340)	$3,671

Balance Sheet as of December 31, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$1	$2	$491	$252	$—	$746
Property and equipment, net	1	—	420	159	—	580
Goodwill and intangible assets, net	—	267	647	97	—	1,011
Investments in subsidiaries	619	1,289	390	—	(2,298)	—
Other assets	—	—	462	505	—	967
Total assets	$621	$1,558	$2,410	$1,013	$(2,298)	$3,304

Current liabilities	$1	$5	$344	$169	$—	$519
Other long-term liabilities	—	—	266	26	—	292
Long term debt and securitized debt from VIEs (noncurrent portion)	—	581	(12)	330	—	899
Intercompany liabilities (receivables) / equity	(947)	353	522	72	—	—
Redeemable noncontrolling interest	—	—	1	—	—	1
ILG stockholders' equity	1,567	619	1,289	390	(2,298)	1,567
Noncontrolling interests	—	—	—	26	—	26
Total liabilities and equity	$621	$1,558	$2,410	$1,013	$(2,298)	$3,304

Statement of Income for the Year Ended December 31, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$1,494	$292	$—	$1,786
Operating expenses	(7)	(1)	(1,356)	(203)	—	(1,567)
Interest income (expense), net	—	(27)	7	(6)	—	(26)
Other income (expense), net (1)	172	187	58	(28)	(389)	—
Income tax benefit (provision)	3	10	(21)	(18)	—	(26)
Equity in earnings from unconsolidated entities	—	—	4	—	—	4
Net income (loss)	168	169	186	37	(389)	171
Net income (loss) attributable to noncontrolling interests	—	—	1	(4)	—	(3)
Net income (loss) attributable to common stockholders	$168	$169	$187	$33	$(389)	$168

Statement of Income for the Year Ended December 31, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$1,148	$208	$—	$1,356
Operating expenses	(5)	—	(990)	(176)	—	(1,171)
Interest income (expense), net	—	(25)	6	(3)	—	(22)
Other income (expense), net (1)	268	120	15	(7)	(240)	156
Income tax benefit (provision)	2	10	(65)	(4)	—	(57)
Equity in earnings from unconsolidated entities	—	—	5	—	—	5
Net income (loss)	265	105	119	18	(240)	267
Net income (loss) attributable to noncontrolling interests	—	—	1	(3)	—	(2)
Net income (loss) attributable to common stockholders	$265	$105	$120	$15	$(240)	$265

Statement of Income for the Year Ended December 31, 2015	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$592	$105	$—	$697
Operating expenses	(4)	(1)	(479)	(85)	—	(569)
Interest (expense) income, net	—	(22)	2	—	—	(20)
Other income (expense), net (1)	76	89	15	3	(180)	3
Income tax (provision) benefit	1	9	(46)	(5)	—	(41)
Equity in earnings from unconsolidated entities	—	—	5	—	—	5
Net income (loss)	73	75	89	18	(180)	75
Net income (loss) attributable to noncontrolling interests	—	—	1	(3)	—	(2)
Net income (loss) attributable to common stockholders	$73	$75	$90	$15	$(180)	$73

(1)	Includes equity in earnings of wholly-owned subsidiaries.

Statement of Cash Flows for the Year Ended December 31, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(1)	$(13)	$132	$(39)	$79
Cash flows used in investing activities	—	—	(90)	(25)	(115)
Cash flows provided by (used in) financing activities	1	15	(63)	73	26
Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	6
Cash and cash equivalents at beginning of period	—	—	38	88	126
Cash and cash equivalents at end of period	$—	$2	$17	$103	$122

Statement of Cash Flows for the Year Ended December 31, 2016	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(2)	$(14)	$315	$(306)	$(7)
Cash flows provided by (used in) investing activities	1,196	—	(1,345)	(40)	(189)
Cash flows provided by (used in) financing activities	(1,194)	14	1,054	360	234
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5)	(5)
Cash and cash equivalents at beginning of period	—	—	14	79	93
Cash and cash equivalents at end of period	$—	$—	$38	$88	$126

Statement of Cash Flows for the Year Ended December 31, 2015	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(2)	$(5)	$116	$34	$143
Cash flows used in investing activities	—	—	(20)	(1)	(21)
Cash flows provided by (used in) financing activities	2	5	(99)	(11)	(103)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7)	(7)
Cash and cash equivalents at beginning of period	—	—	17	64	81
Cash and cash equivalents at end of period	$—	$—	$14	$79	$93

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

During the year ended December 31, 2017, VRI Europe recorded $1 million and $3 million of income and expense, respectively, in shared services with CLC, which is included within our VO segment. Additionally, we recorded $1 million of Exchange and Rental revenue in 2017 related to membership enrollments and sales of marketing materials. As of December 31, 2017, we had a trade payable of less than $1 million due to CLC, and a receivable of $5 million due from CLC.

During the year ended December 31, 2016, VRI Europe recorded $1 million and $3 million of income and expense, respectively, in shared services with CLC, which is included within our VO segment. Additionally, we recorded less than $1 million of Exchange and Rental revenue in 2016 related to membership enrollments and sales of marketing materials. As of December 31, 2016, we had a trade payable of less than $1 million due to CLC, and a receivable of $1 million due from CLC.

During the year ended December 31, 2015, VRI Europe recorded $1 million and $3 million of income and expense, respectively, in shared services with CLC, which is included within our VO segment. Additionally, we recorded $1 million of Exchange and Rental revenue in 2015 related to membership enrollments and sales of marketing materials.

As of December 31, 2017 and 2016, we had a loan of $15 million due from CLC which is presented within other non-current assets in our consolidated balance sheets. The loan is secured and matures five years subsequent to the funding date with a fixed interest rate payable monthly. The outstanding loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion, which would allow for settlement of the loan in CLC’s shares of VRI Europe for contractually determined equivalent value. The funding of this loan was in October 2014. We recorded interest income of $1 million each for the years ended December 31, 2017, 2016 and 2015 in the consolidated statements of income.

Starwood Hotels and Resorts

In connection with the acquisition of Vistana in May 2016, ILG entered into several agreements with Starwood including the license agreement, tax matters agreement, management agreements for certain transferred hotels, transition services agreement, and other commercial agreements. One of our directors was an executive of Starwood during the period from the closing of the Vistana acquisition until he left Starwood following its sale.

Maui Timeshare Venture

In connection with the acquisition of HVO in October of 2014, we acquired a noncontrolling ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a vacation ownership resort in the state of Hawaii.

During the years ended December 31, 2017 and 2016, we recorded revenue of $15 million and $17 million, respectively, from this joint venture related primarily to resort management and vacation ownership sales and marketing services performed on behalf of the joint venture pursuant to contractual arrangements at market rates. As of December 31, 2017, we had a trade payable of $2 million due to the joint venture.

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

	Quarter Ended(1)
	March 31,	June 30,	September 30,	December 31,
	(In millions, except for share data)
2017
Revenue	$452	$450	$446	$438
Operating income	64	46	54	55
Net income	45	27	30	68
Net income attributable to common stockholders	44	27	29	67
Earnings per share attributable to common stockholders:
Basic	0.36	0.22	0.24	0.55
Diluted	0.35	0.22	0.23	0.54
2016
Revenue	$186	$297	$418	$455
Operating income	40	27	47	71
Net income	23	184	32	28
Net income attributable to common stockholders	22	183	32	28
Earnings per share attributable to common stockholders:
Basic	0.38	1.89	0.26	0.22
Diluted	0.38	1.87	0.25	0.22

(1)

For the years ended December 31, 2017 and 2016, individual amounts for the quarters may not add to the annual amount because of rounding and, in the case of per share amounts, differences in the average common shares outstanding during each period. Additionally, the second quarter of 2016 included a pre-tax $197 million gain on bargain purchase,  while the third and fourth quarters of 2016 included downward adjustments to that gain of $9 million and $25 million, respectively, and the second quarter of 2017 included an upward and final adjustment of $2 million. See Note 3 for related discussion.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “2013 framework”). In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment of and conclusion on the effectiveness of internal control over financial reporting included the internal controls of our Vistana Signature Experiences business acquired in May 2016.  Based on this assessment, management has determined that, as of December 31, 2017, our internal control over financial reporting is effective based on the criteria established in the 2013 framework.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10‑K, as stated in their attestation report, included herein.

Changes in Internal Control over Financial Reporting

We monitor and evaluate on an ongoing basis our disclosure controls and internal control over financial reporting in order to improve our overall effectiveness. In the course of this evaluation, we modify and refine our internal processes as conditions warrant.

As required by Rule 13a-15(d) of the Exchange Act, we, under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, also evaluated whether any changes occurred to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Our integration of Vistana’s operations into our overall financial reporting materially affected our internal controls over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ILG, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited ILG, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ILG, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Certified Public Accountants

Miami, Florida

February 28, 2018

Item 9B.    Other Information.

None.

PART III

The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to ILG’s definitive Proxy Statement to be used in connection with its 2018 Annual Meeting of Stockholders, or the 2018 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10‑K.

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

Item 11.    Executive Compensation.

The information required by Item 402 of Regulation S‑K is set forth in the sections entitled “Executive Compensation,” “Compensation Discussion and Analysis” and “Director Compensation” in the 2018 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S‑K is set forth in the sections entitled: “Committees of the Board of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively, in the 2018 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled “Compensation Committee Report” shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding ownership of ILG common stock, and securities authorized for issuance under ILG’s equity compensation plans, is set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” respectively, in the 2018 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions with ILG and director independence is set forth in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance,” respectively, in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

Information regarding the fees and services of ILG’s independent registered public accounting firm and the pre‑approval policies and procedures applicable to services provided to ILG by such firm is set forth in the section entitled “Independent Registered Public Accountants’ Fees” in the 2018 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

The following information about ILG’s executive officers and certain other key personnel is as of February 25, 2018.

Craig M. Nash, age 64, has served as President and Chief Executive Officer of ILG since May 2008 and as Chairman of the Board of ILG since August 2008. Mr. Nash served as President of Interval International from August 1989 until September 2014. Prior to assuming this role, Mr. Nash served in a series of increasingly significant roles with Interval International, including as General Counsel. Mr. Nash joined Interval in 1982. Mr. Nash serves on the Board of Directors of the American Resort Development Association and is also a member of its Executive Committee.

Kelly Frank, age 56, has served as Chief Human Resources Officer of ILG since October 2016. Prior to joining ILG, she served as Senior Vice President of Human Resources at Starwood from October 2006 to September 2016. During this time period she was responsible for leading the human resources function for the largest division in the company, including North America, Latin America and the vacation ownership business. Prior to this role she was the Senior Vice President of Human Resources Corporate Shared Services responsible for leading these global functions: recruiting, ethics and compliance, human resources service center and the human resources generalist function. She also serves as a director and President of the ILG Relief Fund.

John A. Galea, age 62, has served as Chief Accounting Officer of ILG since August 2008 and as Senior Vice President and Treasurer of ILG since June 2009. He has served as Chief Financial Officer for Interval since October 2006. Prior to this appointment, Mr. Galea served as Interval’s Vice President and Chief Accounting Officer from January 2004. Mr. Galea joined Interval in 2000 as its Vice President, Accounting and Corporate Controller. Mr. Galea also serves as the Treasurer of the ILG Relief Fund.

William L. Harvey, age 61, has served as Chief Financial Officer of ILG since August 2008 and as Executive Vice President since June 2009. Prior to joining ILG in June 2008, Mr. Harvey served as the Chief Financial Officer for TrialGraphix, Inc., a Miami‑based litigation support firm from August 2006 through November 2007. Between June 2003 and July 2006, Mr. Harvey served as a Vice President at LNR Property Corporation, a Miami‑based diversified real estate and finance company, managing various financial and accounting units. From September 1992 through February 2003, Mr. Harvey served as the Executive Vice President and Chief Financial Officer of Pan Am International Flight Academy, Inc., a private provider of flight training services. Mr. Harvey is a registered CPA who began his professional career at Deloitte & Touche and was a partner in their Miami office prior to September 1992. Prior to June 2014, Mr. Harvey was a member of the Board of Directors of Summit Financial Services Group, Inc. and chair of the audit committee.

Victoria J. Kincke, age 62, has served as Secretary of ILG since May 2008 and as Senior Vice President and General Counsel of ILG since August 2008 and has served as Senior Vice President and General Counsel of Interval since May 2005. Prior to this time, Ms. Kincke served as General Counsel of Interval from July 1999. Ms. Kincke joined Interval in 1997. She also serves as a director and Secretary of the ILG Relief Fund.

Marie A. Lee, age 62 has served as Chief Information Officer of ILG since August 2008 and as Senior Vice President since June 2009. Since May 2005, she has served as Chief Information Officer and Senior Vice President, U.S. Operations of Interval. Prior to this time, Ms. Lee served as Chief Information Officer of Interval from January 2004 and Senior Vice President, Information Technology of Interval from May 2000 to December 2003.

Jeanette E. Marbert, age 61, has served as the President and Chief Executive Officer of the Exchange and Rental Segment since November 2017 and has been Executive Vice President of ILG since June 2009. Previously she was Chief Operating Officer of ILG from August 2008 to November 2017 and served as a Director of ILG from February 2015 to May 2016. She served as Chief Operating Officer for Interval beginning June 1999. Prior to her tenure as Chief Operating Officer, Ms. Marbert served as General Counsel of Interval from 1994 to 1999. Ms. Marbert joined Interval in 1984. She also serves as a director and Chairperson of the ILG Relief Fund.

Sergio D. Rivera, age 55, has served as a director of ILG since May 2016 and President and CEO of the Vacation Ownership segment since November 2016. Prior to joining ILG, Mr. Rivera was President of The Americas for Starwood. He was previously was Co‑President, The Americas for Starwood from July 2012 to February 2014, and President and Chief Executive Officer of Starwood Vacation Ownership (now known as Vistana Signature Experiences), now a wholly owned subsidiary of ILG. Prior to 2008, Mr. Rivera held progressively senior management roles within Starwood, including Controller, Vice President of Sales and Marketing, Senior Vice President of International Operations, and President of Global Real Estate. Mr. Rivera began his career with Starwood through its predecessor company, Vistana Resorts, in 1989. Mr. Rivera is a member of the board of directors of Welltower, Inc., a NYSE-listed REIT that invests with leading senior housing operators, post-acute providers and health systems. He also serves as a member of the Urban Land Institute, trustee of The Nature Conservancy Florida Chapter, a member of the University of Central Florida Rosen College of Hospitality Management Advisory Board, as well as the Florida International University Chaplin School of Hospitality & Tourism Management Dean’s Advisory Council. Mr. Rivera was nominated as a director of ILG by Starwood.

Stephen G. Williams, age 59 is the Chief Commercial Officer of Vacation Ownership since May 2017 and is also the Chief Operating Officer of Vistana Signature Experiences. Mr. Williams has over 36 years of experience in the vacation ownership, residential and branded hospitality industry. Since July 2012, Mr. Williams has served as Senior Vice President, Chief Operating Officer of Vistana’s predecessor, Starwood Vacation Ownership, responsible for leading its sales and marketing, resort/vacation network operations, development and construction, brands, creative design and guest/owner relationship teams. Prior to this role, Mr. Williams served Starwood Vacation Ownership as Senior Vice President, Sales and Marketing from May 2005 to July 2012, and prior to that, from September 2000 to May 2005, Mr. Williams was Vice President, West Region Sales and Marketing and National Distribution. Mr. Williams started in the resort industry in 1980 and, prior to joining Starwood in 2000, worked for Marriott Vacation Club International, Fairfield Communities Inc., as well as Eaton International Corporation.

Code of Ethics.

Our code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers (including ILG’s CFO, CAO and Controller) and directors, is posted on the Corporate Governance section of our website at www.ilg.com. The code of ethics complies with Item 406 of SEC Regulation S‑K and the rules of The NASDAQ Stock Market. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S‑K, and any waivers of the code of ethics for ILG’s executive officers, directors or senior financial officers, will also be disclosed on ILG’s website.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)List of documents filed as part of this Report:

(1)Consolidated Financial Statements of ILG

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015.

Consolidated Balance Sheets as of December 31, 2017 and 2016.

Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.

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

INDEX TO EXHIBITS

Exhibit	Description	Incorporated By Reference Location
2.1	Equity Interest Purchase Agreement, dated May 6, 2014 among Hyatt Corporation, HTS‑Aspen, L.L.C., S.O.I. Acquisition Corp. and Interval Leisure Group.	ILG’s Quarterly Report on Form 10‑Q filed on August 6, 2014
2.2

Amended and Restated Agreement and Plan of Merger, dated as of April 18, 2016, by and among Interval Leisure Group, Inc., Iris Merger Sub, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.

Exhibit 2.2 to the Current Report on Form 8‑K filed on April 19, 2016
2.3	Amended and Restated Separation Agreement, dated as of April 18, 2016, by and among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.	Exhibit 2.1 to the Current Report on Form 8‑K filed on April 19, 2016
3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	ILG’s Current Report on Form 8‑K filed on August 25, 2008
3.2	Fifth Amended and Restated By‑laws of Interval Leisure Group, Inc.	ILG’s Current Report on Form 8‑K filed on October 17, 2016
3.3	Certificate of Amendment of Amended and restated Certificate of Incorporation of ILG, Inc.	ILG’s Current Report on Form 8‑K filed on October 17, 2016
4.1	Indenture, dated April 10, 2015, among Interval Acquisition Corp., Interval Leisure Group, Inc., the other Guarantors party thereto and HSBC Bank USA, National Association	ILG’s Current Report on Form 8‑K filed on April 10, 2015
4.2	Registration Rights Agreement among Interval Acquisition Corp., Interval Leisure Group, Inc., the other Guarantors party thereto, and Wells Fargo Securities, LLC, dated April 10, 2015	ILG’s Current Report on Form 8‑K filed on April 10, 2015
4.3	Form of 5.625% Senior Note due 2023	Exhibit A to Exhibit 4.2 hereof
4.4	Supplemental Indenture, dated as of June 29, 2016, among Interval acquisition Corp, certain subsidiary guarantors and HSBC Bank USA, National Association	ILG’s Current Report on Form 8‑K filed on July 1, 2016
10.1	Tax Sharing Agreement among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	ILG’s Current Report on Form 8‑K filed on August 25, 2008
10.2	Employee Matters Agreement among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	ILG’s Current Report on Form 8‑K filed on August 25, 2008
10.3	ILG Spinco Agreement, dated as of October 27, 2015, by and among Interval Leisure Group, Inc., Liberty Interactive Corporation and Liberty USA Holding, LLC	ILG’s Quarterly Report on Form 10‑Q filed on November 11, 2015
10.4	Amended and Restated Employment Agreement between ILG, Inc. and Craig M. Nash, dated as of March 24, 2017†	ILG’s Quarterly Report on Form 10-Q filed on May 5, 2017
10.5	Amended and Restated Employment Agreement between ILG, Inc. and Jeanette E. Marbert, dated as of March 24, 2017†	ILG’s Quarterly Report on Form 10-Q filed on May 5, 2017
10.6	Amended and Restated Employment Agreement between ILG, Inc. and William L. Harvey, dated as of March 24, 2017†	ILG’s Quarterly Report on Form 10-Q filed on May 5, 2017

Exhibit	Description	Incorporated By Reference Location
10.7	Amended and Restated Employment Agreement between ILG, Inc. and Sergio D. Rivera, dated as of March 24, 2017†	ILG’s Quarterly Report on Form 10-Q filed on May 5, 2017
10.8	Amended and Restated Employment Agreement between ILG, Inc. and Stephen G. Williams, dated as of March 24, 2017†	ILG’s Quarterly Report on Form 10-Q filed on May 5, 2017
10.9	Amended and Restated Lease Agreement between Guilford Development Group, L.L.C. and Interval International, Inc., dated as of September 30, 2015	ILG’s Quarterly Report on Form 10‑Q filed on November 11, 2015
10.10	Deferred Compensation Plan for Non‑Employee Directors†	ILG’s Registration Statement on Form S‑1 (File No. 333‑152699)
10.11	Registration Rights Agreement, dated as of October 27, 2015, among Interval Leisure Group, Inc., Liberty Interactive Corporation and Liberty USA Holdings, LLC	ILG’s Quarterly Report on Form 10‑Q filed on August 6, 2015
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

ILG’s Current Report on Form 8‑K filed on June 21, 2012
10.13	Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, as amended†	ILG’s Registration Statement on Form S‑8 filed on August 5, 2016
10.14	Form of Terms and Conditions of Director Restricted Stock Units under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan†	ILG’s Quarterly Report on Form 10‑Q filed on May 8, 2014
10.15	Form of Terms and Conditions for Adjusted EBITDA Performance RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan†	ILG’s Quarterly Report on Form 10‑Q filed on May 8, 2014
10.16	Form of Terms and Conditions for TSR-Based Performance RSU Awards under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan†	G’s Quarterly Report on Form 10‑Q filed on May 8, 2014
10.17	Form of Terms and Conditions of Director Restricted Stock Units under the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan†	ILG’s Quarterly Report on Form 10‑Q filed on August 8, 2013
10.18	Master License Agreement, dated October 1, 2014 between Hyatt Franchising, L.L.C. and S.O.I. Acquisitions Corp.	ILG’s Annual Report on Form 10‑K filed on February 27, 2012
10.19

First Amendment to Credit Agreement and Incremental Revolving Commitment Agreement, dated as of April 8, 2014, among Interval Acquisition Corp., as Borrower; Interval Leisure Group, Inc. and certain subsidiaries of the Borrower as Guarantors, the lenders who are party to the Amendment, and Wells Fargo Bank, National Association, as Administrative Agent for the lender.

ILG’s Current Report on Form 8‑K filed on April 8, 2014

Exhibit	Description	Incorporated By Reference Location
10.20

Second Amendment to Credit Agreement, dated as of November 6, 2014, among Interval Acquisition Corp., as Borrower; Interval Leisure Group, Inc. and certain subsidiaries of the Borrower as Guarantors, the lenders who are party to the Amendment, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders

ILG’s Current Report on Form 8‑K filed on November 7, 2014
10.21	Interval Leisure Group, Inc. Deferred Compensation Plan, effective October 1, 2014†	ILG’s Amendment No. 1 to Annual Report on Form 10‑K/A filed on April 7, 2015
10.22	Interval Leisure Group, Inc. Non‑Employee Director Stock Compensation Plan, effective May 20, 2015†	ILG’s Quarterly Report on Form 10‑Q filed on August 6, 2015
10.23	Purchase Agreement among Interval Acquisition Corp., Interval Leisure Group, Inc., the other Guarantors party thereto, and Wells Fargo Securities, LLC, dated April 2, 2015	ILG’s Current Report on Form 8‑K filed on April 10, 2015
10.24

Third Amendment to Credit Agreement, dated as of April 10, 2015, among Interval Acquisition Corp., as Borrower; Interval Leisure Group, Inc. and certain subsidiaries of the Borrower as Guarantors, the lenders who are party to the Amendment, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders

ILG’s Current Report on Form 8‑K filed on April 10, 2015
10.25

Fourth Amendment to Credit Agreement, dated as of May 5, 2015, among Interval Acquisition Corp., as Borrower; Interval Leisure Group, Inc. and certain subsidiaries of the Borrower as Guarantors, the lenders who are party to the Amendment, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders

ILG’s Current Report on Form 8‑K filed on May 6, 2015
10.26	Employee Matters Agreement, dated as of October 27, 2015 among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc., as amended†	ILG’s Current Report on Form 8‑K filed on May 12, 2016
10.27	License, Services and Development Agreement, dated as of May 11, 2016, among Interval Leisure Group, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.	ILG’s Current Report on Form 8‑K filed on May 12, 2016
10.28	Noncompetition Agreement, dated as of May 11, 2016, among Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc.	ILG’s Current Report on Form 8‑K filed on May 12, 2016
10.29	Tax Matters Agreement, dated as of May 11, 2016, among Starwood Hotels & Resorts Worldwide, Inc. and Vistana Signature Experiences, Inc	ILG’s Current Report on Form 8‑K filed on May 12, 2016
10.30	Transition Services Agreement, dated as of May 11, 2016, among Starwood Hotels & Resorts Worldwide, Inc. and Interval Leisure Group, Inc.	ILG’s Current Report on Form 8‑K filed on May 12, 2016
10.31	Starwood Preferred Guest Affiliation Agreement, dated as of May 11, 2016, among Starwood Hotels & Resorts Worldwide, Inc., Preferred Guest, Inc. and Vistana Signature Experiences, Inc.	ILG’s Current Report on Form 8‑K filed on May 12, 2016
10.32

Fifth Amendment to Credit Agreement, dated as of May 17, 2016, among Interval Leisure Group, Inc., Interval Acquisition Corp., certain of its subsidiaries, Wells Fargo Bank, National Association and the lenders party thereto

ILG’s Current Report on Form 8‑K filed on May 12, 2016

Exhibit	Description	Incorporated By Reference Location

21.1*	Subsidiaries of ILG, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act.
31.3*	Certification of the Chief Accounting Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act.
32.3**	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†      Reflects management contracts and management and director compensatory plans

*      Filed Herewith.

**    Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2018.

ILG, Inc.

By:	/s/ Craig M. Nash Craig M. Nash Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig M. Nash Craig M. Nash	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2018

/s/ William L. Harvey William L. Harvey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2018

/s/ John A. Galea John A. Galea	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018

/s/ David Flowers David Flowers	Director	February 28, 2018

/s/ Victoria L. Freed Victoria L. Freed	Director	February 28, 2018

/s/ Lizanne Galbreath	Director	February 28, 2018
Lizanne Galbreath

/s/ Chad Hollingsworth Chad Hollingsworth	Director	February 28, 2018

/s/ Lewis J. Korman Lewis J. Korman	Director	February 28, 2018

/s/ Thomas J. Kuhn Thomas J. Kuhn	Director	February 28, 2018

/s/ Thomas J. McInerney Thomas J. McInerney	Director	February 28, 2018

/s/ Thomas P. Murphy, Jr. Thomas P. Murphy, Jr.	Director	February 28, 2018

Signature	Title	Date
/s/ STEPHEN R. QUAZZO Stephen R. Quazzo	Director	February 28, 2018

/s/ SERGIO D. RIVERA Sergio D. Rivera	Director	February 28, 2018

/s/ Thomas O. RYDER Thomas O. Ryder	Director	February 28, 2018
/s/ Avy H. Stein Avy H. Stein	Director	February 28, 2018

Schedule II

ILG, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Charges	Charges
	Balance at	(Credits)	(Credits)		Balance at
	Beginning	to	to Other		End of
Description	of Period	Earnings	Accounts	Deductions	Period
	(In millions)
2017
Allowance for doubtful accounts on trade receivables(1)	$—	$4	$9	$—	$13
Allowance for loan losses on mortgages receivable	$22	$35	$(3)	$—	$54
Deferred tax valuation allowance	$36	$11	$—	$—	$47
2016
Allowance for doubtful accounts on trade receivables	$—	$—	$—	$—	$—
Allowance for loan losses on mortgages receivable	$2	$20	$—	$—	$22
Deferred tax valuation allowance(2)	$—	$36	$—	$—	$36
2015
Allowance for doubtful accounts on trade receivables	$—	$—	$—	$—	$—
Allowance for loan losses on mortgages receivable	$—	$2	$—	$—	$2
Deferred tax valuation allowance	$—	$—	$—	$—	$—

(1)	The $9 million balance primarily relates to allowance pertaining to HOAs consolidated in the fourth quarter of 2017.
(2)	Primarily related to the Vistana acquisition.