Form 10-K/A
period 2017-12-31
ILG, Inc.
filed 2018-04-30
CIK 1434620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-K/A

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-34062

ILG, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2590997
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6262 Sunset Drive, Miami FL	33143
(Address of Registrant’s principal executive offices)	(Zip code)

(305) 666-1861

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $0.01 par value per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☒    No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,892,928,788.  As of April 24, 2018, 124,207,141 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2018 (“Original Filing Date”).  The sole purpose of this Amendment is to include the information not previously included in Part III of the Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

Craig M. Nash, age 64, President and Chief Executive Officer of ILG; Chairman of the ILG Board of Directors.  Mr. Nash, has served as President and Chief Executive Officer of ILG since May 2008 and as Chairman of the Board of ILG since August 2008.  Mr. Nash served as President of Interval from August 1989 until September 2014.  Prior to assuming this role, Mr. Nash served in a series of increasingly significant roles with Interval International, including as General Counsel.  Mr. Nash joined Interval in 1982.  Mr. Nash serves on the Board of Directors of the American Resort Development Association and is also a member of its Executive Committee.

David Flowers, age 63, Director since August 2008.  Prior to December 31, 2014, Mr. Flowers served as Senior Vice President and Managing Director, Alternative Investments of Liberty Media Corporation, which holds ownership interests in a broad range of electronic retailing, media, communication and entertainment businesses, since October 2000, Treasurer since April 1997 and Vice President since June 1995.  He also served as Senior Vice President and Treasurer of Discovery Holding Company from May 2005 to September 2008.  Mr. Flowers was a member of the board of directors of Sirius XM Radio Inc., a subscription satellite radio company March 2009 until December 2014.  Since October 2015, he has served on the board and as chairman of the audit committee and on the remuneration committee of Digital Global Services Ltd., a London AIM-listed provider of outsourced online customer acquisition solutions.  Mr. Flowers was nominated as a director of ILG by Qurate Retail Group (formerly Liberty Interactive Corporation).

Victoria L. Freed, age 61, Director since October 2012.  Ms. Freed has also served as Senior Vice President, Sales, Trade Support and Service for Royal Caribbean International, a global cruise vacation company, since January 2008.  Prior to joining Royal Caribbean, she spent 29 years with Carnival Cruise Lines, where she was Senior Vice President of Sales and Marketing for 15 years.  From 1998 to 2000, Ms. Freed also served as the first female chairman of the Cruise Line International Association, the marketing and travel agent training arm of the North American cruise industry.  Ms. Freed earned a bachelor’s degree in business with an emphasis in marketing from the University of Colorado.  She also holds a Certified Travel Counselor (CTC) designation.

Lizanne Galbreath, age 60, Director since May 2016.  Ms. Galbreath has been the Managing Partner of Galbreath & Company, a real estate investment firm, since 1999.  From April 1997 to 1999, Ms. Galbreath was Managing Director of LaSalle Partners/Jones Lang LaSalle, a real estate services and investment management firm, where she also served as a director.  From 1984 to 1997, Ms. Galbreath served in a variety of leadership positions including as a Managing Director, Chairman and Chief Executive Officer of The Galbreath Company, the predecessor entity of Galbreath & Company.  Ms. Galbreath is also currently a director of Paramount Group, Inc. Ms. Galbreath has been a director of Starwood Hotels & Resorts Worldwide, LLC  (“Starwood”) from 2005 to September 2016 and served on its Capital Committee, Compensation and Option Committee and Corporate Governance and Nominating Committee.  Ms. Galbreath was nominated as a director of ILG by Starwood.

Chad Hollingsworth, age 41, Director since February 2015.  Mr. Hollingsworth has been senior vice president of Qurate, Liberty Media Corporation, Liberty TripAdvisor Holdings, Inc. and Liberty Broadband Corporation since January 2016.  He previously served as vice president of Qurate and Liberty Media Corporation since December 2011, having joined the company in November 2007, as well as vice president of Liberty TripAdvisor Holdings, Inc. since August 2014 and Liberty Broadband Corporation since October 2014.  He also serves as a director of CommerceHub, Inc., a Nasdaq-listed distributed commerce network.  Mr. Hollingsworth focuses on transaction and structuring opportunities, strategic advisory work and venture capital investment evaluation.  He received his bachelor’s degree from Stanford University in human biology, with honors, and earned the right to use the CFA® designation.  Mr. Hollingsworth was nominated as a director of ILG by Qurate Retail Group (formerly Liberty Interactive Corporation).

Lewis J.  Korman, age 73, Director since August 2008.  Mr. Korman is and has been a business advisor to various companies.  From 2006 until December 2017, he was a business advisor to Sandler Travis Trade Advisory Services, a customs management, consulting and trade compliance company, and he continues to act as a consultant to the company that represents the interests of the former shareholders of this business since its acquisition by UPS, Inc. From 2002 until September 2017, Mr. Korman was a business advisor to Trident Media Group, a literary agency.  From 1999 until its sale in April 2015, Mr. Korman was a director of Learning Express LLC, a company engaged in test preparation for occupational certification and test assessment for educational institutions through the internet.  From 1998 through 2007, Mr. Korman served as Vice Chairman of RAB Holdings, which owned Millbrook Distribution Services (a distributor of specialty foods and health and beauty products to supermarkets), and The B. Manischewitz Company (a manufacturer of kosher and related ethnic food products).  From 1997 to 2009, he was an advisor to X.L. Capital, Ltd., a reinsurance company.  From 1992 to 1997, until acquired by a predecessor of IAC/InterActiveCorp (IAC), Mr. Korman was President and Chief Operating Officer of Savoy Pictures Entertainment, motion picture distributor and owner of four Fox-affiliated television stations.  He served as Senior Executive Vice President and Chief Operating Officer of Columbia Pictures Entertainment (motion picture and television production and distribution) from 1988 until 1989, and as Senior Executive Vice President of its predecessor, TriStar Pictures from 1987.  Mr. Korman was a partner in a law firm until 1986.

Thomas J. Kuhn, age 55, Director since August 2008.  Mr. Kuhn is of counsel at the law firm of Covington & Burling, LLP.  Prior to joining Covington in February 2017, Mr. Kuhn was the managing member of Doorbrook, LLC, an advisory and investment firm beginning in January 2014.  From 2000 through December 2013, Mr. Kuhn was a Managing Director at Allen & Company LLC, an investment banking firm.  Prior to joining Allen, he was the Senior Vice President and General Counsel of USA Networks, Inc. (a predecessor to IAC).

Thomas J. McInerney, age 53, Director since May 2008.  Since June 2017, Mr. McInerney has served as Chief Executive Officer of Altaba Inc., a publicly-traded non diversified closed end management investment company and has been a member of its board since 2012.  From April 2012 through May 2017, Mr. McInerney was a private investor.  Mr. McInerney previously served as Executive Vice President and Chief Financial Officer of IAC from January 2005 through March 2012.  Mr. McInerney served as Chief Executive Officer of IAC’s Retailing sector from January 2003 through December 2005.  Prior to this time, Mr. McInerney served as Executive Vice President and Chief Financial Officer of Ticketmaster (prior to it becoming a wholly owned subsidiary of IAC in January 2003) and its predecessor company, Ticketmaster Online-Citysearch, Inc., since May 1999.  Prior to joining Ticketmaster, Mr. McInerney worked at Morgan Stanley, most recently as a Principal.  Mr. McInerney previously served as a director of Cardlytics, Inc., a purchase-based data intelligence platform, and HSN Inc., a television and online retailer.  He currently serves as a director of Match Group, Inc., a leading provider of dating products.

Thomas P. Murphy, Jr., age 69, Director since August 2008.  Mr. Murphy is Chairman and Chief Executive Officer of Coastal Construction Group, a construction company, which he founded in 1989.  Mr. Murphy has over 40 years of construction and development experience, which encompasses hospitality, resort, office, retail, industrial, institutional and residential projects.  Mr. Murphy is an honorary board member of Baptist Health Systems of South Florida and is a member of the National Construction Industry Round Table, the National Association of Home Builders and the Florida Home Builders Association.  He also serves as a director of The St. Joe Company, a New York Stock Exchange (NYSE) listed real estate developer.

Stephen R. Quazzo, age 58, Director since May 2016.  Mr. Quazzo is the Chief Executive Officer and has been the Managing Director and co-founder of Pearlmark Real Estate, LLC, formerly known as Transwestern Investment Company, L.L.C., a real estate principal investment firm, since March 1996.  From April 1991 to March 1996, Mr. Quazzo was President of Equity Institutional Investors, Inc., a private investment firm and a subsidiary of Equity Group Investments, Inc. Mr. Quazzo is also currently a director of Phillips Edison & Company Inc. and was a director of Starwood from 1995 to September 2016 serving terms as the Chair of the Capital and Governance Committees as well as serving on the Audit Committee.  Mr. Quazzo holds undergraduate and MBA degrees from Harvard University, where he serves as a member of the Board of Dean’s Advisors for the business school.  He is a member and Trustee of the Urban Land Institute, chairman of the ULI Foundation, a member of the Pension Real Estate Association, and is a licensed real estate broker in Illinois.  He is a Trustee of Rush University Medical Center, an Investment Committee member of the Chicago Symphony Orchestra endowment and pension plans, a Trustee of Deerfield Academy, and a Chicago advisory Board member of City Year, a national service organization since 1994.  Mr. Quazzo was nominated as a director of ILG by Starwood Hotels & Resorts Worldwide, LLC.

Sergio D. Rivera, age 55, Director since May 2016.  Mr. Rivera has served as a director of ILG since May 2016 and President and chief executive officer of the Vacation Ownership segment since November 2016.  Prior to joining ILG, Mr. Rivera was President of The Americas for Starwood.  He was previously Co-President, The Americas for Starwood from July 2012 to February 2014, and President and Chief Executive Officer of Starwood Vacation Ownership (now known as Vistana Signature Experiences), now a wholly owned subsidiary of ILG.  Prior to 2008, Mr. Rivera held progressively senior management roles within Starwood, including Controller, Vice President of Sales and Marketing, Senior Vice President of International Operations, and President of Global Real Estate.  Mr. Rivera began his career with Starwood through its predecessor company, Vistana Resorts, in 1989.  Mr. Rivera is a member of the board of directors of Welltower, Inc., a NYSE-listed REIT that invests with leading senior housing operators, post-acute providers and health systems. He also serves as a member of the Urban Land Institute, trustee of The Nature Conservancy Florida Chapter, a member of the University of Central Florida Rosen College of Hospitality Management Advisory Board, as well as the Florida International University Chaplin School of Hospitality & Tourism Management Dean’s Advisory Council.  Mr. Rivera was nominated as a director of ILG by Starwood Hotels & Resorts Worldwide, LLC.

Thomas O. Ryder, age 73, Director since May 2016.  Mr. Ryder has served as a director of ILG since May 2016.  Mr. Ryder retired as Chairman of the Board of The Reader’s Digest Association, Inc., a global media and direct marketing company, in January 2007, a position he had held since January 2006.  Mr. Ryder was Chairman of the Board and Chief Executive Officer of that company from April 1998 through December 2005.  In addition, Mr. Ryder was Chairman of the Board and Chairman of the Audit Committee of Virgin Mobile USA, Inc., a wireless service provider, from October 2007 to November 2009.  Mr. Ryder was President, American Express Travel Related Services International, a division of American Express Company, which provides travel, financial and network services, from October 1995 to April 1998.  In the past five years, Mr. Ryder also served as a director of Quad/Graphics, Inc., World Color Press, Inc., a company acquired by Quad/Graphics, Inc. in July 2010, and RPX Corporation.  Mr. Ryder is also currently a director of Amazon.com, Inc. Mr. Ryder was a director of Starwood from 2001 to September 2016 and served on its Capital Committee and the Compensation and Option Committee.  Mr. Ryder was nominated as a director of ILG by Starwood Hotels & Resorts Worldwide, LLC.

Avy H. Stein, age 63, Lead Director.  Mr. Stein has served as a director of ILG since August 2008 and as Lead Director since December 2008.  Mr. Stein is co-founder and co-chairman of Cresset Wealth Advisors which launched May 2017.  He also serves as Chief Executive Officer of Willis Stein & Partners, a Chicago based private equity firm that invests in companies in the consumer, education, healthcare and specialized business service industries.  Mr. Stein co founded Willis Stein & Partners with John Willis in 1994.  Mr. Stein serves many philanthropic organizations.  He is a member of the Board of Trustees, former Treasurer, and chairman of the Investment Committee of the Ravinia Festival; a member of the Harvard Law School Leadership Council of Chicago; and provides fundraising and strategic counsel for B.U.I.L.D.  (Broader Urban Involvement in Leadership Development), an organization that provides career and educational development for inner city youth.  He is also a director for the Western Golf Association.  Mr. Stein served on the Board of Directors and compensation and nominating and corporate governance committees of Roundy’s, Inc., a NYSE listed grocer in the Midwest until December 2015 and currently serves the board of directors of, the following privately held companies, FDH VelociTel, Education Corporation of America and Hilco Global, a privately held international financial services company.  Mr. Stein is a certified public accountant, and received his law degree from Harvard University.

Qualifications.  Our board of directors is comprised of individuals with an array of operating, finance, sales and legal experience in a variety of industries, as well as serving on public company boards.  As such, they each bring an informed perspective on matters we face as a public company, including experience reading and understanding and/or preparing financial statements, compensation determinations, regulatory compliance, corporate governance, public affairs and legal matters.  Our board of directors believes that each of the directors is qualified to serve as a director and member of the committees on which each serves because of the skills and qualifications acquired, based on the following experience:

•                  Mr. Flower’s financial, investment and public company experience as a senior finance executive of a large public company;

•                  Ms. Freed’s sales, marketing, and consumer insight experience in the leisure and tourism industry as a senior executive with two major cruise companies;

•                  Ms. Galbreath’s senior leadership experience as manager of Galbreath & Company, real estate investment, development and strategy experience, and management and corporate governance experience, having served as a Director of another publicly-traded company;

•                  Mr. Hollingsworth’s merger and acquisition transaction experience, financial analysis skills and experience with corporate governance and management compensation plans;

•                  Mr. Korman’s business and legal experience as a business advisor and senior operating executive in areas involving strategy, financial analysis and planning, capital formation, acquisition and sale of companies, and in a variety of business transactions.  He also has experience in corporate governance, serving as a director of other publicly-traded companies;

•                  Mr. Kuhn’s financial, legal and public company experience and his experience reading and understanding financial statements as a managing director at an investment banking firm and as the general counsel of a public company;

•                  Mr. McInerney’s financial and public company experience as the chief executive officer and chief financial officer of public companies and his familiarity with ILG’s business and operations as an executive of our former parent company.  He also has broad experience in corporate governance, serving as a director of other publicly-traded companies;

•                  Mr. Murphy’s operational and related industry experience in development of resorts as the chief executive officer of a construction and development company.  He also has experience in corporate governance serving as a director of another publicly-traded company;

•                  Mr. Nash’s industry, strategic, operational and legal experience as our chief executive officer and as a member of the executive committee of the American Resort Development Association as well as his role in promoting the foundation of constructive regulation regarding the shared ownership industry;

•                  Mr. Quazzo’s real estate, investment, development and strategy experience as chief executive officer of Pearlmark Real Estate, LLC and his senior leadership experience.  He also has broad experience in corporate governance, serving as a director of other publicly-traded companies;

•                  Mr. Rivera’s senior leadership, operational and industry experience as former Starwood Hotels & Resorts Worldwide, LLC President, The Americas as well as president and chief executive officer of the Vistana business.  He also has experience in corporate governance serving as a director of another publicly-traded company;

•                  Mr. Ryder’s branding, development and strategy experience coupled with his global business, media and marketing knowledge.  He also has broad experience in corporate governance serving as chief executive officer and a director of other publicly-traded companies; and,

•                  Mr. Stein’s financial, accounting and legal experience as a managing partner in a private equity firm and as a certified public accountant and lawyer, and his familiarity with ILG’s business and operations as a principal of the private equity firm that previously owned Interval.  He also has experience in corporate governance serving as a director of another publicly-traded company.

Many of our directors also serve or have in the past served on the boards of one or more other publicly traded companies. We believe ILG benefits from the experience and expertise our directors gain from serving on those boards. The board of directors also believes that it is important to effective board governance and collaboration to have our chief executive officer serve on the board.

Executive Officers

The following information about ILG’s executive officers and certain other key personnel is as of April 24, 2018.  For Mr. Nash and Mr. Rivera please see their information above under “Directors.”

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

William L. Harvey, age 62, has served as Chief Financial Officer of ILG since August 2008 and as Executive Vice President since June 2009.  Prior to joining ILG in June 2008, Mr. Harvey served as the Chief Financial Officer for TrialGraphix, Inc., a Miami-based litigation support firm from August 2006 through November 2007.  Between June 2003 and July 2006, Mr. Harvey served as a Vice President at LNR Property Corporation, a Miami-based diversified real estate and finance company, managing various financial and accounting units.  From September 1992 through February 2003, Mr. Harvey served as the Executive Vice President and Chief Financial Officer of Pan Am International Flight Academy, Inc., a private provider of flight training services.  Mr. Harvey is a registered CPA who began his professional career at Deloitte & Touche and was a partner in their Miami office prior to September 1992.  Prior to June 2014, Mr. Harvey was a member of the Board of Directors of Summit Financial Services Group, Inc. and chair of the audit committee.

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

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and owners of more than 10% of a registered class of ILG’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other equity securities of ILG.  Executive officers, directors and owners of more than 10% of the common shares are required by SEC regulations to furnish ILG with copies of all forms they file pursuant to Section 16(a).  We file Section 16(a) reports on behalf of our directors and executive officers to report their initial and subsequent changes in beneficial ownership of our common stock.  To our knowledge, based solely on review of the reports that we filed, written representations that no other reports were required and all Section 16(a) reports provided to us, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2017, with the exception of one Form 4 for vesting of equity for Mr. Rivera that was filed late due to administrative error.

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

Audit Committee.

The members of the audit committee during 2017 were Mr. Korman (chair), Mr. Kuhn, Mr. McInerney and Mr. Quazzo.  Our board of directors has determined that Mr. McInerney meets the requirements for an audit committee financial expert under Item 407 of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and is independent, as defined under the independence standards of the NASDAQ Stock Market and the SEC applicable to audit committee members.

Process for Stockholder Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The following compensation discussion and analysis discusses our executive compensation programs for 2017.  The design and administration of these programs is overseen by ILG’s Compensation Committee.  This section focuses on the compensation decisions made for the following individuals who are referred to as the named executive officers:

Craig M. Nash	Chairman, President and Chief Executive Officer
Sergio D. Rivera	Executive Vice President, ILG President and Chief Executive Officer, Vacation Ownership segment
Jeanette E. Marbert	Executive Vice President, ILG President and Chief Executive Officer, Exchange & Rental segment
William L. Harvey	Executive Vice President and Chief Financial Officer
John A. Galea	Executive Vice President and Chief Accounting Officer
Victoria J. Kincke	Executive Vice President, General Counsel and Secretary

Overview Highlights of 2017 ILG performance:

Growing the Business

•                  Increased revenues by $430 million to $1.8 billion

•                  Opened two world-class resorts, The Westin Nanea Ocean Villas and Westin Los Cabos Resort Villas and Spa, and expanded several other properties, growing the number of vacation ownership units by nearly 700, or 11%

•                  Enhanced our product offering through the introduction of two new multi-site programs, Westin Aventuras and Hyatt Residence Club Portfolio Program

•                  Leveraged opportunities to drive revenue and share best practices across businesses

•                  Interval International added 63 resorts in 20 countries and launched its hotel exchange product

•                  Positioned ILG for long-term sustainable growth.

Deploying Capital Wisely

•                  Invested $350 million in the business to drive vacation ownership sales and related recurring revenues

•                  Returned $102 million to shareholders through dividends and stock repurchases

•                  Increased the quarterly dividend by 25% to $0.15 per share from $0.12

Managing through Hurricanes

•                  Maintained operations through a series of destructive hurricanes, while keeping guests and associates safe

•                  Created the ILG Relief Fund to assist those in need following the storms, which has provided grants to over 460 associates in Puerto Rico, the U.S. Virgin Islands and Florida

The following charts summarize key financial results for 2017 compared to 2016 and 2015 (dollars in millions except per share and percentage data):

	Year Ended December 31
	2017	Year over Year Change	2016	Year over Year Change	2015
Revenue	$1,786	32%	$1,356	95%	$697
Revenue excluding cost reimbursements	$1,446	34%	$1,082	99%	$545
Net income attributable to common stockholders	$168	(37)%	$265	263%	$73
Adjusted net income(1)	$139	7%	$130	71%	$76
Adjusted EBITDA reported(2)	$346	15%	$302	63%	$185
Adjusted EBITDA long-term incentive calculation(3)	$345	19%	$290	58%	$184
Diluted earnings per share	$1.34	(48)%	$2.60	106%	$1.26
Adjusted diluted earnings per share(4)	$1.10	(14)%	$1.28	(3)%	$1.32
Price per share at last trading day(5)	$28.48	57%	$18.17	16%	$15.61

(1)                                 Adjusted net income is defined as net income attributable to common stockholders excluding, without duplication (a) acquisition related and restructuring costs, (b) other non-operating foreign currency remeasurements, (c) the impact of the application of purchase accounting, (d) goodwill and asset impairments and/or permitted reversals, and (e) other special items. Other special items include (i) the gain on bargain purchase price recognized as part of the Vistana acquisition, (ii) costs related to non-ordinary course litigation matters described in the notes to our financial statements, (iii) impact to our financial statements related to natural disasters, including Hurricane Irma and other named storms, (iv) costs related to activist defense, (v) the net provisional tax benefit related to Tax Reform and (vi) the impact of the substantial liquidation of our Venezuela subsidiary.  Reconciliation to net income attributable to common stockholders is provided in Appendix A.

(2)                                 Adjusted EBITDA is defined as net income attributable to common stockholders, excluding, if applicable (a) non-operating interest income and interest expense, (b) income taxes, (c) depreciation expense, (d) amortization expense of intangibles, (e) non-cash compensation expense, (f) goodwill and asset impairments and/or permitted reversals, (g) acquisition related and restructuring costs, (h) other non-operating income and expense, (i) the impact of application of purchase accounting, and (j) other special items, which includes items (i) through (iv) in footnote 1.  Reconciliation to net income attributable to common stockholders is provided in Appendix A.  ILG’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

(3)                                 For purposes of calculation of the long-term incentive awards that were earned based on Adjusted EBITDA performance from 2015-2018, Adjusted EBITDA is defined as net income attributable to common stockholders excluding, if applicable: (1) non-cash compensation expense, (2) depreciation expense, (3) amortization expense,

(4) goodwill and asset impairments, (5) income tax provision, (6) interest income and interest expense, (7) acquisition related and restructuring costs, (8) other non-operating income, and (9) one time charges.  Reconciliation to net income attributable to common stockholders is provided in Appendix A.

(4)                                 Adjusted diluted earnings per share is defined as Adjusted net income divided by the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Reconciliation to diluted earnings per share is provided in Appendix A.

(5)                                 Based on the closing price for ILG shares on The NASDAQ Stock Market on the last trading day of the applicable year.

Compensation Program Highlights:

The following table summarizes the specific features of our executive compensation program.

What We DO	What We DON’T Do

Pay for performance philosophy and practice, by including performance conditions on 83% of the 2017 target compensation of the chief executive officer and an average of over 64% for the other named executive officers

Guarantee bonus payments for our named executive officers
Maintain robust stock ownership guidelines (6x multiple for CEO)	Allow hedging or pledging of ILG stock
Maintain a long-standing “clawback” policy	Pay tax gross-ups on severance arrangements and perquisites
Require “double trigger” for change of control protection	Provide ongoing supplemental executive retirement plans
Impose caps for all performance-based awards of no more than 200% of target
Provide only limited perquisites, which provide nominal additional assistance to allow executives to focus on their duties
Conduct a comprehensive annual risk assessment of our compensation program
Utilize an independent compensation consultant to assist the Compensation Committee in evaluating executive compensation

Philosophy and Objectives of Compensation

ILG is focused on growing our business of providing memorable vacation experiences to our customers and delivering shareholder value.  To further these objectives, ILG’s executive officer compensation program is designed to attract, reward, motivate, and retain top executives.  In order to provide appropriate incentives, a significant portion of each executive’s pay is based on corporate performance.  The following charts show the pay mix at target for the chief executive officer and the average pay mix at target for the other named executive officers.

CEO Target Compensation	Other NEO Average Target
Compensation

ILG’s compensation program rewards annual performance through an annual cash incentive program and long-term value creation through performance-contingent equity grants.  ILG reviewed all components of our executive pay program and made changes that align with market, introducing more contemporary terms, and bringing greater uniformity to severance and change-of-control provisions.  Based on the most recent benchmarking analyses, the total compensation opportunities at target levels of performance are provided at or near the median of the peer group, with individual differentiation to reflect, among other things, executive experience, performance, internal equity, and unique customer relationships that may be difficult to replace.

Compensation Methodology

Roles and Responsibilities.  Our executive officer compensation program is administered by our Compensation Committee.  In 2017, the Compensation Committee engaged Meridian Compensation Partners, LLC (“Meridian”) to provide executive compensation advisory services to the Compensation Committee.  Meridian also prepared a report for ILG’s nominating committee on director compensation.

Meridian provides the Compensation Committee with support on market information and perspective on executive pay practices.  At the request of the Compensation Committee, Meridian participated in select discussions during the Compensation Committee’s meetings with respect to reviewing and modifying incentive programs.

Our chief executive officer makes recommendations to the Compensation Committee regarding salary and bonus payments for the other named executive officers.  In addition, our chief executive officer, then chief operating officer and chief financial officer make recommendations on performance goals based on board approved budgets and internal forecasts, and provide information and recommendations as to whether performance goals were achieved.  The Compensation Committee evaluates these recommendations and approves the compensation for the named executive officers.  With respect to the chief executive officer, this review is conducted in executive session without the presence of the chief executive officer.

Benchmarking.  In 2016, under the direction of the Compensation Committee, Meridian conducted a benchmarking study of compensation levels and design practices for the top executive positions.  Meridian provided the Compensation Committee with an analysis based on a comparator group that reflects the scope, industry and financial characteristics of ILG and represents a key market for competitive executive talent.  While the comparator group does include a number of companies in the Hotels, Restaurants & Leisure industry (as defined by Standard & Poor’s GICS industry classifications), it does not include restaurant companies as these are not businesses similar to ILG and are not a source of competition for executive talent.  Within this comparator group, ILG’s revenues place it at the 51st percentile.

2017 Comparator Group

Choice Hotels Intl Inc.	Marriott Vacations Worldwide, Inc.
Diamond Resorts International	Norwegian Cruise Line Holdings Ltd.
Hospitality Properties Trust	Pinnacle Entertainment Inc.
Hyatt Hotels Corporation	Ryman Hospitality Properties, Inc.
Intercontinental Hotels, Inc.	Vail Resorts Inc.

Isle of Capri Casinos Inc.	Viad Corp.
La Quinta Holdings Inc.	Wyndham Worldwide Corp.

The Compensation Committee reviewed both the levels of total compensation for the chief executive officer, then chief operating officer, chief financial officer, chief accounting officer and general counsel and as well as the relative contribution of each different element of such individual’s compensation against similarly situated individuals within the comparator group.  Prior to the Vistana transaction, these named executive officers were an average of 20% below the market median levels for total targeted compensation.  Our chief executive officer’s total target compensation mix aligned with the median of the market, as did the mix for our other named executive officers.  The compensation for Mr. Rivera was individually negotiated in contemplation of joining ILG in late 2016.

Elements of Compensation

Our pay philosophy is supported by the following elements of our executive compensation:

Element	Form	Purpose
Base Salary	Cash (Fixed)	Provides a competitive level of fixed pay reflecting the executive’s experience, responsibilities, and performance
Annual Incentive	Cash (Variable)	Rewards executives for achieving annual revenue and earnings goals, and for certain executives, individual performance goals
Long-Term Incentives	Equity (Variable)	Provide equity-based incentives that reward management for achieving longer-term financial and strategic growth goals while also aligning management interests with stockholders’ interests

Base Salary

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

2017 Base Salary Decisions:

In March 2017, in connection with the cessation of gross-up benefits for disability insurance, the amounts of base salary for Mr. Nash and Ms. Marbert were adjusted.  Mr. Galea and Ms. Kincke received a 3% increase in base salary effective in July 2017 consistent with increases provided to executives generally on an annual basis.  All of the named executive officers had received increases the prior year in connection with the acquisition of Vistana other than Mr. Rivera, whose base salary was determined as a result of arm’s length negotiations with him to attract him to join ILG in late 2016.  Note that Ms. Marbert had been the Chief Operating Officer for ILG until November 2017 when she became the President and Chief Executive Officer, Exchange & Rental.  No changes were made to her compensation at that time.  The following shows the original annual base salaries as of the beginning of 2017 and the adjusted annual base salaries effective in March 2017:

Name	Original Base Salary	Adjusted Base Salary
Craig M. Nash(1)	$865,000	$875,000
Sergio D. Rivera	$550,000	—
Jeanette E. Marbert(1)	$475,000	$480,000
William L. Harvey	$420,000	—
John A. Galea(2)	$300,000	$309,000
Victoria J. Kincke(2)	$300,000	$309,000

(1)         Adjustment effective March 25, 2017.

(2)         Adjustment effective July 1, 2017.

Annual Incentives

ILG’s annual incentive program is designed to reward performance on an annual basis.  The annual incentive program represents an important incentive tool to achieve ILG’s annual objectives and to attract, motivate and retain executive talent with significant upside opportunity for executives if performance goals are exceeded.

Our annual incentive program, implemented under our 2013 Stock and Incentive Compensation Plan, provides for a cash payment based upon ILG financial performance, and, for certain named executive officers, their specific businesses and individual performance.  Mr. Rivera’s annual incentive compensations are based, in part, on the performance of the Vistana and Hyatt Vacation Ownership businesses, referred to in this section as Vacation Ownership.  ILG generally pays bonuses during the first quarter following finalization of financial results for the prior year and Compensation Committee approval.

2017 Annual Incentives:

For 2017, the Compensation Committee established target bonuses for each of the named executive officers expressed as a percentage of base salary.  These incentives were determined based on ILG’s consolidated Adjusted EBITDA and revenue performance, the Vacation Ownership Adjusted EBITDA and revenue performance and individual performance as described below.

Name	Target Annual Incentive as % of Salary	% Based on ILG Target Adjusted EBITDA	% Based on ILG Target Revenue	% Based on VO Target Adjusted EBITDA	% Based on VO Target Revenue	% Based on Individual Performance
Craig M. Nash	120%	85%	15%	—	—	—
Sergio D. Rivera	100%	25%	—	60%	15%	—
Jeanette E. Marbert	100%	85%	15%	—	—	—
William L. Harvey	80%	60%	10%	—	—	30%
John A. Galea	55%	60%	10%	—	—	30%
Victoria J. Kincke	55%	60%	10%	—	—	30%

Adjusted EBITDA and revenue excluding cost reimbursements were selected by the Compensation Committee as the performance measures because they reflect the financial focus of ILG and align the program with ILG’s key business goals.  These targets are designed to reward both top line growth and expense controls.  The target Adjusted EBITDA and revenue levels were based on the 2017 budget approved by the board of directors.  Please see Appendix A for a reconciliation of Adjusted EBITDA.

The following table shows the Adjusted EBITDA goals for 2017 for the annual incentive program.  Potential payouts range from a minimum of 0% to a maximum of 200% of target, with results interpolated for points in between established goals:

ILG Adjusted EBITDA (Millions)	Annual Incentive Payout as a % of Target
Below $302.6	0%
$302.6	50%
$329.3	75%
$356.0	100%
$391.6	125%
$427.2	150%
$462.8	175%
$498.4	200%
Above $498.4	200%

VO Adjusted EBITDA (Millions)	Annual Incentive Payout as a % of Target
Below $164.7	0%
$164.7	50%
$179.3	75%
$193.8	100%
$213.2	125%
$232.6	150%
$251.9	175%
$271.3	200%
Above $271.3	200%

The following table shows the revenue excluding cost reimbursements goals for 2017 for the annual incentive program.  Payouts range from a minimum of 0% to a maximum of 140% of target, with results interpolated for points in between established goals:

ILG Revenue (Millions)
Below $1,245.8
$1,245.8
$1,355.8
$1,465.7
$1,612.3
$1,758.8
Above $1,758.8

VO Revenue (Millions)
Below $850.1
$850.1
$925.1
$1,000.1
$1,100.1
$1,200.1
Above $1,200.1

Annual Incentive Payout as a % of Target
0%
50%
75%
100%
120%
140%
140%

Annual Incentive Payout as a % of Target
0%
50%
75%
100%
120%
140%
140%

Actual 2017 Consolidated ILG Adjusted EBITDA was $345.2 million, or 97.0% of the target Adjusted EBITDA and revenue excluding cost reimbursements was $1.449 billion, or 98.9% of target revenue excluding cost reimbursements.  Therefore, the annual incentives earned based on Consolidated ILG Adjusted EBITDA and revenue performance were 89.9% and 96.2% of the respective target amounts.  These results were negatively impacted by the hurricanes that made landfall during the third quarter of 2017 in the amount of approximately $9 million to Adjusted EBITDA and approximately $21 million to consolidated revenue.

Actual 2017 Vacation Ownership Adjusted EBITDA was $191.9 million, or 99.0% of the target Adjusted EBITDA and revenue excluding cost reimbursements was $988.0 billion, or 98.8% of target revenue excluding cost reimbursements.  Therefore, the annual incentives earned based on Vacation Ownership Adjusted EBITDA and revenue performance were 96.7% and 96.0% of the respective target amounts.

With respect to the portion of the incentives based on subjective individual performance, the Compensation Committee determined, following a discussion with the chief executive officer regarding the individual performance of each Mr. Harvey, Mr. Galea and Ms. Kincke, that Mr. Harvey had earned the 111% of the target amount and Mr. Galea and Ms. Kincke had earned 121% of the target amount.  In determining these amounts, the Compensation Committee considered the leadership roles that each of them played in the integration efforts and the establishment of shared services functions across the enterprise, similar to other leaders of shared service functions.

The following table shows the component and total cash incentive amounts for each of these named executive officers:

	Annual Incentive Based on ILG Adjusted EBITDA ($)	Annual Incentive Based on ILG Revenue ($)	Annual Incentive Based on VO Adjusted EBITDA ($)	Annual Incentive Based on VO Revenue ($)	Annual Incentive Based on Subjective Criteria ($)	Total Cash Incentives ($)
Craig M. Nash	802,336	151,554	NA	NA	NA	953,890
Sergio D. Rivera	123,609	NA	319,164	79,169	NA	521,942
Jeanette E. Marbert	366,782	69,282	NA	NA	NA	436,064

	Annual Incentive Based on ILG Adjusted EBITDA ($)	Annual Incentive Based on ILG Revenue ($)	Annual Incentive Based on VO Adjusted EBITDA ($)	Annual Incentive Based on VO Revenue ($)	Annual Incentive Based on Subjective Criteria ($)	Total Cash Incentives ($)
William L. Harvey	181,233	32,332	NA	NA	111,435	325,000
John A. Galea	91,669	16,353	NA	NA	61,928	169,950
Victoria J. Kincke	91,669	16,353	NA	NA	61,928	169,950

Long-Term Incentives

In determining ILG’s long-term incentive programs, the Compensation Committee believes that by providing a meaningful portion of an executive officer’s compensation in stock, his or her incentives are aligned with our stockholders’ interests in a manner that drives better performance over time.  In setting individual award levels, important considerations include effective retention, market competitiveness, performance, motivating strong future performance and issues of internal compensation equity.

Our long-term incentive program, implemented under our 2013 Stock and Incentive Compensation Plan, generally consists of two components, each of which is subject to performance hurdles.

Annual RSUs:  The annual Restricted Stock Units (“RSUs”) are performance-based restricted stock units that are granted during the first quarter of the fiscal year and are deemed earned only after a determination by the Compensation Committee that the specified performance conditions have been met during the performance year in which they are granted.  Once earned, these annual RSUs vest in equal portions over several years, subject to continued employment.  Beginning in 2017, these awards vest over three years instead of the four year vesting schedule used in prior years.  The Compensation Committee believes that the time based vesting of the performance-based RSUs promotes executive retention and encourages long-term performance because the value of the RSUs will only be realized upon ultimate vesting.

Long-term Performance RSUs:  These long-term performance-based RSUs are granted during the first quarter of the fiscal year and vest on the third anniversary of the grant date, following a determination by the Compensation Committee of the number of shares earned based on the specified, multi-year performance conditions.

2017 Grants

For 2017, 50% of the value of the total long-term incentive opportunity for each of the named executive officers was granted through annual RSUs and 50% was granted through performance RSUs.  This split provides greater weight to the performance RSUs than the 75% to 25% split used in prior years and was determined to be in line with market practice.  The allocation reflects the Compensation Committee’s goal of aligning our executives’ and stockholders’ interests, while recognizing the goal of moving ILG in the right direction to thrive in the evolving business environment within the leisure industry.

For Mr. Nash, Ms. Marbert, Mr. Harvey, Mr. Galea and Ms. Kincke, the Compensation Committee determined in February 2017 to increase the first quarter RSU grant in terms of the dollar value between 25% and 75% from the prior year.  The Vistana acquisition that closed in May 2016 materially changed the size of the enterprise and the responsibilities of the named executive officers and additional performance-based grants had been provided to these named executive officers upon closing in May 2016.  For Mr. Rivera, the prior year grant was made in connection with his hiring and was not part of the annual process.  All of these 2017 grant amounts were converted to a number of units based on the average of the closing ILG stock price for the trailing twenty days ending on the date prior to determination of the amount of grant by the Compensation Committee on February 14, 2017.

The following table summarizes the 2017 grant levels which were determined based on the particular experience, performance, roles and responsibilities of the individual executives and the other factors described above.

	Total Dollar Value of Grant ($)	Annual Performance RSUs (#)	Long-Term Performance RSUs at Target (#)	Total RSUs (#)
Craig M. Nash	2,800,000	74,962	74,963	149,925
Sergio D. Rivera	1,000,000	26,772	26,773	53,545
Jeanette E. Marbert	700,000	20,079	20,079	40,158
William L. Harvey	600,000	16,064	16,063	32,127
John A. Galea	300,000	8,031	8,032	16,063
Victoria J. Kincke	300,000	8,031	8,032	16,063

Annual RSUs.  If earned, the annual RSUs will vest one-third each year with full vesting occurring three years after the date of grant.  This is a change from prior years when annual awards vested ratably over four years.  This change was made following a review of market practice, noting that companies are changing at a faster pace and it is difficult to set targets longer than three years.  For 2017, the requirement for earning the annual RSUs was achievement of at least two of the following performance conditions that were set in mid-February of 2017: (1) Interval membership count as of the end of the second, third or fourth fiscal quarter of 2017 exceeding the specified amount, (2) the number of enterprise-wide exchange transactions during 2017 exceeding a specified amount; (3) the retention rate of Interval members for the 12 month period ended as of the end of the second, third or fourth fiscal quarter of 2017 exceeding a specified percentage; (4) the number of managed resorts as of the end of the second, third or fourth fiscal quarter exceeding the specified amount, or (5) Vacation Ownership achieving at least a specified amount of total timeshare contract sales for 2017.  During 2018, management provided a schedule of the relevant metrics in order for the Compensation Committee to certify that the relevant targets have been met for the 2017 grant.  These awards were earned and will vest as described above.

Long-Term Performance RSUs.  The long-term performance RSUs granted in February 2017 as part of the long-term incentives have two components: 60% vest based on a cumulative three-year consolidated ILG Adjusted EBITDA target for 2017-2019 that is set based on expected 2017 results and a set growth rate for 2018 and 2019, and the remaining 40% vest based on relative total shareholder return of our common stock against two peer groups over the period from December 31, 2016 through December 31, 2019.  The Compensation Committee selected these metrics to encourage bottom line growth and reward shareholder returns.

For the 2017 relative total shareholder return (“TSR”) performance, the returns are compared to a broad industry peer group as well as the Russell 2000 index companies as a whole.  The broad industry peer group includes those companies in the Russell 2000 that have the Hotels, Restaurant and Leisure GICS Code 253010, referred to as the industry peer group.  These two groups are equally weighted to determine the relative return.

Long-Term Equity Awards Earned in 2017.  The 2015 long-term performance RSUs were granted by the Compensation Committee based on a cumulative three-year Adjusted EBITDA target for 60% of the awards and on the relative three-year total shareholder return for 40% of the awards.

Adjusted EBITDA Awards.  For the Adjusted EBITDA-based awards, if a higher or lower level of cumulative Adjusted EBITDA performance was achieved for 2015-2017, the number of shares earned was increased or decreased accordingly.  The following table describes the relationship between the target cumulative Adjusted EBITDA for 2015-2017 for the long-term performance RSUs, to be interpolated for points in between, based on ILG’s Adjusted EBITDA performance:

Adjusted EBITDA (Millions)	Performance RSUs Earned as a % of Target
Below T-20%	0%
T-20%	50%
T-10%	75%
Target Cumulative Adj. EBITDA(T)	100%
T+10%	150%

Adjusted EBITDA (Millions)	Performance RSUs Earned as a % of Target
T+20%	200%
Above T+20%	200%

For this purpose, as for the annual incentives, Adjusted EBITDA is defined as net income attributable to common stockholders excluding, if applicable: (1) non-cash compensation expense, (2) depreciation expense, (3) amortization expense, (4) goodwill and asset impairments, (5) income tax provision, (6) interest income and interest expense, (7) acquisition related and restructuring costs, (8) other non-operating income and expense, and (9) one time charges.  See Appendix A for reconciliation.

Shares earned based on cumulative Adjusted EBITDA for 2015-2017 performance vested on the third anniversary of the grant date, following certification of performance by the Compensation Committee and subject to continued employment.  The combined Adjusted EBITDA for 2015 through 2017 of $818.9 million was greater than the cumulative target of $600.8 million and the maximum amount of Adjusted EBITDA of $720.9 million for 2015 through 2017.  Therefore, the 2015 long-term performance RSUs were earned at 200% of target amounts.

TSR awards.  For long-term performance RSUs earned based on the relative TSR on ILG stock measured against the Russell 2000 index and the industry peer group for the period from December 31, 2014 through December 31, 2015, the relative TSR is determined as the annualized rate of return as measured by stock price appreciation over the measurement period described above, taking dividends into account and using a 20 trading-day average of reported closing prices.  The first peer group is the Russell 2000 Index, of which ILG is a component.  The second peer group is the subset of Russell 2000 companies, including ILG, with the Hotels, Restaurant and Leisure GICS Code 253010.  In crafting this performance measure, the Compensation Committee noted the small number of publicly traded peer companies for ILG and determined that the industry peer group provided an externally defined group of companies in aligned businesses with similar market capitalization for measuring market performance while the full Russell 2000 provided a broad market perspective.  The Compensation Committee determined to weigh these two peer groups equally.  The relative TSR against each peer group will be measured as follows with percentiles being interpolated for amounts in between:

Relative Percentile Rank	Percent of Target Earned
Greater than 75th percentile	200%
75th Percentile (Maximum)	200%
50th Percentile (Target)	100%
40th Percentile (Threshold)	50%
Less than 40th Percentile	0%

For the December 31, 2014 through December 31, 2017 period, ILG stock ranked at the 62nd percentile against the index and the 68th percentile against the industry group, which resulted in a 159.4% payout on these RSUs.

Dividends.  During 2017, ILG maintained a regular quarterly dividend of $0.15 per share.  Under the award agreements for the RSUs, these awards accrue dividend equivalents and the Compensation Committee determined such accrual be made in additional RSUs which vest at the times and subject to the conditions of the underlying awards. These amounts are included under the heading “Summary Compensation Table” in this Form 10-K pursuant to applicable rules.

Compensation Related Policies

Stock Ownership Guidelines.  To further align the interests of our executives with the interests of stockholders, our board of directors, upon recommendation of the Compensation Committee, adopted stock ownership guidelines for all executive officers.  The guidelines require each senior executive to own a multiple of his or her base salary in the form of ILG common stock and certain unvested equity, generally within five years of assuming his or her position.  Prior to attaining the required level, the executive is required to hold 50% of shares acquired upon settlement of equity awards.  The required levels of ownership are designed to reflect the level of responsibility that the executive positions entail.  In February 2017, ILG updated its stock ownership guidelines for our executive officer positions as shown in the table below:

Position Level	Prior Stock Ownership Guidelines	New Stock Ownership Guidelines
Chief Executive Officer	5 × base salary	6 × base salary
Chief Operating Officer	3 × base salary	3 × base salary
Chief Financial Officer and ILG Executive Vice Presidents	2 × base salary	3 × base salary
Chief Executive Officer and President of Segment	NA	3 × base salary
Presidents of Subsidiary Businesses	2 × base salary	2 × base salary
Senior Vice Presidents at ILG/Operating Segment	1 × base salary	2 × base salary
Interval International Executive Vice Presidents and Senior Vice Presidents	1 × base salary	1 × base salary

The guidelines are administered by the Compensation Committee.  As of April 24, 2018, all of our named executive officers were in compliance with the guidelines.

Recoupment Provisions.  The Compensation Committee adopted a recoupment policy for annual and long-term incentive compensation in the event of certain financial restatements.  This policy provides that the Compensation Committee may require the reimbursement or forfeiture of any annual incentive payment and any long-term incentive payment or award to an executive for the three years prior to a material restatement of financial results.  This policy applies if that executive engaged in fraud or intentional misconduct that caused the need for a material restatement of results, the payment was based on achieving results that were the subject of the material restatement and a lower or no payment would have been made based upon the restated results.

In addition, the granted RSUs have recoupment provisions in the event an executive is terminated for cause or it is determined that during the two-year period prior to termination there was an event or circumstance that would have been grounds for termination for cause.  In such event, ILG has the right to cancel all annual and performance RSUs that have not yet vested.  Also, to the extent any RSUs vested within two years following the event that was or would have been grounds for termination for cause, ILG may cause such executive to return any shares or pay amounts realized from the settlement of shares issued upon vesting of such RSUs.

Hedging and Pledging Policies.  Under our Policy on Securities Trading, our directors, executives and other employees are prohibited from pledging ILG stock or engaging in hedging transactions involving ILG stock or derivatives as well as engaging in short sales involving ILG stock.

Change of Control and Severance

ILG believes that providing executives with severance and change of control protection is important to allowing executives to fully value the forward-looking elements of their compensation packages, and therefore limit retention risk during uncertain times.  During 2017 following a market analysis, the Compensation Committee approved amendments to existing employment agreements with Mr. Nash, Mr. Rivera, Ms. Marbert and Mr. Harvey and entered into employment agreements to replace existing severance agreements with Mr. Galea and Ms. Kincke, in each case, to:

•                  accelerate vesting of RSUs following a change of control only if there is a qualifying termination,

•                  remove the tax gross-up provision for Mr. Nash’s agreement, and

•                  revise the amounts payable upon a qualifying termination and a qualifying termination following a change of control.

These employment arrangements provide for payments in the event of either a termination by ILG other than for death, disability or cause or a termination by the executive for good reason, referred to as a qualifying termination.  In the event of a qualifying termination, amounts payable include a multiple of base salary and target annual incentive, payment of a pro-rata portion of the annual incentive for the year of termination, continuation of benefits for severance period, and vesting of certain equity awards based on the severance period (determined as if all such awards vested in equal annual installments)

for a qualifying termination for Mr. Nash, Mr. Rivera, Ms. Marbert, and Mr. Harvey (all awards if following a change of control), subject to compliance with restrictive covenants.  The multiples of salary and target annual incentive are as follows:

Name	Qualifying Termination	Qualifying Termination following Change In Control
Craig M. Nash	2x	3x
Sergio D. Rivera	2x	2.5x
Jeanette E. Marbert	2x	2.5x
William L. Harvey	1x	2x
John A. Galea	1x	1.5x
Victoria J. Kincke	1x	1.5x

The terms and conditions of the RSUs held by our named executive officers provide that the vesting of such RSUs will be accelerated upon a qualifying termination following a change of control.

Prior to March 2017, Mr. Nash’s employment agreement required either (1) a decrease of payments upon a change of control if such payments would have exceeded 2.99 times the base amount under Section 280G of the Internal Revenue Code by no more than 110% or (2) a gross-up of payments subject to excise tax if the payments due upon a change of control would have exceeded 2.99 times the base amount by more than 110%.  In addition, the employment agreements, with each of Mr. Nash, Mr. Rivera, Ms. Marbert, and Mr. Harvey previously provided that vesting of RSUs would accelerate upon a change of control if the vest date (determined as if all such RSUs vested in equal annual installments) would have occurred during the two years following the change of control.

Other Compensation

During 2017, we provided a limited number of perquisites and other compensation to our named executive officers.  These perquisites included group term life insurance policies for each named executive officer, supplemental disability policies, and an auto allowance for our chief executive officer.  The values of these benefits, and the accrued dividend equivalents described above, are reported under the heading “Summary Compensation Table” in this Form 10-K pursuant to applicable rules.

The executive officers do not participate in any deferred compensation or retirement program other than ILG’s 401(k) plan.  ILG has established a 401(k) plan for our employees that is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) and has a separate 401(k) plan that covers the Vistana associates.  Generally, all employees, including the named executive officers, are eligible to participate in the applicable 401(k) plan from their start of service, or for the Vistana plan upon completion of 90 days of service.  Eligible employees electing to participate in the 401(k) plan may defer from one percent of their compensation up to the statutorily prescribed limit, on a pre-tax basis, by making a contribution to the plan.  ILG’s discretionary matching contributions equal 50% of each participant’s contribution of up to 6% of the participant’s salary, while the Vistana plan also matches 100% of the first 1% of the participant’s salary.  Employer matching contributions vest after two years of service.

Our chief executive officer has on occasion used the private aircraft in which ILG owns a fractional interest for personal trips.  In each case, he reimburses ILG for the costs of such use.

Tax Deductibility.  Our Compensation Committee’s practice generally has been to structure ILG’s compensation program in such a manner so that the compensation may be deductible by ILG for federal income tax purposes.  Section 162(m) of the Internal Revenue Code generally places a $1 million limit on the amount of compensation a company can deduct in any one year for certain executive officers.  The exemption from Section 162(m)’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.  Despite the Compensation Committee’s prior efforts to structure compensation in a manner intended to be exempt from Section 162(m) and therefore not subject to its deduction limits, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, including the uncertain scope of the transition relief under the legislation repealing Section 162(m)’s exemption from the deduction limit, no assurance can be given that compensation intended to satisfy the requirements for exemption from Section 162(m) in fact will.

Committee Consideration of Results of Stockholder Advisory Vote.  At our 2017 Annual Meeting of stockholders, our executive compensation program received the support of nearly 98% of shares represented at the meeting.  The Compensation Committee has considered the results of this vote and views this outcome as evidence of stockholder support of its executive compensation decisions and policies.  Our stockholders will again be asked to provide a non-binding advisory vote on our executive compensation at our 2018 Annual Meeting of stockholders.  Also at our 2017 Annual Meeting of stockholders, stockholders over 83% of shares represented at the meeting voted for the frequency of such non-binding advisory votes to be on an annual basis.  The Compensation Committee recommended and our Board of Directors approved a recommendation for the advisory vote on executive compensation to be held annually going forward.

Compensation Decisions for 2017:

•                  Increased Proportion of Performance Based RSUs in Long Term Equity Awards.  Beginning with the annual 2017 grants, one half (50%) of the annual equity grants to our executive officers is comprised of RSUs (which vest based on ILG’s 3 year cumulative adjusted EBITDA and Total Shareholder Returns (as defined below)), with the remaining one half (50%) comprised of Annual RSUs.

•                  Ratable Vesting of Annual RSUs.  Beginning in 2017, Annual RSUs vest ratably over three years to harmonize practices across the organization and to better align with market practices.

•                  Double Trigger for RSU Vesting.  Amended employment agreements with the chief executive officer, then chief operating officer, chief financial officer and chief executive officer of vacation ownership, to provide that all equity awards granted to our executive officers will be subject to “double trigger” accelerated vesting upon a change of control.  This is consistent with the terms of RSUs granted generally.

•                  Amendments to Change of Control Arrangements.  To align with market practices, ILG amended the chief executive officer employment agreement to remove the legacy gross up provision for payments subject to Section 280G of the Internal Revenue Code and eliminated “single triggers” for cash severance from executive officer change of control agreements.  As a result, all change of control arrangements with ILG’s executive officers require a double trigger for benefits and do not include a tax “gross up” for taxes imposed on any change of control payments.

•                  Removed “Gross up” for Perquisite.  As part of the amendments to employment agreements described above, Mr. Nash and Ms. Marbert agreed to forego the prior practice of the company grossing up amounts paid for supplemental disability premiums.

•                  Increased Stock Ownership Requirements.  In 2017, we increased our stock ownership guidelines to require our executives to own ILG stock with a market value at least equal to 6 times base salary for our chief executive officer, at least 3 times base salary for ILG executive vice presidents and at least 2 times base salary for ILG corporate and segment level senior vice presidents.

•                  Incentive Pay.  The Compensation Committee increased the amount of annual incentives and long-term incentives granted to named executive officers, based on the increased scope of the business and responsibilities of the named executive officers following the acquisition of Vistana.

Compensation Committee Interlocks and Insider Participation

Mr. Stein, Ms. Freed, Mr. Murphy and Mr. Ryder served on our Compensation Committee during 2017 and none has been an officer or employee of ILG.  None of ILG’s executive officers or directors serves or has served on the board of directors or Compensation Committee of any entity that has one or more executive officers serving as a member of ILG’s board of directors or Compensation Committee.

Compensation Committee Report

The compensation committee is satisfied that the Compensation Discussion and Analysis fairly and completely represents the philosophy, intent, and actions of the compensation committee with regard to executive compensation and recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation and Human Resources Committee

Avy H. Stein, Chairman
Victoria L. Freed
Thomas P. Murphy, Jr.
Thomas O. Ryder

The information set forth in the section entitled “Compensation Committee Report” shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or Exchange Act.

Summary Compensation Table

The following table sets forth information concerning the total compensation received for services rendered to ILG and its subsidiaries during 2015, 2016 and 2017 by our chief executive officer, chief financial officer, and our four other most highly compensated executive officers for 2017, all of whom are referred to in this annual statement as named executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Craig M. Nash	2017	872,692	—	3,151,723	953,890	359,555	5,337,860
Chairman, President &	2016	823,866	—	4,353,054	1,319,711	247,324	6,743,955
Chief Executive Officer	2015	750,000	—	2,471,559	637,500	227,857	4,086,916
Sergio D. Rivera*(5)	2017	550,000	—	1,125,623	521,942	105,237	2,302,802
EVP, CEO & President, VO	2016	84,615	—	1,949,016	—	15,444	2,049,075
Jeanette E. Marbert	2017	478,846	—	844,205	436,064	126,930	1,886,045
EVP, CEO & President, E&R	2016	460,692	—	1,597,407	682,642	87,486	2,828,227
	2015	435,000	—	786,411	369,750	80,364	1,671,526
William L. Harvey	2017	420,000	111,435	675,370	213,565	101,700	1,522,070
Chief Financial Officer	2016	403,904	94,905	1,391,948	364,941	64,345	2,320,043
	2015	375,000	29,846	533,648	209,217	58,295	1,206,006
John A. Galea	2017	304,500	61,928	337,680	108,022	45,704	812,130
EVP, Chief Accounting Officer
Victoria J. Kincke	2017	304,500	61,928	337,680	108,022	45,704	812,130
EVP, General Counsel & Secretary

*                                         Includes amounts since November 7, 2016 for Mr. Rivera.

(1)                                 For Mr. Nash, Ms. Marbert and Mr. Harvey, the rate of salary increased beginning May 12, 2016 with additional small increases for Mr. Nash and Ms. Marbert in March 2017, as described in “Compensation Discussion and Analysis” above.

(2)                                 Represents the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718 in connection with RSUs granted during the applicable year under our 2013 Stock and Incentive Compensation Plan.  These awards consist of annual RSUs and performance RSUs.  Performance RSU awards vest in amounts that change based upon performance conditions and are computed based on the probable outcome of the performance conditions assuming target performance for Adjusted EBITDA-based and Revenue-based awards and based upon a Monte Carlo simulation for relative TSR based awards as discussed in Note 18 to the Consolidated Financial

Statements for 2017 contained in this Form 10-K filed with the SEC on March 1, 2018.  The fair value at the maximum level of vesting for these performance awards is:

Name	Max ($)
Craig M. Nash	3,421,907
Sergio D. Rivera	1,222,130
Jeanette E. Marbert	916,573
William L. Harvey	733,240
John A. Galea	366,648
Victoria J. Kincke	366,648

(3)                                 Amounts earned under the annual incentive program are paid following Compensation Committee certification of the achievement of performance following completion of the fiscal year.  Amounts earned following the successful closing of the Vistana acquisition were paid during 2017.

(4)                                 See the table below for all other compensation included in this column for 2017 with dividends accrued on RSUs at target levels.  In addition, as described above in “Compensation Discussion and Analysis—Other Compensation,” Mr. Nash has on occasion used the private aircraft in which ILG owns a fractional interest for personal trips and has reimbursed ILG for the costs of such use.

Name	Supplemental Disability Insurance ($)	Auto Allowance ($)	401(k) Plan Company Match ($)	Group Term Life ($)	Dividends Accrued on RSUs ($)	Total All Other Compensation ($)
Craig M. Nash	7,040	14,400	8,100	3,564	326,451	359,555
Sergio D. Rivera	—	—	1,692	2,382	101,163	105,237
Jeanette E. Marbert	4,718	—	8,100	3,564	110,548	126,930
William L. Harvey	—	—	8,100	3,564	90,036	101,700
John A. Galea	—	—	8,100	3,204	34,400	45,704
Victoria J. Kincke	—	—	8,100	3,204	34,400	45,704

(5)                                 Prior to Mr. Rivera joining ILG as an executive, he received compensation for his role as a director.  Such compensation ceased upon his hiring.

Executive Agreements

Craig M. Nash.  Mr. Nash entered into a four-year employment agreement that was effective upon the spin-off on August 20, 2008 which was most recently amended in March 2017.  Under this agreement as amended and restated, Mr. Nash receives a base salary of $875,000 and is entitled to receive an annual bonus with a target of 120% of base salary, based upon achievement of targets set by the Compensation Committee.  He is also eligible to receive grants under ILG’s long-term incentive program with a target annual award level of $2,800,000 or more, based on criteria to be set by the Compensation Committee.  The agreement continues until Mr. Nash provides at least 60 days’ written notice of his intent to separate or pursuant to the provisions for death, disability, termination with or without cause, or resignation for good reason.  Severance provisions are described below under “Potential Payments upon Termination or Change of Control.”

Sergio D. Rivera.  Mr. Rivera entered into a two-year employment agreement with ILG, effective November 7, 2016 which was most recently amended and restated in March 2017.  The agreement provides for an initial base salary of $550,000, target annual incentive payments up to 100% of base salary and initial RSUs as described under Compensation Discussion and Analysis.  He is also eligible to receive grants under ILG’s long-term incentive program with a target annual award level of $1,000,000, based on criteria to be set by the Compensation Committee.  The agreement continues after the initial two-year term unless terminated by either party on 90 days’ notice.  Severance provisions are described below under “Potential Payments upon Termination or Change of Control.”

Jeanette E. Marbert.  Ms. Marbert entered into a four-year employment agreement that was effective upon the spin-off which was most recently amended in March 2017.  Under this agreement as amended and restated, Ms. Marbert receives a base salary of $480,000 and is entitled to receive an annual bonus with a target of 100% of base salary, based upon achievement of targets set by the Compensation Committee.  She is also eligible to receive grants under ILG’s long-term incentive program with a target annual award level of $700,000, based on criteria to be set by the Compensation Committee.  The agreement continues until Ms. Marbert provides at least 60 days’ written notice of her intent to separate or pursuant to the provisions for death, disability, termination with or without cause, or resignation for good reason.  Severance provisions are described below under “Potential Payments upon Termination or Change of Control.”

William L. Harvey.  Mr. Harvey entered into a four-year employment agreement in 2008 which was most recently amended in March 2017.  Under this agreement as amended and restated Mr. Harvey receives a base salary of $420,000 and is entitled to receive an annual bonus with a target of 80% of base salary, based upon achievement of targets set by the Compensation Committee.  He is also eligible to receive grants under ILG’s long-term incentive program with a target annual award level of $600,000, based on criteria to be set by the Compensation Committee.  The agreement continues until Mr. Harvey provides at least 60 days’ written notice of his intent to separate or pursuant to the provisions for death, disability, termination with or without cause, or resignation for good reason.  Severance provisions are described below under “Potential Payments upon Termination or Change of Control.”

John A. Galea.  Mr. Galea entered into an employment agreement in March 2017 which superseded his prior severance agreement from 2008.  The agreement provides for an initial base salary of $300,000, target annual incentive payments up to 55% of base salary and equity compensation with a target annual award level of $300,000, based on criteria to be set by the Compensation Committee.  The agreement continues until Mr. Galea provides at least 30 days’ written notice of his intent to separate or pursuant to the provisions for death, disability, termination with or without cause, or resignation for good reason.  Severance provisions are described below under “Potential Payments upon Termination or Change of Control.”

Victoria J. Kincke.  Ms. Kincke entered into an employment agreement in March 2017 which superseded her prior severance agreement from 2008.  The agreement provides for an initial base salary of $300,000, target annual incentive payments up to 55% of base salary and equity compensation with a target annual award level of $300,000, based on criteria to be set by the Compensation Committee.  The agreement continues until Ms. Kincke provides at least 30 days’ written notice of her intent to separate or pursuant to the provisions for death, disability, termination with or without cause, or resignation for good reason.  Severance provisions are described below under “Potential Payments upon Termination or Change of Control.”

CEO Pay Ratio

Under rules adopted pursuant to the Dodd-Frank Act of 2010, we are required to calculate and disclose the total compensation paid to ILG’s median employee, as well as the ratio of the total compensation paid to the median employee as compared to the total compensation paid to our CEO.

Under the relevant rules, we are required to identify the median employee by use of a consistently applied compensation measure.  We chose total cash earnings, including annual base pay, overtime, bonus at target, commission, tips and paid time off.  We did not perform adjustments to the compensation paid to part-time employees to calculate what they would have been paid on a full-time basis.

As of October 31, 2017, the date for the determination of the median employee, ILG had 11,218 employees in 17 countries, however the vast majority of these employees were in North America.  In identifying the median employee, we excluded workers in 15 countries totaling 325 associates (approximately 3% of our workforce) as permitted by the de minimis exemption rules, given the small portion of the total employee population in these countries.

We excluded the following number of workers from the following countries in the identification of the median employee:

Country	#
Argentina	22
Bahamas	43
Brazil	3
Canada	34
China	1

Country	#
Colombia	20
Egypt	12
Finland	8
Germany	18
Italy	15

Country	#
Singapore	36
South Africa	11
Spain	3
Thailand	1
United Kingdom	98

After applying our methodology and excluding the employees listed above, we identified the median employee.  Once the median employee was identified, we calculated the median employee’s total annual compensation in accordance with the requirements of the Summary Compensation Table.

Our median employee compensation as calculated using Summary Compensation Table requirements was $36,628.  Our CEO’s compensation as reported in the Summary Compensation Table was $5,337,860.  Therefore, our CEO to median employee pay ratio is 146:1.

Note that the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.  This information is being provided for compliance purposes.  Neither the Compensation Committee nor management of the company used the pay ratio measure in making compensation decisions.

Grants of Plan-Based Awards for Fiscal Year 2017

The following table sets forth information with respect to the grants of plan-based awards to the named executive officers during the year ended December 31, 2017.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			Grant Date Fair Value of Stock Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	($)(3)
Craig M. Nash		525,000	1,050,000	2,005,500
	2/14/2017				37,482	74,963	149,926	1,710,954
	2/14/2017					74,962		1,440,770
Sergio D. Rivera		275,000	550,000	1,050,500
	2/14/2017				13,387	26,773	53,546	611,065
	2/14/2017					26,772		514,558
Jeanette E. Marbert		240,000	480,000	916,800
	2/14/2017				10,040	20,079	40,158	458,287
	2/14/2017					20,079		385,918
William L. Harvey		117,600	235,200	450,240
	2/14/2017				8,032	16,063	32,126	366,620
	2/14/2017					16,064		308,750
John A. Galea		59,483	118,965	227,733
	2/14/2017				4,016	8,032	16,064	183,324
	2/14/2017					8,031		154,356
Victoria J. Kincke		59,483	118,965	227,733
	2/14/2017				4,016	8,032	16,064	183,324
	2/14/2017					8,031		154,356

(1)                                 These awards are performance based awards under the annual incentive program with amounts paid determined by the achievement of the Adjusted EBITDA and revenue performance targets, as described in “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentives” above.

(2)                                 These awards granted February 14, 2017 include (A) in the first line for each named executive officer—performance RSUs under the long-term incentive program with the number of shares earned determined by the achievement of the Adjusted EBITDA performance targets or, total shareholder return targets, all subject to cliff vesting on the third anniversary of the grant date, and (B) in the second line—annual RSUs awarded under the long-term incentive program which vest pro rata over three years, in each case as described in “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Incentives” above.

(3)                                 The grant date fair value was calculated in accordance with FASB ASC Topic 718.  For the value of the performance RSUs based on Adjusted EBITDA, at the date of grant we estimated the future payout at the target level, and for the performance shares based on relative TSR, we used a Monte Carlo simulation as discussed in Note 18 to the Consolidated Financial Statements for 2017 contained in this Form 10-K filed with the SEC as of March 1, 2018.  The grant date fair value does not reflect the current value of these awards or the value of any future payout.

Outstanding Equity Awards at Fiscal Year-End for Fiscal Year 2017

The following table sets forth information with respect to the value of restricted stock units held by the named executive officers on December 31, 2017, based on the closing price for ILG shares of $28.48 on The NASDAQ Stock Market on that date.

	Stock Awards(1)(3)
Name	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not Vested(2) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
Craig M. Nash	362,046	10,311,070	210,553	5,996,549
Sergio D. Rivera	92,073	2,662,239	60,370	1,719,338
Jeanette E. Marbert	119,349	3,401,623	70,901	2,019,260
William L. Harvey	94,425	2,689,224	62,260	1,773,165
John A. Galea	36,936	1,051,937	23,100	657,888
Victoria J. Kincke	36,936	1,051,937	23,100	657,888

(1)                                 Amounts shown include 2015 performance RSUs earned, but that have not yet vested, based on achieving 2015-2017 performance criteria pursuant to the long-term incentive plan and annually vesting RSUs earned, but not yet vested, based on achieving operational criteria as described in “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Incentives” above.

(2)                                 Amounts shown include RSUs granted that have not yet been earned based on the assumption that the applicable performance criteria are achieved at target levels.

(3)                                 The table below provides the following information regarding RSU awards held by ILG’s named executives as of December 31, 2017: (i) the grant date of each award, (ii) the number of RSUs outstanding (on an aggregate and grant-by-grant basis), (iii) the market value of RSUs outstanding as of December 31, 2017, (iv) the vesting schedule for each award and (v) the total number of RSUs that vested or are scheduled to vest in each of the fiscal years ending December 31, 2018, 2019, and 2020.

	Number of Unvested RSUs as of 12/31/17	Market Value of Unvested RSUs as of 12/31/17	Vesting Schedule (#)
Grant Date	(#)	($)	2018	2019	2020
Craig M. Nash
2/25/14(a)	16,835	479,461	16,835	—	—
2/24/15(a)	36,992	1,053,532	18,492	18,500	—
2/24/15(b)	29,590	842,723	29,590	—	—
2/24/15(c)	15,721	447,734	15,721	—	—
2/23/16(a)	94,236	2,683,841	31,409	31,410	31,417
2/23/16(b)	25,129	715,674	—	25,129	—
2/23/16(c)	16,752	477,097	—	16,752	—
5/12/16(d)	91,876	2,616,628	—	91,876	—
5/12/16(b)	55,126	1,569,989	—	55,126	—
5/12/16(e)	36,750	1,046,640		36,750
2/14/2017(a)	76,796	2,187,150	25339	25,343	26,114
2/14/2017(b)	46,078	1,312,302	—	—	46,078
2/14/2017(c)	30,718	874,849	—	—	30,718
Total	572,599	16,307,620	137,386	300,886	134,327
Sergio Rivera
11/7/2016(f)	49,411	1,407,225	24,704	24,707	—
11/7/2016(g)	48,177	1,372,081	15,235	16,470	16,472
2/14/2017(a)	27,427	781,121	9,048	9,052	9,327
2/14/2017(b)	16,457	468,696	—	—	16,457
2/14/2017(c)	10,971	312,454	—	—	10,971
Total	152,443	4,341,577	48,987	50,229	53,227
Jeanette E. Marbert
2/25/14(a)	5,363	152,738	5,363		—
2/24/15(a)	11,773	335,295	5,882	5,891	—
2/24/15(b)	9,415	268,139	9,415	—	—
2/24/15(c)	5,002	142,457	5,002	—	—
2/23/16(a)	30,565	870,491	10,186	10,187	10,192
2/23/16(b)	8,149	232,084	—	8,149	—
2/23/16(c)	5,433	154,732	—	5,433	—
5/12/16(d)	36,751	1,046,668	—	36,751	—
5/12/16(b)	22,050	627,984	—	22,050	—
5/12/16(e)	14,700	418,656	—	14,700	—
2/14/2017(a)	20,570	585,834	6,786	6,788	6,996
2/14/2017(b)	12,341	351,472	—	—	12,341
2/14/2017(c)	8,228	234,333	—	—	8,228
Total	190,340	5,420,883	42,634	109,949	37,757
William L. Harvey
2/25/14(a)	3,067	87,348	3,067	—	—
2/24/15(a)	7,990	227,555	3,990	4,000	—
2/24/15(b)	6,388	181,930	6,388	—	—
2/24/15(c)	3,395	96,690	3,395	—	—
2/23/16(a)	20,377	580,337	6,790	6,791	6,796
2/23/16(b)	5,433	154,732	—	5,433	—
2/23/16(c)	3,621	103,126	—	3,621	—
5/12/16(d)	36,751	1,046,669	—	36,751	—
5/12/16(b)	22,050	627,984	—	22,050	—
5/12/16(e)	14,700	418,656	—	14,700	—

	Number of Unvested RSUs as of 12/31/17	Market Value of Unvested RSUs as of 12/31/17	Vesting Schedule (#)
Grant Date	(#)	($)	2018	2019	2020
2/14/2017(a)	16,457	468,695	5,429	5,431	5,597
2/14/2017(b)	9,874	281,212	—	—	9,874
2/14/2017(c)	6,582	187,455	—	—	6,582
Total	156,685	4,462,389	29,059	98,777	28,849
John Galea
2/25/14(a)	1,536	43,745	1,536	—	—
2/24/15(a)	3,366	95,864	1,680	1,686	—
2/24/15(b)	2,690	76,611	2,690	—	—
2/24/15(c)	1,430	40,726	1,430	—	—
2/23/16(a)	8,662	246,694	2,885	2,885	2,892
2/23/16(b)	2,309	65,760	—	2,309	—
2/23/16(c)	1,539	43,831	—	1,539	—
5/12/16(d)	11,025	313,992	—	11,025	—
5/12/16(b)	6,615	188,395	—	6,615	—
5/12/16(e)	4,409	125,568	—	4,409	—
2/14/2017(a)	8,227	234,305	2,713	2,715	2,799
2/14/2017(b)	4,937	140,606	—	—	4,937
2/14/2017(c)	3,291	93,728	—	—	3,291
Total	60,036	1,709,825	12,934	33,183	13,919
Victoria Kincke
2/25/14(a)	1,536	43,745	1,536	—	—
2/24/15(a)	3,366	95,864	1,680	1,686	—
2/24/15(b)	2,690	76,611	2,690	—	—
2/24/15(c)	1,430	40,726	1,430	—	—
2/23/16(a)	8,662	246,694	2,885	2,885	2,892
2/23/16(b)	2,309	65,760	—	2,309	—
2/23/16(c)	1,539	43,831	—	1,539	—
5/12/16(d)	11,025	313,992	—	11,025	—
5/12/16(b)	6,615	188,395	—	6,615	—
5/12/16(e)	4,409	125,568	—	4,409	—
2/14/2017(a)	8,227	234,305	2,713	2,715	2,799
2/14/2017(b)	4,937	140,606	—	—	4,937
2/14/2017(c)	3,291	93,728	—	—	3,291
Total	60,036	1,709,825	12,934	33,183	13,919

(a)                                 Represents Annual RSUs earned which vest in equal annual installments on each of the first three or four anniversaries of the grant date, subject to continued employment.  The performance conditions to which these awards were subject have been satisfied.

(b)                                 Represents performance RSUs which vest on the third anniversary of the grant date subject to continued employment.  The number of shares included on the table is based on the number of shares which would be earned if the cumulative total of Adjusted EBITDA for 2016-2018 or 2017-2019, as applicable, equals the cumulative total target Adjusted EBITDA for those three years.  For the February 2015 grant, the number of shares included is based on the number of shares earned based on Adjusted EBITDA achieved for 2015-2017.

(c)                                  Represents performance RSUs which vest on the third anniversary of the grant date subject to continued employment.  The number of shares included on the table is based on the number of shares which would be earned based on the relative TSR for ILG being at the target percentile for the measurement period of December 31, 2015 through December 31, 2018 or December 31, 2016 through December 31, 2019 as applicable, as measured against the peer groups.  For the February 2014 grant, the number of shares included is the number of shares earned based on the relative TSR for the measurement period from December 31, 2014 through December 31, 2017.

(d)                                 Represents performance RSUs which vest on the third anniversary of the grant date subject to continued employment.  The performance conditions to which these awards were subject have been satisfied.

(e)                                  Represents performance RSUs which vest on the third anniversary of the grant date subject to continued employment.  The number of shares included on the table is based on the number of shares which would be earned if the cumulative total of revenue excluding cost reimbursements for 2016-2018, equals the cumulative total target revenue excluding cost reimbursements for those three years.

(f)                                   Represents RSUs granted to Mr. Rivera upon hire that vest ratably on the first three anniversaries of the grant date subject to achieving specified operating goals during 2017.

(g)                                  Represents RSUs that vest in annual installments over the first three anniversaries of the grant date (or if later, when performance is certified) based on achievement of annual adjusted EBITDA targets for Vacation Ownership.

Stock Vested for Fiscal Year 2017

The following table sets forth information with respect to the value to the named executive officers of RSUs and restricted stock that vested during 2017, based on the closing price for ILG shares on The NASDAQ Stock Market on the applicable vesting date, which does not reflect the current value.  In 2017 none of the named executive officers had any options.  Note that a portion of the RSUs that vested for Mr. Rivera were granted for his board service prior to becoming an officer of ILG.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Craig M. Nash	111,632	2,132,914
Sergio D. Rivera	33,606	988,282
Jeanette E. Marbert	35,340	675,230
William L. Harvey	22,343	426,929
John A. Galea	10,162	194,161
Victoria J. Kincke	10,162	194,161

Pension Benefits for Fiscal Year 2017 and Nonqualified Deferred Compensation for Fiscal Year 2017

ILG does not offer a pension plan and none of the named executive officers are eligible to participate in a deferred compensation plan offered by ILG.

Potential Payments upon Termination or Change of Control

Each of the named executive officers is eligible to receive severance benefits in the event of a qualifying termination, with additional benefits if such qualifying termination occurs after a change of control.  A qualifying termination is a termination by ILG other than for death, disability or cause (as defined in the agreement) or a termination by the executive for good reason (as defined in the agreement).

Death and Disability

Under the terms of the equity awards granted to the named executive officers, all of the awards will accelerate and vest upon the death of the executive, with performance based awards vesting at target.  In the event of the disability of an executive, the terms of the equity awards state that such awards will continue to vest for up to four years, subject to compliance with confidentiality and non-competition agreements.

Severance

Cash.  Upon a qualifying termination, ILG executive officers are entitled to continued payment of salary and target annual incentive, with respect to Mr. Nash, Ms. Marbert and Mr. Rivera, for 24 months, with respect to Mr. Harvey, Mr. Galea and Ms. Kincke, for 12 months.  The executives will also receive a pro rata portion of the annual incentive following certification of the amount earned by the Compensation Committee.  Additionally, each of the named executive officers will also receive payment to cover the excess of the applicable premium under COBRA over the active employee/family portion for the same period.

Equity.  Upon a qualifying termination, Mr. Nash, Ms. Marbert, Mr. Harvey and Mr. Rivera would receive accelerated vesting for any equity awards granted after the effective date of the applicable employment agreement that would otherwise have vested within the continuation period, with each such award treated as if it vested in equal annual installments.  In addition, in the event of a qualifying termination, each of the named executive officers would be entitled to one-third of the shares that would otherwise vest for each completed 12-month period following the grant date with respect to performance-based RSUs that vest at the end of three years that were not granted upon hire.  Note that generally in the case of a qualifying termination for death, the awards vest in full, and for disability, the awards continue to vest for up to three years following the termination date.

Obligations.  The amounts payable upon a Qualifying Termination are all subject to the execution of a general release and to compliance with confidentiality, non-compete, non-solicitation of employees and non-solicitation of customer covenants set forth in the relevant employment agreements.

Change of Control

Pursuant to the terms of ILG’s equity compensation plans and the award agreements thereunder, upon a change of control, as defined in the applicable executive employment agreement, or as defined in the relevant plan, the named executive officers are generally entitled to accelerated vesting of equity awards if, following such change of control, there is a qualifying termination.

Under amended agreements executed in March 2017, amounts payable upon a qualifying termination within 24 months following a change of control include a lump-sum payment of a multiple of base salary and target annual incentive, and a pro-rated continuation of benefits for the severance period, and accelerated vesting of equity awards, subject to compliance with restrictive covenants.  The multiples of salary and target annual incentive are three times for Mr. Nash, two and a half times for Ms. Marbert and Mr. Rivera, two times for Mr. Harvey and one and a half times for Mr. Galea and Ms. Kincke.  Each executive will also receive a pro rata portion of his or her annual incentive at the greater of target or actual performance through the date of the qualifying termination to the extent determinable.  Additionally, each of the named executive officers will also receive payments to cover the excess of the applicable premium under COBRA over the active employee/family portion for the number of years equal to the multiples stated above.

Each of these agreements also provides that amounts payable may be reduced to ensure that no portion of the payment is subject to excise tax, but only if the reduced payment results in the executive receiving the greatest amount of benefit.  The agreements with Mr. Nash, Mr. Rivera and Ms. Marbert also provide that if the executive requests retirement pursuant to the 2013 Plan at least six months after a Change of Control, complies with the post-separation obligations, and there are no circumstances that create a basis for Cause, the Compensation Committee will approve retirement treatment, which consists of continued vesting for all unvested equity awards.

The amounts shown in the table assume that the termination or change of control was effective as of December 31, 2017 and that the price of ILG common stock on which certain calculations are based was the closing price of $28.48 on The NASDAQ Stock Market on that date.  These amounts are estimates of the incremental amounts that would have been paid out to the executive upon such terminations/change of control, and do not take into account equity grants made, and contractual obligations entered into, after December 31, 2017.  The actual amounts to be paid out can only be determined at the time the event actually occurs.

Name and Benefit	Death or Disability (2) ($)	Termination without cause or for Good Reason ($)	Termination w/o cause or for good reason after Change in Control(3) ($)
Craig M. Nash
Cash Severance (salary and bonus)	—	4,803,890	6,728,890
RSUs (vesting accelerated)(1)	16,307,620	13,954,906	16,307,620
Continued health benefits(4)	—	64,900	97,350
Total estimated value	16,307,620	18,823,696	23,133,860
Sergio D. Rivera
Cash Severance (salary and bonus)	—	2,721,942	3,271,942
RSUs (vesting accelerated)(1)	4,341,577	3,820,820	4,341,577
Continued health benefits(4)	—	31,300	39,125
Total estimated value	4,341,577	6,574,062	7,652,644

Name and Benefit	Death or Disability (2) ($)	Termination without cause or for Good Reason ($)	Termination w/o cause or for good reason after Change in Control(3) ($)
Jeanette E. Marbert
Cash Severance (salary and bonus)	—	2,356,064	2,836,064
RSUs (vesting accelerated)(1)	5,420,883	5,030,337	5,420,883
Continued health benefits(4)	—	40,736	50,920
Total estimated value	5,420,883	7,427,137	8,307,867
William L. Harvey
Cash Severance (salary and bonus)	—	1,081,000	1,837,000
RSUs (vesting accelerated)(1)	4,462,389	2,553,090	4,462,389
Continued health benefits(4)	—	15,650	23,475
Total estimated value	4,462,389	3,649,740	6,322,864
John A. Galea
Cash Severance (salary and bonus)	—	648,900	888,375
RSUs (vesting accelerated)(1)	1,709,825	271,699	1,709,825
Continued health benefits(4)	—	15,650	23,475
Total estimated value	1,709,825	936,249	2,621,675
Victoria J. Kincke
Cash Severance (salary and bonus)	—	648,900	888,375
RSUs (vesting accelerated)(1)	1,709,825	271,699	1,709,825
Continued health benefits(4)	—	15,650	23,475
Total estimated value	1,709,825	936,249	2,621,675

(1)                                 The value of accelerated performance RSUs included in these amounts is based on the target numbers (other than RSUs that have been earned at a different amount) and includes the full value of earned RSUs.  These RSUs provide that the Compensation Committee may determine that a larger number of RSUs would have vested absent a change of control and cause such larger number of RSUs to vest.

(2)                                 Note that upon death the RSUs awards vest immediately whereas in the case of disability, the awards vest over time.

(3)                                 Any amounts paid that are considered excess parachute payments under Section 280G of the Code will not be deductible by ILG.  To the extent the benefit to the executive is greater by reducing the amounts so that no portion would be subject to an excise tax, the amounts would be so reduced.

(4)                                 Based on 2018 health care costs per executive.

Director Compensation

Non-Employee Director Arrangements.  Each member of the ILG board of directors who is not an employee of ILG or its affiliates receives an annual retainer and member and chairs of committees receive additional annual retainers.  For 2017, the retainers were as follows:

•                  Board service—$65,000 per year

•                  Members of audit and Compensation Committees (excluding chairs)—$15,000 per year

•                  Members of nominating (excluding chair) and executive committee—$10,000 per year

•                  Chair of audit committee—$35,000 per year

•                  Chair of Compensation Committee—$30,000 per year

•                  Chair of nominating committee—$15,000 per year

•                  Lead director—$20,000 per year

In addition, each non-employee director receives a grant of restricted stock units, or RSUs, with a dollar value of $125,000 upon re-election on the date of ILG’s Annual Meeting of Stockholders.  The terms of these restricted stock units provide for (i) vesting on the first anniversary of the grant date with settlement in shares of common stock, (ii) cancellation and forfeiture of unvested units in their entirety upon termination of service with the ILG board of directors (other than for death or disability) and (iii) full acceleration of vesting upon a change of control of ILG.  Non-employee directors are also reimbursed for all reasonable expenses incurred in connection with attendance at ILG board and committee meetings.

Director Stock Ownership Guidelines.  In order to further align the interests of our directors with those of our stockholders, our board of directors maintains stock ownership guidelines for non-employee directors.  These guidelines generally require directors that are not employed by us or our affiliates to maintain ownership of our common stock in an amount not less than five times the amount of the annual cash retainer for board service, subject to a grace period of five years from either the adoption of the policy or commencement of service.  Deferred stock units and restricted stock units are included in the calculation.

The guidelines are administered by the nominating committee.  As of April 24, 2018, all of our non-employee directors were in compliance with the guidelines.

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

The following table and footnotes provide information regarding the compensation of non-employee members of ILG’s board of directors for fiscal year 2017.

Director Compensation for Fiscal Year 2017

	Total Fees Earned or Paid in Cash
Name	Fees Paid in Cash ($)	Cash Fees Deferred ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
David Flowers(4)	65,000	—	125,008	3,543	193,551
Victoria L. Freed(4)	80,000	—	125,008	3,543	208,551
Lizanne Galbreath(4)	—	—	199,972	3,543	203,515
Chad Hollingsworth(4)	75,000	—	125,008	3,543	203,551
Lewis J. Korman(4)	110,000	—	125,008	3,543	238,551
Thomas J. Kuhn(4)	—	105,000	125,008	29,265	259,273
Thomas J. McInerney(4)	80,000	—	125,008	3,543	208,551
Thomas P. Murphy, Jr.(4)	80,000	—	125,008	3,543	208,551
Stephen R. Quazzo(4)	—	—	204,976	3,543	208,519

	Total Fees Earned or Paid in Cash
Name	Fees Paid in Cash ($)	Cash Fees Deferred ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Thomas O. Ryder(4)	—	80,000	125,008	4,306	209,314
Avy H. Stein(4)	125,000	—	125,008	15,776	265,784

(1)                                 Represents the dollar value of fees elected to be deferred pursuant to ILG’s Deferred Compensation Plan for Non-Employee Directors, as described above.  For 2017, Mr. Kuhn and Mr. Ryder elected for this entire amount to be deferred as share units.

(2)                                 All amounts for stock awards are the aggregate grant date fair value of the RSUs computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC Topic 718”).  Each non-employee director received 4,808 restricted stock units on May 31, 2017.  In addition, Ms. Galbreath and Mr. Quazzo elected to have their quarterly cash retainer paid in shares.  For a discussion of the assumptions made in the valuation of such stock awards, see Note 18 to the Consolidated Financial Statements for 2017 contained in this Form 10-K.

(3)                                 Includes dollar amount of dividends on restricted stock units that are accrued as additional RSUs.  For Mr. Kuhn, Mr. Ryder, and Mr. Stein these amounts also include the dollar amount of dividends on deferred fees that are accrued as additional share units.

(4)                                 Each of these directors held 4,889 restricted stock units as of December 31, 2017.

The nominating committee has primary responsibility for establishing non-employee director compensation arrangements, which are designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of ILG stock to further align directors’ interests with those of ILG’s stockholders.  When considering non-employee director compensation arrangements, the nominating committee consulted a competitive benchmarking report prepared by the compensation and human resources committee’s independent consultant, Meridian.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The table below provides information pertaining to all compensation plans under which equity securities of our company are authorized for issuance as of December 31, 2017:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	2,992,110	(2)	NA	3,289,318
Equity compensation plans not approved by security holders	—		NA	—
Total	2,992,110		—	3,289,318

(1)                                 These plans include the 2013 Stock and Incentive Compensation Plan, under which a variety of awards, including incentive or nonqualified stock options, restricted shares, restricted stock units, performance units, appreciation rights, bonus awards or any combination of the foregoing may be issued and the Deferred Compensation Plan for Non-Employee Directors, under which directors can defer retainer fees that are converted to share units and settled in common stock.  There are 30,213 shares available under the Deferred Compensation Plan for Non-Employee Directors.

(2)                                 Includes an aggregate of (a) 2,922,322 shares issuable upon vesting of RSUs at maximum for performance RSUs, and (b) 69,788 shares issuable upon settlement of share units issued under the Deferred Compensation Plan for Non-Employee Directors.

(3)                                 As of December 31, 2017, there were no options outstanding.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of ILG common stock as of close of business on April 24, 2018, except as otherwise disclosed in the notes below, by:

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

Unless otherwise indicated, beneficial owners listed here may be contacted at ILG’s corporate headquarters at 6262 Sunset Drive, Miami, FL 33143.  Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all common shares set forth opposite their respective names:

	ILG Common Stock
Name and Address of Beneficial Owner	Shares	%
Qurate Retail Group (formerly Liberty Interactive Corporation)(1)	16,643,957	13.4
12300 Liberty Boulevard
Englewood, CO 80112
Blackrock, Inc.(2)	11,243,741	9.1
55 East 52nd Street
New York, NY 10055
The Vanguard Group(3)	9,153,245	7.4
100 Vanguard Blvd.
Malvern, PA 19355
David Flowers(5)	25,038	*
Victoria L. Freed(5)	35,245	*
Lizanne Galbreath(5)	24,039	*
John A. Galea(4)	67,674	*
William L. Harvey(4)	233,955	*
Chad Hollingsworth(5)	18,806	*
Victoria J. Kincke(4)	101,017	*
Lewis J. Korman(5)	68,885	*
Thomas J. Kuhn(5)	68,677	*
Jeanette E. Marbert(4)	441,571	*
Thomas J. McInerney(5)	126,885	*
Thomas P. Murphy, Jr.(5)	67,885	*

	ILG Common Stock
Name and Address of Beneficial Owner	Shares	%
Craig M. Nash(4)(6)	1,151,858	*
Stephen R. Quazzo(5)(6)	41,037	*
Sergio D. Rivera(4)(5)	56,226	*
Thomas O. Ryder (5)	47,327	*
Avy H. Stein(5)	83,387	*
All executive officers and directors as a group (19 persons)	2,685,958	2.0

*                                         The percentage of shares beneficially owned does not exceed 1%.

(1)                                 Based upon information reported on Amendment No.1 to Schedule 13D which was filed with the SEC on November 2, 2015.  Liberty Interactive Corporation (formerly Liberty Media Corporation) is a publicly traded corporation.  According to its Schedule 14A, filed December 29, 2017, Liberty’s chairman, John C. Malone, controls 39.2% of the voting power of Qurate Retail Group (formerly Liberty Interactive Corporation).

(2)                                 Based upon information reported on Amendment No. 10 to Schedule 13G which was filed with the SEC on January 25, 2018, Blackrock, Inc. and its subsidiaries beneficially own and have sole dispositive rights over 11,243,741 shares and have sole voting rights over 11,008,274 shares.

(3)                                 Based upon information reported on Amendment No. 2 to Schedule 13G which was filed with the SEC on February 9, 2018, The Vanguard Group, Inc. and its subsidiaries beneficially own and have sole dispositive rights over 9,021,801, have shared dispositive rights over 131,444 shares, have sole voting rights over 124,750 shares and have shared voting rights over 15,537.

(4)                                 Excludes RSUs that vest more than 60 days after March 31, 2018.

(5)                                 Includes 8,968 RSUs that vest on May 12, 2017.  For Mr. Kuhn, excludes 45,944 share units, for Mr. Ryder 3,160 share units and for Mr. Stein, 20,683 share units under the Non-Employee Director Deferred Compensation Plan, which would be paid no sooner than six months following termination of services as a director of ILG.  For Mr. Korman, excludes 2,000 share units held by his private foundation.

(6)                                 Excludes 221,860 shares held by trusts for the benefit of Mr. Nash’s children and 5,988 shares held by trusts for the benefit of Mr. Quazzo’s family members and by his spouse.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Transactions with Related Persons

ILG has adopted a written policy for the review of transactions with related persons by the audit committee of the board of directors.  The policy requires review, approval or ratification of transactions exceeding $120,000 in which ILG is a participant and in which an ILG director, executive officer, a holder of more than five percent (5%) of the Company’s common stock or an immediate family member of any of the foregoing persons has a direct or indirect material interest.  The audit committee determines whether these transactions are in, or not inconsistent with, the best interests of ILG and its stockholders, taking into consideration whether they are on terms no less favorable to ILG than those available with other parties and the related person’s interest in the transaction.  The relationships and related party transactions described below relating to Qurate Retail Group (“Qurate”) (formerly Liberty Interactive Corporation (“Liberty”)) were originally entered into prior to or in connection with ILG’s spin-off from IAC in August 2008 and were amended in connection with the acquisition of Vistana in 2016.  The terms “related person” and “transaction” have the meanings set forth in Item 404(a) of Regulation S-K promulgated by the SEC.

Agreements with Qurate

As of April 24, 2018, Qurate beneficially owned (within the meaning of Rule 13d-3 under the Exchange Act) 16,643,957 shares or 13.4% of ILG common stock.  The agreement between ILG and Qurate, entered into on May 13, 2008, as amended on October 27, 2015, provides that Qurate is entitled to appoint two directors to the ILG Board.  So long as Qurate continues to beneficially own at least 10% of ILG’s common stock, Qurate has the right to nominate a proportionate number of directors to ILG’s board of directors.  The amended agreement restricts Qurate and its affiliates from acquiring in excess of 35% of ILG’s outstanding shares of common stock without ILG’s consent.

The amended agreement with Qurate, and the respective rights and obligations thereunder, will terminate if Qurate’s beneficial ownership falls below 10% of ILG’s outstanding equity, unless Qurate’s ownership was reduced below 10% not in conjunction with Qurate transferring its shares.  In that event, Qurate’s rights will terminate three years from the date of the amended agreement.

Under the amended registration rights agreement between ILG and Qurate, Qurate has four demand registration rights and the aggregate offering price threshold for any demand registration statement is at least $50 million.  Pursuant to the amended registration rights agreement, ILG must prepare a demand registration statement if requested by Qurate.

Other

An officer of Royal Caribbean Cruises Ltd. (“Royal Caribbean”), Victoria L. Freed, is part of our board of directors.  Through the travel services we offer, we sell Royal Caribbean cruises.  During 2017, we recorded revenue of $0.7 million for these sales and Royal Caribbean had $6.7 million of gross sales from our bookings of their cruises, which in each case is less than 5% of gross revenues for the year.

Director Independence.

ILG’s board of directors currently consists of thirteen members.  The board of directors has affirmatively determined that each of Mr. Flowers, Ms. Freed, Ms. Galbreath, Mr. Hollingsworth, Mr. Korman, Mr. Kuhn, Mr. McInerney, Mr. Murphy, Mr. Quazzo, Mr. Ryder and Mr. Stein are “independent directors” within the meaning of the NASDAQ’s listing standards.  In making this determination, the board of directors considers information regarding transactions, relationships and arrangements involving ILG and its businesses and each director that it deems relevant to independence, including those required by NASDAQ listing standards.  This information is obtained from director responses to a questionnaire circulated by ILG management, ILG records and publicly available information.  ILG management monitors those transactions, relationships and arrangements that are relevant to determinations of independence, and solicits updated information potentially relevant to independence from internal personnel and directors, to determine whether there have been any developments that could potentially have an adverse impact on ILG’s prior independence determinations.  In particular, the board considered past relationships which directors had with ILG and Starwood, as well as, for Ms. Freed, commercial transactions between ILG’s businesses and Royal Caribbean International’s businesses.

With respect to the remaining directors, (i) Mr. Nash is an executive of ILG, and (ii) Mr. Rivera is an executive of ILG and before joining ILG was within the last three years an executive of Starwood and Vistana Signature Experiences (“Vistana”), now a subsidiary of ILG.

Item 14.  Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ FEES

The following table sets forth fees for professional services rendered by Ernst & Young LLP for fiscal years 2017 and 2016.

	2017 Estimated Fees	2016 Actual Fees
Audit Fees(1)(3)	$5,007,253	$4,987,307
Audit-Related Fees(2)	191,200	254,791
Tax Fees(3)(4)	58,074	50,435
All Other Fees	—	—
Total Fees	$5,256,527	$5,292,533

(1)                                 Includes fees and expenses related to the fiscal year integrated audit and PCAOB AU Section 722, Interim Financial Information, statutory audits of foreign subsidiaries, SEC filings, including consents and comment letters, and attestations on Statements of Key Operating Exchange Statistics of Interval International and Vistana, notwithstanding when the fees and expenses were billed or when the services were rendered.  These services reflect additional work in 2016 related to the Vistana acquisition.

(2)                                 Includes fees and expenses related to agreed upon accounting procedures and accounting consultation in connection with a business combination rendered during the respective year.

(3)                                 Amounts in local currencies are converted at the respective exchange rates at December 31, 2017.

(4)                                 Includes fees and expenses related to tax compliance services and transfer pricing advisory services rendered during the respective year.

Audit Committee Pre-Approval of Independent Accountant Services

The audit committee pre-approves all audit and permissible non-audit services provided by the independent registered public accountants.  These services may include audit services, audit-related services, tax services and other services.

APPENDIX A

ADJUSTED EBITDA REPORTED RECONCILIATION

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions)
Net income attributable to common stockholders	$168	$265	$73	$79	$81
Net income attributable to noncontrolling interest	3	2	2	3	1
Net income	171	267	75	82	82
Income tax provision	26	57	41	45	45
Other special items (gain on bargain purchase)	(2)	(163)	—	—	—
Equity in earnings from unconsolidated entities	(4)	(5)	(5)	5	—
Other non-operating expense, net	3	7	(3)	(2)	—
Interest expense	26	23	21	7	6
Interest income	(1)	(1)	(1)	—	—
Operating income	219	185	128	127	133
Other non-operating income (expense), net	(3)	(7)	3	2	—
Other special items (gain on bargain purchase)	2	163	—	—	—
Equity in earnings from unconsolidated entities	4	5	5	5	—
Net income attributable to noncontrolling interest	(3)	(2)	(2)	(3)	(1)
Depreciation expense	60	43	18	16	15
Amortization expense of intangibles	20	19	14	12	8
EBITDA	299	406	166	159	155
Other special items	4	(163)	—	—	(3)
Asset impairments	10	—	—	—	—
Impact of purchase accounting	(4)	12	1	2	—
Acquisition related and restructuring costs	12	22	8	7	4
Less: Other non-operating (income) expense, net	3	7	(3)	(2)	—
Non-cash compensation expense	22	18	13	11	10
Adjusted EBITDA	$346	$302	$185	$173	$166

ADJUSTED EBITDA LONG-TERM INCENTIVE CALCULATION RECONCILIATION

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net income attributable to common stockholders	$168	$265	$73
Net income attributable to noncontrolling interest	3	2	2
Net income	171	267	75
Income tax provision	26	57	41
Other special items (gain on bargain purchase)	(2)	(163)	—
Equity in earnings from unconsolidated entities	(4)	(5)	(5)
Other non-operating expense, net	3	7	(3)
Interest expense	26	23	21
Interest income	(1)	(1)	(1)
Operating income	219	185	128
Other non-operating income (expense), net	(3)	(7)	3
Other special items (gain on bargain purchase)	2	163	—

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Equity in earnings from unconsolidated entities	4	5	5
Net income attributable to noncontrolling interest	(3)	(2)	(2)
Depreciation expense	60	43	18
Amortization expense of intangibles	20	19	14
EBITDA	299	406	166
Other special items	4	(163)	—
Asset impairments	10	—	—
Acquisition related and restructuring costs	12	22	8
Less: Other non-operating (income) expense, net	3	7	(3)
Non-cash compensation expense	22	18	13
Adjusted EBITDA	$350	$290	$184

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Operating activities before inventory spend	$310	$168	$143
Inventory spend	(231)	(175)	—
Net cash provided by (used in) operating activities	79	(7)	143
Repayments on securitizations	(178)	(93)	—
Proceeds from securitizations, net of debt issuance costs	322	370	—
Net changes in financing-related restricted cash	14	(25)	—
Net securitization activities	158	252	—
Capital expenditures	(119)	(95)	(20)
Acquisition-related and restructuring payments	10	30	6
Free cash flow	$128	$180	$129

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net income attributable to common stockholders	$168	$265	$73
Acquisition related and restructuring costs	12	22	8
Other non-operating foreign currency remeasurements	(1)	7	(4)
Impact of purchase accounting	(2)	15	1
Other special items	(40)	(163)	—
Asset impairments	10	—	—
Income tax impact on adjusting items(1)	(8)	(16)	(2)
Adjusted net income	$139	$130	$76
Earnings per share attributable to common stockholders:
Basic	$1.36	$2.62	$1.28
Diluted	$1.34	$2.60	$1.26
Adjusted earnings per share:
Basic	$1.12	$1.29	$1.33

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Diluted	$1.10	$1.28	$1.32
Weighted average number of common stock outstanding:
Basic	124,032	100,868	57,400
Diluted	125,833	101,732	57,989

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

INDEX TO EXHIBITS

Exhibit	Description	Incorporated By Reference Location
10.1*	Employment Agreement between ILG, Inc. and John A. Galea, dated as of March 24, 2017. †
10.2*	Amendment of Employment Agreement between ILG, Inc. and John A. Galea, dated as of March 28, 2018. †
10.3*	Employment Agreement between ILG, Inc. and Victoria J. Kincke, dated as of March 24, 2017. †
10.4*	Amendment of Employment Agreement between ILG, Inc. and Victoria J. Kincke, dated as of March 28, 2018. †
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.3*	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

† Reflects management contracts and management and director compensatory plans.
* Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30 , 2018.

ILG, INC.

By:	/s/ William L. Harvey
William L. Harvey
Executive Vice President and Chief Financial Officer