Form 10-Q
period 2018-03-31
ILG, Inc.
filed 2018-05-04
CIK 1434620

As filed with the Securities and Exchange Commission as of May 4, 2018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
Or
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

As of May 1, 2018, 124,320,709 shares of the registrant’s common stock were outstanding.

PART I—FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Service and membership related	$152	$127
Sales of vacation ownership products, net	123	105
Rental and ancillary services	118	107
Consumer financing	24	21
Cost reimbursements	65	84
Total revenues	482	444
Operating costs and expenses:
Cost of service and membership related sales	64	35
Cost of vacation ownership product sales	39	25
Cost of sales of rental and ancillary services	72	77
Cost of consumer financing	8	6
Cost reimbursements	65	84
Royalty fee expense	11	10
Selling and marketing expense	78	70
General and administrative expense	59	54
Amortization expense of intangibles	5	5
Depreciation expense	15	15
Total operating costs and expenses	416	381
Operating income	66	63
Other income (expense):
Interest expense	(7)	(5)
Other income, net	5	10
Equity in earnings from unconsolidated entities	1	2
Total other income (expense), net	(1)	7
Earnings before income taxes and noncontrolling interests	65	70
Income tax provision	(20)	(25)
Net income	45	45
Net income attributable to noncontrolling interests	(2)	(1)
Net income attributable to common stockholders	$43	$44
Earnings per share attributable to common stockholders:
Basic	$0.35	$0.35
Diluted	$0.34	$0.35
Weighted average number of shares of common stock outstanding (in thousands):
Basic	123,826	123,998
Diluted	125,751	125,582
Dividends declared per share of common stock	$0.175	$0.15

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$45	$45
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	8	6
Total comprehensive income, net of tax	53	51
Less: Net income attributable to noncontrolling interests	(2)	(1)
Less: Other comprehensive income attributable to noncontrolling interests	(1)	—
Total comprehensive income attributable to noncontrolling interests	(3)	(1)
Comprehensive income attributable to common stockholders	$50	$50

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$158	$122
Restricted cash and cash equivalents (including $18 and $19 in variable interest entities, "VIEs," respectively)	252	227
Accounts receivable, net of allowance for doubtful accounts of $13 for both periods	125	121
Vacation ownership mortgages receivable, net of allowance of $5 and $4, respectively (including a net $59 and $61 in VIEs, respectively)	82	79
Vacation ownership inventory	497	496
Prepaid income taxes	39	58
Prepaid expenses	105	64
Other current assets (including $3 and $4 of interest receivables in VIEs, respectively)	33	33
Total current assets	1,291	1,200
Restricted cash and cash equivalents (including $1 in variable interest entities, "VIEs" for both periods)	4	3
Vacation ownership mortgages receivable, net of allowance of $58 and $51, respectively (including a net $459 and $498 in VIEs, respectively)	651	658
Vacation ownership inventory	60	60
Investments in unconsolidated entities	54	55
Property and equipment, net	621	616
Goodwill	565	564
Intangible assets, net	438	440
Other non-current assets	86	91
TOTAL ASSETS	$3,770	$3,687
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$52	$46
Current portion of securitized debt from VIEs	135	146
Deferred revenue	224	162
Accrued compensation and benefits	68	72
Accrued expenses and other current liabilities (including a net $1 of interest payables in VIEs for both periods)	249	215
Total current liabilities	728	641
Long-term debt	563	562
Securitized debt from VIEs	395	429
Income taxes payable, non-current	2	11
Other long-term liabilities	119	118
Deferred revenue	84	76
Deferred income taxes	140	133
Total liabilities	2,031	1,970
Redeemable noncontrolling interest	1	1
Commitments and contingencies
EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $0.01 par value; issued 134,308,206 and 134,053,132 shares, respectively	1	1
Treasury stock— 9,987,627 shares at cost each period	(164)	(164)
Additional paid-in capital	1,277	1,278
Retained earnings	610	597
Accumulated other comprehensive loss	(26)	(33)
Total ILG stockholders’ equity	1,698	1,679
Noncontrolling interests	40	37
Total equity	1,738	1,716
TOTAL LIABILITIES AND EQUITY	$3,770	$3,687

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except share data)

(Unaudited)

										Accumulated
			Total ILG					Additional		Other
	Total	Noncontrolling	Stockholders’	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Equity	Interests	Equity	Amount	Shares	Amount	Shares	Capital	Earnings	Loss
Balance as of December 31, 2017	$1,716	$37	$1,679	$1	134,053,132	$(164)	9,987,627	$1,278	$597	$(33)
Net income	45	2	43	—	—	—	—	—	43	—
Cumulative adjustment related to change in accounting principle	(7)	—	(7)	—	—	—	—	—	(7)	—
Other comprehensive income, net of tax	8	1	7	—	—	—	—	—	—	7
Non-cash compensation expense	6	—	6	—	—	—	—	6	—	—
Issuance of restricted stock for converted shares in connection with the Vistana acquisition	—	—	—	—	(160,532)	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of withholding taxes	(8)	—	(8)	—	415,318	—	—	(8)	—	—
Dividends declared on common stock	(22)	—	(22)	—	288	—	—	1	(23)	—
Balance as of March 31, 2018	$1,738	$40	$1,698	$1	134,308,206	$(164)	9,987,627	$1,277	$610	$(26)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$45	$45
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense of intangibles	5	5
Amortization of debt issuance costs	1	1
Depreciation expense	15	15
Allowance for losses on originated loans	9	7
Allowance for impairment on acquired loans	2	2
Accretion of mortgages receivable	1	2
Non-cash compensation expense	6	6
Deferred income taxes	7	12
Equity in earnings from unconsolidated entities	(1)	(2)
Distributions from investments in unconsolidated entities	2	—
Changes in operating assets and liabilities:
Accounts receivable	(44)	(25)
Vacation ownership mortgages receivable (originations)	(82)	(76)
Vacation ownership mortgages receivable (collections)	71	69
Vacation ownership inventory (additions)	(21)	(59)
Vacation ownership inventory (disposals)	34	22
Vacation ownership inventory related insurance proceeds	19	—
Vacation ownership consolidated HOAs related insurance proceeds	23	—
Prepaid expenses and other current assets	(39)	(33)
Prepaid income taxes and income taxes payable	8	10
Accounts payable and other current liabilities	23	16
Deferred income	68	49
Other, net	—	(8)
Net cash and restricted cash provided by operating activities	152	58
Cash flows from investing activities:
Capital expenditures	(16)	(22)
Net cash used in investing activities	(16)	(22)
Cash flows from financing activities:
Borrowings on revolving credit facility, net	—	20
Payments on securitized debt	(45)	(32)
Purchases of treasury stock	—	(3)
Dividend payments to stockholders	(22)	(19)
Withholding taxes on vesting of restricted stock units and restricted stock	(8)	(4)
Net cash and restricted cash used in financing activities	(75)	(38)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	62	(3)
Cash, cash equivalents and restricted cash at beginning of period	352	244
Cash, cash equivalents and restricted cash at end of period	$414	$241
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$5	$2
Income taxes paid, net of refunds	$5	$3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Individual amounts presented by quarter in our interim financial statements may not add to the year-to-date amount due to rounding and, in the case of per share amounts, differences in the average common shares outstanding during each period.

Additionally, the prior period condensed consolidated financial statements presented in this report have been restated as part of our adoption of ASC 606. See Note 3 for additional information.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10‑K.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 accompanying our audited consolidated financial statements included in our 2017 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the three months ended March 31, 2018 other than changes related to the adoption of ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”). See Note 3 for further details and related disclosures.

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

Significant estimates underlying the accompanying condensed consolidated financial statements include:

•	the recovery of long‑lived assets as well as goodwill and other intangible assets;
•	purchase price allocations of business combinations;
•	allowance for loan losses for vacation ownership mortgages receivable;
•	accounting for acquired vacation ownership mortgages receivable;
•	cost of vacation ownership product sales related estimates included in our relative sales value calculation, such as future projected sales revenue and expected project costs to complete;
•	the accounting for income taxes including deferred income taxes and related valuation allowances;
•	the determination of deferred membership revenue and deferred membership costs; and
•	the determination of stock‑based compensation.

In the opinion of ILG’s management, the assumptions underlying the condensed consolidated financial statements of ILG and its subsidiaries are reasonable.

Earnings per Share

Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of RSUs and restricted stock using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders exclude 0.6 million and 0.8 million RSUs and restricted shares for the three months ended March 31, 2018 and 2017, respectively, as the effect of their inclusion would have been antidilutive to earnings per share.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Basic weighted average shares of common stock outstanding	123,826	123,998
Net effect of common stock equivalents assumed to be vested related to RSUs and restricted stock	1,925	1,584
Diluted weighted average shares of common stock outstanding	125,751	125,582

Earnings per share for the three months ended March 31, 2018 and 2017 are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Net income attributable to common stockholders	$42,909	$43,993
Weighted average number of shares of common stock outstanding:
Basic	123,826	123,998
Diluted	125,751	125,582
Earnings per share attributable to common stockholders:
Basic	$0.35	$0.35
Diluted	$0.34	$0.35

Recent Accounting Pronouncements: General

With the exception of those discussed below, there are no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in our 2017 Annual Report on Form 10-K that are of significance, or potential significance, to ILG based on our current operations. The following summary of recent accounting pronouncements is not intended to be an exhaustive description of the respective pronouncement, and may include certain accounting standards also disclosed in our 2017 Annual Report on Form 10-K which have not yet been adopted.

In February 2016, the FASB issued ASU 2016‑02, “Leases (Topic 842)” (“ASU 2016‑02”). ASU 2016‑02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements; however, we do expect our balance sheet presentation to be impacted upon adoption due to the recognition of right-of-use assets and lease liabilities for operating leases.

Adopted Accounting Pronouncements: General

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The guidance amends SEC paragraphs in Accounting Standards Codification (ASC or Codification) 740, Income Taxes, to reflect SEC Staff Accounting Bulletin (SAB) 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”) in the period of enactment. For further discussion please see Note 19. This ASU was effective immediately and the adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In February 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. The FASB issued this ASU to clarify the scope of subtopic 610-20, which was issued in May 2014 as part of Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The effective date and transition requirements of these amendments are the same as the effective date and transition requirements of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". We plan to adopt this standard, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on January 1, 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230).” This ASU requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The update is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  The adoption of this guidance did not have a material impact on our consolidated financial statements. The effect of the adoption of ASU 2016-18 on our consolidated statements of cash flows was to include restricted cash balances in the beginning and end of period balances of cash and cash equivalents and restricted cash. The change in restricted cash was previously disclosed in operating activities and financing activities in the consolidated statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”) as part of the Board’s initiative to reduce complexity in accounting standards.  This ASU eliminates an exception in ASC 740, which prohibits the immediate recognition of income tax consequences of intra-entity asset transfers other than inventory.  Under ASU 2016-16, entities will be required to recognize the immediate current and deferred income tax effects of intra-entity asset transfers, which often involve a subsidiary of a company transferring intellectual property to another subsidiary.  For public entities, the new guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  This ASU’s amendments should be applied on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption. In accordance with this ASU, during the current period we recorded a cumulative adjustment of approximately $7 million to opening retained earnings. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Adopted Accounting Pronouncements: Revenue Recognition

In May 2014, the FASB issued ASU 2014‑09 (otherwise known as ASC 606). The FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (i) remove inconsistencies and weaknesses in revenue requirements; (ii) provide a more robust framework for addressing revenue issues; (iii) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (iv) provide more useful information to users of financial statements through improved disclosure requirements; and (v) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB amended the FASB Accounting Standards Codification (“Codification”) and created a new Topic 606, Revenue from Contracts with Customers. The core principle of the guidance in ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry specific guidance throughout the Industry Topics of the Codification. Additionally, ASU 2014‑09 supersedes some cost guidance included in Subtopic 605‑35, Revenue Recognition—Construction‑Type and Production‑Type Contracts. The ASU is effective for fiscal years beginning after December 15, 2017 (and interim periods within that period).

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

We have adopted this standard, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, as of January 1, 2018, using the retrospective adoption method. See Note 3 for further details.

NOTE 3—REVENUE RECOGNITION

The core principle of the guidance in ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We recognize all revenue related to contracts with customers in accordance with ASC 606. We elected to apply ASC 606, and all related ASUs, using the retrospective adoption method. Under this method, we revised our consolidated financial statements for the years ended December 31, 2016 and 2017, and applicable interim periods within those years, as if ASC 606 had been effective for those periods. The major areas of impact in applying ASC 606 include the following:

1.

earlier recognition of certain VOI sales where the transaction price was deemed collectable yet we were deferring recognition due to specific buyers’ commitment requirements under legacy GAAP (also known as buyers’ commitment deferral or BCD);

2.

gross versus net presentation changes, which did not impact profitability, such as incentives provided to customers on VOI sales (e.g., SPG points), management fees and cost reimbursements attributable to unsold VOI inventory, and administrative fees for VOI sales in certain cases;

3.	classification of certain trial vacation package sales which also did not impact profitability;
4.	capitalization of certain incremental costs to obtain a contract related to trial vacation package sales;
5.	the instances in which we can apply the percentage of completion revenue recognition method when construction of a vacation ownership project is not complete; and
6.	classification of certain payments to developers in our exchange business who are functioning as agents in the member acquisition process.

The tables below summarizes the adjustments that were made to our condensed consolidated statement of income for the three months ended March 31, 2017 and our condensed consolidated balance sheet as of December 31, 2017, on a line item basis (USD in millions, except per share data):

	(As reported)					(Restated)
	Three Months Ended March 31, 2017	Reclassification Adjustments (1)	BCD	Percentage of Completion Related	Other (2)	Three Months Ended March 31, 2017

Service and membership related	126	1	—	—	—	127
Sales of vacation ownership products, net	110	(1)	1	(5)	—	105
Rental and ancillary services	107	—	—	—	—	107
Cost reimbursements	88	(4)	—	—	—	84
Total revenues	452	(4)	1	(5)	—	444

Cost of service and membership related sales	32	3	—	—	—	35
Cost of vacation ownership products sales	27	—	—	(2)	—	25
Cost of sales of rental and ancillary services	78	(1)	—	—	—	77
Cost reimbursements	88	(4)	—	—	—	84
Selling and marketing expense	73	(2)	—	—	(1)	70
Total operating costs and expenses	388	(4)	—	(2)	(1)	381

Equity in earnings from unconsolidated entities	1	—	1	—	—	2

Earnings before income taxes and noncontrolling interest	70	—	2	(3)	1	70

Income tax benefit (provision)	(25)	—	(1)	1	—	(25)

Net income attributable to common stockholders	44	—	1	(2)	1	44

Earnings per share attributable to common stockholders:
Basic	0.36					0.35
Diluted	0.35					0.35

(1)	Includes impact of item numbers 2, 3 and 6 described further above.
(2)	Includes impact of item number 4 described above, and other items of lesser significance.

	(As reported)			(Restated)
	December 31, 2017	BCD	Other (3)	December 31, 2017

Vacation ownership mortgages receivable, net (current)	78	1	—	79
Vacation ownership inventory	499	(3)	—	496
Prepaid expenses	62	(2)	4	64
Other current assets	32	-	1	33
Total current assets	1,199	(4)	5	1,200
Vacation ownership mortgages receivable, net (noncurrent)	644	14	—	658
Investment in unconsolidated entities	54	1	—	55
TOTAL ASSETS	3,671	11	5	3,687

Deferred revenue	162	—	—	162
Accrued expenses and other current liabilities	217	(2)	—	215
Total current liabilities	643	(2)	—	641
Deferred income taxes	128	4	1	133
TOTAL LIABILITIES	1,967	2	1	1,970

Retained earnings	584	9	4	597
Total shareholders’ equity	1,666	9	4	1,679

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	3,671	11	5	3,687

(3)	Includes impact on condensed consolidated balance sheet for all items described above, except BCD.

Performance obligations and accounting policies

Vacation Ownership

Revenue from the VO segment is derived principally from sales of VOIs and related fees earned by Vistana and HVO, interest income earned for financing these sales, maintenance fees, fees for vacation ownership resort and homeowners’ association management services, and rental and ancillary revenues, including from hotels owned by Vistana and HVO.

Sales of VOIs

We enter into contracts for the purchase of VOIs which include (i) the sale of the VOI, (ii) membership in the Vistana Signature Network or Hyatt Residence Club, and (iii) potential incentives for purchasing the VOI. See the Membership fee revenue section below for the revenue recognition treatment of the club membership fees.

Consolidated VOI sales are recognized and included in revenues once control of the VOI has transferred and the purchaser secures the benefits of ownership, which occurs after a binding sales contract has been executed, collectability is reasonably assured, the rescission period has expired, and construction is complete. The agreement for sale generally provides for a down payment and a note secured by a mortgage payable in monthly installments, including interest, over a typical term ranging from 5 -15 years. Customer deposits relating to contracts cancelled after the applicable rescission period are forfeited and recorded in revenue at the time of forfeiture.

The provision for loan losses is recorded as an adjustment to sales of VOIs in the consolidated income statements rather than as an adjustment to bad debt expense, as the default on the VOI is deemed to be a right of return. We record an estimate of loan losses at the time of the VOI sale and recognize revenue net of amounts deemed uncollectible.

We at times offer several types of sales incentives, including SPG and World of Hyatt points, a bonus week, and down payment credits to buyers. Revenue from sales incentives is recognized when the incentive is provided to the owner of the VOI. If the owner finances the VOI, the incentive may not be provided until six payments have been made. For our primary incentives, SPG and World of Hyatt points, we act as an agent and therefore, recognize revenue for these incentives on a net basis.

We routinely sell trial vacation packages where we provide our customers with a stay at a resort and offer a discount on a future VOI sale. The future discount is accounted for as a material right, which is recognized when the purchaser buys a VOI or the discount expires, both of which occur at the time of stay. Our customers have the option to pay upfront for these packages or finance these packages through us. In the case of unused trial vacation packages, we recognize revenue upon forfeiture as we do not expect a significant amount of breakage to occur.

Management fee and other revenue

Management fees and other revenue in this segment consist of annual maintenance fees, service fees and base management fees, as applicable. Annual maintenance fees are amounts paid by VOI owners for maintaining and operating the respective properties, which includes management services, and are recognized on a straight‑line basis over the respective annual maintenance period. Our day-to-day management services include activities such as housekeeping services, operation of a reservation system, maintenance, and certain accounting and administrative services. We receive compensation for such management services, which is generally based on either a percentage of the budgeted cost to operate such resorts or a fixed fee arrangement, on a monthly basis as the services are performed. We generally recognize management fee revenue on a gross basis except for management fees associated with VOIs which remain in our inventory.

Resort operations revenue

Our resort operations performance obligations are largely comprised of transient rental income at our vacation ownership and owned-hotel properties. We may receive payment for these services upfront or at the time of the stay. We record rental revenue when occupancy has occurred or, in the case of unused prepaid rental deposits, upon forfeiture. Other ancillary services revenue consists of goods and services that are sold or provided by us at restaurants, golf courses and other retail and service outlets located at developed resorts. We receive payment and recognize ancillary services revenue when goods have been provided and/or services have been rendered.

Exchange and Rental

Membership fee revenue

Revenue from membership fees from our Exchange and Rental segment is deferred and recognized over the terms of the applicable memberships, typically ranging from one to five years, on a straight‑line basis. When multiple member benefits and services are provided over the term of the membership, revenue is recognized for each separable deliverable ratably over the membership period, as applicable. Membership fees are paid up front at the beginning of the applicable membership period. Generally, memberships are cancelable and refundable on a pro‑rata basis, with the exception of Interval Network’s Platinum tier which is non‑refundable.

Transaction revenue

Revenue from exchanges, Getaway transactions and other fee-based services provided to members of our networks is recognized when confirmation of the transaction is provided and services have been rendered, as the earnings process is complete. Reservation servicing fees are generally received on a monthly basis and revenue is recognized when the service is performed or on a straight‑line basis over the applicable service period.

Club rental revenue

Club rental revenue represents rentals generated by the Vistana Signature Network and Hyatt Residence Club mainly to monetize inventory at their vacation ownership resorts to provide exchanges for our members through hotel loyalty programs. We recognize revenue for such rentals when occupancy has occurred.

Rental management revenue

Revenue from our vacation rental management businesses is comprised of base management fees which are typically either (i) fixed amounts, (ii) amounts based on a percentage of adjusted gross lodging revenue, or (iii) various revenue sharing arrangements with condominium owners based on stated formulas. We generally receive payment from the rental management services on a monthly basis as the services are performed. Base management fees are recognized when earned in accordance with the terms of the contract (i.e., over time as we perform the management services). Incentive management fees for certain hotels and condominium resorts are generally a percentage of either operating profits or improvement in operating profits. We recognize incentive management fees as earned throughout the incentive period based on actual results which are trued‑up at the culmination of the incentive period. Determining the amount of the transaction price related to the incentive management fees may require us to estimate the variable consideration related to the incentive fees based on generated budgets and forecasts until such time as the actual amounts are known (typically at end of calendar year). Such variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of the related revenue will not occur. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services, either internally or through third party providers. Service fee revenue is recognized when the service is provided. We are considered an agent for these services, and will therefore recognize revenue from the service fees on a net basis per the terms of the respective agreement.

General

Cost reimbursement revenue

Represents the compensation and other employee-related costs directly associated with managing properties that are included in both revenue and cost of sales and that are passed on to the property owners or homeowner associations without mark-up. Cost reimbursement revenue of the Vacation Ownership segment also includes reimbursement of sales and marketing expenses, without mark-up, pursuant to contractual arrangements. Such cost reimbursements are recognized gross when the related services are performed.

Deferred revenue in a business combination

When we acquire a business which records deferred revenue on its historical financial statements, we are required to re‑measure that deferred revenue as of the acquisition date pursuant to rules related to accounting for business combinations, as described further below. The post‑acquisition impact of that remeasurement results in recognizing revenue which solely comprises the cost of the associated legal performance obligation we assumed as part of the acquisition, plus a normal profit margin. This purchase accounting treatment typically results in lower amounts of revenue recognized in a reporting period following the acquisition than would have otherwise been recognized on a historical basis.

Contracts with multiple performance obligations

When we enter into an arrangement which contains multiple promises, we are required to determine whether the promises in these arrangements should be treated as separate performance obligations for revenue recognition purposes and, if so, how the transaction price should be allocated to each performance obligation. We analyze our contracts upon execution to determine the appropriate revenue recognition accounting treatment. Our determination of whether to recognize revenue for separate performance obligation will depend on the terms and specifics of our products and arrangements as well as the nature of changes to our existing products and services, if any. The transaction price is allocated to such distinct performance obligations in accordance with their standalone selling price. As we have observable standalone sales of each of our performance obligations, we utilize the observable standalone selling price for purposes of allocation and we do not exercise significant judgement in determining these standalone selling prices. The allocation of the total transaction price to the various performance obligations does not change the total revenue recognized from a transaction or arrangement, but may impact the timing of revenue recognition.

Sales type taxes

All taxable revenue transactions are presented on a net‑of‑tax basis.

Costs to Obtain or Fulfill a Contract

We capitalize the incremental costs of obtaining a contract when those costs would not have been incurred if the contract had not been obtained, in accordance with ASC Subtopic 340-40, Other Assets and Deferred Costs – Revenue from Contracts with Customers (“ASC 340-40”). Direct costs of acquiring members (primarily commissions) are deferred and amortized on a straight‑line basis over the terms of the applicable membership period. We also capitalize commissions related to the sale of prepaid vacation packages. These commissions are expensed when the purchaser stays at the property. If a contract is cancelled, we charge the unrecoverable direct selling costs to expense at cancellation.

The ending asset balance related to costs to obtain a contract as of March 31, 2018 and December 31, 2017 were $23 million and $19 million, respectively, and total amortization was $2 million for the three months ended March 31, 2018. There were no associated impairment losses.

We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less.

We capitalize certain costs incurred to fulfill our contracts with customers, which primarily consists of membership fulfillment and member resort directory costs for active members. Membership fulfillment costs are amortized over the applicable membership term, and costs associated with directories are amortized over the period of benefit.

The ending asset balance for fulfillment costs as of March 31, 2018 and December 31, 2017 were $7 million and $9 million, respectively, and total amortization was $1 million for the three months ended March 31, 2018. There were no associated impairment losses.

Disaggregation of revenue

The following table presents our condensed consolidated income statement revenues disaggregated by type and reportable segments for the quarters ended March 31, 2018 and 2017 (in millions).

	For the Three Months Ended March 31, 2018						For the Three Months Ended March 31, 2017
	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total
Vacation Ownership
Resort operations revenue	$—	$—	$63	$—	$—	$63	$—	$—	$58	$—	$—	$58
Management fee revenue	57	—	—	—	—	57	30	—	—	—	—	30
Sales of vacation ownership products, net	—	123	—	—	—	123	—	105	—	—	—	105
Consumer financing revenue	—	—	—	24	—	24	—	—	—	21	—	21
Cost reimbursement revenue	—	—	—	—	44	44	—	—	—	—	58	58
Total Vacation Ownership revenue	57	123	63	24	44	311	30	105	58	21	58	272
Exchange and Rental
Transaction revenue	40	—	19	—	—	59	42	—	17	—	—	59
Membership fee revenue	36	—	—	—	—	36	36	—	—	—	—	36
Ancillary member revenue	2	—	—	—	—	2	2	—	—	—	—	2
Total member revenue	78	—	19	—	—	97	80	—	17	—	—	97
Club rental revenue	—	—	34	—	—	34	—	—	30	—	—	30
Other revenue	4	—	1	—	—	5	4	—	1	—	—	5
Rental management revenue	13	—	1	—	—	14	13	—	1	—	—	14
Cost reimbursement revenue	—	—	—	—	21	21	—	—	—	—	26	26
Total Exchange and Rental revenue	95	—	55	—	21	171	97	—	49	—	26	172
Total ILG revenue	$152	$123	$118	$24	$65	$482	$127	$105	$107	$21	$84	$444

Contract balances

The following table provides information about receivables, contracts assets, and contract liabilities from our contracts with customers (in millions):

	March 31,	December 31,
	2018	2017
Accounts receivable, net of allowance for doubtful accounts	$125	$121
Vacation ownership mortgages receivable, net of allowance	$733	$737
Contract liabilities(1)	$292	$232

(1)   Of this amount, $44 million of revenue recognized in the three months ended March 31, 2018 were included in the contract liabilities balance as of December 31, 2017.

Receivables as of March 31, 2018 and December 31, 2017 include amounts related to our contractual right to consideration for completed performance obligations, and are realized when the associated cash is received. Amounts related to our contract assets, aside from those in table above, as of March 31, 2018 and December 31, 2017, are negligible. There were no associated impairment losses. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract.

Transaction price allocated to remaining performance obligations

As of March 31, 2018, we have approximately $114 million of revenue expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied). This revenue is primarily related to membership fees and fixed management fees which are recognized ratably as the performance obligation is satisfied. We expect to recognize this revenue over the next one to eight years.

We have elected the following optional exemptions related to the remaining transaction price disclosure:

1)

Not to include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation, or to a wholly unsatisfied promise to transfer a distinct good or service, that forms part of a single performance obligation, for which the criteria in ASC 606-10-32-40 have been met.

•

This optional exemption applies to our management services which are satisfied over time and are substantially the same in any given period. Management fees are variable as these fees are based on a percentage of the budgeted cost to operate resorts. These fees are resolved on a monthly basis as revenue is recognized.

2)

Not to disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the entity expects to recognize that amount as revenue for the reporting periods prior to the period of adoption.

NOTE 4—RESTRICTED CASH

Restricted cash consists of the following (in millions):

	March 31,	December 31,
	2018	2017
Escrow deposits on vacation ownership products	$49	$70
HOAs	163	137
Securitization VIEs	19	20
Other	25	3
Total restricted cash	$256	$230

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

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE

Vacation ownership mortgages receivable is comprised of various mortgage loans related to our financing of vacation ownership interval sales. As part of our acquisitions of HVO and Vistana, we acquired existing portfolios of vacation ownership mortgages receivable. These loans are accounted for using the expected cash flows method of recognizing discount accretion based on the acquired loans’ expected cash flows pursuant to ASC 310-30, “Loans acquired with deteriorated credit quality.” At acquisition, we recorded these acquired loans at fair value, including a credit discount or premium, as applicable, which is accreted as an adjustment to yield over the loans’ estimated life. Originated loans as of March 31, 2018 and December 31, 2017 represent vacation ownership mortgages receivable originated by ILG, or more specifically our Vacation Ownership segment, subsequent to the acquisitions of HVO and Vistana on October 1, 2014 and May 11, 2016, respectively.

Vacation ownership mortgages receivable carrying amounts as of March 31, 2018 and December 31, 2017 were as follows (in millions):

	March 31,			December 31,
	2018			2017
	Securitized	Unsecuritized(2)	Total	Securitized	Unsecuritized(2)	Total
Acquired vacation ownership mortgages receivable(1)	$313	$37	$350	$345	$38	$383
Originated vacation ownership mortgages receivable(1)	239	213	452	251	163	414
Less: allowance for impairment on acquired loans	(5)	(1)	(6)	(4)	(1)	(5)
Less: allowance for losses on originated loans	(29)	(34)	(63)	(33)	(22)	(55)
Net vacation ownership mortgages receivable	$518	$215	$733	$559	$178	$737

(1)	At various interest rates with varying payment terms through 2032 for acquired receivables and for originated receivables.
(2)	As of March 31, 2018, $11 million of unsecuritized vacation ownership receivables were not eligible for securitization.

The fair value of our acquired loans as of the respective acquisition dates was determined by use of a discounted cash flow approach which calculates a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective loans, while considering anticipated defaults and early repayments determined based on historical experience. Consequently, the fair value of these acquired loans recorded on our condensed consolidated balance sheet as of the acquisition date included an estimate for future loan losses which becomes the historical cost basis for that existing portfolio going forward. As of March 31, 2018 and December 31, 2017, the contractual outstanding balance of the acquired loans, which represents contractually-owed future principal amounts, was $260 million and $296 million, respectively.

The table below (in millions) presents a rollforward from December 31, 2017 of the accretable yield (interest income) expected to be earned related to our acquired loans, as well as the amount of non-accretable difference at the end of the period. Nonaccretable difference represents estimated contractually required payments in excess of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the carrying amount of the acquired loans.

Three Months Ended
Accretable Yield	March 31, 2018
Balance, beginning of period	$99
Accretion	(11)
Reclassification from nonaccretable difference	(2)
Balance, end of period	$86
Nonaccretable difference, end of period balance	$30

The accretable yield is recognized into interest income (within consolidated revenue) over the estimated life of the acquired loans using the level yield method. The accretable yield may change in future periods due to changes in the anticipated remaining life of the acquired loans, which may alter the amount of future interest income expected to be collected, and changes in expected future principal and interest cash collections which impact the nonaccretable difference.

Vacation ownership mortgages receivable as of March 31, 2018 are scheduled to mature as follows (in millions):

	Vacation Ownership Mortgages Receivable
	Acquired		Originated
Twelve month period ending March 31,	Securitized Loans	Unsecuritized Loans	Securitized Loans	Unsecuritized Loans	Total
2019	$35	$4	$15	$17	$71
2020	34	3	17	13	67
2021	33	4	19	14	70
2022	31	3	22	16	72
2023	28	3	24	18	73
2024 and thereafter	73	9	142	135	359
Total	234	26	239	213	712
Plus: net premium on acquired loans(1)	79	11	—	—	90
Less: allowance for impairment on acquired loans	(5)	(1)	—	—	(6)
Less: allowance for losses on originated loans	—	—	(29)	(34)	(63)
Net vacation ownership mortgages receivable	$308	$36	$210	$179	$733
Weighted average stated interest rate as of March 31, 2018	13.3%		13.5%
Range of stated interest rates as of March 31, 2018	8.00% to 15.90%		9.90% to 15.90%

(1)	The difference between the contractual principal amount of acquired loans of $260 million and the net carrying amount of $344 million as of March 31, 2018 is related to the application of ASC 310-30.

Collectability

We assess our vacation ownership mortgages receivable portfolio of loans for collectability on an aggregate basis. Estimates of uncollectability pertaining to our originated loans are recorded as provisions in the vacation ownership mortgages receivable allowance for loan losses. For originated loans, we record an estimate of uncollectability as a reduction of sales of vacation ownership products in the accompanying condensed consolidated statements of income at the time revenue is recognized on a vacation ownership product sale. We evaluate our originated loan portfolio collectively as it is comprised of homogeneous, smaller-balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgages receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio. As of March 31, 2018, an allowance for loan losses of $63 million for uncollectability was recorded against our vacation ownership mortgages receivable for estimated losses related solely to our originated loans. Our allowance for loan losses as of December 31, 2017 was $55 million; the change in 2018 principally pertains to additional loan loss provision recorded against sales of VO products on our condensed consolidated income statement during the period and adjusted through our periodic static pool analysis. This analysis tracks uncollectibles over the entire life of those mortgages receivable, and forms the basis for determining our general reserve requirements on our originated VO mortgages receivable.

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

At March 31, 2018, the weighted average FICO score within our consolidated loan pools was 712 based upon the outstanding loan balance at time of origination. The average estimated rate for all future defaults for our consolidated outstanding pool of loans as of March 31, 2018 was 11.4%.

Balances of our vacation ownership mortgages receivable by brand and by FICO score (at time of loan origination) were as follows (in millions):

	As of March 31, 2018
	700+	600-699	<600	No Score(1)	Total
Westin	$205	$97	$5	$32	$339
Sheraton	175	153	17	69	414
Hyatt	23	14	2	1	40
Other	5	1	-	3	9
Vacation ownership mortgages receivable, gross	$408	$265	$24	$105	$802

(1)	Mortgages receivable with no FICO score primarily relate to non-U.S. resident borrowers.

On an ongoing basis, we monitor credit quality of our vacation ownership mortgages receivable portfolio based on payment activity as follows:

•	Current—The consumer’s note is in good standing as payments and reporting are current per the terms contractually stipulated in the agreement.
•	Delinquent—We consider a vacation ownership mortgage receivable to be delinquent based on the contractual terms of each individual financing agreement.
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

In the event of a default, we generally have the right to recover the mortgaged VOIs and consider loans to be in default upon reaching 120 days outstanding. Our aged analysis of delinquent VO mortgages receivable and the gross balance of VO mortgages receivable greater than 120 days past‑due, as of March 31, 2018 and December 31, 2017, for our originated loans are as follows (in millions):

			Delinquent			Defaulted(1)
	Receivables	Current	30-59 Days	60-89 Days	90-119 Days	≥120	Total Delinquent & Defaulted
Originated Loans
March 31, 2018	$452	$431	$6	$3	$3	$9	$21
December 31, 2017	$414	$394	$6	$5	$3	$6	$20

(1)	Mortgages receivable equal to or greater than 120 days are considered defaulted and have been fully reserved in our allowance of loan losses for originated loans.

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

As of March 31, 2018 and December 31, 2017, vacation ownership inventory is comprised of the following (in millions):

	March 31,	December 31,
	2018	2017
Completed unsold vacation ownership interests (current asset)	$493	$492
Vacation ownership projects construction in process (non-current asset)	60	60
Other	4	4
Total vacation ownership inventory	$557	$556

Inventory as of March 31, 2018 remained relatively consistent with our balance as of December 31, 2017. This quarter’s inventory activity reflects our ongoing development activities primarily pertaining to our Sheraton Kauai Resort, the rebuilding work at The Westin St. John Resort Villas, and an additional phase at the Hyatt Residence Club Bonita Springs, Coconut Plantation; among other resorts to a lesser extent.

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES

Our investments in unconsolidated entities, recorded under the equity method of accounting in accordance with guidance in ASC 323, “Investments—Equity Method and Joint Ventures,” primarily consists of an ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a Hyatt-branded vacation ownership resort in Hawaii, and Vistana’s Harborside at Atlantis joint venture which performs sales, marketing and management services for a vacation ownership resort in the Bahamas. Our equity income from investments in unconsolidated entities, recorded in equity in earnings from unconsolidated entities in the accompanying condensed consolidated statement of income, was $1 million and $2 million for the three months ended March 31, 2018 and 2017, respectively.

Our ownership percentages of the Maui Timeshare Venture and Harborside investments are 33% and 50%, respectively, and ownership percentage of the other investments is 25%. The carrying value of our investments in unconsolidated entities as of March 31, 2018 and December 31, 2017 were as follows (in millions):

	March 31,	December 31,
	2018	2017
Maui Timeshare Venture, LLC	$42	$42
Harborside at Atlantis	11	11
Other	1	2
Total investments in unconsolidated entities	$54	$55

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment, net is as follows (in millions):

	March 31,	December 31,
	2018	2017
Computer equipment	$44	$43
Capitalized software (including internally developed software)	182	177
Land, buildings and leasehold improvements	443	431
Land held for development	56	56
Furniture, fixtures and other equipment	76	72
Construction projects in progress	21	20
Other projects in progress	37	40
Total property and equipment	859	839
Less: accumulated depreciation and amortization	(238)	(223)
Total property and equipment, net	$621	$616

The increase in property and equipment as of March 31, 2018 from December 31, 2017 is in large part attributable to our development activities. These pertain to the development of assets primarily used to support marketing and sales activities and resort operations at the Sheraton Kauai Resort and The Westin Resort and Spa, Cancun, in addition to ongoing rebuilding of The Westin St. John Resort Villas. The increase to property and equipment was partly offset by transfers to inventory (non-current) related to the conversion of the Sheraton Kauai Resort.

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

The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill, as of March 31, 2018 and December 31, 2017 (in millions):

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2018	Additions	Deductions	Translation	Impairment	March 31, 2018
VO management	$37	$—	$—	$1	$—	$38
VO sales and financing	11	—	—	—	—	11
Exchange	496	—	—	—	—	496
Rental	20	—	—	—	—	20
Total goodwill	$564	$—	$—	$1	$—	$565

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2017	Additions	Deductions	Translation	Impairment	December 31, 2017
VO management	$35	$—	$—	$2	$—	$37
VO sales and financing	7	4	—	—	—	11
Exchange	496	—	—	—	—	496
Rental	20	—	—	—	—	20
Total goodwill	$558	$4	$—	$2	$—	$564

The $1 million increase in our goodwill balance as of March 31, 2018 from December 31, 2017 is related to foreign currency translation of goodwill carried on the books of an ILG entity whose functional currency is not the US dollar.

Other Intangible Assets

The balance of other intangible assets, net as of March 31, 2018 and December 31, 2017 is as follows (in millions):

	March 31,	December 31,
	2018	2017
Intangible assets with indefinite lives	$123	$120
Intangible assets with definite lives, net	315	320
Total intangible assets, net	$438	$440

The $3 million increase in our indefinite‑lived intangible assets during the three months ended March 31, 2018 pertains to associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

At March 31, 2018 and December 31, 2017, intangible assets with indefinite lives relate to the following (in millions):

	March 31,	December 31,
	2018	2017
Resort management contracts	$79	$76
Trade names and trademarks	44	44
Total intangible assets with indefinite lives	$123	$120

At March 31, 2018, intangible assets with definite lives relate to the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$287	$(145)	$142
Purchase agreements	76	(76)	—
Resort management contracts	246	(74)	172
Technology	25	(25)	—
Other	23	(22)	1
Total intangible assets with definite lives	$657	$(342)	$315

At December 31, 2017, intangible assets with definite lives relate to the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$287	$(143)	$144
Purchase agreements	76	(76)	—
Resort management contracts	246	(71)	175
Technology	25	(25)	—
Other	23	(22)	1
Total intangible assets with definite lives	$657	$(337)	$320

In accordance with our policy on the recoverability of long‑lived assets, we review the carrying value of all long‑lived assets, primarily property and equipment and definite‑lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long‑lived asset (asset group) may be impaired. For the three months ended March 31, 2018, we did not identify any events or changes in circumstances indicating that the carrying value of a long-lived asset (or asset group) may be impaired; accordingly, a recoverability test was not warranted.

Amortization of intangible assets with definite lives is primarily computed on a straight‑line basis. Total amortization expense for intangible assets with definite lives was $5 million for the three months ended March 31, 2018 and 2017. Based on the March 31, 2018 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in millions):

Twelve month period ending March 31,
2019	$20
2020	19
2021	19
2022	16
2023	14
2024 and thereafter	227
$315

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

The following table shows assets which are collateral for the related obligations of the variable interest entities, included in our condensed consolidated balance sheets (in millions):

	Vacation Ownership Notes Receivable Securitization (1)
	March 31,	December 31,
	2018	2017
Assets
Restricted cash	$19	$20
Interest receivable	3	4
Vacation ownership mortgages receivable, net	518	559
Total	$540	$583

Liabilities
Interest payable	$1	$1
Securitized debt	530	575
Total	$531	$576

(1)	The creditors of these entities do not have general recourse to us.

Upon transfer of vacation ownership mortgages receivable, net to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in our restricted cash. Our interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts' debt. Unless we exceed certain triggers related to default levels and collateralization of the securitized pool, we are contractually entitled to receive the excess cash flows (spread between the collections on the mortgages and payment of third party obligations and debt service on the trusts’ debt defined in the securitization agreements) from the VIEs. Such activity totaled $15 million from December 31, 2017 through March 31, 2018.

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

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the general components of accrued expenses and other current liabilities (in millions):

	March 31,	December 31,
	2018	2017
General accrued expenses	$100	$82
Accrued other taxes	21	19
Customer deposits	85	76
Accrued membership-related costs	19	17
Accrued construction costs	18	15
Member deposits	6	6
Total accrued expenses and other current liabilities	$249	$215

NOTE 12—DEFERRED REVENUE

The following table summarized the general components of deferred revenue (in millions):

	March 31,	December 31,
	2018	2017
Deferred membership-related revenue	$201	$152
HOAs	94	76
Other	13	10
Total deferred revenue	$308	$238

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

Other deferred revenue pertains primarily to annual maintenance fees collected in our European VO management business which are not yet earned.

NOTE 13—SECURITIZED VACATION OWNERSHIP DEBT

As discussed in Note 10, the VIEs associated with the securitization of our VOI mortgages receivable are consolidated in our financial statements. Securitized vacation ownership debt consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	$30	$33
2016 securitization, interest rates ranging from 2.54% to 2.74%, maturing 2026	224	244
2017 securitization, interest rates ranging from 2.33% to 2.93%, maturing 2029	282	305
Unamortized debt issuance costs (2016 & 2017 securitization)	(6)	(7)
Total securitized vacation ownership debt, net of debt issuance costs	$530	$575

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

During the three months ended March 31, 2018 and 2017, interest expense associated with securitized vacation ownership debt totaled $4 million and $3 million, respectively, and is reflected within consumer financing expenses in our condensed consolidated statements of income. The securitized debt is non-recourse with no contractual minimum repayment amounts throughout its term. The amount of each principal payment is contingent on the cash flows from the underlying vacation ownership notes in a given period. Refer to Note 5 for the stated maturities of our securitized vacation ownership notes receivable, which provide an indication of the potential repayment pattern before the impact of any prepayments or defaults.

As of the March 31, 2018 and December 31, 2017, total unamortized debt issuance costs pertaining to the 2016 and 2017 securitizations were $6 million and $7 million, respectively, which is presented as a reduction of securitized debt from VIEs in the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs pertaining to our securitized debt are amortized to interest expense using the effective interest method through the estimated life of the respective debt instruments.

NOTE 14—LONG-TERM DEBT

Long‑term debt is as follows (in millions):

	March 31,	December 31,
	2018	2017
Revolving credit facility (interest rate of 3.46% at March 31, 2018 and of 3.10% at December 31, 2017)	$220	$220
5.625% senior notes	350	350
Unamortized debt issuance costs (revolving credit facility)	(2)	(3)
Unamortized debt issuance costs (senior notes)	(5)	(5)
Total long-term debt, net of debt issuance costs	$563	$562

Credit Facility

As of March 31, 2018, there was $220 million outstanding with $366 million available to be drawn, net of any letters of credit. Any principal amounts outstanding under the revolving credit facility are due at maturity in May 2021. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.5%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.5%, in each case based on our consolidated total leverage ratio. At March 31, 2018, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The amended credit agreement has a commitment fee on undrawn amounts that ranges from 0.25% to 0.40% per annum based on our leverage ratio and the commitment fee was 0.275% at quarter end.

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

Senior Notes

As of March 31, 2018, total unamortized debt issuance costs relating to our $350 million of 5.625% senior notes due in 2023 were $5 million, which are presented as a direct deduction from the principal amount. Interest on the senior notes is paid semi-annually in arrears on April 15 and October 15 of each year. The senior notes are unsecured and fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries that are required to guarantee the amended credit facility. Additionally, the voting stock of the issuer and the subsidiary guarantors is 100% owned by ILG. The senior notes are redeemable from April 15, 2018 at a redemption price starting at 104.219% which declines over time.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We met the minimum fixed charge coverage ratio as of March 31, 2018. In addition, the amended credit agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. We are also required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of March 31, 2018, the maximum consolidated secured leverage ratio was 3.25x and the minimum consolidated interest coverage ratio was 3.0x. ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.68 and 13.36, respectively.

Interest Expense and Debt Issuance Costs

Interest expense for the three months ended March 31, 2018 and 2017 was $7 million and $5 million, respectively. Interest expense is net of  a negligible amount of capitalized interest and $2 million of capitalized interest for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, total unamortized debt issuance costs were $7 million, net of $8 million of accumulated amortization, incurred in connection with the issuance and various amendments to our amended credit agreement, the issuance of our senior notes in April 2015 and the exchange for registered notes in June 2016. As of December 31, 2017, total unamortized debt issuance costs were $8 million, net of $7 million of accumulated amortization. Unamortized debt issuance costs are presented as a reduction of long-term debt in the accompanying condensed consolidated balance sheets, pursuant to ASU 2015-03. These costs are amortized to interest expense through the maturity date of our respective debt instruments using the effective interest method for those costs related to our senior notes, and on a straight-line basis for costs related to our amended credit agreement.

NOTE 15—FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the three months ended March 31, 2018. Our financial instruments are detailed in the following table.

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Cash and cash equivalents	$158	$158	$122	$122
Restricted cash and cash equivalents	256	256	230	230
Financing receivables	37	37	36	36
Vacation ownership mortgages receivable	733	781	737	770
Investments in marketable securities	13	13	13	13
Securitized debt	530	524	575	563
Revolving credit facility(1)	(218)	(220)	(217)	(220)
Senior notes(1)	(345)	(359)	(345)	(364)

(1)

The carrying value of our revolving credit facility and senior notes as of March 31, 2018 include $2 million and $5 million of unamortized debt issuance costs, respectively, and $3 million and $5 million as of December 31, 2017, which are presented as a direct reduction of the corresponding liability.

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

The financing receivables as of March 31, 2018 are presented in our condensed consolidated balance sheet within other non‑current assets and principally pertain to financing receivables issued to individual purchasers by our consolidated Great Destinations joint-venture as part of their VOI reselling activities, as well as a convertible secured loan to CLC that matures October 2019 with interest payable monthly. The outstanding CLC loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion. The carrying value of these financing receivables approximate fair value through inputs inherent to the originating value of these loans, such as interest rates and ongoing credit risk accounted for through non‑recurring adjustments for estimated credit losses as necessary (Level 2). The stated interest rates on these financing receivables are comparable to their respective market rates. In our condensed consolidated income statement, interest on the CLC loan is recognized within our “Interest income” line item, while interest from our Great Destinations financing receivables is recognized as revenue within our “Consumer financing” line item.

We estimate the fair value of vacation ownership mortgages receivable using a discounted cash flow model. We believe this is comparable to the model that an independent third party would use in the current market. Our model incorporates default rates, prepayment rates, coupon rates and loan terms respective to the portfolio based on current market assumptions for similar types of arrangements. Based upon the availability of market data, we have classified inputs used in the valuation of our vacation ownership mortgages receivable as Level 3. The primary sensitivity in these assumptions relates to forecasted defaults and projected prepayments which could cause the estimated fair value to vary. These loans are secured by the underlying VOI.

Investments in marketable securities consist of marketable securities (mutual funds) related to deferred compensation plans which are funded in a Rabbi trust as of March 31, 2018 and December 31, 2017 and classified as other noncurrent assets in the accompanying condensed consolidated balance sheets. Participants in the deferred compensation plan unilaterally determine how their compensation deferrals are invested within the confines of the Rabbi trust which holds the marketable securities. Consequently, management has designated these marketable securities as trading investments, as allowed by applicable accounting guidance, even though there is no intent by ILG to actively buy or sell securities with the objective of generating profits on short‑term differences in market prices. These marketable securities are recorded at a fair value of $13 million at each of March 31, 2018 and December 31, 2017 based on quoted market prices in active markets for identical assets (Level 1). We recognized negligible amount of unrealized trading loss  for the three months ended March 31, 2018. These unrealized trading losses have an accompanying offsetting adjustment to employee compensation expense and are each included within general and administrative expenses in the accompanying condensed consolidated statement of income. See Note 17 for further discussion in regard to this deferred compensation plan.

Our non-public, securitized debt fair value is determined based upon discounted cash flows for the debt using Level 3 inputs such as rates deemed reasonable for the type of debt, prevailing market conditions and the length of maturity for the debt.

Borrowings under our senior notes (issued April 2015) and revolving credit facility are carried at historical cost and adjusted for principal payments. The fair value of our senior notes was estimated at March 31, 2018 and December 31, 2017 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our senior notes (Level 2). The carrying value of the outstanding balance under our revolving credit facility, exclusive of debt issuance costs, approximates fair value as of March 31, 2018 and December 31, 2017 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

NOTE 16—EQUITY

ILG has 300 million authorized shares of common stock, par value of $0.01 per share. At March 31, 2018, there were 134.3 million shares of ILG common stock issued, of which 124.3 million are outstanding with 10.0 million shares held as treasury stock. At December 31, 2017, there were 134.1 million shares of ILG common stock issued, of which 124.1 million were outstanding with 10.0 million shares held as treasury stock.

ILG has 25 million authorized shares of preferred stock, par value of $0.01 per share, none of which are issued or outstanding as of March 31, 2018 and December 31, 2017. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

In connection with the acquisition of Vistana in May 2016, we issued 72.4 million shares of ILG common stock, valued at $1 billion as of the acquisition date, to the holders who received Vistana common stock in the spin-off from its former parent.

Dividend Declared

In February 2018, our Board of Directors declared a quarterly dividend payment of $0.175 per share paid in March 2018 of $22 million.

In May 2018, our Board of Directors declared a $0.175 per share dividend payable June 12, 2018 to shareholders of record on June 1, 2018.

Our ability to continue to pay dividends in the future may be restricted by covenants in our credit agreement or if we do not have sufficient surplus under Delaware law. Additionally, our Board of Directors may determine not to declare dividends if they deem this action to be in ILG’s best interests.

Share Repurchase Program

During the year ended December 31, 2017, we repurchased 1.1 million shares for $28 million, including commissions, with $21 million available for future repurchases as of December 31, 2017. There were no repurchases of common stock during the three months ended March 31, 2018. Acquired shares of our common stock are held as treasury shares carried at cost on our condensed consolidated balance sheets.

Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements, restrictions under our Tax Matters Agreement with Starwood, and other factors. This program may be modified, suspended or terminated by us at any time without notice.

Accumulated Other Comprehensive Loss

Entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the three months ended March 31, 2018, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments, as disclosed in our accompanying condensed consolidated statements of comprehensive income.

Noncontrolling Interests

Noncontrolling Interest—VRI Europe

In connection with the VRI Europe transaction on November 4, 2013, CLC was issued a noncontrolling interest in VRI Europe representing 24.5% of the business, which was determined based on the purchase price paid by ILG for its 75.5% ownership interest as of the acquisition date. As of March 31, 2018 and December 31, 2017, this noncontrolling interest amounts to $29 million at the end of each respective period and is presented on our condensed consolidated balance sheets as a component of equity.

The parties have agreed not to transfer their interests in VRI Europe or CLC’s related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG’s VRI Europe shares in connection with a sale of the entire CLC resort business subject to achieving minimum returns and a preemptive right by ILG. As of March 31, 2018, there have been no changes in ILG’s ownership interest in VRI Europe.

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

Noncontrolling Interest – HOAs

A component of ILG’s noncontrolling interest balance pertains to our consolidated HOAs and represents the portion related to individual or third-party VOI owners. As of March 31, 2018 and December 31, 2017, this noncontrolling interest amounted to $11 million and $8 million, respectively, and is presented on our condensed consolidated balance sheets as a component of equity.

NOTE 17—BENEFIT PLANS

Under retirement savings plans sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre‑tax earnings, but not more than statutory limits. ILG provides a discretionary match of fifty cents for each dollar a participant contributes into a plan with a maximum contribution of 3% of a participant’s eligible earnings, with employees participating in the safe harbor plan, also receiving a 100% match for the first 1% of the participant’s eligible earnings, subject to Internal Revenue Service (“IRS”) restrictions. Net matching contributions for the ILG plans was $3 million for the three months ended March 31, 2018 and 2017. Matching contributions were invested in the same manner as each participant’s voluntary contributions in the investment options provided under the plans.

Effective August 20, 2008, a deferred compensation plan (the “Director Plan”) was established to provide non‑employee directors of ILG an option to defer director fees on a tax‑deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 71,667 share units were outstanding at March 31, 2018. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

Effective October 1, 2014, a non-qualified deferred compensation plan (the “DCP”) was established to allow eligible employees of ILG an option to defer compensation on a tax-deferred basis. Participants in the DCP currently include only certain HVO and Vistana employees that participated in similar plans prior to the respective acquisitions. Participants are fully vested in all amounts held in their individual accounts. Participants have only an unsecured claim against ILG for the future payment of the deferred amounts, although payment is indirectly secured through a fully funded Rabbi trust. The Rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi trust are not available for general corporate purposes. Amounts in the Rabbi trust are invested in mutual funds, as selected by participants, which are designated as trading securities and carried at fair value. As of March 31, 2018, the fair value of the investments in the Rabbi trust was $13 million, which is recorded in other non-current assets with the corresponding deferred compensation liability recorded in other long-term liabilities in the condensed consolidated balance sheets. Unrealized gains or losses are offset by a corresponding adjustment to compensation expense, all within general and administrative expense in our condensed consolidated income statements.

NOTE 18—STOCK‑BASED COMPENSATION

On May 21, 2013, ILG adopted the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock‑based awards. RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant, except for RSUs subject to relative total shareholder return performance criteria, for which the fair value is based on a Monte Carlo simulation analysis. Each RSU and share of restricted stock is subject to service‑based vesting, where a specific period of continued employment must pass before an award vests. We grant awards subject to graded vesting (i.e., portions of the award vest at different times during the vesting period) or to cliff vesting (i.e., all awards vest at the end of the vesting period). In addition, certain RSUs are subject to attaining specific performance criteria. As of March 31, 2018, 2.8 million shares were available for future issuance under the 2013 Stock and Incentive Compensation Plan.

During the first quarter of 2018 and 2017, the Compensation Committee granted, 569,000 and 870,000 RSUs, respectively, generally vesting over three years, to certain officers, board of directors and employees of ILG and its subsidiaries. Of these RSUs granted in 2018 and 2017, approximately 160,000 and 229,000, respectively, cliff vest in three years and approximately 147,000 and 213,000, respectively, are subject to performance criteria that could result between 0% and up to 200% of these awards being earned either based on defined adjusted EBITDA, or relative total shareholder return targets over the respective performance period, as specified in the award document.

For the 2018 and 2017 RSUs subject to relative total shareholder return performance criteria, the number of RSUs that may ultimately be awarded depends on whether the market condition is achieved. We used a Monte Carlo simulation analysis to estimate a per unit grant date fair value of $50.37 for 2018 and $28.23 for 2017, for these performance based RSUs. This analysis estimates the total shareholder return ranking of ILG as of the grant date relative to two peer groups approved by the Compensation Committee, over the remaining performance period. The expected volatility of ILG’s common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk‑free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.

Non‑cash compensation expense related to RSUs and restricted stock for the three months ended March 31, 2018 and 2017 was $6 million for each period. At March 31, 2018, there was approximately $37 million of unrecognized compensation cost related to RSUs and restricted stock, which is currently expected to be recognized over a weighted average period of approximately 2.25 years.

Stock-based compensation is not reduced for estimated forfeitures. We account for forfeitures when they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date value of the award tranche that is actually vested at that date.

Non‑cash stock‑based compensation expense related to equity awards is included in the following line items in the accompanying condensed consolidated statements of income for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended
	March 31,
	2018	2017
Cost of sales	$—	$1
Selling and marketing expense	1	1
General and administrative expense	5	4
Non-cash compensation expense	$6	$6

The following table summarizes RSU activity during the three months ended March 31, 2018:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(In millions)
Non-vested RSUs at January 1, 2018	3	$17.53
Granted	1	33.42
Vested	(1)	19.61
Forfeited	—	16.40
Non-vested RSUs at March 31, 2018	3	$20.60

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

For the three months ended March 31, 2018 and 2017, ILG recorded income tax provisions for continuing operations of $20 million and $25 million, respectively, which represent effective tax rates of 31.1% and 35.9% for the respective periods. On December 22, 2017, the President of the United States signed into law the Tax Reform Act, which among other things, lowered the statutory corporate tax rate from 35% to 21% effective in 2018. The tax rate for the three months ended March 31, 2018 is higher than the federal statutory rate of 21% due principally to state, local, and foreign income taxes, net discrete items related to non-cash compensation, and other tax items. The other tax items increasing the rate include the projected impact of certain provisions enacted in the Tax Reform Act effective in 2018 such as the global intangible low-taxed income provisions. The tax rate for the three months ended March 31, 2017 is higher than the federal statutory rate of 35% due principally to state and local income taxes and other tax items partially offset by foreign income taxed at lower rates.

As of March 31, 2018, there were no material changes to ILG’s unrecognized tax benefits and related interest. In connection with the acquisition of Vistana, Starwood and ILG entered into a Tax Matters Agreement. Under the Tax Matters Agreement, Starwood indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-close period. Accordingly, any unrecognized tax benefits for Vistana related to the pre-close period that are the obligation of its former parent have not been recorded. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense.

ILG files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. As of March 31, 2018, no open tax years are currently under examination by the IRS. The U.S. federal statute of limitations for years prior to and including 2013 has closed. No open tax years are currently under examination in any material state and local jurisdictions. Vistana, by virtue of previously filed consolidated tax returns with Starwood, is under audit by the IRS for several pre-close periods. Vistana is also under audit in Mexico for the tax years 2012, 2013 and 2015. Under the Tax Matters Agreement, Starwood indemnifies ILG for all income tax liabilities and related interest and penalties for the pre-close period.

The Tax Reform Act significantly changed U.S. tax law by, among other things, lowering the statutory corporate tax rate, as discussed above, eliminating certain deductions, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which was codified in ASU 2018-05 during the current period, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. During 2017, we reasonably estimated the effects of the Tax Reform Act and recorded a provisional tax benefit for the impact of the Tax Reform Act of approximately $51 million in our financial statements as of December 31, 2017. This amount is primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%, partially offset by the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries. We have not completed our determination of the accounting implications of the Tax Reform Act on our tax accruals and have not made any material changes during the three months ended March 31, 2018 to the provisional amounts recorded.

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

Information on reportable segments and reconciliation to consolidated operating income is as follows (in millions):

	Three Months Ended
	March 31,
	2018	2017
Vacation Ownership:
Resort operations revenue	$63	$58
Management fee and other revenue	57	30
Sales of vacation ownership products, net	123	105
Consumer financing revenue	24	21
Cost reimbursement revenue	44	58
Total revenue	311	272
Cost of service and membership related	45	13
Cost of sales of vacation ownership products	39	25
Cost of sales of rental and ancillary services	43	51
Cost of consumer financing	8	6
Cost reimbursements	44	58
Total cost of sales	179	153
Royalty fee expense	11	10
Selling and marketing expense	66	57
General and administrative expense	26	24
Amortization expense of intangibles	2	2
Depreciation expense	10	10
Segment operating income	$17	$16

	Three Months Ended
	March 31,
	2018	2017
Exchange and Rental:
Transaction revenue	$59	$59
Membership fee revenue	36	36
Ancillary member revenue	2	2
Total member revenue	97	97
Club rental revenue	34	30
Other revenue	5	5
Rental management revenue	14	14
Cost reimbursement revenue	21	26
Total revenue	171	172
Cost of service and membership related	19	22
Cost of sales of rental and ancillary services	29	26
Cost reimbursements	21	26
Total cost of sales	69	74
Selling and marketing expense	12	13
General and administrative expense	33	30
Amortization expense of intangibles	3	3
Depreciation expense	5	5
Segment operating income	$49	$47

	Three Months Ended
	March 31,
	2018	2017
Consolidated:
Revenue	$482	$444
Cost of sales	248	227
Operating expenses	168	154
Operating income	$66	$63

Selected financial information by reporting segment is presented below (in millions).

	March 31,	December 31,
	2018	2017
Total Assets:
Vacation Ownership	$2,660	$2,603
Exchange and Rental	1,110	1,084
Total	$3,770	$3,687

Geographic Information

We conduct operations through offices in the U.S. and 14 other countries. For the three months ended March 31, 2018 and 2017, revenue is sourced from over 100 countries worldwide. Other than the United States, no revenue sourced from any individual country or geographic region exceeded 10% of consolidated revenue for the three months ended March 31, 2018 and 2017.

Geographic information on revenue, based on sourcing, and long‑lived assets, based on physical location, is presented in the table below (in millions).

	Three Months Ended
	March 31,
	2018	2017
Revenue:
United States	$424	$374
All other countries(1)	58	70
Total	$482	$444

(1)	Includes countries within the following continents: Africa, Asia, Australia, Europe, North America and South America.

	March 31,	December 31,
	2018	2017
Long-lived assets, net (excluding goodwill and intangible assets):
United States	$483	$486
Mexico	134	126
Europe	4	4
Total	$621	$616

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

Litigation

On December 5, 2016, individuals and entities who own or owned 107 fractional interests of a total of 372 interests created in the Fifth and Fifty-Fifth Residence Club located within The St. Regis, New York (the “Club”) filed suit against ILG, certain of our subsidiaries, Marriott International Inc. (“Marriott”) and certain of its subsidiaries including Starwood. The case is filed as a mass action in federal court in the Southern District of New York, not as a class action. In response to our request to file a motion to dismiss, the plaintiffs filed an amended complaint on March 6, 2017. Plaintiffs principally challenge the sale of less than all interests offered in the fractional offering plan, the amendment of the plan to include additional units, and the rental of unsold fractional interests by the plan’s sponsor, claiming that alleged acts by us and the other defendants breached the relevant agreements and harmed the value of plaintiffs’ fractional interests. The relief sought includes, among other things, compensatory damages, rescission, disgorgement, attorneys’ fees, and pre- and post-judgment interest. We filed a motion to dismiss the amended complaint on April 21, 2017. The court has not yet rendered any decision on the motion and fact discovery is proceeding. We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

On February 28, 2017, the owners’ association for the Club filed a separate suit against us and certain of our subsidiaries in federal court in the Southern District of New York. On March 13, 2017, before it had served the initial complaint, Plaintiff filed an amended complaint that added Marriott and Starwood as defendants and added additional claims. Plaintiff then filed a second amended complaint on July 14, 2017. The complaint, as amended, asserts claims against the sponsor of the Club, St. Regis Residence Club, New York, Inc., the Club manager, St. Regis New York Management, Inc., and certain affiliated entities, as well as against Marriott and Starwood, for alleged breach of fiduciary duties principally related to sale and rental practices, tortious interference with the management agreement, alleged unjust enrichment, seeks certain declaratory relief in connection with the Starpoints conversion program and the exchange program at the Club, and asserts claims based on alleged anticompetitive conduct by the defendants in connection with Plaintiff’s renewal of the Club management agreement. In addition to the declaratory relief sought, Plaintiff seeks unspecified actual damages, punitive damages, and disgorgement of payments under the management and purchase agreements, as well as related agreements. We filed a motion to dismiss the second amended complaint on September 8, 2017. The court has not yet rendered any decision on the motion. We dispute the material allegations in the second amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

Purchase Obligations and Other Commitments

Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. The following table summarizes these items, on an undiscounted basis, at March 31, 2018 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

	Payments Due by Period
		Up to			More than
Contractual Obligations	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
	(Dollars in millions)
Debt principal(a)	$570	$—	$—	$220	$350
Debt interest(a)	129	29	58	41	1
Purchase obligations and other commitments(b)	68	37	25	6	—
Operating leases	144	20	32	19	73
Total contractual obligations	$911	$86	$115	$286	$424

(a)Debt principal and projected debt interest represent principal and interest to be paid on our senior notes and revolving credit facility based on the balance outstanding as of March 31, 2018, exclusive of debt issuance costs. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of March 31, 2018. Interest on the revolving credit facility is calculated using the prevailing rates as of March 31, 2018.

(b)Purchase obligations and other commitments primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits, membership fulfillment benefits and other commitments.

At March 31, 2018, guarantees, surety bonds and letters of credit totaled $101 million, with the highest annual amount of $54 million occurring in year one. The total also includes maximum exposure under guarantees of $48 million which primarily relates to our Exchange and Rental segment’s rental management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the segment’s management activities that are entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other party.

In addition, certain of our rental management agreements provide that owners receive specified percentages or guaranteed amounts of the rental revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retain the balance (if any) as its fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of March 31, 2018 future amounts are not expected to be material either individually or in the aggregate.

Our operating and purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which we are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of March 31, 2018, amounts pending reimbursements are not material.

Letters of Credit

Additionally, as of March 31, 2018, our letters of credit totaled $14 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts required to be held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

Insurance recoveries

As discussed in Notes 6 and 8, during September 2017 we sustained damages at our Westin St. John Resort Villas property as a result of Hurricane Irma. The resort has remained closed while rebuilding activities are in process. The reopening of the resort is currently targeted for January 2019. As of March 31, 2018, we are carrying an $8 million insurance liability as a result of receiving approximately $45 million of insurance proceeds during the quarter. This liability is presented within accrued expenses and other current liabilities within on our condensed consolidated balance sheet. We do not anticipate remaining in a net liability position in future periods as this is not a final claim figure and does not include any claims pertaining to business interruption at this time.

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

The following tables present consolidating financial information as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 for ILG on a stand‑alone basis, the Issuer on a stand‑alone basis, the combined Guarantor Subsidiaries of ILG (collectively, the “Guarantor Subsidiaries”), the combined non-guarantor subsidiaries of ILG (collectively, the “Non-Guarantor Subsidiaries”) and ILG on a consolidated basis (in millions).

Balance Sheet as of March 31, 2018	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$3	$7	$829	$452	$—	$1,291
Property and equipment, net	1	—	456	164	—	621
Goodwill and intangible assets, net	—	267	623	113	—	1,003
Investments in subsidiaries	870	1,583	1,038	—	(3,491)	—
Other assets	—	—	342	513	—	855
Total assets	$874	$1,857	$3,288	$1,242	$(3,491)	$3,770

Current liabilities	$4	$10	$409	$305	$—	$728
Other long-term liabilities	—	—	234	111	—	345
Long term debt and securitized debt from VIEs (noncurrent portion)	—	563	—	395	—	958
Intercompany liabilities (receivables) / equity	(828)	414	1,062	(648)	—	—
Redeemable noncontrolling interest	—		1		—	1
ILG stockholders' equity	1,698	870	1,583	1,038	(3,491)	1,698
Noncontrolling interests	—		(1)	41	—	40
Total liabilities and equity	$874	$1,857	$3,288	$1,242	$(3,491)	$3,770

Balance Sheet as of December 31, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$1	$3	$790	$406	$—	$1,200
Property and equipment, net	1	—	464	151	—	616
Goodwill and intangible assets, net	—	266	628	110	—	1,004
Investments in subsidiaries	824	1,521	1,022	—	(3,367)	—
Other assets	—	—	285	582	—	867
Total assets	$826	$1,790	$3,189	$1,249	$(3,367)	$3,687

Current liabilities	$3	$5	$339	$294	$—	$641
Other long-term liabilities	—	—	236	102	—	338
Long term debt and securitized debt from VIEs (noncurrent portion)	—	562	—	429	—	991
Intercompany liabilities (receivables) / equity	(856)	399	1,093	(636)	—	—
Redeemable noncontrolling interest	—	—	1	—	—	1
ILG stockholders' equity	1,679	824	1,521	1,022	(3,367)	1,679
Noncontrolling interests	—	—	(1)	38	—	37
Total liabilities and equity	$826	$1,790	$3,189	$1,249	$(3,367)	$3,687

Statement of Income for the Three Months Ended March 31, 2018	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$414	$68	$—	$482
Operating expenses	(2)	—	(368)	(46)	—	(416)
Interest income (expense), net	—	(7)	1	(1)	—	(7)
Other income (expense), net	44	49	15	8	(111)	5
Income tax benefit (provision)	1	2	(14)	(9)	—	(20)
Equity in earnings from unconsolidated entities	—	—	1	—	—	1
Net income (loss)	43	44	49	20	(111)	45
Net income (loss) attributable to noncontrolling interests	—	—	—	(2)	—	(2)
Net income (loss) attributable to common stockholders	$43	$44	$49	$18	$(111)	$43

Statement of Income for the Three Months Ended March 31, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$373	$71	$—	$444
Operating expenses	(2)	—	(327)	(52)	—	(381)
Interest income (expense), net	—	(6)	2	(1)	—	(5)
Other income (expense), net	45	49	16	10	(110)	10
Income tax benefit (provision)	1	2	(17)	(11)	—	(25)
Equity in earnings from unconsolidated entities	—	—	2	—	—	2
Net income (loss)	44	45	49	17	(110)	45
Net loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net income (loss) attributable to common stockholders	$44	$45	$49	$16	$(110)	$44

Statement of Cash Flows for the Three Months Ended March 31, 2018	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by operating activities	$—	$1	$64	$87	$152
Cash flows used in investing activities	—	—	(13)	(3)	(16)
Cash flows provided by (used in) financing activities	2	4	(17)	(64)	(75)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	1	1
Cash, cash equivalents and restricted cash at beginning of period	—	2	82	268	352
Cash, cash equivalents and restricted cash at end of period	$2	$7	$116	$289	$414

Statement of Cash Flows for the Three Months Ended March 31, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$—	$1	$(8)	$65	$58
Cash flows used in investing activities	—	—	(17)	(5)	(22)
Cash flows provided by (used in) financing activities	—	(1)	25	(62)	(38)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(1)	(1)
Cash, cash equivalents and restricted cash at beginning of period	—	1	99	144	244
Cash, cash equivalents and restricted cash at end of period	$—	$1	$99	$141	$241

NOTE 23— SUBSEQUENT EVENTS

On April 30, 2018, we entered into an Agreement and Plan of Merger (“Merger Agreement”), with Marriott Vacations Worldwide Corporation (“Marriott Vacations”), Ignite Holdco, Inc. and Ignite Holdco Subsidiary, Inc. (two of our wholly owned subsidiaries), and Volt Merger Sub, Inc. and Volt Merger Sub, LLC (two wholly owned subsidiaries of Marriott Vacations), pursuant to which Marriott Vacations will acquire ILG in a series of transactions (the “Combination Transactions”) and ILG stockholders will receive $14.75 in cash (without interest) and 0.165 shares of common stock of Marriott Vacations for each share of ILG common stock held by such stockholder.  This will result in ILG stockholders owning approximately 43% of Marriott Vacations following the merger transactions.

Consummation of the Combination Transactions is subject to customary conditions, including customary conditions relating to:

•	the approval of the merger by holders of a majority of the outstanding shares of ILG common stock entitled to vote thereon at a duly convened meeting,
•	the approval of the issuance of the stock consideration by Marriott Vacations by a majority of the votes cast at a duly convened meeting of the stockholders of Marriott Vacations, and
•	the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of other required regulatory approvals.

The obligation of each party to consummate the merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement.

The Merger Agreement contains customary representations and warranties of ILG and Marriott Vacations. Additionally, the Merger Agreement contains customary pre-closing covenants, including covenants requiring each party (1) to use reasonable best efforts to cause the consummation of the transactions contemplated by the Merger Agreement, (2) to conduct its business in the ordinary course and (3) to refrain from taking certain actions prior to the consummation of the transactions without the other party’s consent. The Merger Agreement also contains “no shop” provisions that restrict ILG’s and Marriott Vacations’ ability to solicit or initiate discussions or negotiations with third parties regarding other proposals to acquire ILG or Marriott Vacations, as applicable, and ILG and Marriott Vacations have each agreed to certain terms relating to their ability to respond to such proposals. In addition, the Merger Agreement requires that, subject to certain exceptions, the board of directors of ILG recommend that ILG’s stockholders approve the mergers and that the board of directors of Marriott Vacations recommend that Marriott Vacations’ stockholders approve the issuance of the stock consideration.

Prior to obtaining ILG’s stockholder approval, our board of directors may, among other things, (1) withhold, withdraw, modify or qualify its recommendation of the Combination Transactions or approve, endorse or recommend any Ignite Alternative Transaction (as defined in the Merger Agreement) or (2) terminate the Merger Agreement to enter into an agreement providing for an Ignite Superior Proposal (as defined in the Merger Agreement), subject to complying with notice and other specified conditions, including giving Marriott Vacations the opportunity to propose revisions to the terms of the transactions contemplated by the Merger Agreement during a period following notice, and the payment of the Termination Fee (as defined below). Marriott Vacations has reciprocal rights and obligations under the Merger Agreement.

The Merger Agreement contains specified termination rights for the parties and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement by the Company or Marriott Vacations to enter into a definitive agreement for an acquisition proposal that constitutes an Ignite Qualifying Transaction or a Volt Qualifying Transaction, as applicable (each as defined in the Merger Agreement), the Company or Marriott Vacations, as applicable, will be required to pay a termination fee equal to $146 million (such amount, the “Termination Fee”).

The foregoing summary description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement.

In connection with the transactions contemplated by the Merger Agreement, Qurate Retail, Inc. (formerly Liberty Interactive Corp.) and one of its wholly owned subsidiaries entered into a voting and support with ILG and Marriott Vacations. Subject to certain exceptions set forth therein, Qurate has agreed to vote all of its shares of ILG common stock in favor of the adoption of the Merger Agreement and the transactions contemplated thereby and has also agreed to vote its shares of ILG common stock against any Competing Proposal (as defined in the Voting and Support Agreement) and any actions that are intended to prevent or delay the consummation of the Combination Transactions.

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

GENERAL

The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three months ended March 31, 2018. This section should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report, as well as our 2017 Annual Report on Form 10‑K, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This discussion includes the following sections:

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

Sales of VOIs may be made for cash or we may provide financing to qualified customers. These loans generally bear interest at a fixed rate, have a term of up to 15 years and require a minimum 10% down payment. The typical financing agreement provides for monthly payments of principal and interest, with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable. Our financing propensity for the three months ended March 31, 2018 was approximately 65%. The weighted average FICO score of loans originated over the last twelve months as of March 31, 2018 was 737. Historical default rates, which represent the trailing twelve months of defaults as a percentage of each period’s beginning gross vacation ownership notes receivable balance, were 4.7% as of March 31, 2018 and 4.5% as of December 31, 2017.

We have exclusive global master license agreements with Starwood Hotels & Resorts Worldwide, LLC (Starwood) for use of the Sheraton and Westin brands in vacation ownership and with Hyatt Hotels Corporation for the use of the Hyatt brand in vacation ownership.

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

 Interval, which operates the Interval Network, has been a leader in the vacation exchange services industry since its founding in 1976. As of March 31, 2018, this quality global vacation ownership membership exchange network included Vistana Signature Network and Hyatt Residence Club resorts and owners among its large and diversified base of participating resorts consisting of more than 3,000 resorts located in over 80 countries and approximately 1.8 million members.

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

This segment also provides vacation rental through Aqua‑Aston as part of a comprehensive package of rental, marketing and management services offered to vacation property owners, primarily of Hawaiian properties. Revenue from our vacation rental business is derived principally from fees for rental services and related management of hotels, condominium resorts and homeowners’ associations. Agreements with owners at many of the vacation rental managed hotel and condominium resorts provide that owners receive either specified percentages of the revenue generated under our management or, in limited instances, guaranteed dollar amounts. In these cases, the operating expenses for the rental operation are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retains the balance (if any) as its fee or makes up the deficit. In other instances, fees for rental services generally consist of commissions earned on rentals. Management fees consist of a base management fee and, in some instances, an incentive management fee which is generally a percentage of operating profits or improvement in operating profits. Service fee revenue is based on the services provided to owners including reservations, sales and marketing, property accounting and information technology services either internally or through third party providers.

International Revenue

International revenue decreased by 17% to $58 million in the three months ended March 31, 2018 compared to the same period in 2017, principally driven by the closure of The Westin St. John Resort Villas in the U.S. Virgin Islands as a result of Hurricane Irma in September 2017. As a percentage of our total revenue, international revenue was 12% for the three months ended March 31, 2018 and 16% for the three months ended March 31, 2017.

Other Factors Affecting Results

In September 2017, Hurricanes Irma and Maria affected several Vistana and HVO resorts and sales centers, as well as nearly 300 properties within the Interval Network or managed by VRI or Aqua-Aston Hospitality. The Westin St. John Resort Villas in the U.S. Virgin Islands and Hyatt Residence Club Dorado, Hacienda del Mar, in Puerto Rico remain closed, as do many Interval Network properties on the hardest-hit islands. Other 2017 storms also impacted our operations to a lesser extent, such as Tropical Storm Lidia which affected Los Cabos.

Overall these storms did not have a material impact on our financial condition given the recoverability of property damage from expected insurance proceeds. See Note 21 accompanying our condensed consolidated financial statements for additional information pertaining to expected and received insurance proceeds.

We estimate the impact of these storms had the following adverse effects on our first quarter 2018 results:

•	Consolidated revenue - $19 million
•	Consolidated timeshare contract sales - $10 million
•	Net income attributable to common stockholders - $5 million (includes net recorded charges and estimated lost business activity)
•	Income tax effect of $2 million using the applicable projected annual effective tax rate
•	Adjusted EBITDA - $6 million
•	Adjusted net income - $4 million

Vacation Ownership

Sales and financing of VOIs drive a number of recurring fee-for-service revenues such as management fees and club revenues. Lead generation is a key driver of both contract sales and volume per guest. Costs for new purchasers are generally higher than those for upgrading or selling additional VOIs to existing owners, however, sales to new owners are important for future revenue streams.

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

Our 2018 results continue to be negatively affected by the percentage mix of the Interval Network membership base from traditional and direct renewal members to corporate members. Our corporate developer accounts enroll and renew their entire active owner base which positively impacts our retention rate; however, these members tend to have a lower propensity to transact with us as corporate developers often operate their own proprietary exchange programs. As of March 31, 2018, the membership mix was 56% traditional and 44% corporate members, compared to 55% and 45%, respectively, as of March 31, 2017.

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

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Reform Act"). For further discussion related to the impact of the Tax Reform Act please see Note 19 accompanying our condensed consolidated financial statements.

Outlook

We expect additional consolidation within the vacation ownership industry leading to increased competition in our businesses. This leads to challenges for our external exchange business that relies on new buyers for additional members. Through the growth of our proprietary clubs and our engagement with HOAs, we plan to increase customer engagement and generate new members.

Our vacation ownership sales and financing businesses are positioned to grow through development of additional phases at existing resorts, converting properties to vacation ownership, adding resorts in attractive markets and expanding our sales distribution capabilities. During the first quarter of 2018, we opened phases at the (i) Westin Resort and Spa, Cancun, (ii) Westin Desert Willow Villas, Palm Desert, and (iii) Hyatt Residence Club San Antonio, Wild Oak Ranch. For the remainder of 2018, we expect to open additional phases at our Hyatt Residence Club Bonita Springs, Coconut Plantation resort.

Additionally, we opened sales centers in 2017 in Maui, Los Cabos, Key West and Bonita Springs. We expect the volume at these sales centers to continue to ramp up throughout 2018. With that said, as we expand our sales distribution, we have faced competition for talent.

Hurricane related impact

Our Westin resort and sales gallery in St. John and our Hyatt Residence Club resort in Puerto Rico will remain closed throughout 2018. Additionally, approximately 50 Interval affiliated resorts were still closed as of March 31, 2018, most of which are located in the heavily damaged islands of St. Maarten and Puerto Rico. Therefore, we expect a continuing impact to our results in 2018.

U.S. Tax Reform

On December 22, 2017, the President of the United States signed into law the Tax Reform Act, which lowered the federal corporate tax rate from 35% to 21% effective in 2018 and made numerous other tax law changes. For further discussion please see Note 19 accompanying our condensed consolidated financial statements.

RESULTS OF OPERATIONS

Operating Statistics

	Three Months Ended March 31,
	2018	% Change	2017

Vacation Ownership
Consolidated timeshare contract sales (in millions) (1)	$133	9%	$122
Volume per guest (2)	$3,230	(1)%	$3,267
Tour flow (3)	40,760	11%	36,776

Exchange and Rental
Total active members at end of period (000's) (4)	1,822	(0)%	1,829
Average revenue per member (5)	$53.17	2%	$52.12

_________________________

(1)

Represents total timeshare interests sold at consolidated projects pursuant to purchase agreements, gross of incentives and net of actual cancellations and rescissions, where we have met a minimum threshold amounting to a 10% down payment of the contract purchase price during the period. For upgrade sales, we include only the incremental value purchased. See “Reconciliations of Non-GAAP Measures”.

(2)	Represents consolidated timeshare contract sales divided by tour flow during the period.
(3)	Represents the number of sales presentations given at sales centers during the period.
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

Revenue

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

	Three Months Ended March 31,
	2018	% Change	2017
	(Dollars in millions)
Vacation Ownership
Resort operations revenue	$63	9%	$58
Management fee and other revenue	57	90%	30
Sales of vacation ownership products, net	123	17%	105
Consumer financing revenue	24	14%	21
Cost reimbursement revenue	44	(24)%	58
Total Vacation Ownership revenue	311	14%	272
Exchange and Rental
Transaction revenue	59	—	59
Membership fee revenue	36	—	36
Ancillary member revenue	2	—	2
Total member revenue	97	—	97
Club rental revenue	34	13%	30
Other revenue	5	—	5
Rental management revenue	14	—	14
Cost reimbursement revenue	21	(19)%	26
Total Exchange and Rental revenue	171	(1)%	172
Total ILG revenue	482	9%	444
Adverse impact from 2017 storms (lost business)	19	NM	—
Total ILG revenue excluding adverse impact above	$501	13%	$444

Revenue for the first quarter of 2017 has been restated as part of adopting the new revenue recognition accounting standard (ASC 606) as of January 1, 2018. Refer to Note 3 accompanying our condensed consolidated financial statements for additional information regarding this accounting standard adoption and related disclosures.

Revenue for the three months ended March 31, 2018 of $482 million increased $38 million, or 9%, compared to revenue of $444 million in 2017 quarter. Vacation Ownership segment revenue of $311 million increased $39 million, or 14%, in the quarter, while Exchange and Rental segment revenue of $171 million was relatively consistent with last year.

Excluding the estimated impact of the 2017 storms:

•	Consolidated revenue would have been $501 million, or 13% higher than last year.
•	Vacation ownership segment revenue would have been $328 million, or 21% higher than last year.
•	Exchange and Rental segment revenue would have been $173 million, or relatively in-line with last year.
•	Consolidated timeshare contract sales would have been $143 million, or 17% over last year.

Vacation Ownership

Vacation Ownership segment revenue, excluding cost reimbursements, increased $53 million, or 25%, in the first quarter of 2018 compared to 2017. The increase was driven primarily by $27 million of higher management fee and other revenue, $18 million of higher sales of vacation ownership products, net, and an $5 million increase in resort operations revenue. The increase in sales of vacation ownership products, net, was primarily attributable to the following:

•

higher consolidated timeshare contract sales largely attributable to a 10% increase in tour flow, primarily driven by our sales centers in Maui and Los Cabos which opened in the second quarter of 2017, partly offset by the continued closure of our sales center in St. John due to the 2017 storms and a lower average transaction price resulting in part from sales mix variance when compared to last year;

•

a favorable change in GAAP reportability related sales recognition items, including the impact of deferring recognition of pre-construction sales in the first quarter of 2017 related to a phase of our Westin St. John resort until the third quarter of 2017 upon receipt of the respective certificate of occupancy. The deferral of pre-construction sales in 2017 is a restatement item related to our ASC 606 adoption this quarter. There were no pre-construction sales in the first quarter of 2018;

•	partly offset by an unfavorable change of approximately $2 million in the quarter in our allowance for losses on originated loans when compared to prior year.

 The increase of $27 million in management fee and other revenue is predominantly attributable to revenue from HOAs consolidated starting in the fourth quarter of 2017, which is largely offset by a corresponding decrease in cost reimbursements revenue, as well as the consolidation of our Great Destinations joint venture commencing April 1, 2017. The increase of $5 million in resort operations revenue was primarily driven by higher available and occupied room nights, as well as average daily rate.

Exchange and Rental

Exchange and Rental segment revenue, excluding cost reimbursements, was higher by $4 million, or 3%, in the quarter compared to 2017. The increase is attributable to stronger club rental revenue as a result of higher available and occupied room nights, as well as average daily rate. Additionally, the impact from the 2017 storms on affiliated resorts continues to impact our exchange business through loss of inventory available for transactions in the Interval Network. We estimate this adversely affected revenue by $2 million in the quarter.

Cost of Sales and Royalty Fee Expense

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

	Three Months Ended
	March 31,
	2018	% Change	2017
	(Dollars in millions)
Vacation Ownership
Cost of service and membership related	$45	246%	$13
Cost of sales of vacation ownership products	39	56%	25
Cost of rental and ancillary services	43	(16)%	51
Cost of consumer financing	8	33%	6
Cost reimbursements	44	(24)%	58
Total Vacation Ownership cost of sales	179	17%	153
Exchange and Rental
Cost of service and membership related sales	19	(14)%	22
Cost of sales of rental and ancillary services	29	12%	26
Cost reimbursements	21	(19)%	26
Total Exchange and Rental cost of sales	69	(7)%	74
Total ILG cost of sales	$248	9%	$227

Royalty fee expense	$11	10%	$10

Margin metrics:
ILG:
Gross margin	49%	(0)%	49%
Gross margin without cost reimbursement revenue/expenses	56%	(7)%	60%
Vacation Ownership:
Gross margin	42%	(5)%	44%
Gross margin without cost reimbursement revenue/expenses	49%	(13)%	56%
Exchange and Rental:
Gross margin	60%	5%	57%
Gross margin without cost reimbursement revenue/expenses	68%	1%	67%

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

Cost of sales for the three months ended March 31, 2018 increased $21 million from 2017. This change consists of a $26 million increase from our Vacation Ownership segment, partly offset by a $5 million decrease from our Exchange and Rental segment. Overall gross margin in the quarter of 49% was consistent with the prior year.

Vacation Ownership

    Overall cost of sales for this segment in the quarter, excluding cost reimbursements, was up $40 million from the prior year. The quarter’s increase reflects the following activity:

•

Cost of sales from HOAs consolidated starting in the fourth quarter of 2017, amounting to approximately $20 million net between cost of service and membership related and cost of rental and ancillary services line items. This amount is largely offset by a corresponding decrease in cost reimbursements revenue.

•

An increase of $14 million in cost of sales of vacation ownership products was driven largely by an unfavorable $9 million product cost true-up related principally to our Sheraton Flex product upon transferring recently converted Sheraton Steamboat Resort Villas inventory into the structure, in addition to higher sales volume overall.

•

A net increase in cost of rental and ancillary services of $3 million, excluding the HOA consolidation impact, resulting from higher fixed carry-costs on unsold inventory available for rental and incremental variable costs associated with the increase in rental volume.

•

An increase in cost of consumer financing was primarily driven by a full quarter of interest expense in 2018 pertaining to the term securitization transaction issued on September 22, 2017 (see Note 13 accompanying our condensed consolidated financial statements for further discussion), as well as lower capitalized interest expense in the quarter. These increases were partly offset by lower financial services employee-related costs.

Gross margin for this segment, excluding cost reimbursements, decreased 617 basis points to 49% in the quarter compared to last year. The drop in year-over-year margin is largely attributable to the inclusion of consolidated HOAs in our results starting in the fourth quarter of 2017.

Exchange and Rental

Gross margin for the Exchange and Rental segment in the period, excluding cost reimbursements, increased 88 basis points to 68% when compared to the prior year, while overall cost of sales remained relatively flat year-over-year.

Royalty Fee Expense

Royalty fee expense for the quarter pertains to costs incurred pursuant to our exclusive global licenses for the Hyatt, Sheraton and Westin brands in vacation ownership. The increase of $1 million in royalty fee expense in the period compared to the prior year was due to higher vacation ownership product sales.

Selling and Marketing Expense

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

	Three Months Ended
	March 31,
	2018	% Change	2017
	(Dollars in millions)
Vacation Ownership	$66	16%	$57
Exchange and Rental	12	(8)%	13
Total ILG selling and marketing expense	$78	11%	$70
As a percentage of total revenue	16%	—	16%
As a percentage of total revenue excluding cost reimbursement revenue	19%	—	19%

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

Selling and marketing expense in the first quarter of 2018 increased $8 million compared to last year, principally driven by incremental selling and marketing related expenses tied to higher contract sales and tour flow in our VO segment, particularly with regards to our new sales centers in Maui and Los Cabos. This increase was partly offset by the continued closure of our St. John sales center due to the 2017 hurricanes. As a percentage of total revenue excluding cost reimbursements, selling and marketing expense during the quarter was lower by 74 basis points from last year.

General and Administrative Expense

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

	Three Months Ended
	March 31,
	2018	% Change	2017
	(Dollars in millions)
General and administrative expense	$59	9%	$54
As a percentage of total revenue	12%	—	12%
As a percentage of total revenue excluding cost reimbursement revenue	14%	(7)%	15%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition-related and restructuring costs	14%	—	14%

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

General and administrative expense in the first quarter of 2018 was higher by $5 million when compared against the prior year. The quarter’s increase over prior year reflects higher professional fees expense largely due to costs associated with our board of directors’ strategic review as disclosed in our fourth quarter 2017 earnings call. In addition, we recorded a $1 million charge in the quarter related to recognizing the final component of the insurance deductible related to Tropical Storm Lidia which impacted our Westin Los Cabos resort in August of 2017.

As a percentage of revenue excluding (i) cost reimbursements, (ii) acquisition-related and restructuring expenses, (iii) strategic review related costs, and (iv) natural disaster related net charges, general and administrative expense would be lower by 98 basis points compared to prior year.

Amortization Expense of Intangibles

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

	Three Months Ended
	March 31,
	2018	% Change	2017
	(Dollars in millions)
Amortization expense of intangibles	$5	—	$5
As a percentage of total revenue	1%	—	1%
As a percentage of total revenue excluding cost reimbursement revenue	1%	—	1%

Amortization expense of intangibles for the three months ended March 31, 2018 was consistent with the prior year.

Depreciation Expense

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

	Three Months Ended
	March 31,
	2018	% Change	2017
	(Dollars in millions)
Depreciation expense	$15	—	$15
As a percentage of total revenue	3%	—	3%
As a percentage of total revenue excluding cost reimbursement revenue	4%	—	4%

Depreciation expense for the three months ended March 31, 2018 was consistent with the prior year.

Operating Income

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

	Three Months Ended
	March 31,
	2018	% Change	2017
	(Dollars in millions)
Vacation Ownership	$17	6%	$16
Exchange and Rental	49	4%	47
Total ILG operating income	$66	5%	$63
As a percentage of total revenue	14%	—	14%
As a percentage of total revenue excluding cost reimbursement revenue	16%	(11)%	18%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition-related and restructuring costs	16%	(11)%	18%

Operating income in the first quarter of 2018 increased $3 million from 2017, consisting of an $1 million increase from Vacation Ownership and a $2 million increase from Exchange and Rental.

Operating income for our Vacation Ownership segment was higher by $1 million compared to prior year due to the HOAs we commenced consolidating starting in the fourth quarter of 2017. Excluding the impact of these HOAs, operating income for this segment would have been lower by $1 million compared to last year. This decrease in operating income is mainly attributable to the adverse effect in the quarter due to the 2017 storms, in particular the continued closure of our Westin St. John resort, and higher professional fees largely due to costs associated with our Board of Directors’ strategic review; partly offset by an increase in sales of vacation ownership products driven in large part by our recently opened Maui and Los Cabos sales centers. Excluding these higher professional fees and the impact of consolidating HOAs, operating income for this segment would have been comparable to the prior year.

Operating income for our Exchange and Rental segment of $49 million was higher by $2 million compared to the prior year, primarily driven by stronger club rental activity as discussed in the revenue section above, partly offset by the adverse impact in the quarter of the 2017 storms on affected Interval Network affiliated resorts.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.”

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

	Three Months Ended
	March 31,
	2018	% Change	2017
	(Dollars in millions)
Vacation Ownership	$36	9%	$33
Exchange and Rental	62	5%	59
Total ILG adjusted EBITDA	98	7%	92
Unadjusted adverse impact from 2017 storms (lost business)	6	NM	—
Total ILG adjusted EBITDA excluding adverse impact above	$104	13%	$92
As a percentage of total revenue excluding 2017 storms impact	21%	—	21%
As a percentage of total revenue excluding cost reimbursement revenue and 2017 storms impact	24%	(8)%	26%

Adjusted EBITDA for the three months ended March 31, 2018 increased by $6 million, or 7%, from 2017, consisting of an increase of $3 million from each of our two segments. Additionally, as discussed in our Other Factors Affecting Results section, our first quarter of 2018 performance was adversely affected by the closure of resorts and sales centers impacted by the 2017 storms. Excluding the estimated impact of the storms, ILG adjusted EBITDA would have been $104 million, or 13% higher than last year.

Adjusted EBITDA of $36 million from our Vacation Ownership segment rose by $3 million, or 9%, driven primarily from higher sales of VOIs and stronger resort operations rental activity, as previously discussed. These increases were partly offset by an estimated $5 million adverse effect in the quarter pertaining to the 2017 storms, in particular the continued closure of our Westin resort in St. John.

Adjusted EBITDA of $62 million from our Exchange and Rental segment increased by $3 million, or 5%, compared to the prior year primarily driven by stronger club rental activity as discussed in the revenue section above, partly offset by the adverse impact in the quarter of the 2017 storms on affected Interval Network affiliated resorts. Excluding this adverse impact, adjusted EBITDA would have been up 7%, or $4 million over prior year.

Other Income (Expense), net

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

	Three Months Ended
	March 31,
	2018	% Change	2017
	(Dollars in millions)
Interest expense	$(7)	40%	$(5)
Equity in earnings from unconsolidated entities	$1	(50)%	$2
Other income, net	$5	(50)%	$10

Interest expense relates to interest and amortization of debt issuance costs on our amended and restated revolving credit facility and our $350 million senior notes. Interest expense in 2018 was higher by $2 million compared to the prior year resulting in part from a higher interest rate in the quarter compared to prior year and less capitalized interest expense.

Equity in earnings from unconsolidated entities relates to noncontrolling investments that are recorded under the equity method of accounting; principally, our joint venture in Hawaii which developed a vacation ownership resort for the purpose of selling VOIs. Income and losses from this joint venture are allocated based on ownership interests. See Note 6 accompanying our condensed consolidated financial statements for further discussion.

Other income, net primarily relates to net gains and losses on foreign currency exchange related to certain foreign intercompany loans and non-operating cash positions held by foreign subsidiaries in currencies other than their functional currency. Non‑operating foreign exchange net gains were $5 million and $10 million for the first quarter of 2018 and 2017, respectively. The favorable fluctuations in the 2018 and 2017 quarters were primarily driven by U.S. dollar denominated intercompany loan positions held at March 31, 2018 and 2017, respectively, which were affected by the weaker dollar compared to the Mexican peso, partly offset by the remeasurement of U.S. dollar denominated non-operating cash positions held by our Mexican subsidiary at the respective quarter-end.

Income Tax Provision

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

For the three months ended March 31, 2018 and 2017, ILG recorded income tax provisions for continuing operations of $20 million and $25 million, respectively, which represent effective tax rates of 31.1% and 35.9% for the respective periods. The effective tax rate for the three months ended March 31, 2018 is lower than the prior year period primarily due to enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Reform Act") which, effective 2018, reduced the statutory corporate tax rate from 35% to 21%.

Additional Information

The Tax Reform Act significantly changed U.S. tax law by, among other things, lowering the statutory corporate tax rate, as discussed above, eliminating certain deductions, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which was codified in ASU 2018-05 during the current period, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. We estimated the effects of the Tax Reform Act and recorded a net provisional tax benefit for the impact of the Tax Reform Act in our financial statements as of December 31, 2017. We have not completed our determination of the accounting implications of the Tax Reform Act on our tax accruals.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had $158 million of cash and cash equivalents, including $95 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $72 million is held in foreign jurisdictions, principally the United Kingdom, Mexico and the U.S Virgin Islands. Under the Tax Reform Act, all accumulated foreign earnings as of December 31, 2017 were mandatorily deemed to be repatriated and taxed, which was also referred to as the Transition Tax. The Transition Tax was assessed regardless of whether ILG actually repatriated its undistributed foreign earnings. Historically, it has been ILG’s practice and intention to reinvest the earnings of certain of its foreign subsidiaries. In light of the significant changes made by the Tax Reform Act, ILG will no longer be permanently reinvested with regard to the earnings of its foreign subsidiaries. ILG will continue to be permanently reinvested with respect to the remaining excess of the amount for financial reporting over the tax basis of investments in our foreign subsidiaries.

Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the three months ended March 31, 2018 and, as of that date, the respective cash balances were immaterial to our overall cash on hand.

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

Cash Flows Discussion

Operating Activities

Net cash and restricted cash provided by operating activities increased to $152 million in the three months ended March 31, 2018 from $58 million in the same period of 2017. The increase of $94 million from 2017 was principally due to higher net cash receipts partly attributable to property insurance proceeds of $42 million in the current period related to the 2017 hurricanes, largely associated with rebuilding activities at The Westin St. John  Resort Villas which commenced in the fourth quarter of 2017. In addition, inventory spend was lower by $36 million due to development activities at The Westin Nanea Ocean Villas in the prior year period. Also, restricted cash increased by $27 million primarily due to the collection of maintenance fees in the current quarter by our consolidated HOAs which were not consolidated in the comparable prior year period. These increases were partly offset by $3 million of higher interest paid (net amounts capitalized) and $2 million of higher income taxes paid.

Investing Activities

Net cash and restricted cash used in investing activities of $16 million and $22 million in the three months ended March 31, 2018 and 2017, respectively, pertains to capital expenditures, primarily related to investments in assets used mainly to support marketing and sales locations, resort operations (including sales centers), as well as IT initiatives. Capital expenditures in 2018 include $3 million of insurance proceeds for hurricane property damage.

Financing Activities

Net cash and restricted cash used in financing activities of $75 million in the three months ended March 31, 2018 relates to payments of $45 million on securitized debt, cash dividend payments of $22 million to ILG stockholders, and withholding taxes on the vesting of restricted stock units and restricted stock of $8 million. Net cash and restricted cash used in financing activities of $38 million in the three months ended March 31, 2017 related to repayments of $32 million on securitized debt, cash dividend payments to ILG stockholders of $19 million, withholding taxes on the vesting of restricted stock units and restricted stock of $4 million, and repurchases of our common stock at market prices totaling $3 million, including commissions, which settled during the three months ended March 31, 2017. These uses of cash were partially offset by net borrowings of $20 million on our revolving credit facility.

Revolving Credit Facility

As of March 31, 2018, borrowings outstanding under the revolving credit facility that matures in May 2021 amounted to $220 million, with $366 million available to be drawn, net of outstanding letters of credit.

Senior Notes

As of March 31, 2018, total unamortized debt issuance costs pertaining to our $350 million of 5.625% senior notes due in 2023 were $5 million.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We met the minimum fixed charge coverage ratio as of March 31, 2018. In addition, the amended credit agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. We are also required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of March 31, 2018, the maximum consolidated secured leverage ratio was 3.25x and the minimum consolidated interest coverage ratio was 3.0x. ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.68 and 13.36, respectively.

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

Free Cash Flow

Free cash flow is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.” For the three months ended March 31, 2018 and 2017, free cash flow was $66 million and $54 million, respectively. The change is primarily a result of the increase in net cash and restricted cash provided by operating activities as discussed above, and lower net capital expenditures, partly offset by higher net securitization activities, including higher repayments on securitizations.

Dividends and Share Repurchases

In February 2018, our Board of Directors declared a quarterly dividend payment of $0.175 per share paid in March 2018 of $22 million. In May 2018, our Board of Directors declared a $0.175 per share dividend payable June 12, 2018 to shareholders of record on June 1, 2018. Based on the number of shares of common stock outstanding as of March 31, 2018, at a dividend of $0.175 per share, the anticipated cash outflow would be $22 million in the second quarter of 2018. We currently expect to declare and pay quarterly dividends of similar amounts per share.

In November 2016, the Board authorized repurchases of up to $50 million of ILG common stock, $21 million of which was remaining for future repurchases as of December 31, 2017. There were no repurchases of common stock during the three months ended March 31, 2018. Acquired shares of our common stock are held as treasury shares carried at cost on our condensed consolidated financial statements.

Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

Contractual Obligations and Commercial Commitments

We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At March 31, 2018, guarantees, surety bonds and letters of credit totaled $101 million. This total includes maximum exposure under guarantees of $48 million primarily relating to our vacation rental business’s hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the rental management activities entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

In addition, certain of the vacation rental business’s hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of March 31, 2018, future amounts are not expected to be significant, individually or in the aggregate. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of March 31, 2018, amounts pending reimbursements are not significant.

As of March 31, 2018, our letters of credit totaled $14 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

Contractual obligations and commercial commitments at March 31, 2018 are as follows:

	Payments Due by Period
		Up to			More than
Contractual Obligations	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
	(Dollars in millions)
Debt principal(a)	$570	$—	$—	$220	$350
Debt interest(a)	129	29	58	41	1
Purchase obligations and other commitments(b)	68	37	25	6	—
Operating leases	144	20	32	19	73
Total contractual obligations	$911	$86	$115	$286	$424

(a)Debt principal and projected debt interest represent principal and interest to be paid on our senior notes and revolving credit facility based on the balance outstanding as of March 31, 2018, exclusive of debt issuance costs. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of March 31, 2018. Interest on the revolving credit facility is calculated using the prevailing rates as of March 31, 2018.

(b)Purchase obligations and other commitments primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits, membership fulfillment benefits and other commitments.

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			More than
Other Commercial Commitments(c)	Committed	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	5 Years
	(In millions)
Guarantees, surety bonds and letters of credit	$101	$54	$40	$7	$—

(c)Commercial commitments include minimum revenue guarantees related to hotel and resort management agreements, accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off‑Balance Sheet Arrangements

Except as disclosed above in our Contractual Obligations and Commercial Commitments (excluding “Debt principal”), as of March 31, 2018, we did not have any significant off‑balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S‑K.

Recent Accounting Pronouncements

Refer to Note 2 accompanying our condensed consolidated financial statements for a description of recent accounting pronouncements.

Seasonality

Refer to Note 1 accompanying our condensed consolidated financial statements for a discussion on the impact of seasonality.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other judgments and assumptions that we believe are reasonable under the circumstances. Actual outcomes could differ from those estimates. We have discussed those estimates that we believe are critical and required the use of significant judgment and use of estimates that could have a significant impact on our financial statements in our 2017 Annual Report on Form 10‑K and in Note 2 accompanying our condensed consolidated financial statements herein. There have been no material changes to our critical accounting policies in the interim period other than the updates to our significant accounting policies described in Note 2 accompanying our condensed consolidated financial statements herein.

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

Free cash flow is defined as cash and restricted cash provided by operating activities less capital expenditures, plus net changes in financing-related restricted cash and net borrowing and repayment activity pertaining to securitizations, and excluding changes in operating-related restricted cash and certain payments unrelated to our ongoing core business, such as acquisition-related and restructuring costs.

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

Other special items consists of other items that we believe are not related to our core business operations. For the three months ended March 31, 2018 and 2017, such items include (as applicable to the respective period): (i) costs related to the litigation matters described in Note 21 accompanying our condensed consolidated financial statements, (ii) impact to our financial statements related to natural disasters, including Hurricane Irma and other named storms, and (iii) costs related to our board of directors’ strategic review.

RECONCILIATIONS OF NON‑GAAP MEASURES

The following tables reconcile net income attributable to common stockholders in total to operating income, and to EBITDA and adjusted EBITDA for our operating segments for the three months ended March 31, 2018 and 2017 (in millions). The noncontrolling interest relates primarily to the Vacation Ownership segment.

	Three Months Ended March 31, 2018
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Net income attributable to common stockholders			$43
Net income attributable to noncontrolling interest			2
Net income			45
Income tax provision			20
Equity in earnings from unconsolidated entities			(1)
Other non-operating expense, net			(5)
Interest expense			7
Operating income	$17	$49	66
Other non-operating income (expense), net	7	(2)	5
Equity in earnings from unconsolidated entities	1	—	1
Net income attributable to noncontrolling interest	(2)	—	(2)
Depreciation expense	10	5	15
Amortization expense of intangibles	2	3	5
EBITDA	35	55	90
Other special items	3	1	4
Asset impairments	2	—	2
Acquisition related and restructuring costs	1	—	1
Less: Other non-operating (income) expense, net	(7)	2	(5)
Non-cash compensation expense	2	4	6
Adjusted EBITDA	$36	$62	$98

	Three Months Ended March 31, 2017
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Net income attributable to common stockholders			$44
Net income attributable to noncontrolling interest			1
Net income			45
Income tax provision			25
Equity in earnings from unconsolidated entities			(2)
Other non-operating expense, net			(10)
Interest expense			5
Operating income	$16	$47	63
Other non-operating income (expense), net	11	(1)	10
Equity in earnings from unconsolidated entities	2	—	2
Net income attributable to noncontrolling interest	(1)	—	(1)
Depreciation expense	10	5	15
Amortization expense of intangibles	2	3	5
EBITDA	40	54	94
Impact of purchase accounting	(3)	—	(3)
Asset impairments	2	—	2
Acquisition related and restructuring costs	3	—	3
Less: Other non-operating (income) expense, net	(11)	1	(10)
Non-cash compensation expense	2	4	6
Adjusted EBITDA	$33	$59	$92

The following tables present the inputs used to compute operating income and adjusted EBITDA margin for our operating segments for the three months ended March 31, 2018 and 2017 (in millions).

	Vacation Ownership
	Three Months Ended
	March 31,
	2018	2017
Revenue	$311	$272
Revenue excluding cost reimbursement revenue	267	214
Operating income	17	16
Adjusted EBITDA	36	33
Margin computations
Operating income margin	5%	6%
Operating income margin excluding cost reimbursement revenue	6%	7%
Adjusted EBITDA margin	12%	12%
Adjusted EBITDA margin excluding cost reimbursement revenue	13%	15%

	Exchange and Rental
	Three Months Ended
	March 31,
	2018	2017
Revenue	$171	$172
Revenue excluding cost reimbursement revenue	150	146
Operating income	49	47
Adjusted EBITDA	62	59
Margin computations
Operating income margin	29%	27%
Operating income margin excluding cost reimbursement revenue	33%	32%
Adjusted EBITDA margin	36%	34%
Adjusted EBITDA margin excluding cost reimbursement revenue	41%	40%

The following table reconciles cash provided by operating activities to free cash flow for the three months ended March 31, 2018 and 2017 (in millions).

	Three Months Ended
	March 31,
	2018	2017
Operating activities before inventory spend	$146	$145
Inventory spend	(21)	(57)
Net changes in operating-related restricted cash	27	(30)
Net cash and restricted cash provided by operating activities	152	58
Repayments on securitizations	(45)	(32)
Net changes in financing-related restricted cash	1	18
Net securitization activities	(44)	(14)
Net changes in operating-related restricted cash	(27)	30
Capital expenditures	(16)	(22)
Acquisition-related and restructuring payments	1	2
Free cash flow	$66	$54

The following table reconciles net income attributable to common stockholders to adjusted net income, and to adjusted earnings per share for the three months ended March 31, 2018 and 2017 (in millions except share and per share data).

	Three Months Ended
	March 31,
	2018	2017
Net income attributable to common stockholders	$43	$44
Acquisition-related and restructuring costs	1	3
Other non-operating foreign currency remeasurements	(5)	(10)
Impact of purchase accounting	—	2
Other special items	7	—
Asset impairments	2	2
Income tax impact on adjusting items(1)	(2)	1
Adjusted net income	$46	$42
Earnings per share attributable to common stockholders:
Basic	$0.35	$0.35
Diluted	$0.34	$0.35
Adjusted earnings per share:
Basic	$0.37	$0.33
Diluted	$0.36	$0.33
Weighted average number of shares of common stock outstanding (in thousands):
Basic	123,826	123,998
Diluted	125,751	125,582

(1)	All adjusting items were tax effected using the applicable projected annual effective tax rate since none of the adjustments were discrete to the periods.

The following table reconciles consolidated timeshare contract sales to sales of vacation ownership products, net, for the three months ended March 31, 2018 and 2017 (in millions).

	Three Months Ended
	March 31,
	2018	2017
Sales of vacation ownership products, net	$123	$105
Provision for loan losses	5	7
Other items and adjustments(1)	5	10
Consolidated timeshare contract sales	$133	$122

(1)	Includes adjustments for incentives, certain GAAP deferrals, cancelled sales, trial vacation package sales, fractional sales and other items.

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

Operating foreign currency exchange resulted in net gains of $0.3 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. This activity is attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency.

Non-operating foreign exchange net gains were $5 million and $10 million for the first quarter of 2018 and 2017, respectively. The favorable fluctuations in the 2018 and 2017 quarters were primarily driven by U.S. dollar denominated intercompany loan positions held at March 31, 2018 and 2017, respectively, which were affected by the weaker dollar compared to the Mexican peso, partly offset by the remeasurement of U.S. dollar denominated non-operating cash positions held by our Mexican subsidiary at the respective quarter-end.

Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign exchange rates to the U.S. dollar for the three months ended March 31, 2018 would result in an approximate change to revenue of $5 million. There have been no material quantitative changes in market risk exposures since December 31, 2017.

Interest Rate Risk

We are exposed to interest rate risk through borrowings under our amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.50%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.50%, in each case based on ILG’s leverage ratio. As of March 31, 2018, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. As of March 31, 2018, we had $220 million outstanding under our revolving credit facility; a hypothetical 100 basis point change in interest rates would result in an approximate change to interest expense of $1 million for the three months ended March 31, 2018. While we currently do not hedge our interest rate exposure, this risk is mitigated by the issuance of $350 million senior notes in April 2015 at a fixed rate of 5.625% as well as variable interest rates earned on our cash balances, as well as current and future securitizations which are or are expected to be at fixed rates of interest.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See description of legal proceedings under litigation in Note 21 accompanying our condensed consolidated financial statements.

Item 1A. Risk Factors

See Part I, Item IA., “Risk Factors,” of ILG’s 2017 Annual Report on Form 10-K, for a detailed discussion of the risk factors affecting ILG. There have been no material changes from the risk factors described in the Annual Reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Unregistered Sale of Securities. None

(b)          Use of Proceeds. Not applicable

(c)          Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended March 31, 2018 by or on behalf of ILG or any “affiliated purchaser,” as defined by Rule 10b‑18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b‑18 of the Exchange Act.

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs(1)
January 2018	—	$—	—	$21,050,422
February 2018	—	$—	—	$21,050,422
March 2018	—	$—	—	$21,050,422

(1)

In November 2016, the Board of Directors authorized the repurchase of up to $50 million of ILG common stock. There is no time restriction on this authorization and repurchases may be made in the open‑market or through privately negotiated transactions.

Items 3‑5. Not applicable

Item 6. Exhibits

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of Interval Leisure Group, Inc.	Exhibit 3.1 to ILG’s Current Report on Form 8‑K, filed on August 25, 2008
3.2	Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.2 to ILG’s Quarterly Report on Form 10‑Q, filed on August 11, 2009
3.3	Fifth Amended and Restated By‑Laws of Interval Leisure Group, Inc.	Exhibit 3.2 to ILG’s Current Report on Form 8‑K, filed on October 17, 2016
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ILG, Inc.	Exhibit 3.1 to ILG’s Current Report on Form 8‑K, filed on October 17, 2016
10.1†	Amendment dated March 28, 2018 to Amended and Restated Employment Agreement between ILG, Inc. and Jeanette E. Marbert*
10.2†	Amendment No. 2 to the Interval Leisure Group, Inc. 2013 Stock and Incentive Compensation Plan, dated February 25, 2018.*
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act
31.3†	Certification of the Chief Accounting Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act
32.3††	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Label Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*     Reflects management contracts and management and director compensatory plans.

†     Filed herewith.

††   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2018	ILG, INC.

	By:	/s/ William L. Harvey
William L. Harvey
Chief Financial Officer

	By:	/s/ John A. Galea
John A. Galea
Chief Accounting Officer