Form 10-Q
period 2018-06-30
ILG, Inc.
filed 2018-08-03
CIK 1434620

As filed with the Securities and Exchange Commission as of August 3, 2018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
Or
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

As of August 1, 2018, 124,415,714 shares of the registrant’s common stock were outstanding.

PART I—FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Service and membership related	$148	$119	$300	$247
Sales of vacation ownership products, net	121	118	244	223
Rental and ancillary services	104	97	222	204
Consumer financing	23	22	47	43
Cost reimbursements	65	85	131	168
Total revenues	461	441	944	885
Operating costs and expenses:
Cost of service and membership related sales	67	33	132	68
Cost of vacation ownership product sales	22	28	61	54
Cost of sales of rental and ancillary services	70	78	142	155
Cost of consumer financing	7	7	15	14
Cost reimbursements	65	85	131	168
Royalty fee expense	11	11	22	21
Selling and marketing expense	81	76	159	145
General and administrative expense	65	58	124	112
Amortization expense of intangibles	5	5	10	10
Depreciation expense	16	15	31	30
Total operating costs and expenses	409	396	827	777
Operating income	52	45	117	108
Other income (expense):
Interest income	1	—	1	—
Interest expense	(7)	(7)	(15)	(12)
Gain on bargain purchase	—	2	—	2
Other income (expense), net	(5)	(2)	—	8
Equity in earnings from unconsolidated entities	—	1	1	3
Total other income (expense), net	(11)	(6)	(13)	1
Earnings before income taxes and noncontrolling interests	41	39	104	109
Income tax provision	(13)	(13)	(33)	(38)
Net income	28	26	71	71
Net income attributable to noncontrolling interests	(1)	—	(2)	(1)
Net income attributable to common stockholders	$27	$26	$69	$70
Earnings per share attributable to common stockholders:
Basic	$0.21	$0.21	$0.56	$0.56
Diluted	$0.21	$0.20	$0.55	$0.55
Weighted average number of shares of common stock outstanding (in 000's):
Basic	124,241	124,384	124,033	124,191
Diluted	125,874	126,141	125,813	125,862
Dividends declared per share of common stock	$0.175	$0.15	$0.35	$0.30

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$28	$26	$71	$71
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	(12)	9	(4)	15
Total comprehensive income, net of tax	16	35	67	86
Less: Net income attributable to noncontrolling interests	(1)	—	(2)	(1)
Less: Other comprehensive income attributable to noncontrolling interests	2	(1)	1	(2)
Total comprehensive income attributable to noncontrolling interests	1	(1)	(1)	(3)
Comprehensive income attributable to common stockholders	$17	$34	$66	$83

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$143	$122
Restricted cash and cash equivalents (including $17 and $19 in variable interest entities, "VIEs," respectively)	215	227
Accounts receivable, net of allowance for doubtful accounts of $13 for both periods	115	121
Vacation ownership mortgages receivable, net of allowance of $5 and $4, respectively (including a net $56 and $61 in VIEs, respectively)	77	79
Vacation ownership inventory	486	496
Prepaid income taxes	36	58
Prepaid expenses	91	64
Other current assets (including $3 and $4 of interest receivables in VIEs, respectively)	30	33
Total current assets	1,193	1,200
Restricted cash and cash equivalents (including $1 in variable interest entities, "VIEs" for both periods)	4	3
Vacation ownership mortgages receivable, net of allowance of $69 and $51, respectively (including a net $423 and $498 in VIEs, respectively)	657	658
Vacation ownership inventory	72	60
Investments in unconsolidated entities	54	55
Property and equipment, net	606	616
Goodwill	564	564
Intangible assets, net	428	440
Other non-current assets	83	91
TOTAL ASSETS	$3,661	$3,687
LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable, trade	$46	$46
Current portion of securitized debt from VIEs	128	146
Deferred revenue	177	162
Accrued compensation and benefits	64	72
Accrued expenses and other current liabilities (including a net $1 of interest payables in VIEs for both periods)	256	215
Total current liabilities	671	641
Long-term debt	548	562
Securitized debt from VIEs	361	429
Income taxes payable, non-current	2	11
Other long-term liabilities	118	118
Deferred revenue	82	76
Deferred income taxes	142	133
Total liabilities	1,924	1,970
Redeemable noncontrolling interest	1	1
Commitments and contingencies
EQUITY:
Preferred stock—authorized 25,000,000 shares, of which 100,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock—authorized 300,000,000 shares; $0.01 par value; issued 134,403,465 and 134,053,132 shares, respectively	1	1
Treasury stock— 9,987,627 shares at cost each period	(164)	(164)
Additional paid-in capital	1,281	1,278
Retained earnings	615	597
Accumulated other comprehensive loss	(36)	(33)
Total ILG stockholders’ equity	1,697	1,679
Noncontrolling interests	39	37
Total equity	1,736	1,716
TOTAL LIABILITIES AND EQUITY	$3,661	$3,687

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except share data)

(Unaudited)

										Accumulated
			Total ILG					Additional		Other
	Total	Noncontrolling	Stockholders’	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Equity	Interests	Equity	Amount	Shares	Amount	Shares	Capital	Earnings	Loss
Balance as of December 31, 2017	$1,716	$37	$1,679	$1	134,053,132	$(164)	9,987,627	$1,278	$597	$(33)
Net income	71	2	69	—	—	—	—	—	69	—
Cumulative adjustment related to change in accounting principle	(7)	—	(7)	—	—	—	—	—	(7)	—
Other comprehensive income, net of tax	(4)	(1)	(3)	—	—	—	—	—	—	(3)
Non-cash compensation expense	11	—	11	—	—	—	—	11	—	—
Issuance of restricted stock for converted shares in connection with the Vistana acquisition	—	—	—	—	(163,976)	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of withholding taxes	(9)	—	(9)	—	513,574	—	—	(9)	—	—
Dividends declared on common stock	(43)	—	(43)	—	735	—	—	1	(44)	—
Other	1	1	—	—	—	—	—	—	—	—
Balance as of June 30, 2018	$1,736	$39	$1,697	$1	134,403,465	$(164)	9,987,627	$1,281	$615	$(36)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$71	$71
Adjustments to reconcile net income to net cash and restricted cash provided by operating activities:
Amortization expense of intangibles	10	10
Amortization of debt issuance costs	2	2
Depreciation expense	31	30
Bad debt expense	4	1
Allowance for losses on originated loans	23	15
Allowance for impairment on acquired loans	3	5
Accretion of mortgages receivable	2	3
Non-cash compensation expense	11	12
Deferred income taxes	10	13
Equity in earnings from unconsolidated entities	(1)	(3)
Distributions from investments in unconsolidated entities	2	—
Gain on bargain purchase of Vistana acquisition	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(41)	4
Vacation ownership mortgages receivable (originations)	(171)	(163)
Vacation ownership mortgages receivable (collections)	139	140
Vacation ownership inventory (additions)	(39)	(120)
Vacation ownership inventory (disposals)	53	49
Vacation ownership operating related insurance proceeds	19	—
Vacation ownership consolidated HOAs related insurance proceeds	23	—
Prepaid expenses and other current assets	(26)	(20)
Prepaid income taxes and income taxes payable	11	9
Accounts payable and other current liabilities	27	(1)
Deferred income	21	36
Other, net	—	(9)
Net cash and restricted cash provided by operating activities	184	82
Cash flows from investing activities:
Capital expenditures	(22)	(48)
Purchases of trading investments	4	—
Net cash used in investing activities	(18)	(48)
Cash flows from financing activities:
Borrowings (payments) on revolving credit facility, net	(15)	71
Payments on securitized debt	(86)	(66)
Purchases of treasury stock	—	(3)
Dividend payments to stockholders	(43)	(37)
Withholding taxes on vesting of restricted stock units and restricted stock	(9)	(5)
Net cash and restricted cash used in financing activities	(153)	(40)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	3
Net increase (decrease) in cash, cash equivalents and restricted cash	10	(3)
Cash, cash equivalents and restricted cash at beginning of period	352	244
Cash, cash equivalents and restricted cash at end of period	$362	$241
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$21	$17
Income taxes paid, net of refunds	$12	$16

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ILG, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

On April 30, 2018, we entered into an Agreement and Plan of Merger (“Merger Agreement”), with Marriott Vacations Worldwide Corporation (“Marriott Vacations”), Ignite Holdco, Inc. and Ignite Holdco Subsidiary, Inc. (two of our wholly owned subsidiaries), and Volt Merger Sub, Inc. and Volt Merger Sub, LLC (two wholly owned subsidiaries of Marriott Vacations), pursuant to which Marriott Vacations will acquire ILG in a series of transactions (the “Combination Transactions”) and ILG stockholders will receive $14.75 in cash (without interest) and 0.165 shares of common stock of Marriott Vacations for each share of ILG common stock held by such stockholder.  This will result in ILG stockholders owning approximately 43% of Marriott Vacations following the merger transactions. See Note 23 for further discussion.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 2 accompanying our audited consolidated financial statements included in our 2017 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies for the six months ended June 30, 2018 other than changes related to the adoption of ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”). See Note 3 for further details and related disclosures.

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

Earnings per Share

Basic earnings per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Treasury stock is excluded from the weighted average number of shares of common stock outstanding. Diluted earnings per share attributable to common stockholders is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of RSUs and restricted stock using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive. The computations of diluted earnings per share available to common stockholders exclude 0.1 million RSUs and restricted shares for each of the three months ended June 30, 2018 and 2017 and 0.3 million and 0.4 million RSUs and restricted shares for the six months ended June 30, 2018 and 2017, respectively, as the effect of their inclusion would have been antidilutive to earnings per share.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic weighted average shares of common stock outstanding	124,241	124,384	124,033	124,191
Net effect of common stock equivalents assumed to be vested related to RSUs and restricted stock	1,633	1,757	1,780	1,671
Diluted weighted average shares of common stock outstanding	125,874	126,141	125,813	125,862

Earnings per share for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$26,574	$25,840	$69,483	$69,832
Weighted average number of shares of common stock outstanding:
Basic	124,241	124,384	124,033	124,191
Diluted	125,874	126,141	125,813	125,862
Earnings per share attributable to common stockholders:
Basic	$0.21	$0.21	$0.56	$0.56
Diluted	$0.21	$0.20	$0.55	$0.55

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

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements” (“ASU 2018-09”). The amendments in this update affect a wide variety of topics in the codification. To list a few, there are amendments to “Compensation – Stock Compensation – Income Taxes (Subtopic 718-740)”, “Business Combinations – Income Taxes (Subtopic 805-740)”, “Fair Value Measurement – Overall (Subtopic 820-10)”, etc. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and will be effective upon issuance of this update. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018. We are currently evaluating the methods and impact of adopting this new standard on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718)” (“ASU 2018-07”) to align the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016 02, “Leases (Topic 842)” (“ASU 2016 02”). ASU 2016 02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. However, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all periods under previous lease accounting guidance. In July 2018, the FASB also issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which clarifies how to apply certain aspects of ASU 2016-02. We expect to adopt ASU 2016-02, ASU 2018-10 and ASU 2018-11 commencing in fiscal year 2019 and are currently in the process of evaluating and analyzing our leases pursuant to this guidance. While we have not yet finalized a quantified impact of adopting this new standard, we do expect our balance sheet presentation to be impacted due to the recognition of right-of-use assets and lease liabilities for operating leases.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”) as part of the Board’s initiative to reduce complexity in accounting standards.  This ASU eliminates an exception in ASC 740, which prohibits the immediate recognition of income tax consequences of intra-entity asset transfers other than inventory.  Under ASU 2016-16, entities will be required to recognize the immediate current and deferred income tax effects of intra-entity asset transfers, which often involve a subsidiary of a company transferring intellectual property to another subsidiary.  For public entities, the new guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  This ASU’s amendments should be applied on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption. In accordance with this ASU, during the first quarter of 2018 we recorded a cumulative adjustment of approximately $7 million to opening retained earnings. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

NOTE 3—REVENUE RECOGNITION

The core principle of the guidance in ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We recognize all revenue related to contracts with customers in accordance with ASC 606. We elected to apply ASC 606, and all related ASUs, using the retrospective adoption method. Under this method, we revised our consolidated financial statements for the years ended December 31, 2017, 2016 and 2015, and applicable interim periods within those years, as if ASC 606 had been effective for those periods. The major areas of impact in applying ASC 606 include the following:

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

The tables below summarize the adjustments that were made to our condensed consolidated statement of income for the three and six months ended June 30, 2017 and our condensed consolidated balance sheet as of December 31, 2017, on a line item basis (USD in millions, except per share data):

	(As reported)					(Restated)
	Three Months Ended June 30, 2017	Reclassification Adjustments (1)	BCD	Percentage of Completion Related	Other (2)	Three Months Ended June 30, 2017

Sales of vacation ownership products, net	123	(2)	1	(4)	—	118
Cost reimbursements	89	(4)	—	—	—	85
Total revenues	450	(6)	1	(4)	—	441

Cost of service and membership related sales	32	1	—	—	—	33
Cost of vacation ownership products sales	29	—	—	(1)	—	28
Cost reimbursements	89	(4)	—	—	—	85
Selling and marketing expense	80	(3)	—	—	(1)	76
Total operating costs and expenses	404	(6)	—	(1)	(1)	396

Equity in earnings from unconsolidated entities	2	—	(1)	—	—	1

Earnings before income taxes and noncontrolling interest	41	—	—	(3)	1	39

Income tax benefit (provision)	(14)	—	—	1	—	(13)

Net income attributable to common stockholders	27	—	—	(2)	1	26

Earnings per share attributable to common stockholders:
Basic	0.22					0.21
Diluted	0.22					0.20

	(As reported)					(Restated)
	Six Months Ended June 30, 2017	Reclassification Adjustments (1)	BCD	Percentage of Completion Related	Other (2)	Six Months Ended June 30, 2017

Service and membership related	246	1	—	—	—	247
Sales of vacation ownership products, net	233	(3)	2	(9)	—	223
Cost reimbursements	176	(8)	—	—	—	168
Total revenues	902	(10)	2	(9)	—	885

Cost of service and membership related sales	64	4	—	—	—	68
Cost of vacation ownership products sales	56	—	—	(2)	—	54
Cost of sales of rental and ancillary services	156	(1)	—	—	—	155
Cost reimbursements	176	(8)	—	—	—	168
Selling and marketing expense	152	(5)	—	—	(2)	145
Total operating costs and expenses	791	(10)	—	(2)	(2)	777

Equity in earnings from unconsolidated entities	3	—	—	—	—	3

Earnings before income taxes and noncontrolling interest	112	—	2	(7)	2	109

Income tax benefit (provision)	(39)	—	(1)	2	—	(38)

Net income attributable to common stockholders	72	—	1	(5)	2	70

Earnings per share attributable to common stockholders:
Basic	0.58					0.56
Diluted	0.57					0.55

(1)	Includes impact of item numbers 2, 3 and 6 described further above.
(2)	Includes impact of item number 4 described above, and other items of lesser significance.

	(As reported)			(Restated)
	December 31, 2017	BCD	Other (3)	December 31, 2017

Vacation ownership mortgages receivable, net (current)	78	1	—	79
Vacation ownership inventory	499	(3)	—	496
Prepaid expenses	62	(2)	4	64
Other current assets	32	—	1	33
Total current assets	1,199	(4)	5	1,200
Vacation ownership mortgages receivable, net (noncurrent)	644	14	—	658
Investment in unconsolidated entities	54	1	—	55
TOTAL ASSETS	3,671	11	5	3,687

Accrued expenses and other current liabilities	217	(2)	—	215
Total current liabilities	643	(2)	—	641
Deferred income taxes	128	4	1	133
TOTAL LIABILITIES	1,967	2	1	1,970

Retained earnings	584	9	4	597
Total shareholders’ equity	1,666	9	4	1,679

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	3,671	11	5	3,687

(3)	Includes impact on condensed consolidated balance sheet for all items described above, except BCD.

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

The ending asset balance related to costs to obtain a contract as of June 30, 2018 and December 31, 2017 were $21 million and $19 million, respectively, and total amortization was $6 million for the six months ended June 30, 2018. There were no associated impairment losses.

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

The ending asset balance for fulfillment costs as of June 30, 2018 and December 31, 2017 were $4 million and $5 million, respectively, and total amortization was $1 million for the six months ended June 30, 2018. There were no associated impairment losses.

Disaggregation of revenue

The following table presents our condensed consolidated income statement revenues disaggregated by type and reportable segments for the three and six months ended June 30, 2018 and 2017 (in millions).

	For the Three Months Ended June 30, 2018						For the Three Months Ended June 30, 2017
	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total
Vacation Ownership
Resort operations revenue	$—	$—	$58	$—	$—	$58	$—	$—	$53	$—	$—	$53
Management fee revenue	61	—	—	—	—	61	33	—	—	—	—	33
Sales of vacation ownership products, net	—	121	—	—	—	121	—	118	—	—	—	118
Consumer financing revenue	—	—	—	23	—	23	—	—	—	22	—	22
Cost reimbursement revenue	—	—	—	—	45	45	—	—	—	—	59	59
Total Vacation Ownership revenue	61	121	58	23	45	308	33	118	53	22	59	285
Exchange and Rental
Transaction revenue	34	—	16	—	—	50	34	—	15	—	—	49
Membership fee revenue	35	—	—	—	—	35	36	—	—	—	—	36
Ancillary member revenue	2	—	—	—	—	2	2	—	—	—	—	2
Total member revenue	71	—	16	—	—	87	72	—	15	—	—	87
Club rental revenue	—	—	29	—	—	29	—	—	27	—	—	27
Other revenue	5	—	1	—	—	6	4	—	1	—	—	5
Rental management revenue	11	—	—	—	—	11	10	—	1	—	—	11
Cost reimbursement revenue	—	—	—	—	20	20	—	—	—	—	26	26
Total Exchange and Rental revenue	87	—	46	—	20	153	86	—	44	—	26	156
Total ILG revenue	$148	$121	$104	$23	$65	$461	$119	$118	$97	$22	$85	$441

	For the Six Months Ended June 30, 2018						For the Six Months Ended June 30, 2017
	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total	Service and membership related	Sales of vacation ownership products	Rental and ancillary services	Consumer financing	Cost reimbursements	Total
Vacation Ownership
Resort operations revenue	$—	$—	$124	$—	$—	$124	$—	$—	$110	$—	$—	$110
Management fee revenue	116	—	—	—	—	116	64	—	—	—	—	64
Sales of vacation ownership products, net	—	244	—	—	—	244	—	223	—	—	—	223
Consumer financing revenue	—	—	—	47	—	47	—	—	—	43	—	43
Cost reimbursement revenue	—	—	—	—	90	90	—	—	—	—	117	117
Total Vacation Ownership revenue	116	244	124	47	90	621	64	223	110	43	117	557
Exchange and Rental
Transaction revenue	76	—	33	—	—	109	75	—	33	—	—	108
Membership fee revenue	71	—	—	—	—	71	71	—	—	—	—	71
Ancillary member revenue	4	—	—	—	—	4	5	—	—	—	—	5
Total member revenue	151	—	33	—	—	184	151	—	33	—	—	184
Club rental revenue	—	—	62	—	—	62	—	—	57	—	—	57
Other revenue	10	—	2	—	—	12	9	—	1	—	—	10
Rental management revenue	23	—	1	—	—	24	23	—	3	—	—	26
Cost reimbursement revenue	—	—	—	—	41	41	—	—	—	—	51	51
Total Exchange and Rental revenue	184	—	98	—	41	323	183	—	94	—	51	328
Total ILG revenue	$300	$244	$222	$47	$131	$944	$247	$223	$204	$43	$168	$885

Contract balances

The following table provides information about receivables, contracts assets, and contract liabilities from our contracts with customers (in millions):

	June 30,	December 31,
	2018	2017
Accounts receivable, net of allowance for doubtful accounts	$115	$121
Vacation ownership mortgages receivable, net of allowance	$734	$737
Contract liabilities(1)	$259	$232

(1)	Of this amount, $75 million of revenue recognized in the six months ended June 30, 2018 were included in the contract liabilities balance as of December 31, 2017.

Receivables as of June 30, 2018 and December 31, 2017 include amounts related to our contractual right to consideration for completed performance obligations, and are realized when the associated cash is received. Amounts related to our contract assets, aside from those in table above, as of June 30, 2018 and December 31, 2017, are negligible. There were no associated impairment losses. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract.

Transaction price allocated to remaining performance obligations

As of June 30, 2018, we have approximately $103 million of revenue expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied). This revenue is primarily related to membership fees and fixed management fees which are recognized ratably as the performance obligation is satisfied. We expect to recognize this revenue over the next one to eight years.

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

NOTE 4—RESTRICTED CASH

Restricted cash consists of the following (in millions):

	June 30,	December 31,
	2018	2017
Escrow deposits on vacation ownership products	$46	$70
HOAs	138	137
Securitization VIEs	18	20
Other	17	3
Total restricted cash	$219	$230

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

NOTE 5—VACATION OWNERSHIP MORTGAGES RECEIVABLE

Vacation ownership mortgages receivable is comprised of various mortgage loans related to our financing of vacation ownership interval sales. As part of our acquisitions of HVO and Vistana, we acquired existing portfolios of vacation ownership mortgages receivable. These loans are accounted for using the expected cash flows method of recognizing discount accretion based on the acquired loans’ expected cash flows pursuant to ASC 310-30, “Loans acquired with deteriorated credit quality.” At acquisition, we recorded these acquired loans at fair value, including a credit discount or premium, as applicable, which is accreted as an adjustment to yield over the loans’ estimated life. Originated loans as of June 30, 2018 and December 31, 2017 represent vacation ownership mortgages receivable originated by ILG, or more specifically our Vacation Ownership segment, subsequent to the acquisitions of HVO and Vistana on October 1, 2014 and May 11, 2016, respectively.

Vacation ownership mortgages receivable carrying amounts as of June 30, 2018 and December 31, 2017 were as follows (in millions):

	June 30,			December 31,
	2018			2017
	Securitized	Unsecuritized(2)	Total	Securitized	Unsecuritized(2)	Total
Acquired vacation ownership mortgages receivable(1)	$283	$35	$318	$345	$38	$383
Originated vacation ownership mortgages receivable(1)	231	266	497	251	163	414
Less: allowance for impairment on acquired loans	(6)	(1)	(7)	(4)	(1)	(5)
Less: allowance for losses on originated loans	(29)	(45)	(74)	(33)	(22)	(55)
Net vacation ownership mortgages receivable	$479	$255	$734	$559	$178	$737

(1)	At various interest rates with varying payment terms through 2032 for acquired receivables and for originated receivables.
(2)	As of June 30, 2018, $13 million of unsecuritized vacation ownership receivables were not eligible for securitization.

The fair value of our acquired loans as of the respective acquisition dates was determined by use of a discounted cash flow approach which calculates a present value of expected future cash flows based on scheduled principal and interest payments over the term of the respective loans, while considering anticipated defaults and early repayments determined based on historical experience. Consequently, the fair value of these acquired loans recorded on our condensed consolidated balance sheet as of the acquisition date included an estimate for future loan losses which becomes the historical cost basis for that existing portfolio going forward. As of June 30, 2018 and December 31, 2017, the contractual outstanding balance of the acquired loans, which represents contractually-owed future principal amounts, was $227 million and $296 million, respectively.

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

Six Months Ended
Accretable Yield	June 30, 2018
Balance, beginning of period	$99
Accretion	(21)
Reclassification from nonaccretable difference	(2)
Balance, end of period	$76
Nonaccretable difference, end of period balance	$29

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

Vacation ownership mortgages receivable as of June 30, 2018 are scheduled to mature as follows (in millions):

	Vacation Ownership Mortgages Receivable
	Acquired		Originated
Twelve month period ending June 30,	Securitized Loans	Unsecuritized Loans	Securitized Loans	Unsecuritized Loans	Total
2019	$31	$4	$16	$19	$70
2020	31	3	17	16	67
2021	30	3	19	18	70
2022	28	3	22	20	73
2023	25	2	24	22	73
2024 and thereafter	59	8	133	171	371
Total	204	23	231	266	724
Plus: net premium on acquired loans(1)	79	12	—	—	91
Less: allowance for impairment on acquired loans	(6)	(1)	—	—	(7)
Less: allowance for losses on originated loans	—	—	(29)	(45)	(74)
Net vacation ownership mortgages receivable	$277	$34	$202	$221	$734
Weighted average stated interest rate as of June 30, 2018	13.3%		13.5%
Range of stated interest rates as of June 30, 2018	8.00% to 15.90%		9.90% to 15.90%

(1)	The difference between the contractual principal amount of acquired loans of $227 million and the net carrying amount of $311 million as of June 30, 2018 is related to the application of ASC 310-30.

Collectability

We assess our vacation ownership mortgages receivable portfolio of loans for collectability on an aggregate basis. Estimates of uncollectability pertaining to our originated loans are recorded as provisions in the vacation ownership mortgages receivable allowance for loan losses. For originated loans, we record an estimate of uncollectability as a reduction of sales of vacation ownership products in the accompanying condensed consolidated statements of income at the time revenue is recognized on a vacation ownership product sale. We evaluate our originated loan portfolio collectively as it is comprised of homogeneous, smaller-balance, vacation ownership mortgages receivable. We use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgages receivable, as the basis for determining our general reserve requirements on our vacation ownership mortgages receivable. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio, including defaults, aging, and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio. As of June 30, 2018, an allowance for loan losses of $74 million for uncollectability was recorded against our vacation ownership mortgages receivable for estimated losses related solely to our originated loans. Our allowance for loan losses as of December 31, 2017 was $55 million; the change in 2018 principally pertains to additional loan loss provision recorded against sales of VO products on our condensed consolidated income statement during the period and adjusted through our periodic static pool analysis. This analysis tracks uncollectibles over the entire life of those mortgages receivable, and forms the basis for determining our general reserve requirements on our originated VO mortgages receivable.

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

At June 30, 2018, the weighted average FICO score within our consolidated loan pools was 711 based upon the outstanding loan balance at time of origination. The average estimated rate for all future defaults for our consolidated outstanding pool of loans as of June 30, 2018 was 11.8%.

Balances of our vacation ownership mortgages receivable by brand and by FICO score (at time of loan origination) were as follows (in millions):

	As of June 30, 2018
	700+	600-699	<600	No Score(1)	Total
Westin	$209	$99	$7	$30	$345
Sheraton	178	152	21	69	420
Hyatt	24	14	2	1	41
Other	5	1	—	3	9
Vacation ownership mortgages receivable, gross	$416	$266	$30	$103	$815

(1)	Mortgages receivable with no FICO score primarily relate to non-U.S. resident borrowers.

On an ongoing basis, we monitor credit quality of our vacation ownership mortgages receivable portfolio based on payment activity as follows:

•	Current—The consumer’s note is in good standing as payments and reporting are current per the terms contractually stipulated in the agreement.
•	Delinquent—We consider a vacation ownership mortgage receivable to be delinquent based on the contractual terms of each individual financing agreement.
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

In the event of a default, we generally have the right to recover the mortgaged VOIs and consider loans to be in default upon reaching 120 days outstanding. Our aged analysis of delinquent VO mortgages receivable and the gross balance of VO mortgages receivable greater than 120 days past‑due, as of June 30, 2018 and December 31, 2017, for our originated loans are as follows (in millions):

			Delinquent			Defaulted(1)
	Receivables	Current	30-59 Days	60-89 Days	90-119 Days	≥120	Total Delinquent & Defaulted
Originated Loans
June 30, 2018	$497	$474	$6	$4	$3	$10	$23
December 31, 2017	$414	$394	$6	$5	$3	$6	$20

(1)	Mortgages receivable equal to or greater than 120 days are considered defaulted and have been fully reserved in our allowance of loan losses for originated loans.

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

As of June 30, 2018 and December 31, 2017, vacation ownership inventory is comprised of the following (in millions):

	June 30,	December 31,
	2018	2017
Completed unsold vacation ownership interests (current asset)	$483	$492
Vacation ownership projects construction in process (non-current asset)	72	60
Other	3	4
Total vacation ownership inventory	$558	$556

Inventory as of June 30, 2018 remained relatively consistent with our balance as of December 31, 2017. The year-to-date inventory activity reflects our ongoing development activities primarily pertaining to our Sheraton Kauai Resort and The Westin Resort and Spa, Cancun, the rebuilding work at The Westin St. John Resort Villas, and an additional phase at the Hyatt Residence Club Bonita Springs, Coconut Plantation; among other resorts to a lesser extent.

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES

Our investments in unconsolidated entities, recorded under the equity method of accounting in accordance with guidance in ASC 323, “Investments—Equity Method and Joint Ventures,” primarily consists of an ownership interest in Maui Timeshare Venture, LLC, a joint venture to develop and operate a Hyatt-branded vacation ownership resort in Hawaii, and Vistana’s Harborside at Atlantis joint venture which performs sales, marketing and management services for a vacation ownership resort in the Bahamas. Our equity income from investments in unconsolidated entities, recorded in equity in earnings from unconsolidated entities in the accompanying condensed consolidated statement of income, was a negligible amount and $1 million for the three months ended June 30, 2018 and 2017, and $1 million and $3 million for the six month period ending June 30, 2018 and 2017, respectively.

Our ownership percentages of the Maui Timeshare Venture and Harborside investments are 33% and 50%, respectively, and ownership percentage of the other investments is 25%. The carrying value of our investments in unconsolidated entities as of June 30, 2018 and December 31, 2017 were as follows (in millions):

	June 30,	December 31,
	2018	2017
Maui Timeshare Venture, LLC	$42	$42
Harborside at Atlantis	12	11
Other	—	2
Total investments in unconsolidated entities	$54	$55

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment, net is as follows (in millions):

	June 30,	December 31,
	2018	2017
Computer equipment	$47	$43
Capitalized software (including internally developed software)	189	177
Land, buildings and leasehold improvements	444	431
Land held for development	56	56
Furniture, fixtures and other equipment	78	72
Construction projects in progress	20	20
Other projects in progress	26	40
Total property and equipment	860	839
Less: accumulated depreciation and amortization	(254)	(223)
Total property and equipment, net	$606	$616

The increase in total property and equipment as of June 30, 2018 from December 31, 2017 is in large part attributable to our development activities. These pertain to the development of assets primarily used to support marketing and sales activities and resort operations at the Sheraton Kauai Resort and The Westin Resort and Spa, Cancun. The increase to total property and equipment was more than offset by transfers to inventory (non-current) related to the conversion of the Sheraton Kauai Resort and depreciation and amortization in normal course.

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

The following tables present the balance of goodwill by reporting unit, including the changes in carrying amount of goodwill, as of June 30, 2018 and December 31, 2017 (in millions):

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2018	Additions	Deductions	Translation	Impairment	June 30, 2018
VO management	$37	$—	$—	$—	$—	$37
VO sales and financing	11	—	—	—	—	11
Exchange	496	—	—	—	—	496
Rental	20	—	—	—	—	20
Total goodwill	$564	$—	$—	$—	$—	$564

				Foreign
	Balance as of			Currency	Goodwill	Balance as of
	January 1, 2017	Additions	Deductions	Translation	Impairment	December 31, 2017
VO management	$35	$—	$—	$2	$—	$37
VO sales and financing	7	4	—	—	—	11
Exchange	496	—	—	—	—	496
Rental	20	—	—	—	—	20
Total goodwill	$558	$4	$—	$2	$—	$564

The negligible increase in our goodwill balance as of June 30, 2018 from December 31, 2017 is related to foreign currency translation of goodwill carried on the books of an ILG entity whose functional currency is not the US dollar.

Other Intangible Assets

The balance of other intangible assets, net as of June 30, 2018 and December 31, 2017 is as follows (in millions):

	June 30,	December 31,
	2018	2017
Intangible assets with indefinite lives	$118	$120
Intangible assets with definite lives, net	310	320
Total intangible assets, net	$428	$440

The $2 million decrease in our indefinite‑lived intangible assets during the six months ended June 30, 2018 pertains to associated foreign currency translation of intangible assets carried on the books of an ILG entity whose functional currency is not the US dollar.

At June 30, 2018 and December 31, 2017, intangible assets with indefinite lives relate to the following (in millions):

	June 30,	December 31,
	2018	2017
Resort management contracts	$74	$76
Trade names and trademarks	44	44
Total intangible assets with indefinite lives	$118	$120

At June 30, 2018, intangible assets with definite lives relate to the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$287	$(146)	$141
Purchase agreements	76	(76)	—
Resort management contracts	246	(77)	169
Technology	25	(25)	—
Other	23	(23)	—
Total intangible assets with definite lives	$657	$(347)	$310

At December 31, 2017, intangible assets with definite lives relate to the following (in millions):

	Cost	Accumulated Amortization	Net
Customer relationships	$287	$(143)	$144
Purchase agreements	76	(76)	—
Resort management contracts	246	(71)	175
Technology	25	(25)	—
Other	23	(22)	1
Total intangible assets with definite lives	$657	$(337)	$320

In accordance with our policy on the recoverability of long‑lived assets, we review the carrying value of all long‑lived assets, primarily property and equipment and definite‑lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of a long‑lived asset (asset group) may be impaired. For the six months ended June 30, 2018 and the year ended December 31, 2017, we did not identify any events or changes in circumstances indicating that the carrying value of a long-lived asset (or asset group) may be impaired; accordingly, a recoverability test was not warranted.

Amortization of intangible assets with definite lives is primarily computed on a straight‑line basis. Total amortization expense for intangible assets with definite lives was $5 million for the three months ended June 30, 2018 and 2017, respectively, and $10 million for the six months ended June 30, 2018 and 2017, respectively. Based on the June 30, 2018 balances, amortization expense for the next five years and thereafter is estimated to be as follows (in millions):

Twelve month period ending June 30,
2019	$20
2020	19
2021	19
2022	15
2023	14
2024 and thereafter	223
$310

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

The following table shows assets which are collateral for the related obligations of the variable interest entities, included in our condensed consolidated balance sheets (in millions):

	Vacation Ownership Notes Receivable Securitization (1)
	June 30,	December 31,
	2018	2017
Assets
Restricted cash	$18	$20
Interest receivable	3	4
Vacation ownership mortgages receivable, net	479	559
Total	$500	$583

Liabilities
Interest payable	$1	$1
Securitized debt	489	575
Total	$490	$576

(1)	The creditors of these entities do not have general recourse to us.

Upon transfer of vacation ownership mortgages receivable, net to the VIEs, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the VIE creditors. The VIEs utilize trusts which have ownership of cash balances that also have restrictions, the amounts of which are reported in our restricted cash. Our interests in trust assets are subordinate to the interests of third-party investors and, as such, may not be realized by us if needed to absorb deficiencies in cash flows that are allocated to the investors in the trusts' debt. Unless we exceed certain triggers related to default levels and collateralization of the securitized pool, we are contractually entitled to receive the excess cash flows (spread between the collections on the mortgages and payment of third party obligations and debt service on the trusts’ debt defined in the securitization agreements) from the VIEs. Such activity totaled $30 million for the six months ended June 30, 2018.

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

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table summarizes the general components of accrued expenses and other current liabilities (in millions):

	June 30,	December 31,
	2018	2017
General accrued expenses	$97	$82
Accrued other taxes	20	19
Customer deposits	89	76
Accrued membership-related costs	20	17
Accrued construction costs	24	15
Member deposits	6	6
Total accrued expenses and other current liabilities	$256	$215

NOTE 12—DEFERRED REVENUE

The following table summarized the general components of deferred revenue (in millions):

	June 30,	December 31,
	2018	2017
Deferred membership-related revenue	$177	$152
HOAs	69	76
Other	13	10
Total deferred revenue	$259	$238

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

NOTE 13—SECURITIZED VACATION OWNERSHIP DEBT

As discussed in Note 10, the VIEs associated with the securitization of our VOI mortgages receivable are consolidated in our financial statements. Securitized vacation ownership debt consisted of the following (in millions):

	June 30,	December 31,
	2018	2017
2012 securitization, interest rates ranging from 2.00% to 2.76%, maturing 2023	$27	$33
2016 securitization, interest rates ranging from 2.54% to 2.74%, maturing 2026	203	244
2017 securitization, interest rates ranging from 2.33% to 2.93%, maturing 2029	265	305
Unamortized debt issuance costs (2016 & 2017 securitization)	(6)	(7)
Total securitized vacation ownership debt, net of debt issuance costs	$489	$575

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

During the three and six months ended June 30, 2018, interest expense associated with securitized vacation ownership debt totaled $3 million and $7 million, respectively, and totaled $2 million and $5 million during the three and six months ended June 30, 2017, respectively, and is reflected within consumer financing expenses in our condensed consolidated statements of income. The securitized debt is non-recourse with no contractual minimum repayment amounts throughout its term. The amount of each principal payment is contingent on the cash flows from the underlying vacation ownership notes in a given period. Refer to Note 5 for the stated maturities of our securitized vacation ownership notes receivable, which provide an indication of the potential repayment pattern before the impact of any prepayments or defaults.

As of the June 30, 2018 and December 31, 2017, total unamortized debt issuance costs pertaining to the 2016 and 2017 securitizations were $6 million and $7 million, respectively, which is presented as a reduction of securitized debt from VIEs in the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs pertaining to our securitized debt are amortized to interest expense using the effective interest method through the estimated life of the respective debt instruments.

NOTE 14—LONG-TERM DEBT

Long‑term debt is as follows (in millions):

	June 30,	December 31,
	2018	2017
Revolving credit facility (interest rate of 3.78% at June 30, 2018 and of 3.10% at December 31, 2017)	$205	$220
5.625% senior notes	350	350
Unamortized debt issuance costs (revolving credit facility)	(2)	(3)
Unamortized debt issuance costs (senior notes)	(5)	(5)
Total long-term debt, net of debt issuance costs	$548	$562

Credit Facility

As of June 30, 2018, there was $205 million outstanding with $382 million available to be drawn under our revolving credit facility, net of any letters of credit. Any principal amounts outstanding under the revolving credit facility are due at maturity in May 2021. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.5%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.5%, in each case based on our consolidated total leverage ratio. At June 30, 2018, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. The amended credit agreement has a commitment fee on undrawn amounts that ranges from 0.25% to 0.40% per annum based on our leverage ratio and the commitment fee was 0.275% at quarter end.

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

Senior Notes

As of June 30, 2018, total unamortized debt issuance costs relating to our $350 million of 5.625% senior notes due in 2023 were $5 million, which are presented as a direct deduction from the principal amount. Interest on the senior notes is paid semi-annually in arrears on April 15 and October 15 of each year. The senior notes are unsecured and fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries that are required to guarantee the amended credit facility. Additionally, the voting stock of the issuer and the subsidiary guarantors is 100% owned by ILG. The senior notes are redeemable from April 15, 2018 at a redemption price starting at 104.219% which declines over time.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We met the minimum fixed charge coverage ratio as of June 30, 2018. In addition, the amended credit agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt, over consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined. We are also required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of June 30, 2018, the maximum consolidated secured leverage ratio was 3.25x and the minimum consolidated interest coverage ratio was 3.0x. ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.63 and 13.09, respectively.

Interest Expense and Debt Issuance Costs

Interest expense for each of the three months ended June 30, 2018 and 2017 was $7 million, and for the six months ended June 30, 2018 and 2017 was $15 million and $12 million, respectively. Interest expense is net of capitalized interest which was negligible for the three months ended June 30, 2018 and $1 million for the six months ended June 30, 2018, primarily relating to our vacation ownership projects under development and internally-developed software. Capitalized interest was $1 million and $3 million for the three months ended and six months ended June 30, 2017, respectively.

As of June 30, 2018, total unamortized debt issuance costs were $7 million, net of $8 million of accumulated amortization, incurred in connection with the issuance and various amendments to our amended credit agreement, the issuance of our senior notes in April 2015 and the exchange for registered notes in June 2016. As of December 31, 2017, total unamortized debt issuance costs were $8 million, net of $7 million of accumulated amortization. Unamortized debt issuance costs are presented as a reduction of long-term debt in the accompanying condensed consolidated balance sheets, pursuant to ASU 2015-03. These costs are amortized to interest expense through the maturity date of our respective debt instruments using the effective interest method for those costs related to our senior notes, and on a straight-line basis for costs related to our amended credit agreement.

NOTE 15—FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The estimated fair value of financial instruments below has been determined using available market information and appropriate valuation methodologies, as applicable. There have been no changes in the methods and significant assumptions used to estimate the fair value of financial instruments during the six months ended June 30, 2018. Our financial instruments are detailed in the following table.

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Cash and cash equivalents	$143	$143	$122	$122
Restricted cash and cash equivalents	219	219	230	230
Financing receivables	37	37	36	36
Vacation ownership mortgages receivable	734	786	737	770
Investments in marketable securities	8	8	13	13
Securitized debt	489	482	575	563
Revolving credit facility(1)	203	205	217	220
Senior notes(1)	345	353	345	364

(1)

The carrying value of our revolving credit facility and senior notes as of June 30, 2018 include $2 million and $5 million of unamortized debt issuance costs, respectively, and $3 million and $5 million as of December 31, 2017, which are presented as a direct reduction of the corresponding liability.

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

The financing receivables as of June 30, 2018 are presented in our condensed consolidated balance sheet within other non‑current assets and principally pertain to financing receivables issued to individual purchasers by our consolidated Great Destinations joint-venture as part of their VOI reselling activities, as well as a convertible secured loan to CLC that matures October 2019 with interest payable monthly. The outstanding CLC loan is to be repaid in full at maturity either in cash or by means of a share option exercisable by ILG, at its sole discretion. The carrying value of these financing receivables approximate fair value through inputs inherent to the originating value of these loans, such as interest rates and ongoing credit risk accounted for through non‑recurring adjustments for estimated credit losses as necessary (Level 2). The stated interest rates on these financing receivables are comparable to their respective market rates. In our condensed consolidated income statement, interest on the CLC loan is recognized within our “Interest income” line item, while interest from our Great Destinations financing receivables is recognized as revenue within our “Consumer financing” line item.

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

Investments in marketable securities consist of marketable securities (mutual funds) related to deferred compensation plans which are funded in a Rabbi trust as of June 30, 2018 and December 31, 2017 and classified as other noncurrent assets in the accompanying condensed consolidated balance sheets. Participants in the deferred compensation plan unilaterally determine how their compensation deferrals are invested within the confines of the Rabbi trust which holds the marketable securities. Consequently, management has designated these marketable securities as trading investments, as allowed by applicable accounting guidance, even though there is no intent by ILG to actively buy or sell securities with the objective of generating profits on short‑term differences in market prices. These marketable securities are recorded at a fair value of $8 million and $13 million at June 30, 2018 and December 31, 2017, respectively, based on quoted market prices in active markets for identical assets (Level 1). We recognized a negligible amount of unrealized trading loss for the three and six months ended June 30, 2018. These unrealized trading losses have an accompanying offsetting adjustment to employee compensation expense and are each included within general and administrative expenses in the accompanying condensed consolidated statement of income. See Note 17 for further discussion in regard to this deferred compensation plan.

Our non-public, securitized debt fair value is determined based upon discounted cash flows for the debt using Level 3 inputs such as rates deemed reasonable for the type of debt, prevailing market conditions and the length of maturity for the debt.

Borrowings under our senior notes (issued April 2015) and revolving credit facility are carried at historical cost and adjusted for principal payments. The fair value of our senior notes was estimated at June 30, 2018 and December 31, 2017 using an input of quoted prices from an inactive market due to the infrequency at which trades occur on our senior notes (Level 2). The carrying value of the outstanding balance under our revolving credit facility, exclusive of debt issuance costs, approximates fair value as of June 30, 2018 and December 31, 2017 through inputs inherent to the debt such as variable interest rates and credit risk (Level 2).

NOTE 16—EQUITY

ILG has 300 million authorized shares of common stock, par value of $0.01 per share. At June 30, 2018, there were 134.4 million shares of ILG common stock issued, of which 124.4 million are outstanding with 10.0 million shares held as treasury stock. At December 31, 2017, there were 134.1 million shares of ILG common stock issued, of which 124.1 million were outstanding with 10.0 million shares held as treasury stock.

ILG has 25 million authorized shares of preferred stock, par value of $0.01 per share, none of which are issued or outstanding as of June 30, 2018 and December 31, 2017. The Board of Directors has the authority to issue the preferred stock in one or more series and to establish the rights, preferences and dividends.

In connection with the acquisition of Vistana in May 2016, we issued 72.4 million shares of ILG common stock, valued at $1 billion as of the acquisition date, to the holders who received Vistana common stock in the spin-off from its former parent.

Dividend Declared

In February 2018, our Board of Directors declared a quarterly dividend payment of $0.175 per share paid in March 2018 of $22 million. In May 2018, our Board of Directors declared a quarterly dividend payment of $0.175 per share paid in June 2018 of $22 million.

Share Repurchase Program

During the year ended December 31, 2017, we repurchased 1.1 million shares for $28 million, including commissions, with $21 million available for future repurchases as of December 31, 2017. There were no repurchases of common stock during the six months ended June 30, 2018. Acquired shares of our common stock are held as treasury shares carried at cost on our condensed consolidated balance sheets.

Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements, restrictions under our Tax Matters Agreement with Starwood, and other factors. This program may be modified, suspended or terminated by us at any time without notice.

Accumulated Other Comprehensive Loss

Entities are required to disclose additional information about reclassification adjustments within accumulated other comprehensive income/loss, referred to as AOCL including (1) changes in AOCL balances by component and (2) significant items reclassified out of AOCL in the period. For the three and six months ended June 30, 2018, there were no significant items reclassified out of AOCL, and the change in AOCL pertains to current period foreign currency translation adjustments, as disclosed in our accompanying condensed consolidated statements of comprehensive income.

Noncontrolling Interests

Noncontrolling Interest—VRI Europe

In connection with the VRI Europe transaction on November 4, 2013, CLC was issued a noncontrolling interest in VRI Europe representing 24.5% of the business, which was determined based on the purchase price paid by ILG for its 75.5% ownership interest as of the acquisition date. As of June 30, 2018 and December 31, 2017, this noncontrolling interest amounts to $30 million and $29 million, respectively, and is presented on our condensed consolidated balance sheets as a component of equity.

The parties have agreed not to transfer their interests in VRI Europe or CLC’s related development business for a period of five years from the acquisition. In addition, they have agreed to certain rights of first refusal, and customary drag along and tag along rights, including a right by CLC to drag along ILG’s VRI Europe shares in connection with a sale of the entire CLC resort business subject to achieving minimum returns and a preemptive right by ILG. As of June 30, 2018, there have been no changes in ILG’s ownership interest in VRI Europe.

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

Noncontrolling Interest – HOAs

A component of ILG’s noncontrolling interest balance pertains to our consolidated HOAs and represents the portion related to individual or third-party VOI owners. As of June 30, 2018 and December 31, 2017, this noncontrolling interest amounted to $12 million and $8 million, respectively, and is presented on our condensed consolidated balance sheets as a component of equity.

NOTE 17—BENEFIT PLANS

Under retirement savings plans sponsored by ILG, qualified under Section 401(k) of the Internal Revenue Code, participating employees may contribute up to 50.0% of their pre‑tax earnings, but not more than statutory limits. ILG provides a discretionary match of fifty cents for each dollar a participant contributes into a plan with a maximum contribution of 3% of a participant’s eligible earnings, with employees participating in the safe harbor plan, also receiving a 100% match for the first 1% of the participant’s eligible earnings, subject to Internal Revenue Service (“IRS”) restrictions. Net matching contributions for the ILG plans were $2 million and $1 million for the three months ended June 30, 2018 and 2017, respectively, and $5 million and $3 million for the six months ended June 30, 2018 and 2017, respectively. Matching contributions were invested in the same manner as each participant’s voluntary contributions in the investment options provided under the plans.

Effective August 20, 2008, a deferred compensation plan (the “Director Plan”) was established to provide non‑employee directors of ILG an option to defer director fees on a tax‑deferred basis. Participants in the Director Plan are allowed to defer a portion or all of their compensation and are 100% vested in their respective deferrals and earnings. With respect to director fees earned for services performed after the date of such election, participants may choose from receiving cash or stock at the end of the deferral period. ILG has reserved 100,000 shares of common stock for issuance pursuant to this plan, of which 73,429 share units were outstanding at June 30, 2018. ILG does not provide matching or discretionary contributions to participants in the Director Plan. Any deferred compensation elected to be received in stock is included in diluted earnings per share.

Effective October 1, 2014, a non-qualified deferred compensation plan (the “DCP”) was established to allow eligible employees of ILG an option to defer compensation on a tax-deferred basis. Participants in the DCP currently include only certain HVO and Vistana employees that participated in similar plans prior to the respective acquisitions. Participants are fully vested in all amounts held in their individual accounts. Participants have only an unsecured claim against ILG for the future payment of the deferred amounts, although payment is indirectly secured through a fully funded Rabbi trust. The Rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the Rabbi trust are not available for general corporate purposes. Amounts in the Rabbi trust are invested in mutual funds, as selected by participants, which are designated as trading securities and carried at fair value. As of June 30, 2018, the fair value of the investments in the Rabbi trust was $8 million, which is recorded in other non-current assets with the corresponding deferred compensation liability recorded in other long-term liabilities in the condensed consolidated balance sheets. Unrealized gains or losses are offset by a corresponding adjustment to compensation expense, all within general and administrative expense in our condensed consolidated income statements.

NOTE 18—STOCK‑BASED COMPENSATION

On May 21, 2013, ILG adopted the Interval Leisure Group, Inc. 2013 Stock and Incentive Plan which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock‑based awards. RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of ILG common stock and with the value of each award equal to the fair value of ILG common stock at the date of grant, except for RSUs subject to relative total shareholder return performance criteria, for which the fair value is based on a Monte Carlo simulation analysis. Each RSU and share of restricted stock is subject to service‑based vesting, where a specific period of continued employment must pass before an award vests. We grant awards subject to graded vesting (i.e., portions of the award vest at different times during the vesting period) or to cliff vesting (i.e., all awards vest at the end of the vesting period). In addition, certain RSUs are subject to attaining specific performance criteria. As of June 30, 2018, 2.8 million shares were available for future issuance under the 2013 Stock and Incentive Compensation Plan.

During the first six months of 2018 and 2017, the Compensation Committee granted, 620,000 and 925,000 RSUs, respectively, generally vesting over three years, to certain officers, board of directors and employees of ILG and its subsidiaries. Of these RSUs granted in 2018 and 2017, approximately 169,000 and 229,000, respectively, cliff vest in three years and approximately 147,000 and 213,000, respectively, are subject to performance criteria that could result between 0% and up to 200% of these awards being earned either based on defined adjusted EBITDA, or relative total shareholder return targets over the respective performance period, as specified in the award document.

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

Non‑cash compensation expense related to RSUs and restricted stock for the three months ended June 30, 2018 and 2017 was $5 million and $7 million, respectively, and for the six months ended June 30, 2018 and 2017 was $11 million and $12 million, respectively. At June 30, 2018, there was approximately $32 million of unrecognized compensation cost related to RSUs and restricted stock, which is currently expected to be recognized over a weighted average period of approximately 2.07 years.

Stock-based compensation is not reduced for estimated forfeitures. We account for forfeitures when they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is equal to the portion of the grant‑date value of the award tranche that is actually vested at that date.

Non‑cash stock‑based compensation expense related to equity awards is included in the following line items in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of sales	$1	$—	$1	$1
Selling and marketing expense	—	—	1	1
General and administrative expense	4	7	9	10
Non-cash compensation expense	$5	$7	$11	$12

The following table summarizes RSU activity during the six months ended June 30, 2018:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(In millions)
Non-vested RSUs at January 1, 2018	3	$17.53
Granted	1	33.24
Vested	(1)	19.54
Forfeited	—	18.30
Non-vested RSUs at June 30, 2018	3	$20.93

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

For the three and six months ended June 30, 2018, ILG recorded income tax provisions for continuing operations of $13 million and $33 million, respectively, which represent effective tax rates of 32.1% and 31.5% for the respective periods. On December 22, 2017, the President of the United States signed into law the Tax Reform Act, which among other things, lowered the statutory corporate tax rate from 35% to 21% effective in 2018. The tax rate for the three and six months ended June 30, 2018 is higher than the federal statutory rate of 21% due principally to state, local, and foreign income taxes, and other tax items. The other tax items increasing the rate include the projected impact of certain provisions enacted in the Tax Reform Act effective in 2018 such as the global intangible low-taxed income provisions.

For the three and six months ended June 30, 2017, ILG recorded income tax provisions for continuing operations of $13 million and $38 million, respectively, which represent effective tax rates of 32.8% and 34.7% for the respective periods. These tax rates are lower than the federal statutory rate of 35% due principally to the discrete impact of excess tax benefits associated with stock-based awards recorded in the income statement and the impact of foreign income taxed at lower rates, partially offset by state and local income taxes and other tax items.

As of June 30, 2018, there were no material changes to ILG’s unrecognized tax benefits and related interest. In connection with the acquisition of Vistana, Starwood and ILG entered into a Tax Matters Agreement. Under the Tax Matters Agreement, Starwood indemnifies ILG for all consolidated tax liabilities and related interest and penalties for the pre-close period. Accordingly, any unrecognized tax benefits for Vistana related to the pre-close period that are the obligation of its former parent have not been recorded. ILG recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense.

ILG files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. As of June 30, 2018, no open tax years are currently under examination by the IRS. The U.S. federal statute of limitations for years prior to and including 2013 has closed. No open tax years are currently under examination in any material state and local jurisdictions. Vistana, by virtue of previously filed consolidated tax returns with Starwood, is under audit by the IRS for several pre-close periods. Vistana is also under audit in Mexico for the tax year 2017 and for the pre-close periods 2012, 2013, and 2015. Under the Tax Matters Agreement, Starwood indemnifies ILG for all income tax liabilities and related interest and penalties for the pre-close period.

The Tax Reform Act significantly changed U.S. tax law by, among other things, lowering the statutory corporate tax rate, as discussed above, eliminating certain deductions, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which was codified in ASU 2018-05 during the first quarter of 2018, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. During 2017, we reasonably estimated the effects of the Tax Reform Act and recorded a provisional tax benefit for the impact of the Tax Reform Act of approximately $53 million in our financial statements as of December 31, 2017. This amount is primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%, partially offset by the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries. We have not completed our determination of the accounting implications of the Tax Reform Act on our tax accruals as we continue to gather and review information necessary to complete the analysis as part of our 2017 tax return. We have not made any material changes during the six months ended June 30, 2018 to the provisional amounts recorded.

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

Information on reportable segments and reconciliation to consolidated operating income is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Vacation Ownership:
Resort operations revenue	$58	$53	$124	$110
Management fee and other revenue	61	33	116	64
Sales of vacation ownership products, net	121	118	244	223
Consumer financing revenue	23	22	47	43
Cost reimbursement revenue	45	59	90	117
Total revenue	308	285	621	557
Cost of service and membership related	49	14	94	26
Cost of sales of vacation ownership products	22	28	61	54
Cost of sales of rental and ancillary services	45	57	89	107
Cost of consumer financing	7	7	15	14
Cost reimbursements	45	59	90	117
Total cost of sales	168	165	349	318
Royalty fee expense	11	10	21	20
Selling and marketing expense	68	63	134	119
General and administrative expense	31	27	57	53
Amortization expense of intangibles	2	2	4	4
Depreciation expense	11	10	21	20
Segment operating income	$17	$8	$35	$23

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Exchange and Rental:
Transaction revenue	$50	$49	$109	$108
Membership fee revenue	35	36	71	71
Ancillary member revenue	2	2	4	5
Total member revenue	87	87	184	184
Club rental revenue	29	27	62	57
Other revenue	6	5	12	10
Rental management revenue	11	11	24	26
Cost reimbursement revenue	20	26	41	51
Total revenue	153	156	323	328
Cost of service and membership related	18	19	38	42
Cost of sales of rental and ancillary services	25	21	53	48
Cost reimbursements	20	26	41	51
Total cost of sales	63	66	132	141
Royalty fee expense	—	1	1	1
Selling and marketing expense	13	13	25	26
General and administrative expense	34	31	67	59
Amortization expense of intangibles	3	3	6	6
Depreciation expense	5	5	10	10
Segment operating income	$35	$37	$82	$85

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Consolidated:
Revenue	$461	$441	$944	$885
Cost of sales	231	231	481	459
Operating expenses	178	165	346	318
Operating income	$52	$45	$117	$108

Selected financial information by reporting segment is presented below (in millions).

	June 30,	December 31,
	2018	2017
Total Assets:
Vacation Ownership	$2,579	$2,603
Exchange and Rental	1,082	1,084
Total	$3,661	$3,687

Geographic Information

We conduct operations through offices in the U.S. and 14 other countries. For the six months ended June 30, 2018 and 2017, revenue is sourced from over 100 countries worldwide. Other than the United States, no revenue sourced from any individual country or geographic region exceeded 10% of consolidated revenue for the three and six months ended June 30, 2018 and 2017.

Geographic information on revenue, based on sourcing, and long‑lived assets, based on physical location, is presented in the table below (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
United States	$409	$374	$834	$748
All other countries(1)	52	67	110	137
Total	$461	$441	$944	$885

(1)	Includes countries within the following continents: Africa, Asia, Australia, Europe, North America and South America.

	June 30,	December 31,
	2018	2017
Long-lived assets, net (excluding goodwill and intangible assets):
United States	$477	$486
Mexico	125	126
Europe	4	4
Total	$606	$616

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

Litigation

On December 5, 2016, individuals and entities who own or owned 107 fractional interests of a total of 372 interests created in the Fifth and Fifty-Fifth Residence Club located within The St. Regis, New York (the “Club”) filed suit against ILG, certain of our subsidiaries, Marriott International Inc. (“Marriott”) and certain of its subsidiaries including Starwood. The case is filed as a mass action in federal court in the Southern District of New York, not as a class action. In response to our request to file a motion to dismiss, the plaintiffs filed an amended complaint on March 6, 2017. Plaintiffs principally challenge the sale of less than all interests offered in the fractional offering plan, the amendment of the plan to include additional units, and the rental of unsold fractional interests by the plan’s sponsor, claiming that alleged acts by us and the other defendants breached the relevant agreements and harmed the value of plaintiffs’ fractional interests. The relief sought includes, among other things, compensatory damages, rescission, disgorgement, attorneys’ fees, and pre- and post-judgment interest. We filed a motion to dismiss the amended complaint on April 21, 2017. The court has not yet rendered any decision on the motion. Fact discovery is complete and expert discovery is proceeding. We dispute the material allegations in the amended complaint and intend to defend against the action vigorously. Given the early stages of the action and the inherent uncertainties of litigation, we cannot estimate a range of the potential liability, if any, at this time.

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

On July 6, 2018, a complaint challenging the proposed combination transactions involving ILG and Marriott Vacations (the “Combination Transactions”) was filed allegedly on behalf of stockholders of ILG in the District Court for the District of Delaware, captioned Scarantino v. ILG, Inc., et al., Case No. 1:18-cv-00999-UNA. The complaint names as defendants ILG, ILG’s directors, Ignite Holdco, Inc., Ignite Holdco Subsidiary, Inc., Marriott Vacations, Volt Merger Sub, Inc., and Volt Merger Sub LLC. The complaint alleges that (i) ILG and ILG’s directors issued a false and misleading registration statement in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended and Rule 14a-9 promulgated thereunder; and (ii) ILG’s directors, Marriott Vacations, Volt Corporate Merger Sub and Volt LLC Merger Sub violated Rule 20(a) of the Securities Exchange Act of 1934, as amended by allegedly exercising control over ILG and ILG’s directors while they issued a false and misleading registration statement. The complaint seeks an injunction preventing the defendants from consummating the Combination Transactions and attorneys’ fees and costs, as well as other remedies. ILG and Marriott Vacations believe that this lawsuit is without merit, and intend to defend themselves vigorously.

On July 13, 2018, a complaint challenging the Combination Transactions was filed allegedly on behalf of an alleged stockholder of ILG in the District Court for the Southern District of Florida, captioned Patricia Stephens v. ILG, Inc., et al., Case No. 1:18-cv-22844-CMA. The complaint names ILG and ILG’s directors as defendants. The complaint alleges that (i) ILG and ILG’s directors issued a false and misleading registration statement in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and (ii) ILG’s directors violated Section 20(a) of the Exchange Act by allegedly exercising control over ILG while issuing a false and misleading registration statement. The complaint seeks an injunction preventing the defendants from consummating the Combination Transactions and attorneys’ fees and costs, as well as other remedies. ILG and Marriott Vacations believe that this lawsuit is without merit, and intend to defend themselves vigorously. Similar lawsuits could be filed in the future.

On July 31, 2018, a class action complaint challenging the Combination Transactions was filed on behalf of an alleged stockholder of ILG in the District Court for the District of Delaware, captioned Dina A. Hohman  v. ILG, Inc., et al., Case No. 1:18-cv-01126. The complaint names ILG and ILG’s directors as defendants. The complaint alleges that (i) ILG and ILG’s directors issued a false and misleading registration statement in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and (ii) ILG’s directors violated Section 20(a) of the Exchange Act by allegedly exercising control over ILG while issuing a false and misleading registration statement. The complaint seeks an injunction preventing the defendants from consummating the Combination Transactions and attorneys’ fees and costs, as well as other remedies. ILG believes that the claims asserted in this matter are without merit.

Purchase Obligations and Other Commitments

Other items, such as certain purchase commitments and guarantees are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. These funding commitments could potentially require our performance in the event of demands by third parties or contingent events. The following table summarizes these items, on an undiscounted basis, at June 30, 2018 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

	Payments Due by Period
		Up to			More than
Contractual Obligations	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
	(Dollars in millions)
Debt principal(a)	$555	$—	$205	$350	$—
Debt interest(a)	122	29	57	36	—
Purchase obligations and other commitments(b)	56	30	22	4	—
Operating leases	141	20	31	19	71
Total contractual obligations	$874	$79	$315	$409	$71

(a)Debt principal and projected debt interest represent principal and interest to be paid on our senior notes and revolving credit facility based on the balance outstanding as of June 30, 2018, exclusive of debt issuance costs. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of June 30, 2018. Interest on the revolving credit facility is calculated using the prevailing rates as of June 30, 2018.

(b)Purchase obligations and other commitments primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits, membership fulfillment benefits and other commitments.

At June 30, 2018, guarantees, surety bonds and letters of credit totaled $101 million, with the highest annual amount of $70 million occurring in year one. The total also includes maximum exposure under guarantees of $48 million which primarily relates to our Exchange and Rental segment’s rental management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the segment’s management activities that are entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other party.

In addition, certain of our rental management agreements provide that owners receive specified percentages or guaranteed amounts of the rental revenue generated under its management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages or guaranteed amounts, and our vacation rental business either retain the balance (if any) as its fee or makes up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of June 30, 2018 future amounts are not expected to be material either individually or in the aggregate.

Our operating and purchase obligations primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits and membership fulfillment benefits. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which we are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of June 30, 2018, amounts pending reimbursements are not material.

Letters of Credit

Additionally, as of June 30, 2018, our letters of credit totaled $13 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts required to be held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

Insurance Recoveries

During September 2017 we sustained damages at our Westin St. John Resort Villas property as a result of Hurricane Irma. The resort has remained closed while rebuilding activities are in process. The reopening of the resort is currently targeted for January 2019. As of June 30, 2018, our property insurance claim receivable related to this event and other 2017 storms amounts to $17 million and is presented within accounts receivable on our condensed consolidated balance sheet. This balance is subject to change.

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

The following tables present consolidating financial information as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 for ILG on a stand‑alone basis, the Issuer on a stand‑alone basis, the combined Guarantor Subsidiaries of ILG (collectively, the “Guarantor Subsidiaries”), the combined non-guarantor subsidiaries of ILG (collectively, the “Non-Guarantor Subsidiaries”) and ILG on a consolidated basis (in millions).

Balance Sheet as of June 30, 2018	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$2	$2	$750	$439	$—	$1,193
Property and equipment, net	1	—	455	150	—	606
Goodwill and intangible assets, net	—	266	619	107	—	992
Investments in subsidiaries	888	1,605	1,038	—	(3,531)	—
Other assets	—	—	394	476	—	870
Total assets	$891	$1,873	$3,256	$1,172	$(3,531)	$3,661

Current liabilities	$3	$5	$384	$279	$—	$671
Other long-term liabilities	—	—	232	112	—	344
Long term debt and securitized debt from VIEs (noncurrent portion)	—	548	—	361	—	909
Intercompany liabilities (receivables) / equity	(809)	432	1,036	(659)	—	—
Redeemable noncontrolling interest	—	—	1	—	—	1
ILG stockholders' equity	1,697	888	1,605	1,038	(3,531)	1,697
Noncontrolling interests	—	—	(2)	41	—	39
Total liabilities and equity	$891	$1,873	$3,256	$1,172	$(3,531)	$3,661

Balance Sheet as of December 31, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Current assets	$1	$3	$790	$406	$—	$1,200
Property and equipment, net	1	—	464	151	—	616
Goodwill and intangible assets, net	—	266	628	110	—	1,004
Investments in subsidiaries	824	1,521	1,022	—	(3,367)	—
Other assets	—	—	285	582	—	867
Total assets	$826	$1,790	$3,189	$1,249	$(3,367)	$3,687

Current liabilities	$3	$5	$339	$294	$—	$641
Other long-term liabilities	—	—	236	102	—	338
Long term debt and securitized debt from VIEs (noncurrent portion)	—	562	—	429	—	991
Intercompany liabilities (receivables) / equity	(856)	399	1,093	(636)	—	—
Redeemable noncontrolling interest	—	—	1	—	—	1
ILG stockholders' equity	1,679	824	1,521	1,022	(3,367)	1,679
Noncontrolling interests	—	—	(1)	38	—	37
Total liabilities and equity	$826	$1,790	$3,189	$1,249	$(3,367)	$3,687

Statement of Income for the Three Months Ended June 30, 2018	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$401	$60	$—	$461
Operating expenses	(2)	—	(361)	(46)	—	(409)
Interest income (expense), net	—	(6)	1	(1)	—	(6)
Other income (expense), net(1)	29	33	3	(3)	(67)	(5)
Income tax benefit (provision)	—	2	(11)	(4)	—	(13)
Equity in earnings from unconsolidated entities	—	—	—	—	—	—
Net income (loss)	27	29	33	6	(67)	28
Net loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Net income (loss) attributable to common stockholders	$27	$29	$33	$5	$(67)	$27

Statement of Income for the Three Months Ended June 30, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$371	$70	$—	$441
Operating expenses	(2)	—	(340)	(54)	—	(396)
Interest income (expense), net	—	(7)	2	(2)	—	(7)
Other income (expense), net	28	30	(3)	4	(59)	—
Income tax benefit (provision)	—	2	(2)	(13)	—	(13)
Equity in earnings from unconsolidated entities	—	—	1	—	—	1
Net income (loss)	26	25	29	5	(59)	26
Net income (loss) attributable to noncontrolling interests	—	—	1	(1)	—	—
Net income (loss) attributable to common stockholders	$26	$25	$30	$4	$(59)	$26

Statement of Income for the Six Months Ended June 30, 2018	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$816	$128	$—	$944
Operating expenses	(4)	—	(731)	(92)	—	(827)
Interest income (expense), net	—	(14)	2	(2)	—	(14)
Other income (expense), net	72	82	18	5	(177)	—
Income tax benefit (provision)	1	4	(25)	(13)	—	(33)
Equity in earnings from unconsolidated entities	—	—	1	—	—	1
Net income (loss)	69	72	81	26	(177)	71
Net income (loss) attributable to noncontrolling interests	—	—	1	(3)	—	(2)
Net income (loss) attributable to common stockholders	$69	$72	$82	$23	$(177)	$69

Statement of Income for the Six Months Ended June 30, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	ILG Consolidated
Revenue	$—	$—	$744	$141	$—	$885
Operating expenses	(4)	—	(681)	(92)	—	(777)
Interest income (expense), net	—	(13)	5	(4)	—	(12)
Other income (expense), net	72	79	26	16	(183)	10
Income tax benefit (provision)	1	4	(18)	(25)	—	(38)
Equity in earnings from unconsolidated entities	—	—	3	—	—	3
Net income (loss)	69	70	79	36	(183)	71
Net income (loss) attributable to noncontrolling interests	—	—	1	(2)	—	(1)
Net income (loss) attributable to common stockholders	$69	$70	$80	$34	$(183)	$70

Statement of Cash Flows for the Six Months Ended June 30, 2018	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(2)	$(8)	$90	$104	$184
Cash flows provided by (used in) investing activities	—	—	(21)	3	(18)
Cash flows provided by (used in) financing activities	3	8	(51)	(113)	(153)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(3)	(3)
Cash, cash equivalents and restricted cash at beginning of period	—	2	82	268	352
Cash, cash equivalents and restricted cash at end of period	$1	$2	$100	$259	$362

Statement of Cash Flows for the Six Months Ended June 30, 2017	ILG	Interval Acquisition Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	ILG Consolidated
Cash flows provided by (used in) operating activities	$(1)	$(7)	$(31)	$121	$82
Cash flows used in investing activities	—	—	(39)	(9)	(48)
Cash flows provided by (used in) financing activities	1	7	52	(100)	(40)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	3	3
Cash, cash equivalents and restricted cash at beginning of period	—	—	100	144	244
Cash, cash equivalents and restricted cash at end of period	$—	$—	$82	$159	$241

NOTE 23— PENDING BUSINESS COMBINATION

On April 30, 2018, we entered into an Agreement and Plan of Merger (“Merger Agreement”), with Marriott Vacations, Ignite Holdco, Inc. and Ignite Holdco Subsidiary, Inc. (two of our wholly owned subsidiaries), and Volt Merger Sub, Inc. and Volt Merger Sub, LLC (two wholly owned subsidiaries of Marriott Vacations), pursuant to which Marriott Vacations will acquire ILG in a series of transactions (the “Combination Transactions”) and ILG stockholders will receive $14.75 in cash (without interest) and 0.165 shares of common stock of Marriott Vacations for each share of ILG common stock held by such stockholder.  This will result in ILG stockholders owning approximately 43% of Marriott Vacations following the merger transactions.

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

Additionally, there were certain litigation matters that arose subsequent to quarter-end, see Note 21 for further details.

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

Actual results could differ materially from those contained in the forward‑looking statements included in this report for a variety of reasons, including, among (1) risks and uncertainties related to the potential combination of ILG with Marriott Vacations including with respect to ILG’s ability to maintain its relationships with third parties,  (2) adverse trends in economic conditions generally or in the vacation ownership, vacation rental and travel industries, or adverse events or trends in key vacation destinations, (3) lack of available financing for, or insolvency or consolidation of developers, including availability of receivables financing for our business, (4) adverse changes to, or interruptions in, relationships with third parties, (5) our ability to compete effectively and successfully and to add new products and services, (6) our ability to market VOIs successfully and efficiently, (7) our ability to source sufficient inventory to support VOI sales and risks related to development of inventory in accordance with applicable brand standards, (8) the occurrence of a termination event under the master license agreement with Starwood or Hyatt, (9) actions of Starwood, Hyatt or any successor that affect the reputation of the licensed marks, the offerings of or access to these brands and programs, (10) decreased demand from prospective purchasers of vacation interests, (11) travel related health concerns, (12) significant increase in defaults on our vacation ownership mortgage receivables; (13) the restrictive covenants in our revolving credit facility and indenture and our ability to refinance our debt on acceptable terms;  (14) our ability to successfully manage and integrate acquisitions, including Vistana, (15) impairment of ILG’s assets or other adverse changes to estimates and assumptions underlying our financial results, (16) our ability to expand successfully in international markets and manage risks specific to international operations (17) fluctuations in currency exchange rates, (18) the ability of managed homeowners associations to collect sufficient maintenance fees, (19) business interruptions in connection with technology systems, (20) regulatory changes and (21) timing and collection of insurance proceeds related to hurricane losses. Certain of these and other risks and uncertainties are discussed in our filings with the SEC, including in Item 1A “Risk Factors” of this report. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of our management as of the date of this report. Except as required by applicable law, we do not undertake to update these forward‑looking statements.

GENERAL

The following Management Discussion and Analysis provides a narrative of the results of operations and financial condition of ILG for the three and six months ended June 30, 2018. This section should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report, as well as our 2017 Annual Report on Form 10‑K, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This discussion includes the following sections:

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

Sales of VOIs may be made for cash or we may provide financing to qualified customers. These loans generally bear interest at a fixed rate, have a term of up to 15 years and require a minimum 10% down payment. The typical financing agreement provides for monthly payments of principal and interest, with the principal balance of the loan fully amortizing over the term of the related vacation ownership note receivable. Our financing propensity for the three months and six months ended June 30, 2018 was approximately 65% and 60%, respectively. The weighted average FICO score of loans originated over the last twelve months as of June 30, 2018 was 731. Historical default rates, which represent the trailing twelve months of defaults as a percentage of each period’s beginning gross vacation ownership notes receivable balance, were 4.4% as of June 30, 2018 and 4.5% as of December 31, 2017.

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

 Interval, which operates the Interval Network, has been a leader in the vacation exchange services industry since its founding in 1976. As of June 30, 2018, this quality global vacation ownership membership exchange network included Vistana Signature Network and Hyatt Residence Club resorts and owners among its large and diversified base of participating resorts consisting of nearly 3,200 resorts located in over 80 countries and approximately 1.8 million members.

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

International Revenue

International revenue decreased by 22% to $52 million in the three months ended June 30, 2018 and by 20% to $110 million in the six months ended June 30, 2018 compared to the same periods in 2017, principally driven by the closure of The Westin St. John Resort Villas in the U.S. Virgin Islands as a result of Hurricane Irma in September 2017. As a percentage of our total revenue, international revenue was 11% for the three months ended June 30, 2018 and 15% for the three months ended June 30, 2017, and 12% in the six months ended June 30, 2018, compared to 15%, in the same period in 2017.

Other Factors Affecting Results

Hurricane impact

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

We estimate the impact of these storms had the following adverse effects on our second quarter and year-to-date 2018 results:

	Impact of 2017 storms
	Three months ended June 30, 2018	Six months ended June 30, 2018
	(Dollars in millions)
Consolidated revenues	(18)	(37)
Consolidated timeshare contract sales	(8)	(18)
Net income attributable to common stockholders	(4)	(9)
Income tax effect on net income attributable to common stockholders	2	4
Adjusted EBITDA	(5)	(11)
Adjusted net income	(3)	(8)

Pending transaction

On April 30, 2018, we entered into an Agreement and Plan of Merger (“Merger Agreement”), with Marriott Vacations Worldwide Corporation (“Marriott Vacations”), Ignite Holdco, Inc. and Ignite Holdco Subsidiary, Inc. (two of our wholly owned subsidiaries), and Volt Merger Sub, Inc. and Volt Merger Sub, LLC (two wholly owned subsidiaries of Marriott Vacations), pursuant to which Marriott Vacations will acquire ILG in a series of transactions (the “Combination Transactions”) and ILG stockholders will receive $14.75 in cash (without interest) and 0.165 shares of common stock of Marriott Vacations for each share of ILG common stock held by such stockholder.  This will result in ILG stockholders owning approximately 43% of Marriott Vacations following the merger transactions. See Note 23 of the accompanying condensed consolidated financial statements for further discussion.

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

An increasingly important part of the value proposition we provide to our members consists of rentals. In the Interval Network, Getaways provide additional discounted vacation opportunities for members without the need to exchange their VOIs, while our proprietary clubs rent inventory in order to provide exchange opportunities to branded hotels through the SPG or World of Hyatt program, as applicable. These rentals and our Aqua-Aston business are sensitive to general economic conditions, inventory supply and pricing in the applicable markets.

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

Our vacation ownership sales and financing businesses are positioned to grow through development of additional phases at existing resorts, converting properties to vacation ownership, adding resorts in attractive markets and expanding our sales distribution capabilities. During the first quarter of 2018, we opened phases at the (i) Westin Resort and Spa, Cancun, (ii) Westin Desert Willow Villas, Palm Desert, and (iii) Hyatt Residence Club San Antonio, Wild Oak Ranch. In the second half of 2018, we expect to open additional phases at our Hyatt Residence Club Bonita Springs, Coconut Plantation resort.

Additionally, we opened sales centers in 2017 in Maui, Los Cabos, Key West and Bonita Springs. We expect the volume at these sales centers to continue to ramp up throughout 2018. With that said, as we expand our sales distribution, we have faced competition for talent.

Hurricane related impact

Our Westin resort and sales gallery in St. John and our Hyatt Residence Club resort in Puerto Rico will remain closed throughout 2018. Additionally, approximately 35 Interval affiliated resorts were still closed as of June 30, 2018, most of which are located in the heavily damaged islands of St. Maarten and Puerto Rico. Therefore, we expect a continuing impact to our results in 2018.

U.S. Tax Reform

On December 22, 2017, the President of the United States signed into law the Tax Reform Act, which lowered the federal corporate tax rate from 35% to 21% effective in 2018 and made numerous other tax law changes. For further discussion please see Note 19 accompanying our condensed consolidated financial statements.

RESULTS OF OPERATIONS

Operating Statistics

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017

Vacation Ownership
Consolidated timeshare contract sales (in millions) (1)	$132	3%	$128	$266	6%	$250
Volume per guest (2)	$2,863	(6)%	$3,036	$3,037	(3)%	$3,144
Tour flow (3)	45,391	9%	41,689	86,151	10%	78,465

Exchange and Rental
Total active members at end of period (000's) (4)	1,800	(1)%	1,812	1,800	(1)%	1,812
Average revenue per member (5)	$48.14	2%	$47.39	$101.38	2%	$99.75

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

(2)	Represents consolidated timeshare contract sales excluding telesales, divided by tour flow during the period.
(3)	Represents the number of sales presentations given at sales centers during the period.
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

Revenue

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

	Three Months Ended June 30,
	2018	% Change	2017
	(Dollars in millions)
Vacation Ownership
Resort operations revenue	$58	9%	$53
Management fee and other revenue	61	85%	33
Sales of vacation ownership products, net	121	3%	118
Consumer financing revenue	23	5%	22
Cost reimbursement revenue	45	(24)%	59
Total Vacation Ownership revenue	308	8%	285
Exchange and Rental
Transaction revenue	50	2%	49
Membership fee revenue	35	(3)%	36
Ancillary member revenue	2	—	2
Total member revenue	87	—	87
Club rental revenue	29	7%	27
Other revenue	6	20%	5
Rental management revenue	11	—	11
Cost reimbursement revenue	20	(23)%	26
Total Exchange and Rental revenue	153	(2)%	156
Total ILG revenue	461	5%	441
Adverse impact from 2017 storms (lost business)	18	NM	—
Total ILG revenue excluding adverse impact above	$479	9%	$441

Revenue for the second quarter of 2017 has been restated as part of adopting the new revenue recognition accounting standard (ASC 606) as of January 1, 2018. Refer to Note 3 accompanying our condensed consolidated financial statements for additional information regarding this accounting standard adoption and related disclosures.

Revenue for the three months ended June 30, 2018 of $461 million increased $20 million, or 5%, compared to revenue of $441 million in the 2017 quarter. Vacation Ownership segment revenue of $308 million increased $23 million, or 8%, in the quarter, while Exchange and Rental segment revenue of $153 million decreased 2% from last year.

Excluding the estimated impact of the 2017 storms:

•	Consolidated revenue would have been $479 million, or 9% higher than last year.
•	Vacation ownership segment revenue would have been $325 million, or 14% higher than last year.
•	Exchange and Rental segment revenue would have been $154 million, or relatively in-line with last year.
•	Consolidated timeshare contract sales would have been $140 million, an increase of 9% over last year.

Vacation Ownership

Vacation Ownership segment revenue, excluding cost reimbursements, increased $37 million, or 16%, in the second quarter of 2018 compared to 2017. The increase was driven primarily by $28 million of higher management fee and other revenue, a $5 million increase in resort operations revenue, and $3 million of higher sales of vacation ownership products, net.

 The increase of $28 million in management fee and other revenue is predominantly attributable to revenue from HOAs consolidated starting in the fourth quarter of 2017, which is largely offset by a corresponding decrease in cost reimbursements revenue. The increase of $5 million in resort operations revenue was primarily driven by higher available and occupied room nights, as well as average daily rate.

The change in sales of vacation ownership products, net, was primarily attributable to higher consolidated timeshare contract sales resulting from a 9% increase in tour flow, primarily driven by our sales centers in Maui, Mexico, and Orlando, as well as a stronger overall close rate. This was partly offset by the continued closure of our sales center in St. John due to the 2017 storms and a lower average transaction price resulting in part from sales mix variance when compared to last year. Additionally, in the quarter there was an unfavorable change of approximately $5 million in our allowance for losses on originated loans when compared to the prior year.

Exchange and Rental

Exchange and Rental segment revenue, excluding cost reimbursements, was higher by $3 million, or 2%, in the quarter compared to 2017. The increase is attributable to stronger club rental revenue as a result of higher available and occupied room nights, as well as average daily rate. Additionally, the effects of the 2017 storms on affiliated resorts continues to impact our exchange business through loss of inventory available for transactions in the Interval Network. We estimate this adversely affected revenue by $1 million in the quarter.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

	Six Months Ended June 30,
	2018	% Change	2017
	(Dollars in millions)
Vacation Ownership
Resort operations revenue	$124	13%	$110
Management fee and other revenue	116	81%	64
Sales of vacation ownership products, net	244	9%	223
Consumer financing revenue	47	9%	43
Cost reimbursement revenue	90	(23)%	117
Total Vacation Ownership revenue	621	11%	557
Exchange and Rental
Transaction revenue	109	1%	108
Membership fee revenue	71	—	71
Ancillary member revenue	4	(20)%	5
Total member revenue	184	—	184
Club rental revenue	62	9%	57
Other revenue	12	20%	10
Rental management revenue	24	(8)%	26
Cost reimbursement revenue	41	(20)%	51
Total Exchange and Rental revenue	323	(2)%	328
Total ILG revenue	944	7%	885
Adverse impact from 2017 storms (lost business)	37	NM	—
Total ILG revenue excluding adverse impact above	$981	11%	$885

Revenue for the six months ended June 30, 2018 of $944 million increased $59 million, or 7%, compared to revenue of $885 million in the 2017 period. Vacation Ownership segment revenue of $621 million increased $64 million, or 11%, while Exchange and Rental segment revenue of $323 million decreased 2% from last year.

Excluding the estimated impact of the 2017 storms:

•	Consolidated revenue would have been $981 million, or 11% higher than last year.
•	Vacation ownership segment revenue would have been $655 million, or 18% higher than last year.
•	Exchange and Rental segment revenue would have been $326 million, or relatively in-line with last year.
•	Consolidated timeshare contract sales would have been $284 million, an increase of 14% over last year.

Vacation Ownership

Vacation Ownership segment revenue, excluding cost reimbursements, increased $91 million, or 21%, in the first half of 2018 compared to 2017. The increase was driven primarily by $52 million of higher management fee and other revenue, $21 million of higher sales of vacation ownership products, net, and a $14 million increase in resort operations revenue.

 The increase of $52 million in management fee and other revenue is predominantly attributable to revenue from HOAs consolidated starting in the fourth quarter of 2017, which is largely offset by a corresponding decrease in cost reimbursements revenue, as well as the consolidation of our Great Destinations joint venture commencing April 1, 2017. The increase of $14 million in resort operations revenue was primarily driven by higher available and occupied room nights, as well as average daily rate.

The change in sales of vacation ownership products, net, was primarily attributable to higher consolidated timeshare contract sales resulting from a 10% increase in tour flow, primarily driven by our sales centers in Maui, Mexico, and Orlando, as well as a stronger overall close rate. This was partly offset by the continued closure of our sales center in St. John due to the 2017 storms and a lower average transaction price resulting in part from sales mix variance when compared to last year. Additionally, in the quarter there was an unfavorable change of approximately $8 million in our allowance for losses on originated loans when compared to the prior year.

Exchange and Rental

Exchange and Rental segment revenue, excluding cost reimbursements, was higher by $5 million, or 2%, in the 2018 period compared to 2017. The increase is primarily attributable to stronger club rental revenue as a result of higher available and occupied room nights, as well as average daily rate. Additionally, the impact from the 2017 storms on affiliated resorts continues to impact our exchange business through loss of inventory available for transactions in the Interval Network. We estimate this adversely affected revenue by $3 million in the first half of 2018.

Cost of Sales and Royalty Fee Expense

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

	Three Months Ended
	June 30,
	2018	% Change	2017
	(Dollars in millions)
Vacation Ownership
Cost of service and membership related sales	$49	250%	$14
Cost of sales of vacation ownership products	22	(21)%	28
Cost of rental and ancillary services	45	(21)%	57
Cost of consumer financing	7	—	7
Cost reimbursements	45	(24)%	59
Total Vacation Ownership cost of sales	168	2%	165
Exchange and Rental
Cost of service and membership related sales	18	(5)%	19
Cost of sales of rental and ancillary services	25	19%	21
Cost reimbursements	20	(23)%	26
Total Exchange and Rental cost of sales	63	(5)%	66
Total ILG cost of sales	$231	—	$231

Royalty fee expense	$11	—	$11

Margin metrics:
ILG:
Gross margin	50%	4%	48%
Gross margin without cost reimbursement revenue/expenses	58%	(2)%	59%
Vacation Ownership:
Gross margin	45%	7%	42%
Gross margin without cost reimbursement revenue/expenses	53%	—	53%
Exchange and Rental:
Gross margin	59%	2%	58%
Gross margin without cost reimbursement revenue/expenses	68%	(1)%	69%

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

    Cost of sales for the three months ended June 30, 2018 of $231 million was consistent with the prior year. Cost of sales from our Vacation Ownership segment increased $3 million, which was offset by a $3 million decrease from our Exchange and Rental segment. Overall gross margin in the quarter of 50% was higher by 227 basis points when compared to the prior year.

Vacation Ownership

    Overall cost of sales for this segment in the quarter, excluding cost reimbursements, was up $17 million from the prior year. The quarter’s increase reflects the following activity:

•

Cost of sales from HOAs consolidated starting in the fourth quarter of 2017, amounting to approximately $24 million net between cost of service and membership related and cost of rental and ancillary services line items. This amount is largely offset by a corresponding decrease in cost reimbursements revenue. Excluding the impact of consolidated HOAs, cost of service and membership related sales was generally in-line with last year.

•

A decrease of $6 million in cost of sales of vacation ownership products was driven largely by a favorable $4 million product cost true-up in part related to cost savings realized in the quarter at our recently converted Sheraton Steamboat Resort Villas and The Westin Nanea Ocean Villas, as well as a shift in mix to higher sales of lower cost inventory.

•	A net decrease in cost of rental and ancillary services of $3 million (excluding the HOA consolidation impact)

Gross margin for this segment, excluding cost reimbursements, of 53% was consistent with last year. The quarter-over-quarter consistent margin generally reflects the unfavorable comparative impact attributable to the inclusion of consolidated HOAs in our results starting in the fourth quarter of 2017, which was largely offset by the favorable cost activity described above.

Exchange and Rental

Gross margin for the Exchange and Rental segment in the period, excluding cost reimbursements, decreased 156 basis points to 68% when compared to the prior year, while overall cost of sales increased $3 million largely attributable to higher club rental related costs and an increase in purchased rental inventory expense over last year.

Royalty Fee Expense

Royalty fee expense of $11 million for the quarter, which was consistent with the prior year, pertains to costs incurred pursuant to our exclusive global licenses for the Hyatt, Sheraton and Westin brands in vacation ownership.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

	Six Months Ended June 30,
	2018	% Change	2017
	(Dollars in millions)
Vacation Ownership
Cost of service and membership related sales	$94	NM	$26
Cost of sales of vacation ownership products	61	13%	54
Cost of rental and ancillary services	89	(17)%	107
Cost of consumer financing	15	7%	14
Cost reimbursements	90	(23)%	117
Total Vacation Ownership cost of sales	349	10%	318
Exchange and Rental
Cost of service and membership related sales	38	(10)%	42
Cost of rental and ancillary services	53	10%	48
Cost reimbursements	41	(20)%	51
Total Exchange and Rental cost of sales	132	(6)%	141
Total ILG cost of sales	$481	5%	$459

Royalty fee expense	$22	5%	$21

Margin metrics:
ILG:
Gross margin	49%	2%	48%
Gross margin without cost reimbursement revenue/expenses	57%	(3)%	59%
Vacation Ownership:
Gross margin	44%	2%	43%
Gross margin without cost reimbursement revenue/expenses	51%	(6)%	54%
Exchange and Rental:
Gross margin	59%	4%	57%
Gross margin without cost reimbursement revenue/expenses	68%	—	68%

Cost of sales for the six months ended June 30, 2018 increased $22 million from 2017. This change consists of a $31 million increase from our Vacation Ownership segment, partly offset by a $9 million decrease from our Exchange and Rental segment. Overall gross margin in the quarter of 49% was higher by 91 basis points compared to the prior year.

Vacation Ownership

    Overall cost of sales for this segment in the period, excluding cost reimbursements, was up $58 million from the prior year. The period’s increase reflects the following activity:

•

Cost of sales from HOAs consolidated starting in the fourth quarter of 2017, amounting to approximately $44 million net between cost of service and membership related and cost of rental and ancillary services line items. This amount is largely offset by a corresponding decrease in cost reimbursements revenue. Excluding the impact of consolidated HOAs, cost of service and membership related sales was generally in-line with last year.

•

An increase of $7 million in cost of sales of vacation ownership products driven by net unfavorable product cost true-ups amounting to $6 million largely related to our Sheraton Flex product upon transferring recently converted Sheraton Steamboat Resort Villas inventory into the structure, as well as incremental cost associated with higher sales volume overall. This was partly offset by a shift in mix to higher sales of lower cost inventory in the period.

•

A net increase in cost of rental and ancillary services of $2 million (excluding the HOA consolidation impact) resulting from higher fixed carry-costs on unsold inventory available for rental and incremental variable costs associated with increased rental activity.

Gross margin for this segment, excluding cost reimbursements, of 51% was lower by 309 basis points compared to last year. The drop in year-over-year margin is largely attributable to the inclusion of consolidated HOAs in our results starting in the fourth quarter of 2017.

Exchange and Rental

Gross margin and overall cost of sales for the Exchange and Rental segment in the period, excluding cost reimbursements was consistent with the prior year.

Royalty Fee Expense

The increase of $1 million in royalty fee expense in the period compared to the prior year was due to higher vacation ownership product sales.

Selling and Marketing Expense

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

	Three Months Ended
	June 30,
	2018	% Change	2017
	(Dollars in millions)
Vacation Ownership	$68	8%	$63
Exchange and Rental	13	—	13
Total ILG selling and marketing expense	$81	7%	$76
As a percentage of total revenue	18%	6%	17%
As a percentage of total revenue excluding cost reimbursement revenue	20%	(5)%	21%

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

Selling and marketing expense in the second quarter of 2018 increased $5 million compared to last year, principally driven by incremental selling and marketing related expenses tied to higher contract sales and tour flow in our VO segment, particularly with regards to our new sales centers in Maui and Los Cabos and their continued ramp. This increase was partly offset by the continued closure of our St. John sales center due to the 2017 hurricanes. As a percentage of total revenue excluding cost reimbursements, selling and marketing expense during the quarter was lower by 89 basis points from last year.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

	Six Months Ended
	Six Months Ended June 30,
	2018	% Change	2017
	(Dollars in millions)
Vacation Ownership	$134	13%	$119
Exchange and Rental	25	(4)%	26
Total ILG selling and marketing expense	$159	10%	$145
As a percentage of total revenue	17%	6%	16%
As a percentage of total revenue excluding cost reimbursement revenue	20%	—	20%

Selling and marketing expense in the first half of 2018 increased $14 million compared to last year, principally driven by incremental selling and marketing related expenses tied to higher contract sales and tour flow in our VO segment, particularly with regards to our new sales centers in Maui and Los Cabos and their continued ramp. This increase was partly offset by the continued closure of our St. John sales center due to the 2017 hurricanes. As a percentage of total revenue excluding cost reimbursements, selling and marketing expense during the quarter was lower by 67 basis points from last year.

General and Administrative Expense

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

	Three Months Ended
	June 30,
	2018	% Change	2017
	(Dollars in millions)
General and administrative expense	$65	12%	$58
As a percentage of total revenue	14%	8%	13%
As a percentage of total revenue excluding cost reimbursement revenue	16%	—	16%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition-related and restructuring costs	14%	(7)%	15%

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

General and administrative expense in the second quarter of 2018 was higher by $7 million when compared against the prior year. The quarter’s increase over the prior year reflects higher professional fees expense largely due to costs associated with our anticipated transaction with Marriott Vacations, as discussed in Note 23 accompanying our condensed consolidated financial statements. In addition, we recorded a $1 million charge in the quarter related to recognizing additional insurance deductible amounts pertaining to 2017 storm claims.

As a percentage of revenue excluding (i) cost reimbursements, (ii) acquisition-related and restructuring expenses, (iii) strategic review related costs, and (iv) natural disaster related net charges, general and administrative expense would be lower by 128 basis points compared to the prior year.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

	Six Months Ended June 30,
	2018	% Change	2017
	(Dollars in millions)
General and administrative expense	$124	11%	$112
As a percentage of total revenue	13%	—	13%
As a percentage of total revenue excluding cost reimbursement revenue	15%	(6)%	16%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition-related and restructuring costs	14%	(7)%	15%

General and administrative expense in the first half of 2018 was higher by $12 million when compared against the prior year. The period’s increase over the prior year reflects higher professional fees expense largely due to costs associated with our board of directors’ strategic review which led to our anticipated transaction with Marriott Vacations, as discussed in Note 23 accompanying our condensed consolidated financial statements. In addition, we’ve recorded $2 million in charges related to recognizing additional insurance deductible amounts pertaining to 2017 storm claims in the period.

As a percentage of revenue excluding (i) cost reimbursements, (ii) acquisition-related and restructuring expenses, (iii) strategic review related costs, and (iv) natural disaster related net charges, general and administrative expense would be lower by 97 basis points compared to the prior year.

Amortization Expense of Intangibles

For the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	% Change	2017	2018	% Change	2017
	(Dollars in millions)			(Dollars in millions)
Amortization expense of intangibles	$5	—	$5	$10	—	$10
As a percentage of total revenue	1%	—	1%	1%	—	1%
As a percentage of total revenue excluding cost reimbursement revenue	1%	—	1%	1%	—	1%

Amortization expense of intangibles for the three and six months ended June 30, 2018 was consistent with the prior year.

Depreciation Expense

For the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	% Change	2017	2018	% Change	2017
	(Dollars in millions)			(Dollars in millions)
Depreciation expense	$16	7%	$15	$31	3%	$30
As a percentage of total revenue	3%	—	3%	3%	—	3%
As a percentage of total revenue excluding cost reimbursement revenue	4%	—	4%	4%	—	4%

Depreciation expense for the three and six months ended June 30, 2018 was largely consistent with the prior year.

Operating Income

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

	Three Months Ended
	June 30,
	2018	% Change	2017
	(Dollars in millions)
Vacation Ownership	$17	113%	$8
Exchange and Rental	35	(5)%	37
Total ILG operating income	$52	16%	$45
As a percentage of total revenue	11%	10%	10%
As a percentage of total revenue excluding cost reimbursement revenue	13%	—	13%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition-related and restructuring costs	15%	7%	14%

Operating income in the second quarter of 2018 increased $7 million from 2017, consisting of a $9 million increase from Vacation Ownership and a $2 million decrease from Exchange and Rental.

Operating income for our Vacation Ownership segment was higher by $9 million compared to the prior year due in part to the HOAs we commenced consolidating starting in the fourth quarter of 2017. Excluding the impact of these HOAs, operating income for this segment would have been higher by $8 million compared to last year. This increase reflects higher sales of vacation ownership products driven in large part by the continued ramp of Maui and Mexico sales centers. This was partly offset by the adverse effect in the quarter from the 2017 storms, in particular the continued closure of our Westin St. John resort, and higher professional fees largely due to costs associated with our expected transaction with Marriott Vacations.

Operating income for our Exchange and Rental segment of $35 million was lower by $2 million compared to the prior year largely due to the adverse impact in the quarter of the 2017 storms on affected Interval Network affiliated resorts and higher professional fees largely due to costs associated with our expected transaction with Marriott Vacations, partly offset by stronger club rental activity as discussed in the revenue section above.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

	Six Months Ended June 30,
	2018	% Change	2017
	(Dollars in millions)
Vacation Ownership	$35	52%	$23
Exchange and Rental	82	(4)%	85
Total operating income	$117	8%	$108
As a percentage of total revenue	12%	—	12%
As a percentage of total revenue excluding cost reimbursement revenue	14%	(7)%	15%
As a percentage of total revenue excluding cost reimbursement revenue and acquisition-related and restructuring costs	15%	(6)%	16%

Operating income in the first half of 2018 increased $9 million from 2017, consisting of a $12 million increase from Vacation Ownership and a $3 million decrease from Exchange and Rental.

Operating income for our Vacation Ownership segment was higher by $12 million compared to the prior year due in part to the HOAs we commenced consolidating starting in the fourth quarter of 2017. Excluding the impact of these HOAs, operating income for this segment would have been higher by $9 million compared to last year. This increase reflects higher sales of vacation ownership products driven in large part by our recently open sales centers in Maui and Los Cabos which are continuing to ramp. This was partly offset by the adverse effect in the period from the 2017 storms, in particular the continued closure of our Westin St. John resort, and higher professional fees largely due to costs associated with our expected transaction with Marriott Vacations.

Operating income for our Exchange and Rental segment of $82 million was lower by $3 million compared to the prior year largely due to the adverse impact in the period of the 2017 storms on affected Interval Network affiliated resorts and higher professional fees largely due to costs associated with our expected transaction with Marriott Vacations, partly offset by stronger club rental activity as discussed in the revenue section above.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

Adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.”

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

	Three Months Ended
	June 30,
	2018	% Change	2017
	(Dollars in millions)
Vacation Ownership	$41	32%	$31
Exchange and Rental	49	—	49
Total ILG adjusted EBITDA	90	13%	80
Unadjusted adverse impact from 2017 storms (lost business)	5	NM	—
Total ILG adjusted EBITDA excluding adverse impact above	$95	19%	$80
As a percentage of total revenue excluding 2017 storms impact	20%	11%	18%
As a percentage of total revenue excluding cost reimbursement revenue and 2017 storms impact	23%	5%	22%

Adjusted EBITDA for the three months ended June 30, 2018 increased by $10 million, or 13%, from 2017, entirely attributable to our Vacation Ownership segment. Additionally, as discussed in our Other Factors Affecting Results section, our second quarter of 2018 performance was adversely affected by the closure of resorts and sales centers impacted by the 2017 storms. Excluding the estimated impact of the storms, ILG adjusted EBITDA would have been $95 million, or 19% higher than last year.

Adjusted EBITDA of $41 million from our Vacation Ownership segment rose by $10 million, or 32%, driven primarily from higher sales of VOIs and stronger resort operations rental activity, as previously discussed. These increases were partly offset by an estimated $4 million adverse effect in the quarter pertaining to the 2017 storms, in particular the continued closure of our Westin resort in St. John.

Adjusted EBITDA of $49 million from our Exchange and Rental segment was in-line with the prior year. Excluding the adverse impact in the quarter resulting from the 2017 storms affect on Interval Network affiliated resorts, adjusted EBITDA would have been up 2%, or $1 million over the prior year.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

	Six Months Ended
	June 30,
	2018	% Change	2017
	(Dollars in millions)
Vacation Ownership	$79	23%	$64
Exchange and Rental	109	2%	107
Total ILG adjusted EBITDA	188	10%	171
Unadjusted adverse impact from 2017 storms (lost business)	11	NM	—
Total ILG adjusted EBITDA excluding adverse impact above	$199	16%	$171
As a percentage of total revenue excluding 2017 storms impact	20%	5%	19%
As a percentage of total revenue excluding cost reimbursement revenue and 2017 storms impact	23%	(4)%	24%

Adjusted EBITDA for the six months ended June 30, 2018 increased by $17 million, or 10%, from 2017, consisting of an increase of $15 million from our Vacation Ownership segment and $2 million from our Exchange and Rental segment. Excluding the estimated impact of the 2017 storms, ILG adjusted EBITDA would have been $199 million, or 16% higher than last year.

Adjusted EBITDA of $79 million from our Vacation Ownership segment rose by $15 million, or 23%, driven primarily from higher sales of VOIs, stronger resort operations rental activity, and net favorable product cost true-ups in the period, as previously discussed. These increases were partly offset by an estimated $9 million adverse effect in the period pertaining to the 2017 storms, in particular the continued closure of our Westin resort in St. John.

Adjusted EBITDA of $109 million from our Exchange and Rental segment increased by $2 million, or 2%, compared to the prior year primarily driven by stronger club rental activity as discussed in the revenue section above, partly offset by the adverse impact in the quarter of the 2017 storms on affected Interval Network affiliated resorts. Excluding this adverse impact, adjusted EBITDA would have been up 4%, or $4 million over the prior year.

Other Income (Expense), net

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

	Three Months Ended
	June 30,
	2018	% Change	2017
	(Dollars in millions)
Interest income	$1	NM	$—
Interest expense	$(7)	—	$(7)
Equity in earnings from unconsolidated entities	$—	(100)%	$1
Gain on bargain purchase	$—	(100)%	$2
Other income, net	$(5)	150%	$(2)

Interest expense relates to interest and amortization of debt issuance costs on our amended and restated revolving credit facility and our $350 million senior notes. Interest expense in the quarter was in-line with the prior year.

Equity in earnings from unconsolidated entities relates to noncontrolling investments that are recorded under the equity method of accounting; principally, our joint venture in Hawaii which developed a vacation ownership resort for the purpose of selling VOIs. Income and losses from this joint venture are allocated based on ownership interests. See Note 7 accompanying our condensed consolidated financial statements for further discussion.

Other income, net primarily relates to net gains and losses on foreign currency exchange related to certain foreign intercompany loans and non-operating cash positions held by foreign subsidiaries in currencies other than their functional currency. Non‑operating foreign exchange net losses were $5 million and $2 million for the second quarter of 2018 and 2017, respectively. The unfavorable fluctuations in the 2018 and 2017 quarters were primarily driven by U.S. dollar denominated intercompany loan positions held at June 30, 2018 and 2017, respectively, which were affected by the stronger dollar compared to the Mexican peso, partly offset by the remeasurement of U.S. dollar denominated non-operating cash positions held by our Mexican subsidiary at the respective quarter-end.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

	Six Months Ended
	June 30,
	2018	% Change	2017
	(Dollars in millions)
Interest income	$1	NM	$—
Interest expense	$(15)	25%	$(12)
Equity in earnings from unconsolidated entities	$1	(67)%	$3
Gain on bargain purchase	$—	(100)%	$2
Other income (expense), net	$—	(100)%	$8

Interest expense relates to interest and amortization of debt issuance costs on our amended and restated revolving credit facility and our $350 million senior notes. Interest expense in 2018 was higher by $3 million compared to the prior year resulting in part from a higher interest rate in the period compared to the prior year and less capitalized interest expense.

Equity in earnings from unconsolidated entities relates to noncontrolling investments that are recorded under the equity method of accounting; principally, our joint venture in Hawaii which developed a vacation ownership resort for the purpose of selling VOIs. Income and losses from this joint venture are allocated based on ownership interests. See Note 7 accompanying our condensed consolidated financial statements for further discussion.

Other income, net primarily relates to net gains and losses on foreign currency exchange related to certain foreign intercompany loans and non-operating cash positions held by foreign subsidiaries in currencies other than their functional currency. Non‑operating foreign exchange net gains were inconsequential for the 2018 period and $8 million for the 2017 period. The favorable fluctuation in the 2017 period were primarily driven by U.S. dollar denominated intercompany loan positions held at June 30, 2017, which was affected by the weaker dollar compared to the Mexican peso, partly offset by the remeasurement of U.S. dollar denominated non-operating cash positions held by our Mexican subsidiary at the respective quarter-end.

Income Tax Provision

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

For the three months ended June 30, 2018 and 2017, ILG recorded income tax provisions for continuing operations of $13 million for both periods, which represent effective tax rates of 32.1% and 32.8% for the respective periods. The effective tax rate for the three months ended June 30, 2018 is lower than the prior year period primarily due to enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Reform Act") which, effective 2018, reduced the statutory corporate tax rate from 35% to 21%. This impact was offset by other tax items including the projected impact of certain Tax Reform provisions such as the global intangible low-taxed income provisions.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

For the six months ended June 30, 2018 and 2017, ILG recorded income tax provisions for continuing operations of $33 million and $38 million, respectively, which represent effective tax rates of 31.5% and 34.7% for the respective periods. The effective tax rate for the six months ended June 30, 2018 is lower than the prior year period primarily due to enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Reform Act") which, effective 2018, reduced the statutory corporate tax rate from 35% to 21%. This impact was offset by other tax items including the projected impact of certain Tax Reform provisions such as the global intangible low-taxed income provisions.

Additional Information

The Tax Reform Act significantly changed U.S. tax law by, among other things, lowering the statutory corporate tax rate, as discussed above, eliminating certain deductions, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which was codified in ASU 2018-05 during the first quarter of 2018, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. We estimated the effects of the Tax Reform Act and recorded a net provisional tax benefit for the impact of the Tax Reform Act in our financial statements as of December 31, 2017. We have not completed our determination of the accounting implications of the Tax Reform Act on our tax accruals as we continue to gather and review information necessary to complete the analysis as part of our 2017 tax return.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had $143 million of cash and cash equivalents, including $92 million of U.S. dollar equivalent or denominated cash deposits held by foreign subsidiaries which are subject to changes in foreign exchange rates. Of this amount, $70 million is held in foreign jurisdictions, principally the United Kingdom, Mexico and the U.S Virgin Islands. Under the Tax Reform Act, all accumulated foreign earnings as of December 31, 2017 were mandatorily deemed to be repatriated and taxed, which was also referred to as the Transition Tax. The Transition Tax was assessed regardless of whether ILG actually repatriated its undistributed foreign earnings. Historically, it has been ILG’s practice and intention to reinvest the earnings of certain of its foreign subsidiaries. In light of the significant changes made by the Tax Reform Act, ILG will no longer be permanently reinvested with regard to the earnings of its foreign subsidiaries. ILG will continue to be permanently reinvested with respect to the remaining excess of the amount for financial reporting over the tax basis of investments in our foreign subsidiaries.

Additionally, we are also exposed to risks associated with the repatriation of cash from certain of our foreign operations to the United States where currency restrictions exist, such as Argentina, which limit our ability to immediately access cash through repatriations. These currency restrictions had no impact on our overall liquidity during the six months ended June 30, 2018 and, as of that date, the respective cash balances were immaterial to our overall cash on hand.

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

Cash Flows Discussion

Operating Activities

Net cash and restricted cash provided by operating activities increased to $184 million in the six months ended June 30, 2018 from $82 million in the same period of 2017. The increase of $102 million from 2017 was principally due to lower inventory spend of $81 million due to development activities at The Westin Nanea Ocean Villas in the prior year period; to higher net cash receipts partly attributable to property insurance proceeds of $42 million in the current period related to the 2017 hurricanes, largely associated with rebuilding activities at The Westin St. John  Resort Villas which commenced in the fourth quarter of 2017; and to lower taxes paid of $4 million. These increases were partly offset by $4 million of higher interest paid (net amounts capitalized).

Investing Activities

Net cash used in investing activities of $18 million and $48 million in the six months ended June 30, 2018 and 2017, respectively, pertains to capital expenditures, primarily related to investments in assets used mainly to support marketing and sales locations, resort operations (including sales centers), as well as IT initiatives. Capital expenditures in 2018 include $3 million of insurance proceeds for hurricane property damage.

Financing Activities

Net cash and restricted cash used in financing activities of $153 million in the six months ended June 30, 2018 relates to payments of $86 million on securitized debt and net payments of $15 million on our revolving credit facility, cash dividend payments of $43 million to ILG stockholders, and withholding taxes on the vesting of restricted stock units and restricted stock of $9 million. Net cash and restricted cash used in financing activities of $40 million in the six months ended June 30, 2017 related to repayments of $66 million on securitized debt, cash dividend payments to ILG stockholders of $37 million, withholding taxes on the vesting of restricted stock units and restricted stock of $5 million, and repurchases of our common stock at market prices totaling $3 million, including commissions, which settled during the six months ended June 30, 2017. These uses of cash were partially offset by net borrowings of $71 million on our revolving credit facility.

Revolving Credit Facility

As of June 30, 2018, borrowings outstanding under the revolving credit facility that matures in May 2021 amounted to $205 million, with $382 million available to be drawn, net of outstanding letters of credit.

Senior Notes

As of June 30, 2018, total unamortized debt issuance costs pertaining to our $350 million of 5.625% senior notes due in 2023 were $5 million.

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

The indenture governing the senior notes restricts our ability to issue additional debt in the event we are not in compliance with the minimum fixed charge coverage ratio of 2.0 to 1.0 and limits restricted payments and investments unless we are in compliance with the minimum fixed charge coverage ratio and the amount is within a bucket that grows with our consolidated net income. We met the minimum fixed charge coverage ratio as of June 30, 2018. In addition, the amended credit agreement requires us to meet certain financial covenants regarding the maintenance of a maximum consolidated secured leverage ratio of consolidated secured debt, over consolidated Earnings Before Interest, Taxes,

Depreciation and Amortization (“EBITDA”), as defined. We are also required to maintain a minimum consolidated interest coverage ratio of consolidated EBITDA over consolidated interest expense. As of June 30, 2018, the maximum consolidated secured leverage ratio was 3.25x and the minimum consolidated interest coverage ratio was 3.0x. ILG was in compliance in all material respects with the requirements of all applicable financial and operating covenants, and our consolidated secured leverage ratio and consolidated interest coverage ratio under the amended credit agreement were 0.63 and 13.09, respectively.

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

Free Cash Flow

Free cash flow is a non‑GAAP measure and is defined in “ILG’s Principles of Financial Reporting.” For the six months ended June 30, 2018 and 2017, free cash flow was $95 million and $23 million, respectively. The change is primarily a result of the increase in net cash provided by operating activities as discussed above, and lower net capital expenditures, partly offset by higher net securitization activities, including higher repayments on securitizations.

Dividends and Share Repurchases

In February 2018, our Board of Directors declared a quarterly dividend payment of $0.175 per share paid in March 2018 of $22 million. In May 2018, our Board of Directors declared a quarterly dividend payment of $0.175 per share paid in June 2018 of $22 million.

In November 2016, the Board authorized repurchases of up to $50 million of ILG common stock, $21 million of which was remaining for future repurchases as of December 31, 2017. There were no repurchases of common stock during the six months ended June 30, 2018. Acquired shares of our common stock are held as treasury shares carried at cost on our condensed consolidated financial statements.

Common stock repurchases may be conducted in the open market or in privately negotiated transactions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

Contractual Obligations and Commercial Commitments

We have funding commitments that could potentially require our performance in the event of demands by third parties or contingent events. At June 30, 2018, guarantees, surety bonds and letters of credit totaled $101 million. This total includes maximum exposure under guarantees of $48 million primarily relating to our vacation rental business’s hotel and resort management agreements, including those with guaranteed dollar amounts, and accommodation leases supporting the rental management activities entered into on behalf of the property owners for which either party generally may terminate such leases upon 60 to 90 days prior written notice to the other.

In addition, certain of the vacation rental business’s hotel and resort management agreements provide that owners receive specified percentages of the revenue generated under management. In these cases, the operating expenses for the rental operations are paid from the revenue generated by the rentals, the owners are then paid their contractual percentages, and we either retain the balance (if any) as our management fee or make up the deficit. Although such deficits are reasonably possible in a few of these agreements, as of June 30, 2018, future amounts are not expected to be significant, individually or in the aggregate. Certain of our vacation rental businesses also enter into agreements, as principal, for services purchased on behalf of property owners for which they are subsequently reimbursed. As such, we are the primary obligor and may be liable for unreimbursed costs. As of June 30, 2018, amounts pending reimbursements are not significant.

As of June 30, 2018, our letters of credit totaled $13 million and were principally related to our Vacation Ownership sales and financing activities. More specifically, these letters of credit provide alternate assurance on amounts held in escrow which enable our developer entities to access purchaser deposits prior to closings, as well as provide a guarantee of maintenance fees owed by our developer entities during subsidy periods at a particular vacation ownership resort, among other items.

Contractual obligations and commercial commitments at June 30, 2018 are as follows:

	Payments Due by Period
		Up to			More than
Contractual Obligations	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
	(Dollars in millions)
Debt principal(a)	$555	$—	$205	$350	$—
Debt interest(a)	122	29	57	36	—
Purchase obligations and other commitments(b)	56	30	22	4	—
Operating leases	141	20	31	19	71
Total contractual obligations	$874	$79	$315	$409	$71

(a)Debt principal and projected debt interest represent principal and interest to be paid on our senior notes and revolving credit facility based on the balance outstanding as of June 30, 2018, exclusive of debt issuance costs. In addition, also included are certain fees associated with our revolving credit facility based on the unused borrowing capacity and outstanding letters of credit balances, if any, as of June 30, 2018. Interest on the revolving credit facility is calculated using the prevailing rates as of June 30, 2018.

(b)Purchase obligations and other commitments primarily relate to future guaranteed purchases of rental inventory, operational support services, marketing related benefits, membership fulfillment benefits and other commitments.

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			More than
Other Commercial Commitments(d)	Committed	1 Year	1 ‑ 3 Years	3 ‑ 5 Years	5 Years
	(In millions)
Guarantees, surety bonds and letters of credit	$101	$70	$24	$7	$—

(c)Commercial commitments include minimum revenue guarantees related to hotel and resort management agreements, accommodation leases entered into on behalf of the property owners, and funding commitments that could potentially require performance in the event of demands by third parties or contingent events, such as under a letter of credit extended or under guarantees.

Off‑Balance Sheet Arrangements

Except as disclosed above in our Contractual Obligations and Commercial Commitments (excluding “Debt principal”), as of June 30, 2018, we did not have any significant off‑balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S‑K.

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

Other non‑operating income and expense consists principally of foreign currency translations of cash held in certain countries in currencies, principally U.S. dollars, other than their functional currency, in addition to any gains or losses on extinguishment of debt, as applicable.

Impact of the application of purchase accounting represents the difference between amounts derived from the fair value remeasurement of assets and liabilities acquired in a business combination versus the historical basis. We believe generally this is most meaningful in the first year subsequent to an acquisition.

Other special items consists of other items that we believe are not related to our core business operations. For the three and six months ended June 30, 2018 and 2017, such items include (as applicable to the respective period): (i) costs related to the litigation matters described in Note 21 accompanying our condensed consolidated financial statements, (ii) impact to our financial statements related to natural disasters, including Hurricane Irma and other named storms, and (iii) costs related to our board of directors’ strategic review.

RECONCILIATIONS OF NON‑GAAP MEASURES

The following tables reconcile net income attributable to common stockholders in total to operating income, and to EBITDA and adjusted EBITDA for our operating segments for the three and six months ended June 30, 2018 and 2017 (in millions). The noncontrolling interest relates primarily to the Vacation Ownership segment.

	Three Months Ended June 30, 2018
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Net income attributable to common stockholders			$27
Net income attributable to noncontrolling interest			1
Net income			28
Income tax provision			13
Other non-operating expense, net			5
Interest expense			7
Interest income			(1)
Operating income	$17	$35	52
Other non-operating income (expense), net	(7)	2	(5)
Net income attributable to noncontrolling interest	(1)	—	(1)
Depreciation expense	11	5	16
Amortization expense of intangibles	2	3	5
EBITDA	22	45	67
Other special items	2	1	3
Asset impairments	2	—	2
Acquisition related and restructuring costs	5	3	8
Less: Other non-operating (income) expense, net	7	(2)	5
Non-cash compensation expense	3	2	5
Adjusted EBITDA	$41	$49	$90

	Three Months Ended June 30, 2017
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Net income attributable to common stockholders			$26
Net income attributable to noncontrolling interest			—
Net income			26
Income tax provision			13
Other special items			(2)
Equity in earnings from unconsolidated entities			(1)
Other non-operating expense, net			2
Interest expense			7
Operating income	$8	$37	45
Other non-operating expense, net	(2)	—	(2)
Other special items	—	2	2
Equity in earnings from unconsolidated entities	1	—	1
Depreciation expense	10	5	15
Amortization expense of intangibles	2	3	5
EBITDA	19	47	66
Other special items	1	(1)	—
Impact of purchase accounting	(1)	—	(1)
Asset impairments	2	—	2
Acquisition related and restructuring costs	4	—	4
Less: Other non-operating expense, net	2	—	2
Non-cash compensation expense	4	3	7
Adjusted EBITDA	$31	$49	$80

	Six Months Ended June 30, 2018
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Net income attributable to common stockholders			$69
Net income attributable to noncontrolling interest			2
Net income			71
Income tax provision			33
Equity in earnings from unconsolidated entities			(1)
Interest expense			15
Interest income			(1)
Operating income	$35	$82	117
Equity in earnings from unconsolidated entities	1	—	1
Net income attributable to noncontrolling interest	(2)	—	(2)
Depreciation expense	21	10	31
Amortization expense of intangibles	4	6	10
EBITDA	59	98	157
Other special items	5	2	7
Asset impairments	4	—	4
Acquisition related and restructuring costs	6	3	9
Non-cash compensation expense	5	6	11
Adjusted EBITDA	$79	$109	$188

	Six Months Ended June 30, 2017
	Vacation	Exchange
	Ownership	and Rental	Consolidated
Net income attributable to common stockholders			$70
Net income attributable to noncontrolling interest			1
Net income			71
Income tax provision			38
Other special items			(2)
Equity in earnings from unconsolidated entities			(3)
Other non-operating income, net			(8)
Interest expense			12
Operating income	$23	$85	108
Other non-operating income (expense), net	10	(2)	8
Other special items	—	2	2
Equity in earnings from unconsolidated entities	3	—	3
Net income attributable to noncontrolling interest	(1)	—	(1)
Depreciation expense	20	10	30
Amortization expense of intangibles	4	6	10
EBITDA	59	101	160
Other special items	1	(1)	—
Asset impairments	5	—	5
Impact of purchase accounting	(5)	—	(5)
Acquisition related and restructuring costs	7	—	7
Less: Other non-operating (income) expense, net	(10)	2	(8)
Non-cash compensation expense	7	5	12
Adjusted EBITDA	$64	$107	$171

The following tables present the inputs used to compute operating income and adjusted EBITDA margin for our operating segments for the three and six months ended June 30, 2018 and 2017 (in millions).

	Vacation Ownership		Vacation Ownership
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$308	$285	$621	$557
Revenue excluding cost reimbursement revenue	263	226	531	440
Operating income	17	8	35	23
Adjusted EBITDA	41	31	79	64
Margin computations
Operating income margin	6%	3%	6%	4%
Operating income margin excluding cost reimbursement revenue	6%	4%	7%	5%
Adjusted EBITDA margin	13%	11%	13%	11%
Adjusted EBITDA margin excluding cost reimbursement revenue	16%	14%	15%	14%

	Exchange and Rental		Exchange and Rental
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$153	$156	$323	$328
Revenue excluding cost reimbursement revenue	133	130	282	277
Operating income	35	37	82	85
Adjusted EBITDA	49	49	109	107
Margin computations
Operating income margin	23%	24%	25%	26%
Operating income margin excluding cost reimbursement revenue	26%	28%	29%	31%
Adjusted EBITDA margin	32%	31%	34%	33%
Adjusted EBITDA margin excluding cost reimbursement revenue	37%	38%	39%	39%

The following table reconciles cash provided by operating activities to free cash flow for the six months ended June 30, 2018 and 2017 (in millions).

	Six Months Ended
	June 30,
	2018	2017
Operating activities before inventory spend (excluding restricted cash)	$232	$233
Inventory spend	(39)	(120)
Net changes in operating-related restricted cash	(9)	(31)
Net cash and restricted cash provided by operating activities	184	82
Repayments on securitizations	(86)	(66)
Net changes in financing-related restricted cash	2	20
Net securitization activities	(84)	(46)
Net changes in operating-related restricted cash	9	31
Capital expenditures	(22)	(48)
Acquisition-related and restructuring payments	8	4
Free cash flow	$95	$23

The following tables reconcile net income attributable to common stockholders to adjusted net income, and to adjusted earnings per share for the three and six months ended June 30, 2018 and 2017 (in millions except share and per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$27	$26	$69	$70
Acquisition-related and restructuring costs	8	4	9	8
Other non-operating foreign currency remeasurements	5	2	—	(8)
Impact of purchase accounting	—	1	—	(2)
Other special items	3	—	9	—
Asset impairments	2	2	4	5
Income tax impact on adjusting items(1)	(6)	(4)	(6)	(1)
Adjusted net income	$39	$31	$85	$72
Earnings per share attributable to common stockholders:
Basic	$0.21	$0.21	$0.56	$0.56
Diluted	$0.21	$0.20	$0.55	$0.55
Adjusted earnings per share:
Basic	$0.31	$0.25	$0.69	$0.57
Diluted	$0.31	$0.25	$0.68	$0.57
Weighted average number of shares of common stock outstanding (in thousands):
Basic	124,241	124,384	124,033	124,191
Diluted	125,874	126,141	125,813	125,862

(1)	All adjusting items were tax effected using the applicable projected annual effective tax rate since none of the adjustments were discrete to the periods.

The following tables reconcile consolidated timeshare contract sales to sales of vacation ownership products, net, for the three and six months ended June 30, 2018 and 2017 (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales of vacation ownership products, net	$121	$118	$244	$223
Provision for loan losses	14	8	22	15
Other items and adjustments(1)	(3)	2	—	12
Consolidated timeshare contract sales	$132	$128	$266	$250

(1)	Includes adjustments for incentives, certain GAAP deferrals, cancelled sales, trial vacation package sales, fractional sales and other items.

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

Operating foreign currency exchange resulted in negligible net gains for the three and six months ended June 30, 2018, respectively, and operating foreign currency exchange resulted in net losses that were minimal for the three month period ended June 30, 2017 and $1 million for the six month period ended June 30, 2017. This activity is attributable to foreign currency remeasurements of operating assets and liabilities denominated in a currency other than their functional currency.

Non‑operating foreign currency exchange net losses were $5 million and $2 million for the second quarter of 2018 and 2017, respectively. The unfavorable fluctuations in the 2018 and 2017 quarters were primarily driven by U.S. dollar denominated intercompany loan positions held at June 30, 2018 and 2017, respectively, which were affected by the stronger dollar compared to the Mexican peso, partly offset by the remeasurement of U.S. dollar denominated non-operating cash positions held by our Mexican subsidiary at the respective quarter-end.

Non‑operating foreign currency exchange net gains were inconsequential for the first six months of 2018 and $8 million in the prior year period. The favorable fluctuation in the 2017 period were primarily driven by U.S. dollar denominated intercompany loan positions held at June 30, 2017, which was affected by the weaker dollar compared to the Mexican peso, partly offset by the remeasurement of U.S. dollar denominated non-operating cash positions held by our Mexican subsidiary at the respective quarter-end.

Our operations in international markets are exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on us is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing, operating and hedging strategies. A hypothetical 10% weakening/strengthening in foreign currency exchange rates to the U.S. dollar for the three and six months ended June 30, 2018 would result in an approximate change to revenue of $4 million and $8 million, respectively. There have been no material quantitative changes in market risk exposures since December 31, 2017.

Interest Rate Risk

We are exposed to interest rate risk through borrowings under our amended credit agreement which bears interest at variable rates. The interest rate on the amended credit agreement is based on (at our election) either LIBOR plus a predetermined margin that ranges from 1.25% to 2.50%, or the Base Rate as defined in the amended credit agreement plus a predetermined margin that ranges from 0.25% to 1.50%, in each case based on ILG’s leverage ratio. As of June 30, 2018, the applicable margin was 1.75% per annum for LIBOR revolving loans and 0.75% per annum for Base Rate loans. As of June 30, 2018, we had $205 million outstanding under our revolving credit facility; a hypothetical 100 basis point change in interest rates would result in an approximate change to interest expense of $1 million for the six months ended June 30, 2018. While we currently do not hedge our interest rate exposure, this risk is mitigated by the issuance of $350 million senior notes in April 2015 at a fixed rate of 5.625% as well as variable interest rates earned on our cash balances, as well as current and future securitizations which are or are expected to be at fixed rates of interest.

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

Item 1A. Risk Factors

See Part I, Item IA., “Risk Factors,” of ILG’s 2017 Annual Report on Form 10-K, for a detailed discussion of the risk factors affecting ILG. There have been no material changes from the risk factors described in the Annual Reports, except for the following.

We Will Be Subject to Various Uncertainties and Contractual Restrictions, Including the Risk of Litigation, while the Combination Transactions are Pending that May Cause Disruption and May Make it More Difficult to Maintain Relationships with Employees, Suppliers, Vendors, Customers or Others.

Uncertainty about the impact of the Combination Transactions on relationships with employees, suppliers, vendors, customers or others may have an adverse effect on us. Although we intend to take steps designed to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the Combination Transactions are completed, and could cause suppliers, vendors, customers and others that deal with us to seek to change existing business relationships with us.

The pursuit of the Combination Transactions and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.

In addition, the merger agreement restricts us, without Marriott Vacations’ consent, from making certain acquisitions and taking other specified actions until the Combination Transactions closes or the merger agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Combination Transactions or termination of the merger agreement.

To date, two lawsuits challenging the Combination Transactions were filed on behalf of purported stockholders alleging violations of federal securities laws in connection with the Combination Transactions.

The complaints seek to enjoin ILG and Marriott Vacations from consummating the Combination Transactions and attorneys’ fees and costs, as well as other remedies.

One of the conditions to the closing of the Combination Transactions is the absence of any judgment, order, law or other legal restraint by a court or other governmental entity of competent jurisdiction that prevents the consummation of the Combination Transactions. Accordingly, if any of the plaintiffs is successful in obtaining an injunction prohibiting the consummation of the Combination Transactions, then such injunction may prevent the Combination Transactions from becoming effective, or delay its becoming effective within the expected time frame.

Failure to Complete the Combination Transactions Could Negatively Impact Our Stock Price and Our Future Business and Financial Results.

If the Combination Transactions are not completed, our ongoing business may be adversely affected, and we may be subject to several risks, including the following:

-	being required to pay a termination fee under certain circumstances as provided in the merger agreement;
-	having to pay certain costs relating to the Combination Transactions, such as legal, accounting, financial advisor and other fees and expenses;
-	our stock price could decline to the extent that the current market price reflects a market assumption that the Combination Transactions will be completed; and
-	having had the focus of our management on the Combination Transactions instead of on pursuing other opportunities that could have been beneficial to us.

If the Combination Transactions are not completed, we cannot assure you that these risks will not materialize and will not materially adversely affect our business, financial results and stock price.

Our Ability to Complete the Combination Transactions is Subject to Certain Closing Conditions and the Receipt of Consents and Approvals from Government Entities Which May Impose Conditions That Could Adversely Affect Us or Cause the Combination Transactions to be Abandoned.

The merger agreement contains certain closing conditions, including, among others:

•	the approval by the holders of a majority of all our outstanding shares of the transactions contemplated by the merger agreement;
•

the approval by the holders of a majority of the votes cast at a special meeting called by Marriott Vacations in favor of a proposal to issue shares of Marriott Vacations common stock to our stockholders pursuant to the merger agreement;

•	the absence of any judgment, order, law or other legal restraint by a court or other governmental entity of competent jurisdiction that prevents the consummation of the Combination Transactions; and
•	the approval for listing by NYSE of the shares of Marriott Vacations common stock issuable in the Combination Transactions.

We cannot assure you that the various closing conditions will be satisfied, or that any required conditions will not materially adversely affect the combined company following the Combination Transactions or will not result in the abandonment or delay of the Combination Transactions.

Any Delay in Completing the Combination Transactions May Reduce or Eliminate the Benefits That We Expect to Achieve.

The Combination Transactions are subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect the completion of the Combination Transactions. We cannot predict whether and when these conditions will be satisfied. Any delay in completing the Combination Transactions could cause the combined company not to realize some or all of the synergies that we and Marriott Vacations expect to achieve if the Combination Transactions are successfully completed within the expected time frame.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Unregistered Sale of Securities. None

(b)          Use of Proceeds. Not applicable

(c)          Purchases of Equity Securities by the Issuer and Affiliated Purchasers: The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended June 30, 2018 by or on behalf of ILG or any “affiliated purchaser,” as defined by Rule 10b‑18(a)(3) of the Exchange Act. All purchases were made in accordance with Rule 10b‑18 of the Exchange Act.

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs(1)
April 2018	—	$—	—	$21,050,422
May 2018	—	$—	—	$21,050,422
June 2018	—	$—	—	$21,050,422

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

Date: August 3, 2018	ILG, INC.

	By:	/s/ William L. Harvey
William L. Harvey
Chief Financial Officer

	By:	/s/ John A. Galea
John A. Galea
Chief Accounting Officer